Form 10-Q
period 1993-11-21
PRICE/COSTCO INC
filed 1994-01-05
CIK 909832

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 21, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-20355

                               PRICE/COSTCO, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0572969
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
            4649 MORENA BOULEVARD                        10809 - 120TH AVENUE N.E.
         SAN DIEGO, CALIFORNIA 92117                    KIRKLAND, WASHINGTON 98033
                          (Address of principal executive offices)
               (619) 581-4600                                 (206) 828-8100
                    (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES_  NOX

    The registrant had 217,452,064 common shares, par value $.01, outstanding at January 4, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS                                                            PAGE
                                                                                          -----
    Condensed Consolidated Balance Sheets............................................           9
    Condensed Consolidated Statements of Operations..................................          10
    Condensed Consolidated Statements of Cash Flows..................................          11
    Notes to Condensed Consolidated Financial Statements.............................          12
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS...........................................................           3

                                   PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS..........................................................           6
ITEM 2 -- CHANGES IN SECURITIES......................................................           6
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES............................................           6
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................           6
ITEM 5 -- OTHER INFORMATION..........................................................           6
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K...........................................           6
    Exhibit (28) -- Independent Public Accountants' Letter...........................          17

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS --

    Price/Costco, Inc.'s (the "Company" or "Price/Costco") unaudited consolidated balance sheet as of November 21, 1993, and the audited consolidated balance sheet as of August 29, 1993, and unaudited consolidated statements of operations and cash flows for the 12-week periods ended November 21, 1993, and November 22, 1992, are attached. Also attached are notes to the unaudited consolidated financial statements and the results of the limited review performed by Arthur Andersen & Co., independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on Sunday nearest the end of August. Fiscal 1994 will end on August 28, 1994. The first, second and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1993 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 21, 1993, AND NOVEMBER 22, 1992 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for the quarter reflect a net loss of $32,991, or $0.15 per share, which includes the previously announced provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $0.37 per share after-tax) related to the merger of The Price Company ("Price") and Costco Wholesale Corporation ("Costco") into Price/Costco. The merger was approved by Price and Costco shareholders on October 21, 1993.

    Excluding the $80,000 after-tax provision for merger and restructuring costs, net income during the first quarter of fiscal 1994 would be $47,009, or $0.21 per share. Net income during the first quarter of fiscal 1993 was $44,328, or $0.20 per share.

    Net sales increased 5% to $3,599,797 during the first quarter of fiscal 1994, from $3,422,457 during the first quarter of fiscal 1993. This increase was due to: sales at the 29 warehouses that were opened since the end of the first quarter of fiscal 1993; which increases were partially offset by negative comparable sales at existing locations opened prior to fiscal 1993 and by discontinued sales from 7 warehouses closed during fiscal 1993 and two warehouses closed in the first quarter of fiscal 1994. Changes in prices of merchandise did not materially contribute to sales increases.

    Comparable sales, that is sales in warehouses open for at least a year, were a negative 5% during the first quarter of fiscal 1994. The comparable sales were attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in all markets; deflation in certain merchandise categories; a generally poor economic environment, especially in California; and a weak Canadian dollar where the Company derives approximately 15% of net sales.

    Membership fees and other revenue increased from $80,014, or 2.34% of net sales, in the first quarter of fiscal 1993 to $81,330, or 2.26% of net sales in the first quarter of fiscal 1994. This increase reflects new membership signups at the 29 new warehouses opened since the end of the first quarter of 1993, and the effect of membership fee increases in certain markets implemented in fiscal 1993. As anticipated, the Company is experiencing a decline in membership renewals at existing warehouses attributable to overlapping memberships and offering Price and Costco members reciprocal member privileges effective November 1, 1993.

    Revenue from real estate operations is net of operating expense and includes the results of income producing properties as well as gains on sales of property. Revenue from real estate operations increased from $1,773 in the first quarter of fiscal 1993 to $6,521 in the first quarter of fiscal 1994. The increase is due primarily to a gain recognized on sale of property in the first quarter of fiscal 1994. On

October 1, 1993 the Company sold its Glendale, Arizona shopping center and adjacent Price Club (which is being leased back to the Company) for $28,200. The Company recorded a $4,210 pre-tax gain or $0.01 per share (after-tax) in connection with the sale of the shopping center.

    Gross margin (defined as net sales minus merchandise costs) increased from $305,143, or 8.92% of net sales in the first quarter of fiscal 1993 to $332,752, or 9.24% of net sales in the first quarter of fiscal 1994. The increased gross margin reflects improved buying and distribution techniques, and an increased proportion of sales from ancillary businesses (such as pharmacy, fresh food, one-hour photo, optical and food services) which typically have higher gross margin characteristics.

    The gross margin figures reflect accounting for merchandise inventory costs on the last-in, first-out (LIFO) method. For the first quarter of fiscal 1994 there was a $1,900 LIFO charge to income due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $2,200 LIFO charge in the first quarter of fiscal 1993.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted based on the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company's fiscal year. Historically, both Price and Costco have provided for shrinkage on a quarterly basis, and gross margins in the second and fourth quarters were positively impacted by the results of the actual physical inventory counts. Based on these positive prior inventory results, the Company lowered the percentage used in the first quarter for the inventory shrinkage provision compared to the rates used in previous years. This resulted in an increase in pretax income of $3,700 (or $.01 per share after tax) compared to the prior year. As a result, the second quarter's results will be adversely affected by this amount when comparing results to the prior year's second quarter.

    Selling, general and administrative expenses as a percent of net sales increased from 8.67% during the first quarter of fiscal 1993 to 8.94% during the first quarter of fiscal 1994, reflecting a combination of comparable unit sales decreases in warehouses in operation during both fiscal periods and higher expense ratios at warehouses opened during fiscal 1994 and fiscal 1993 (newer units generally operate at significantly lower annual sales volumes than mature units and, therefore, incur higher expense ratios than mature units).

    Preopening expenses totaled $11,551 or 0.34% of net sales during the first quarter of fiscal 1993 and $11,130 or 0.31% of net sales during the first quarter of fiscal 1994. During the first quarter of fiscal 1994, the company opened 12 new warehouses. The Company opened 20 new warehouses during the first quarter of fiscal 1993.

    Interest expense totaled $9,444 in the first quarter of fiscal 1993 and $10,823 in the first quarter of fiscal 1994. In both fiscal quarters interest expense was incurred as a result of the interest on the three series of convertible subordinated debentures, as well as interest on borrowings under the Company's credit facilities.

    Interest income and other totaled $4,713 in the first quarter of fiscal 1993 and $2,711 in the first quarter of fiscal 1994. This decrease was primarily due to lower average balances of cash and short-term investment and lower interest rates.

    The provision for merger and restructuring costs includes approximately $20,000 of direct transaction costs related to the merger, as well as estimated expenses related to consolidating and restructuring certain functions, the closing of certain facilities and sale of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs. Under the pooling-of-interests accounting method, these estimated costs are expensed in the quarter in which the merger was consummated. The income tax benefit in the first quarter of fiscal 1994 reflects certain merger-related costs that are not deductible for income tax purposes.

    LIQUIDITY AND CAPITAL RESOURCES
    (DOLLARS IN THOUSANDS)

    Price/Costco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements; non-club real estate development, including real estate joint ventures; and international expansion through investment in foreign subsidiaries and joint ventures.

    In  the  first  quarter  of  fiscal  1994,  cash  used  by  operations   was
approximately $19,000 and proceeds generated from property sales was approximately $28,000. These funds, combined with approximately $107,000 of cash and cash equivalents and short-term investments and approximately $100,000 of increased borrowings under revolving credit agreements were used to finance additions to property and equipment for warehouse clubs and related operations of $142,000, other investing activities related primarily to non-club real estate development, and other assets, which together totaled $75,000 including the purchase of a $41,000 note receivable from a bank which was previously guaranteed by the Company.

    For fiscal 1994, expansion plans for the United States and Canada are to open approximately 35 new warehouse clubs including the twelve warehouses opened in the first quarter of fiscal 1994. As of December 15, 1993, a total of twenty new warehouses had been opened in fiscal 1994, less two Texas units closed during the first quarter. Management also expects to expand its international operations. The Company continues to develop its interests in Mexico pursuant to a joint venture with Controladora Comercial Mexicana, S.A. de C.V. which operates five Price Clubs in Mexico, two of which were opened subsequent to August 29, 1993. This joint venture has not had a material effect on the Company's results of operations to date. The Company opened a warehouse in the United Kingdom on November 30, 1993, with other U.K. locations expected to follow in calendar year 1994. Other markets are being assessed, including Pacific Rim and Latin American countries.

    Total planned capital expenditures for fiscal 1994 are approximately $550,000 to $650,000 in the United States and Canada for property and equipment for warehouse clubs and related operations; approximately $80,000 to $120,000 for other international warehouse club expansion; approximately $130,000 to $180,000 for non-club real estate development; and approximately $40,000 to $50,000 for activities such as Quest electronic shopping, business delivery, processing and packaging operations and alternative methods of distributing goods and services. The expenditures will be financed with a combination of cash provided from operations; the use of cash, cash equivalents and short-term investments, which totaled $210,000 at August 29, 1993 and $103,000 million at November 21, 1993; short-term borrowings under revolving credit facilities and/or commercial paper facilities; issuance of long-term debt; and other financing sources including the sale of certain real estate investments to third parties, and proceeds from minority joint venture partners in international subsidiaries, as required.

    Price/Costco's current credit facilities are the facilities that were separately established by Price and Costco prior to the merger. As of December 1993, Price/Costco had committed lines of credit with banks totaling $550,000. Of this amount, $300,000 of facilities will expire on January 31, 1994, and $250,000 of facilities will expire on March 31, 1994. Additionally, the $250,000 facility supports a $250,000 commercial paper program. At November 21, 1993, amounts outstanding under the $300,000 of revolving credit facilities and the $250,000 commercial paper program were $39,500, and $83,375, respectively. At December 31, 1993, no amounts were outstanding under these facilities. The Company is currently working with substantially the same banks involved in its present bank facilities to establish a $500,000 replacement facility which will support a new $500,000 commercial paper program. This new credit facility and commercial paper program is expected to be in place prior to the January 31, 1994 termination date described above.

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with accrued expenses and other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business (e.g., cash, merchandise inventories, receivables and other current assets). At November 21, 1993, working capital totaled a negative $45,000 compared to $131,000 at August 29, 1993. This decrease is primarily related to a reduction in cash and cash equivalents of $69,000, a decrease in short-term investments of $38,000 and an increase in notes payable of $100,000 offset by increases in other working capital accounts of $32,000.

    The Company's balance sheet as of November 21, 1993, reflects a $377,000 or 9.6% increase in total assets since August 29, 1993. This increase is composed primarily of: (1) increased inventory levels of $343,000, reflecting the Company's expansion program and the seasonal buildup in merchandise inventories;
(2) increases in property and equipment, non-club real estate investments, and other assets totalling $140,000, primarily related to the Company's fiscal 1994 expansion activities and the purchase of the $41,000 note receivable; and (3) was partially offset by the $107,000 decrease in cash and cash equivalents and short-term investments used to finance investing activities. Stockholders' equity decreased primarily from a net loss of $33,000 in the first quarter of fiscal 1994. This loss included the $80,000 after-tax provision for merger and restructuring costs.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States
District Court, Southern District of California. Subsequently, on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have filed an Appeal in the Ninth Circuit Court of Appeals. The Company intends to vigorously defend the suit and believes the ultimate outcome of the litigation will not have a material effect on the financial statements.

    The Company is a party to other routine litigation incident to its business and to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES --

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES --

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

    The Company's first annual meeting is scheduled for 10:00 a.m. on January 13, 1994 at the Town & Country Hotel in San Diego, California. Matters to be voted on are included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to stockholders in December 1993.

ITEM 5.  OTHER INFORMATION --

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K --

    (a) The following exhibits are included herein or incorporated by reference:

        4(a)(5) Incorporated by reference in Form 8-A filed with respect to the Registration Statement of the Company's 5 1/2% Convertible Subordinated Debentures dated December 21, 1993.

        4(a)(6)  Incorporated by reference in Form 15 with respect to the notice
                 of   termination  of   the  Registration  of   Price's  5  1/2%
                 Convertible Subordinated Debentures dated January 3, 1994.

        4(b)(6) Incorporated by reference in Form 8-A filed with respect to the Registration Statement of the Company's 6 3/4% Convertible Subordinated Debentures dated December 21, 1993.

        4(b)(7)  Incorporated by reference in Form 15 with respect to the notice
                 of   termination  of   the  Registration  of   Price's  6  3/4%
                 Convertible Subordinated Debentures dated January 3, 1994.

        4(c)(4) Incorporated by reference in Form 8-A filed with respect to the Registration Statement of the Company's 5 3/4% Convertible Subordinated Debentures dated December 21, 1993.

        4(c)(5)  Incorporated by reference in Form 15 with respect to the notice
                 of   termination  of  the  registration   of  Costco's  5  3/4%
                 Convertible Subordinated Debentures dated December 21, 1993.

        (28) Independent Public Accountants' Letter

    (b) No reports on Form 8-K were filed for the 12 weeks ended November 21, 1993.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

           Date: January 5, 1994                           /s/ James D. Sinegal
                                                             James D. Sinegal
                                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
           Date: January 5, 1994                          /s/ Richard A. Galanti
                                                            Richard A. Galanti
                                                        EXECUTIVE VICE PRESIDENT,
                                                         CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                   NOVEMBER 21,    AUGUST 29,
                                                                                       1993           1993
                                                                                   -------------  -------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents......................................................  $      50,742  $     120,227
  Short-term investments.........................................................         52,066         90,116
  Receivables, net...............................................................        132,471        114,828
  Merchandise inventories........................................................      1,337,227        993,729
  Other current assets...........................................................         53,079         70,134
                                                                                   -------------  -------------
    Total current assets.........................................................      1,625,585      1,389,034
                                                                                   -------------  -------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements.......................................        896,564        906,588
  Buildings and leasehold improvements...........................................        942,383        905,396
  Equipment and fixtures.........................................................        458,173        433,502
  Construction in progress.......................................................        125,036        116,346
                                                                                   -------------  -------------
                                                                                       2,422,156      2,361,832
  Less -- accumulated depreciation and amortization..............................       (353,031)      (330,150)
                                                                                   -------------  -------------
    Net property and equipment...................................................      2,069,125      2,031,682
                                                                                   -------------  -------------
NON-CLUB REAL ESTATE INVESTMENTS, NET............................................        394,935        334,491
OTHER ASSETS.....................................................................        227,267        184,868
                                                                                   -------------  -------------
                                                                                   $   4,316,912  $   3,940,075
                                                                                   -------------  -------------
                                                                                   -------------  -------------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit..................................  $      16,319  $      18,361
  Notes payable..................................................................        122,875         23,093
  Accounts payable...............................................................      1,143,683        872,851
  Accrued salaries and benefits..................................................        170,496        178,397
  Accrued sales and other taxes..................................................         85,002         77,784
  Other current liabilities......................................................        132,248         87,831
                                                                                   -------------  -------------
    Total current liabilities....................................................      1,670,623      1,258,317
LONG-TERM DEBT...................................................................        817,724        812,576
DEFERRED INCOME TAXES AND OTHER LIABILITIES......................................         63,458         72,454
                                                                                   -------------  -------------
    Total liabilities............................................................      2,551,805      2,143,347
                                                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES....................................................             --             --
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding...............................................................             --             --
  Common stock $.01 par value; 900,000,000 shares authorized; 217,386,000 and
   217,074,000 shares issued and outstanding.....................................          2,173          2,171
  Additional paid-in capital.....................................................        575,046        571,268
  Accumulated foreign currency translation.......................................        (34,703)       (32,293)
  Retained earnings..............................................................      1,222,591      1,255,582
                                                                                   -------------  -------------
    Total stockholders' equity...................................................      1,765,107      1,796,728
                                                                                   -------------  -------------
                                                                                   $   4,316,912  $   3,940,075
                                                                                   -------------  -------------
                                                                                   -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     12 WEEKS       12 WEEKS
                                                                                       ENDED          ENDED
                                                                                   NOVEMBER 21,   NOVEMBER 22,
                                                                                       1993           1992
                                                                                   -------------  -------------
                                                                                    (UNAUDITED)    (UNAUDITED)
REVENUE
  Net sales......................................................................  $   3,599,797  $   3,422,457
  Membership fees and other......................................................         81,330         80,014
  Real estate operations.........................................................          6,521          1,773
                                                                                   -------------  -------------
    Total revenue................................................................      3,687,648      3,504,244
OPERATING EXPENSES
  Merchandise costs..............................................................      3,267,045      3,117,314
  Selling, general and administrative expenses...................................        321,684        296,768
  Preopening expenses............................................................         11,130         11,551
                                                                                   -------------  -------------
    Operating income.............................................................         87,789         78,611
OTHER INCOME (EXPENSE)
  Interest expense...............................................................        (10,823)        (9,444)
  Interest and other income......................................................          2,711          4,713
                                                                                   -------------  -------------
    Income before provision for merger and restructuring costs and income
     taxes.......................................................................         79,677         73,880
PROVISION FOR MERGER AND RESTRUCTURING COSTS.....................................        120,000             --
                                                                                   -------------  -------------
  Income (loss) before provision (benefit) for income taxes......................        (40,323)        73,880
PROVISION (BENEFIT) FOR INCOME TAXES.............................................         (7,332)        29,552
                                                                                   -------------  -------------
  Net income (loss)..............................................................  $     (32,991) $      44,328
                                                                                   -------------  -------------
                                                                                   -------------  -------------
NET INCOME (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE --
  PRIMARY........................................................................  $        (.15) $         .20
                                                                                   -------------  -------------
                                                                                   -------------  -------------
    Shares used in calculation (000's)...........................................        217,191        227,623
  FULLY DILUTED..................................................................  $        (.15) $         .20
                                                                                   -------------  -------------
                                                                                   -------------  -------------
    Shares used in calculation (000's)...........................................        217,191        227,879

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      12 WEEKS      12 WEEKS
                                                                                       ENDED         ENDED
                                                                                    NOVEMBER 21,  NOVEMBER 22,
                                                                                        1993          1992
                                                                                    ------------  ------------
                                                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...............................................................   $  (32,991)   $   44,328
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................................       27,769        23,386
    Increase in merchandise inventories...........................................     (344,726)     (409,330)
    Increase in accounts payable..................................................      272,579       293,189
    Other.........................................................................       58,057        (6,400)
                                                                                    ------------  ------------
      Total adjustments...........................................................       13,679       (99,155)
                                                                                    ------------  ------------
      Net cash used in operating activities.......................................      (19,312)      (54,827)
                                                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.............................................     (141,961)     (148,508)
  Additions to non-club real estate investments...................................      (28,446)      (11,660)
  Proceeds from non-club real estate investments and property and equipment.......       28,059         2,325
  Decrease in short-term investments and restricted cash..........................       38,050        60,595
  Increase in other assets and other..............................................      (46,249)      (21,711)
                                                                                    ------------  ------------
      Net cash used in investing activities.......................................     (150,547)     (118,959)
                                                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to notes payable......................................................       99,784        60,041
  Net proceeds from issuance of long-term debt....................................           --         3,988
  Changes in bank checks outstanding, less cash on deposit........................       (2,042)      (21,118)
  Exercise of stock options, including income tax benefit.........................        3,780         1,427
  Other...........................................................................         (772)         (959)
                                                                                    ------------  ------------
      Net cash provided by financing activities...................................      100,750        43,379
                                                                                    ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................         (376)       (4,949)
                                                                                    ------------  ------------
      Net decrease in cash and cash equivalents...................................      (69,485)     (135,356)
                                                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................................      120,227       253,992
                                                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $   50,742    $  118,636
                                                                                    ------------  ------------
                                                                                    ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)...........................................   $   23,417    $   21,660
  Income taxes....................................................................   $    8,410    $   19,226
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Owned property was transferred or invested as follows:
  Property and equipment..........................................................   $  (42,345)   $    2,455
  Non-club real estate investments................................................       43,524        --
  Other assets....................................................................       (1,179)       (2,455)

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 21, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Price/Costco, Inc. (a Delaware corporation) and its subsidiaries (Price/Costco or the Company.) Price/Costco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries (Price), and Costco Wholesale Corporation and subsidiaries (Costco.) As described more fully in Note 2 -- the Transaction, on October 21, 1993, Price and Costco became wholly owned subsidiaries of Price/Costco. These unaudited consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Price and Costco for all periods presented.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended August 29, 1993.

    BUSINESS

    The Company operates in two reporting business segments -- cash and carry merchandising and real estate operations. The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on Sunday nearest the end of August. Fiscal 1994 will end on August 28, 1994. The first, second and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and first-in, first-out (FIFO) method for Canadian merchandise inventories. If the FIFO method had been used merchandise inventory would have been $11,150 and $9,250 higher at November 21, 1993 and August 29, 1993, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NOTES RECEIVABLE

    Notes receivable included in other assets totaled $119,387 at November 21, 1993 and $75,419 at August 29, 1993 and consist primarily of a $41,000 loan to a hotel company (the Hotel loan) and amounts due from various municipalities and agencies. On October 15, 1993, the Company purchased and assumed all of the rights and obligations of the Hotel loan which it had previously guaranteed. The borrower, a hotel company, had been in violation of its debt covenants. The note is collateralized by certain hotel property. If the collateral were deemed worthless, the Company could incur an after-tax loss of up to $25,000. The Company believes that the likelihood of any material loss from this note receivable is remote.

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               NOVEMBER 21, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The quarter ended November 21, 1993 does not reflect the effect of options, warrants and convertible debentures as they were not dilutive for either primary or fully-diluted purposes. For the quarter ended November 22, 1992 this calculation eliminated interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and includes the additional shares issuable upon conversion of these debentures.

NOTE (2) -- THE TRANSACTION
    On October 21, 1993, the shareholders of both Price and Costco approved an agreement that provided for the mergers of Price and Costco into Price/Costco (the Transaction). Pursuant to the Transaction, Price and Costco became subsidiaries of Price/Costco. Shareholders of Price received 2.13 shares of Price/Costco common stock for each share of Price common stock and shareholders of Costco received one share of Price/Costco common stock for each share of Costco.

    The Transaction qualified as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined. The restated financial statements are adjusted to conform the accounting policies of the separate companies.

    All fees and expenses related to the Transaction and to the consolidation and restructuring of the combined companies have been expensed as required under the pooling-of-interests accounting method in the unaudited consolidated statement of operations of Price/Costco for the 12 weeks ended November 21, 1993. Such fees and expenses are approximately $120,000 ($80,000 after tax), of which approximately $20,000 are direct transaction costs, and the remainder is the estimated expense related to consolidating and restructuring certain functions, the closing of certain facilities and sales of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs. The actual cost of the Transaction could vary significantly from those estimates.

    The calculation of net income per common and common equivalent share for each period presented prior to the Transaction reflects the issuance of 2.13 shares of Price/Costco Common Stock for each share of Price Common Stock used in such calculation and one share of Price/Costco Common Stock for each share of Costco Common Stock used in such calculation without consideration for fractional shares or dissenting shares of Price or dissenting shares of Costco.

    Costco's consolidated financial statements reported income taxes following the requirements of SFAS No. 109, "Accounting for Income Taxes." Price's consolidated financial statements reported income taxes following the requirements of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." To conform Price's accounting practice to SFAS No. 109, an adjustment was made to increase the deferred tax liability and to reduce retained earnings as of fiscal 1989 (the year Costco adopted the liability method of accounting for income taxes) by approximately $20,100.

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               NOVEMBER 21, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- THE TRANSACTION (CONTINUED)
    The  following  summarizes  amounts  of  Price  and  Costco  prior  to   the
Transaction.

                                                        MEMBERSHIP    REAL ESTATE
                                         NET SALES    FEES AND OTHER  OPERATIONS   NET INCOME
                                       -------------  --------------  -----------  ----------
12 weeks ended
 November 21, 1993:
  Price (8 weeks prior to the
   Transaction)......................  $   1,092,891    $   28,525     $   5,241   $   13,237
  Costco (8 weeks prior to the
   Transaction)......................      1,204,765        23,818        --            9,301
  Price/Costco (4 weeks after the
   Transaction)......................      1,302,141        28,987         1,280      (55,529)
                                       -------------  --------------  -----------  ----------
    Combined.........................  $   3,599,797    $   81,330     $   6,521   $  (32,991)
                                       -------------  --------------  -----------  ----------
                                       -------------  --------------  -----------  ----------
12 weeks ended
 November 22, 1992:
  Price..............................  $   1,752,386    $   46,007     $   1,773   $   21,543
  Costco.............................      1,670,071        34,007        --           22,785
                                       -------------  --------------  -----------  ----------
    Combined.........................  $   3,422,457    $   80,014     $   1,773   $   44,328
                                       -------------  --------------  -----------  ----------
                                       -------------  --------------  -----------  ----------

NOTE (3) -- NON-CLUB REAL ESTATE INVESTMENTS
    Non-club real estate investments consist of the following components:

                                                                                     NOVEMBER 21,  AUGUST 29,
                                                                                         1993         1993
                                                                                     ------------  -----------
Property held for development or lease to others...................................   $  408,111   $   347,274
Less accumulated depreciation......................................................       23,687        23,352
                                                                                     ------------  -----------
                                                                                         384,424       323,922
Investments in and advances to real estate joint ventures..........................       10,511        10,569
                                                                                     ------------  -----------
                                                                                      $  394,935   $   334,491
                                                                                     ------------  -----------
                                                                                     ------------  -----------

    Property held for development or lease to others consists of property owned directly and property owned by real estate joint venture partnerships in which the Company has a controlling interest. Investments in and advances to real estate joint ventures relate to real estate partnerships that are less than majority owned.

    Components of real estate operations are as follows:

                                                                NOVEMBER 21,   NOVEMBER 22,
                                                                    1993           1992
                                                                -------------  -------------
Rental and other revenue......................................    $   3,821      $   3,357
Operating expenses............................................       (1,510)        (1,584)
Gains on sale of non-club real estate investments.............        4,210         --
                                                                -------------  -------------
Real estate operations, net...................................    $   6,521      $   1,773
                                                                -------------  -------------
                                                                -------------  -------------

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               NOVEMBER 21, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3) -- NON-CLUB REAL ESTATE INVESTMENTS (CONTINUED)
    On October 1, 1993, the Company sold a single shopping center and adjacent Price Club (which is being leased back to the Company) for $28,200. The property consists of a 117,400 square foot warehouse and 217,700 square foot shopping center on 36.37 acres of land. The Company recorded a $4,210 pre-tax gain in connection with this sale.

NOTE (4) -- DEBT

    BANK LINES OF CREDIT

    Price/Costco's current credit facilities are the facilities that were separately established by Price and Costco prior to the merger of Price and Costco into the Company. As of December 1993, Price/ Costco had committed lines of credit with banks totaling $550,000. Of this amount, $300,000 of revolving credit facilities will expire on January 31, 1994, and $250,000 of facilities will expire on March 31, 1994. Additionally, the $250,000 facility supports a $250,000 commercial paper program. At November 21, 1993, amounts outstanding under the $300,000 of revolving credit facilities and the $250,000 commercial paper program were $39,500 and $83,375, respectively. At December 31, 1993 no amounts were outstanding under these facilities. The Company is currently working with substantially the same banks involved in its present bank facilities to establish a $500,000 replacement facility which will support a new $500,000 commercial paper program. This new credit facility and commercial paper program is expected to be in place prior to the January 31, 1994 termination date described above.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $205,000. The outstanding commitments under these facilities at November 21, 1993 was approximately $95,000, including approximately $54,000 in standby letters for workers' compensation requirements.

    LONG-TERM DEBT

    On November 4, 1993, notice was given to 6 3/4% convertible debenture holders that their option to redeem the debentures for cash equal to the principal amount plus accrued interest due to a change of control of Price that was effective as a result of the merger, and that the holders had until December 6, 1993, to exercise such options. Approximately $2,300 of debentures were purchased at their face value subsequent to November 21, 1993.

NOTE (5) -- INCOME TAXES
    The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the 12 weeks ended November 21, 1993 and November 22, 1992:

                                                  12 WEEKS ENDED NOVEMBER      12 WEEKS ENDED
                                                         21, 1993            NOVEMBER 22, 1992
                                                  -----------------------  ----------------------
Federal statutory tax rate......................  $  (14,113)     (35.0)%  $  25,119       34.0%
State, foreign and other income taxes, net......      (2,419)      (6.0)       4,433        6.0
Nondeductible merger-related costs..............       9,200       22.8       --          --
                                                  ----------      -----    ---------         ---
                                                  $   (7,332)      (18.2 )% $  29,552       40.0 %
                                                  ----------      -----    ---------         ---
                                                  ----------      -----    ---------         ---

NOTE (6) -- STOCK OPTIONS
    Under the Company's combined incentive and non-qualified stock option plan approved by shareholders of Price and Costco on October 21, 1993, a total of 1,257,400 options were granted during the first quarter ended November 21, 1993 at an exercise price of $19 per share.

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               NOVEMBER 21, 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (7) -- COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS --

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States
District Court, Southern District of California. Subsequently, on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have filed an Appeal in the Ninth Circuit Court of Appeals. The Company intends to vigorously defend the suit and believes the ultimate outcome of the litigation will not have a material effect on the financial statements.

    The Company is a party to other routine litigation incident to its business and to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company.

                                                                      EXHIBIT 28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc:

    We have made a review of the accompanying condensed consolidated balance sheet of Price/ Costco, Inc., (a Delaware corporation) and subsidiaries as of November 21, 1993, and the related condensed consolidated statements of operations and cash flows for the twelve-week periods ended November 21, 1993, and November 22, 1992, in accordance with standards established by the American Institute of Certified Public Accountants. We did not review the interim financial information of The Price Company, whose total assets of 52% as of November 21, 1993, and total revenues of 48% and 51% for the twelve-week periods ended November 21, 1993 and November 22, 1992, respectively, of the related consolidated totals but were furnished with the report of other accountants on their review of those statements.

    A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN & CO.

Seattle, Washington
December 16, 1993