Form 10-Q
period 1994-02-13
PRICE/COSTCO INC
filed 1994-03-30
CIK 909832

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 13, 1994

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-20355

                               PRICE/COSTCO, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 33-0572969
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)
         4649 MORENA BOULEVARD                   10809 - 120TH AVENUE N.E.
      SAN DIEGO, CALIFORNIA 92117                KIRKLAND, WASHINGTON 98033
                    (Address of principal executive offices)
             (619) 581-4600                            (206) 803-8100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    The registrant had 217,667,717 common shares, par value $.01, outstanding at March 25, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                               INDEX TO FORM 10-Q
                        PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1 -- FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets.................................     10
  Condensed Consolidated Statements of Operations.......................     11
  Condensed Consolidated Statements of Cash Flows.......................     12
  Notes to Condensed Consolidated Financial Statements..................     13
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................      3

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS.............................................       7
ITEM 2 -- CHANGES IN SECURITIES.........................................       7
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES...............................       7
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........       7
ITEM 5 -- OTHER INFORMATION.............................................       8
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..............................       8
  Exhibit (28) -- Independent Public Accountants' Letter................      18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "Price/Costco") unaudited condensed consolidated balance sheet as of February 13, 1994, and the audited condensed consolidated balance sheet as of August 29, 1993 and unaudited condensed consolidated statements of operations for the 12-and 24-week periods ended February 13, 1994, and February 14, 1993, and unaudited condensed consolidated statements of cash flows for the 24-week periods then ended are attached. Also attached are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen & Co., independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on Sunday nearest the end of August. Fiscal 1994 will end on August 28, 1994. The first, second and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This management discussion should be read in conjunction with the management discussion included in the Company's fiscal 1993 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

(A) COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 13, 1994, AND FEBRUARY 14, 1993 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net income during the second quarter of fiscal 1994 decreased 10% to $62,275, or $.28 per share (fully diluted), as compared to $69,029, or $.30 per share (fully diluted) during the second quarter of fiscal 1993. Included in the second quarter of fiscal 1993's results was a $6,710 pre-tax gain, or $.02 per share, related to the sale of non-club property. Included in the second quarter fiscal 1994 results was a $2,500 pre-tax charge, or $.01 per share related to costs associated with the January 1994 Los Angeles earthquake in which four warehouses in the San Fernando Valley suffered damage.

    Net sales increased 8% to $4,019,417 during the second quarter of fiscal 1994, from $3,736,234 during the second quarter of fiscal 1993. This increase was due to sales at the 31 warehouses that were opened since the end of the second quarter of fiscal 1993, which increases were partially offset by negative comparable sales at existing locations opened prior to fiscal 1993, and by discontinued sales from seven warehouses closed during fiscal 1993 and six warehouses closed in the first half of fiscal 1994.

    Comparable sales, sales in warehouses open for at least a year, were a negative 1% during the second quarter of fiscal 1994. The comparable sales decrease was attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in many markets; price deflation in certain merchandise categories; the January 1994 earthquake; extreme winter weather conditons in the Northeast and Mid-Atlantic states; and a weaker Canadian dollar where the Company derives approximately 15% of net sales. The negative 1% comparable sales recorded during the second quarter represents an improvement over the first quarter of fiscal 1994 when comparable sales were negative 5%.

    Membership fees and other revenue increased from $75,125, or 2.01% of net sales, in the second quarter of fiscal 1993 to $78,245, or 1.95 % of net sales in the second quarter of fiscal 1994. This increase reflects new membership sign-ups at the 31 new warehouses opened since the end of the second quarter of 1993, and the effect of membership fee increases in certain markets implemented in 1993 and 1994. As anticipated, the Company is experiencing a small decline in membership renewals at existing warehouses attributable to overlapping Price Club and Costco memberships and offering Price Club and Costco members reciprocal membership privileges effective November 1, 1993.

    Revenue from real estate operations is net of operating expense and includes the results of income-producing properties as well as gains on sales of property. Revenue from real estate operations decreased from $9,981 in the second quarter of fiscal 1993 to $3,700 in the second quarter of fiscal 1994. The decrease is due to a $6,710 pre-tax gain recognized on the sale of non-club property in the second quarter of fiscal 1993, for which there was no similar gain in the second quarter of fiscal 1994.

    Gross margin (defined as net sales minus merchandise costs) increased from $358,438, or 9.59% of net sales in the second quarter of fiscal 1993 to $384,690, or 9.57% of net sales in the second quarter of fiscal 1994. The gross margin reflects improved buying and distribution techniques of the combined company and an increased proportion of sales from ancillary businesses (such as pharmacy, fresh food, one-hour photo, optical and food services) which typically have higher gross margin characteristics. These positive effects to gross margin were offset by a lower inventory shrinkage recovery reflected in the second quarter of FY 1994, as compared to such recovery in the second quarter of fiscal 1993, due to a reduction in the inventory shrinkage provision in the first quarter of fiscal 1994.

    The gross margin figures reflect accounting for merchandise inventories on the last-in, first-out (LIFO) method. For the second quarter of both fiscal 1994 and 1993 there was a $1,900 LIFO charge to income due to the use of the LIFO method compared to the first-in, first-out (FIFO) method.

    Selling, general and administrative expenses as a percent of net sales increased from 8.48% during the second quarter of fiscal 1993 to 8.65% during the second quarter of fiscal 1994, reflecting a combination of comparable unit sales decreases in warehouses in operation during both fiscal periods and higher expense ratios at warehouses opened during fiscal 1994 and fiscal 1993 (newer units generally operate at significantly lower annual sales volumes than mature units and, therefore, incur higher expense ratios than mature units). Included in selling, general and administrative expenses is the $2,500 pre-tax charge related to costs associated with the January 1994 Los Angeles earthquake.

    Preopening expenses totaled $4,834 or 0.13% of net sales during the second quarter of fiscal 1993 and $4,915 or .12% of net sales during the second quarter of fiscal 1994. During the second quarter of fiscal 1994, the company opened 10 new warehouses. The Company opened 7 new warehouses during the second quarter of fiscal 1993.

    Interest expense totaled $10,963 in the second quarter of fiscal 1993 and $11,655 in the second quarter of fiscal 1994. In both fiscal quarters interest expense was incurred as a result of the interest on the three series of convertible subordinated debentures, as well as interest on borrowings under the Company's credit facilities.

    Interest and other income totaled $4,264 in the second quarter of fiscal 1993 and $3,212 in the second quarter of fiscal 1994. This decrease was primarily due to lower average balances of cash and short-term investments and lower interest rates in the second quarter of fiscal 1994.

    (B) COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 13, 1994 AND FEBRUARY 14, 1993

    Net income during the first half of fiscal 1994 totaled $29,284, or $.13 per share (fully diluted), compared to $113,357 or $.51 per share (fully diluted) during last year's first half. This year's income figure includes the merger and restructuring charge of $120,000 pre-tax ($80,000 after tax), or $.36 per share (fully diluted), related to combining The Price Company and Costco Wholesale Corporation. Excluding the merger and restructuring charge, net income during the first half would have been $109,284, or $.49 per share (fully diluted). In addition to the Los Angeles earthquake charge included in this year's first half results is a $4,210 pre-tax gain or $.01 per share related to the sale of non-club property.

    Net sales increased 6% to $7,619,214 during the first half of fiscal 1994, from $7,158,691 during the first half of fiscal 1993. This increase was due to: sales at the 31 warehouses that were opened since the end of the first half of fiscal 1993, which increases were partially offset by negative comparable sales at existing locations opened prior to fiscal 1993, and by discontinued sales from seven warehouses closed during fiscal 1993 and six warehouses closed in the first half of fiscal 1994.

    Comparable sales, sales in warehouses open for at least a year, were a negative 3% during the first half of fiscal 1994. The comparable sales decrease was attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in most markets; price deflation in certain merchandise categories; the January 1994 Los Angeles earthquake; extreme weather conditions in the Northeast and Mid-Atlantic states; and a weaker Canadian dollar where the Company derives approximately 15% of net sales.

    Membership fees and other revenue increased from $155,139, or 2.17% of net sales, in the first half of fiscal 1993 to $159,575, or 2.09% of net sales in the first half of fiscal 1994. This increase reflects new membership sign-ups at the 31 new warehouses opened since the end of the second quarter of 1993, and the effect of membership fee increases implemented in certain markets in fiscal 1993. As anticipated, the Company is experiencing a decline in membership renewals at existing warehouses attributable to overlapping memberships and offering Price and Costco members reciprocal membership privileges effective November 1, 1993.

    Revenue from real estate operations is net of operating expenses and includes the results of income-producing properties as well as gains on sales of property. Revenue from real estate operations decreased from $11,754 in the first half of fiscal 1993 to $10,221 in the second quarter of fiscal 1994. The decrease is due primarily to a $6,710 pre-tax gain recognized on the sale of property in the first half of fiscal 1993, compared to $4,210 in the first half of 1994.

    Gross margin (defined as net sales minus merchandise costs) increased from $663,581, or 9.27% of net sales in the first half of fiscal 1993 to $717,442, or 9.42% of net sales in the first half of fiscal 1994. The gross margin reflects improved buying and distribution techniques of the combined company and an increased proportion of sales from ancillary businesses (such as pharmacy, fresh food, one-hour photo, optical and food services) which typically have higher gross margin characteristics.

    The gross margin figures reflect accounting for merchandise inventory costs on the last-in, first-out (LIFO) method. For the first half of fiscal 1994 there was a $3,800 LIFO charge to income due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $4,100 LIFO charge in the first half of fiscal 1993.

    Selling, general and administrative expenses as a percent of net sales increased from 8.57% during the first half of fiscal 1993 to 8.79% during the first half of fiscal 1994, reflecting a combination of comparable unit sales decreases in warehouses in operation during both fiscal periods and higher expense ratios at warehouses opened during fiscal 1993 and fiscal 1994 (newer warehouses generally operate at significantly lower annual sales volumes than mature units and, therefore, experience higher expense ratios than mature units). Included in selling general and administrative expenses is the $2,500 pre-tax charge related to costs associated with the January 1994 Los Angeles earthquake.

    Preopening expenses totaled $16,385 or 0.23% of net sales during the first half of fiscal 1993 and $16,045 or 0.21% of net sales during the first half of fiscal 1994. During the first half of fiscal 1994, the company opened 21 new warehouses. The Company opened 27 new warehouses during the first half of fiscal 1993.

    Interest expense totaled $20,407 in the first half of fiscal 1993 and $22,478 in the first half of fiscal 1994. In both fiscal periods interest expense was incurred as a result of the interest on the three series of convertible subordinated debentures, as well as interest on borrowings under the Company's credit facilities.

    Interest income and other totaled $8,977 in the first half of fiscal 1993 and $5,923 in the first half of fiscal 1994. This decrease was primarily due to lower average balances of cash and short-term investments and lower interest rates in the first half of fiscal 1994.

    The $120,000 pre-tax ($80,000 after-tax) provision for merger and restructuring costs includes approximately $20,000 of direct transaction costs related to the merger, as well as estimated expenses related to consolidating and restructuring certain functions, the closing of certain facilities and sale of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs. Under the pooling-of-interests accounting method, these estimated costs are expensed in the quarter in which the merger was consummated (first quarter of fiscal 1994). The provision for income tax in the first half of fiscal 1994 reflects certain merger-related costs that are not deductible for income tax purposes.

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

    In the first half of fiscal 1994, cash provided by operations totaled $69,934. Proceeds generated from property sales were $28,657. These funds, combined with a $148,625 reduction of cash and cash equivalents and short-term investments and $80,407 of increased borrowings under revolving credit agreements were used to finance additions to property and equipment for warehouse clubs and related operations of $246,956, other investing activities related primarily to non-club real estate development, and other assets, which together totaled $89,681, including the purchase from a bank of a $41,000 note receivable which was previously guaranteed by the Company.

    For fiscal 1994, expansion plans for the United States and Canada are to open approximately 31 new warehouse clubs including the 21 new warehouses opened in the first half of fiscal 1994. As of March 15, 1994, a total of 22 new warehouses had been opened in fiscal 1994, less two Texas units closed during the first quarter, four units in the 2nd quarter and one unit in the third quarter. The Company opened a warehouse in the United Kingdom on November 30, 1993, with other U.K. locations expected to follow in calendar year 1994. The Company has continued to develop its interests in Mexico through a joint venture which operates five Price Clubs in Mexico, two of which were opened subsequent to August 29, 1993. This joint venture has not had a material effect on the Company's results of operations to date. Other markets are being assessed, including Pacific Rim and Latin American countries.

    Total planned capital expenditures for fiscal 1994 are approximately $700,000 to fund warehouse club expansion in the United States and Canada, other international warehouse club expansion, non-club real estate development, and other activities such as Quest electronic shopping, business delivery, processing and packaging operations and alternative methods of distributing goods and services. The expenditures will be financed with a combination of cash provided from operations; the use of cash, cash equivalents and short-term investments, which totaled $210,343 at August 29, 1993 and $61,718 at February 13, 1994; short-term borrowings under revolving credit facilities and/or commercial paper facilities; issuance of long-term debt; and other financing sources including the sale of certain real estate investments to third parties, and proceeds from minority joint venture partners in international subsidiaries, as required.

    The company has recently implemented a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000, or for standby support for a commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR, the prime or federal funds rate or rates bid at auction by the participating banks. Notes payable at February 13, 1994, in the accompanying balance sheet consist primarily of advances from three of the participating banks under separate uncommitted lines. Subsequent to February 13, 1994 the Company established a $500,000 commercial paper program.

    In addition, the Company's wholly-owned Canadian subsidiary has a $66,865 line of credit with a group of three Canadian banks of which $37,147 expires on December 1, 1994 (the short-term portion) and $29,718 expires in various amounts through December 1, 1997 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers'
Acceptance" rate. At February 13, 1994, $22,511 was borrowed under the short-term portion, and $7,429 was borrowed under the long-term portion.

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with accrued expenses and other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business (e.g., cash, merchandise inventories, receivable and other current assets). At February 13, 1994, working capital totaled a negative $75,607 compared to a positive $130,717 at August 29, 1993. This decrease is primarily related to a reduction in cash and cash equivalents of $83,842, a decrease in short-term investments of $64,783 and an increase in notes payable of $80,407 offset by increases in other working capital accounts of $22,708.

    The Company's balance sheet as of February 13, 1994, reflects a $200,513 or 5% increase in total assets since August 29, 1993. This increase is composed primarily of: (1) increased inventory levels of $118,090, primarily reflecting the Company's expansion program; and (2) increases in property and equipment, non-club real estate investments, and other assets totaling $336,637, primarily related to the Company's fiscal 1994 expansion activities and the purchase of the $41,000 note receivable; was partially offset by the $148,625 decrease in cash and cash equivalents and short-term investments used to finance investing activities. Stockholders' equity increased due primarily to net income of $29,284 for the twenty-four weeks ended February 13, 1994.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

    The Company is a party to litigation in the ordinary course of business to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on January 13, 1994, and certain matters presented for vote received the required majority approval and had total for, against, and abstained votes, as follows:

        (1) To elect four Class I directors to hold office until the 1997 Annual Meeting of Stockholders or until their successors are elected and qualified.

                                                                         W/H AUTHORITY
                                                                              AND
                          TOTAL SHARES                      AGAINST     ABSTAINED VOTES/
                           VOTED/(%)     FOR VOTES/(%)     VOTES/(%)          (%)
                         --------------  --------------  -------------  ----------------
Robert E. Price           178,224,717     175,622,553         --           2,602,164
                             82.0%           80.8%            --             1.2%
Mitchell G. Lynn          178,224,717     175,623,123         --           2,601,594
                             82.0%           80.8%            --             1.2%
James D. Sinegal          178,224,717     175,670,118         --           2,554,599
                             82.0%           80.8%            --             1.2%
Jeffrey H. Brotman        178,224,717     175,665,843         --           2,558,874
                             82.0%           80.8%            --             1.2%

        (2) To consider and approve indemnity agreements to be entered into between the Company and each of its directors and certain of its executive officers.

                                               W/H AUTHORITY AND
 TOTAL SHARES                      AGAINST         ABSTAINED
  VOTED/(%)     FOR VOTES/(%)     VOTES/(%)        VOTES/(%)
- --------------  --------------  -------------  -----------------
178,224,717        161,604,552     11,645,850        4,974,315
    82.0%           74.3%           5.4%             2.3%

        (3) To consider and ratify the selection of the Company's independent auditors, Arthur Andersen & Co.

                                                W/H AUTHORITY
 TOTAL SHARES                      AGAINST      AND ABSTAINED
  VOTED/(%)     FOR VOTES/(%)     VOTES/(%)       VOTES/(%)
- --------------  --------------  -------------  ---------------
178,224,717        177,423,244        111,214         690,259
    82.0%           81.6%            .1%             .3%

- ------------------------
Note: There were 217,347,955 total shares outstanding as of the November 23, 1993 record date.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

        10(c)(8) Special Severance Agreement

        10(z)(14) A $250,000,000 Short-Term Revolving Credit Agreement among
                  Price/Costco, Inc. and a group of fourteen banks dated January 31, 1994.

        10(z)(15) A $250,000,000 Extended Revolving Credit Agreement among
                  Price/Costco, Inc. and a group of fourteen banks, dated January 31, 1994.

            (28) Independent Public Accountants' Letter

    (b) No reports on Form 8-K were filed for the 12 weeks ended February 13, 1994.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

Date: March 30, 1994                   /s/ James D. Sinegal
                        -------------------------------------------------
                                         James D. Sinegal
                                          PRESIDENT AND
                                     CHIEF EXECUTIVE OFFICER
Date: March 30, 1994                  /s/ Richard A. Galanti
                        -------------------------------------------------
                                        Richard A. Galanti
                                    EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                    FEBRUARY   AUGUST 29,
                                                                    13, 1994      1993
                                                                   ----------  ----------
                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents......................................  $   36,385  $  120,227
  Short-term investments.........................................      25,333      90,116
  Receivables, net...............................................     131,457     114,828
  Merchandise inventories........................................   1,109,138     993,729
  Other current assets...........................................      57,949      70,134
                                                                   ----------  ----------
    Total current assets.........................................   1,360,262   1,389,034
                                                                   ----------  ----------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements.......................     914,335     906,588
  Buildings and leasehold improvements...........................   1,071,678     905,396
  Equipment and fixtures.........................................     484,170     433,502
  Construction in progress.......................................      42,406     116,346
                                                                   ----------  ----------
                                                                    2,512,589   2,361,832
  Less -- accumulated depreciation and amortization..............    (378,219)   (330,150)
                                                                   ----------  ----------
    Net property and equipment...................................   2,134,370   2,031,682
                                                                   ----------  ----------
NON-CLUB REAL ESTATE INVESTMENTS, NET............................     393,929     334,491
OTHER ASSETS.....................................................     252,027     184,868
                                                                   ----------  ----------
                                                                   $4,140,588  $3,940,075
                                                                   ----------  ----------
                                                                   ----------  ----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit..................  $   21,357  $   18,361
  Notes payable..................................................     103,500      23,093
  Accounts payable...............................................     891,757     872,851
  Accrued salaries and benefits..................................     189,495     178,397
  Accrued sales and other taxes..................................     101,240      77,784
  Other current liabilities......................................     128,520      87,831
                                                                   ----------  ----------
    Total current liabilities....................................   1,435,869   1,258,317
LONG-TERM DEBT...................................................     814,898     812,576
DEFERRED INCOME TAXES AND OTHER LIABILITIES......................      64,182      72,454
                                                                   ----------  ----------
  Total liabilities..............................................   2,314,949   2,143,347
                                                                   ----------  ----------
COMMITMENTS AND CONTINGENCIES....................................      --          --
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized;
   no shares issued and outstanding..............................      --          --
  Common stock $.01 par value; 900,000,000 shares authorized;
   217,635,000 and 217,074,000 shares issued and outstanding.....       2,176       2,171
  Additional paid-in capital.....................................     577,144     571,268
  Accumulated foreign currency translation.......................     (38,547)    (32,293)
  Retained earnings..............................................   1,284,866   1,255,582
                                                                   ----------  ----------
    Total stockholders' equity...................................   1,825,639   1,796,728
                                                                   ----------  ----------
                                                                   $4,140,588  $3,940,075
                                                                   ----------  ----------
                                                                   ----------  ----------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         12 WEEKS       12 WEEKS       24 WEEKS       24 WEEKS
                                                           ENDED          ENDED          ENDED          ENDED
                                                       FEBRUARY 13,   FEBRUARY 14,   FEBRUARY 13,   FEBRUARY 14,
                                                           1994           1993           1994           1993
                                                       -------------  -------------  -------------  -------------
REVENUE
Net sales............................................  $   4,019,417  $   3,736,234  $   7,619,214  $   7,158,691
Membership fees and other............................         78,245         75,125        159,575        155,139
Real estate operations...............................          3,700          9,981         10,221         11,754
                                                       -------------  -------------  -------------  -------------
  Total revenue......................................      4,101,362      3,821,340      7,789,010      7,325,584
OPERATING EXPENSES
Merchandise costs....................................      3,634,727      3,377,796      6,901,772      6,495,110
Selling, general and administrative expenses.........        347,726        316,963        669,410        613,731
Preopening expenses..................................          4,915          4,834         16,045         16,385
                                                       -------------  -------------  -------------  -------------
  Operating income...................................        113,994        121,747        201,783        200,358
OTHER INCOME (EXPENSE)
Interest expense.....................................        (11,655)       (10,963)       (22,478)       (20,407)
Interest and other income............................          3,212          4,264          5,923          8,977
                                                       -------------  -------------  -------------  -------------
  Income before provision for merger and
   restructuring expense and income taxes............        105,551        115,048        185,228        188,928
PROVISION FOR MERGER AND RESTRUCTURING EXPENSE.......       --             --              120,000       --
                                                       -------------  -------------  -------------  -------------
  Income before provision for income taxes...........        105,551        115,048         65,228        188,928
PROVISION FOR INCOME TAXES...........................         43,276         46,019         35,944         75,571
                                                       -------------  -------------  -------------  -------------
  Net income.........................................  $      62,275  $      69,029  $      29,284  $     113,357
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE --
  PRIMARY............................................  $         .28  $         .31  $         .13  $         .51
  Shares used in calculation (000's).................        227,253        227,583        219,549        227,603
  FULLY DILUTED......................................  $         .28  $         .30  $         .13  $         .51
  Shares used in calculation (000's).................        240,011        240,341        219,549        240,362

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       24 WEEKS      24 WEEKS
                                                                                        ENDED         ENDED
                                                                                     FEBRUARY 13,  FEBRUARY 14,
                                                                                         1994          1993
                                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................................................  $     29,284  $    113,357
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................        56,182        50,517
    Increase in merchandise inventories............................................      (118,090)     (221,675)
    Increase in accounts payable...................................................        28,486        82,002
    Other..........................................................................        74,072       (34,557)
                                                                                     ------------  ------------
      Total adjustments............................................................        40,650      (123,713)
                                                                                     ------------  ------------
      Net cash (used) provided by operating activities.............................        69,934       (10,356)
                                                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment..............................................      (246,956)     (232,951)
  Additions to non-club real estate investments....................................       (28,115)      (30,193)
  Proceeds from non-club real estate investments and property and equipment........        28,657        15,956
  Decrease in short-term investments and restricted cash...........................        64,783        71,919
  Other............................................................................       (61,566)      (32,240)
                                                                                     ------------  ------------
      Net cash used in investing activities........................................      (243,197)     (207,509)
                                                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to notes payable.......................................................        80,407        25,052
  Net proceeds from issuance of long-term debt.....................................         6,931         3,134
  Changes in bank checks outstanding, less cash on deposit.........................         3,346        (9,814)
  Payments on long-term debt.......................................................        (6,698)         (350)
  Exercise of stock options, including income tax benefit..........................         5,881         6,517
  Other............................................................................       --               (786)
                                                                                     ------------  ------------
      Net cash provided by financing activities....................................        89,867        23,753
                                                                                     ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................................          (446)       (7,061)
                                                                                     ------------  ------------
      Net decrease in cash and cash equivalents....................................       (83,842)     (201,173)
                                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................................       120,227       253,992
                                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER........................................  $     36,385  $     52,819
                                                                                     ------------  ------------
                                                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)............................................  $     24,165  $     21,475
  Income taxes.....................................................................        48,282        68,314
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Owned property was transferred or invested as follows:
  Property and equipment...........................................................  $    (50,067) $     28,315
  Non-club real estate investments.................................................        51,522       (25,474)
  Other assets.....................................................................        (1,455)       (2,841)

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 13, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include the accounts of Price/Costco, Inc. a Delaware corporation, and its subsidiaries ("Price/Costco" or the "Company"). Price/Costco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries ("Price"), and Costco Wholesale Corporation and subsidiaries ("Costco.") As described more fully in Note 2 -- the Transaction, on October 21, 1993, Price and Costco became wholly owned subsidiaries of Price/Costco. These unaudited consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Price and Costco for all periods presented.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended August 29, 1993.

    BUSINESS

    The Company operates in two reporting business segments-cash and carry merchandising and real estate operations. The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on Sunday nearest the end of August. Fiscal 1994 will end on August 28, 1994. The first, second and third quarters consist of 12 weeks each, and the fourth quarter consists of 16 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and first-in, first-out (FIFO) method for Canadian merchandise inventories. If the FIFO method had been used merchandise inventory would have been $13,050 and $9,250 higher at February 13, 1994 and August 29, 1993, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NOTES RECEIVABLE

    Notes receivable included in other assets totaled $120,806 at February 13, 1994 and $75,419 at August 29, 1993 and consist primarily of a $41,000 loan to a hotel company (the Hotel loan) and amounts due from various municipalities, agencies and developers. On October 15, 1993, the Company purchased and assumed all of the rights and obligations of the Hotel loan which it had previously guaranteed. The borrower, a hotel company, had been in violation of its debt covenants. The note is collateralized by certain hotel property. If the collateral were deemed worthless, the Company could incur an after-tax loss of up to $25,000. The Company believes that the likelihood of any material loss from this note receivable is remote.

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               FEBRUARY 13, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The 24-week period ended February 13, 1994 does not reflect the effect of convertible debentures, as they were not dilutive for either primary or fully-diluted purposes. For the quarter ended February 14, 1993 this calculation eliminated interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures.

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

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               FEBRUARY 13, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (2) -- THE TRANSACTION (CONTINUED)

    The   following  summarizes  amounts  of  Price  and  Costco  prior  to  the
Transaction.

                                                                  MEMBERSHIP
                                                                   FEES AND    REAL ESTATE
                                                     NET SALES       OTHER     OPERATIONS   NET INCOME
                                                   -------------  -----------  -----------  -----------
24 weeks ended February 13, 1994:
  Price (8 weeks prior to the Transaction).......  $   1,092,891   $  28,525    $   5,241   $    13,237
  Costco (8 weeks prior to the Transaction)......      1,204,765      23,818       --             9,301
  Price/Costco (16 weeks after the
   Transaction)..................................      5,321,558     107,232        4,980         6,746
                                                   -------------  -----------  -----------  -----------
    Combined.....................................  $   7,619,214   $ 159,575    $  10,221   $    29,284
                                                   -------------  -----------  -----------  -----------
                                                   -------------  -----------  -----------  -----------
24 weeks ended February 14, 1993:
  Price..........................................  $   3,690,938   $  86,044    $  11,754   $    56,605
  Costco.........................................      3,467,753      69,095       --            56,752
                                                   -------------  -----------  -----------  -----------
    Combined.....................................  $   7,158,691  $  155,139   $   11,754   $   113,357
                                                   -------------  -----------  -----------  -----------
                                                   -------------  -----------  -----------  -----------

NOTE (3) -- NON-CLUB REAL ESTATE INVESTMENTS
    Non-club real estate investments consist of the following components:

                                                                  FEBRUARY 13,  AUGUST 29,
                                                                      1994         1993
                                                                  ------------  -----------
Property held for development or lease to others................   $  399,960   $   347,274
Less accumulated depreciation...................................       16,591        23,352
                                                                  ------------  -----------
                                                                      383,369       323,922
Investments in and advances to real estate joint ventures.......       10,560        10,569
                                                                  ------------  -----------
                                                                   $  393,929   $   334,491
                                                                  ------------  -----------
                                                                  ------------  -----------

    Property held for development or lease to others consists of property owned directly and property owned by real estate joint venture partnerships in which the Company has a controlling interest. Investments in and advances to real estate joint ventures relate to real estate partnerships that are less than majority owned.

    Components of real estate operations are as follows:

                                                    12 WEEKS      12 WEEKS      24 WEEKS      24 WEEKS
                                                     ENDED         ENDED         ENDED         ENDED
                                                  FEBRUARY 13,  FEBRUARY 14,  FEBRUARY 13,  FEBRUARY 14,
                                                      1994          1993          1994          1993
                                                  ------------  ------------  ------------  ------------
Rental and other revenue........................   $    5,981    $    5,616    $    9,802    $    8,973
Operating expenses..............................       (2,281)       (2,345)       (3,791)       (3,929)
Gains(loss) on sale of non-club real estate
 investments....................................       --             6,710         4,210         6,710
                                                  ------------  ------------  ------------  ------------
Real estate operations, net.....................   $    3,700    $    9,981    $   10,221    $   11,754
                                                  ------------  ------------  ------------  ------------
                                                  ------------  ------------  ------------  ------------

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               FEBRUARY 13, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (3) -- NON-CLUB REAL ESTATE INVESTMENTS (CONTINUED)
    On October 1, 1993, the Company sold a single shopping center and adjacent Price Club (which is being leased back to the Company) for $28,200. The property consists of a 117,400 square foot warehouse and 217,700 square foot shopping center on 36.37 acres of land. The Company recorded a $4,210 pre-tax gain in connection with this sale. On December 18, 1992, the Company sold a former Price Club property for $14,350. The property consisted of a 120,800 square foot warehouse and 11.9 acres of land. The Company recorded a pre-tax gain of $6,710 in connection with this sale.

NOTE (4) -- DEBT

    BANK LINES OF CREDIT

    The Company has a recently implemented domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000 or for standby support for a commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR, the prime or federal funds rate or rates bid at auction by the participating banks. Notes payable at February 13, 1994, in the accompanying balance sheet consist primarily of advances from three of the participating banks under separate uncommitted lines. Subsequent to February 13, 1994, the Company established a $500,000 commercial paper program.

    In addition, the Company's wholly-owned Canadian subsidiary has a $66,865 line of credit with a group of three Canadian banks of which $37,147 expires on December 1, 1994 (the short-term portion) and $29,718 expires in various amounts through December 1, 1997 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 13, 1994, $22,511 was borrowed under the short-term portion, and $7,429 was borrowed under the long-term portion.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $184,500. The outstanding commitments under these facilities at February 13, 1994 was approximately $82,000, including approximately $55,000 in standby letters for workers' compensation requirements.

    LONG-TERM DEBT

    On November 4, 1993, notice was given to 6 3/4% convertible debenture holders advising of their option to redeem the debentures for cash equal to the principal amount plus accrued interest due to a change of control of Price that was effective as a result of the merger, and that the holders had until December 6, 1993, to exercise such options. Approximately $2,300 of debentures were purchased by the Company at their face value pursuant to these rights.

NOTE (5) -- INCOME TAXES
    The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the 24-week periods ended February 13, 1994 and February 14, 1993:

                                      24 WEEKS ENDED            24 WEEKS ENDED
                                     FEBRUARY 13, 1994         FEBRUARY 14, 1993
                                     -----------------         -----------------
Federal statutory tax rate......     $22,830     35.0%         $64,235     34.0%
State, foreign and other income
 taxes, net.....................       3,914      6.0           11,336      6.0
Nondeductible merger-related
 costs..........................       9,200     14.1            --         --
                                     -------     -----         -------     -----
                                     $35,944     55.1%         $75,571     40.0%
                                     -------     -----         -------     -----
                                     -------     -----         -------     -----

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               FEBRUARY 13, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (6) -- STOCK OPTIONS
    Under the Company's combined incentive and non-qualified stock option plan approved by shareholders of Price and Costco on October 21, 1993, a total of 1,257,400 options were granted during the first half of fiscal 1994 at an exercise price of $19 per share.

NOTE (7) -- COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

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

    The Company is party to routine litigation in the normal course of business, to which its property is subject. The Company's management does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the financial position of the Company.