Form 10-Q
period 1994-05-08
PRICE/COSTCO INC
filed 1994-06-22
CIK 909832

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED MAY 8, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20355

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The registrant had 217,766,118 common shares, par value $.01, outstanding at June 13, 1994.

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
ITEM 1 -- FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets....................................................................    9
  Condensed Consolidated Statements of Operations..........................................................   10
  Condensed Consolidated Statements of Cash Flows..........................................................   11
  Notes to Condensed Consolidated Financial Statements.....................................................   12
  Report of Independent Public Accountants.................................................................   17

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    3

                                          PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS................................................................................    7
ITEM 2 -- CHANGES IN SECURITIES............................................................................    7
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................................................    7
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    7
ITEM 5 -- OTHER INFORMATION................................................................................    7
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................................................    7

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS --

    Price/Costco, Inc. and subsidiaries (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of May 8, 1994, and the audited condensed consolidated balance sheet as of August 29, 1993 and unaudited condensed consolidated statements of operations for the 12 and 36 weeks ended May 8, 1994, and May 9, 1993, and unaudited condensed consolidated statements of cash flows for the 36-week periods then ended are attached. Also attached are notes to the unaudited consolidated financial statements and the results of the limited review performed by Arthur Andersen & Co., independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on Sunday nearest the end of August. Fiscal 1994 will end on August 28, 1994. The first, second and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --

    It is suggested that this management's discussion be read in conjunction with the management discussion included in the Company's fiscal 1993 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

(a) COMPARISON OF THE 12 WEEKS ENDED MAY 8, 1994, AND MAY 9, 1993 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net income during the third quarter of fiscal 1994 decreased 6% to $32,040 or $.15 per share (fully diluted) as compared to $33,951, or $.16 per share (fully diluted) during the third quarter of fiscal 1993.

    Net sales increased 6% to $3,546,445 during the third quarter of fiscal 1994, from $3,348,255 during the third quarter of fiscal 1993. This increase was due to sales at the 30 warehouses that were opened since the end of the third quarter of fiscal 1993, which increases were partially offset by negative comparable sales at warehouses in operation during both fiscal periods, and by the closing of seven warehouses during fiscal 1993 and closing another seven warehouses during the first thirty-six weeks of fiscal 1994.

    Comparable sales, or sales in warehouses open for at least a year, decreased 2% during the third quarter of fiscal 1994. The comparable sales decrease was attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in most markets; price deflation in certain merchandise categories; and a weaker Canadian dollar. The Company derives approximately 15% of net sales from Canada. Comparable sales for the first and second quarters of fiscal 1994 decreased 5% and 1%, respectively.

    Membership fees and other revenue increased from $67,092, or 2.00% of net sales, in the third quarter of fiscal 1993 to $69,367, or 1.96% of net sales, in the third quarter of fiscal 1994. This increase reflects new membership sign-ups at the 30 new warehouses opened since the end of the third quarter of fiscal 1993, and the effect of membership fee increases in certain markets implemented in fiscal 1993 and 1994. As anticipated, the Company is experiencing a small decline in membership renewals at existing warehouses mainly attributable to overlapping memberships and offering Price and Costco members reciprocal membership privileges effective November 1, 1993.

    Revenue from real estate operations is net of operating expense and includes the results of income-producing properties as well as gains on sales of property. Revenue from real estate operations increased from $3,238 in the third quarter of fiscal 1993 to $3,757 in the third quarter of fiscal 1994. The increase is primarily due to net gains on the sale of properties during the quarter.

    Gross margin (defined as net sales minus merchandise costs) increased from $305,527, or 9.12% of net sales in the third quarter of fiscal 1993 to $325,904, or 9.19% of net sales in the third quarter of fiscal 1994. The gross margin reflects improved buying and distribution techniques of the combined company and an increased proportion of sales from ancillary businesses (such as pharmacy, fresh food, one-hour photo, optical and food services) which typically have higher gross margin characteristics.

    The gross margin figures reflect accounting for merchandise inventories on the last -in, first-out (LIFO) method. For the third quarter of both fiscal 1994 and 1993 there was a $1,900 LIFO charge to income due to the use of the LIFO method compared to the first -in, first-out (FIFO) method. The Company's LIFO inventory computation is determined annually based on year-end inventory quantities and prices. Management estimates interim provisions which it believes are appropriate and conservative.

    Selling, general and administrative expenses as a percent of net sales increased from 9.20% during the third quarter of fiscal 1993 to 9.41% during the third quarter of fiscal 1994, reflecting a combination of comparable sales decreases in warehouses in operation during both fiscal periods and higher expense ratios at warehouses opened during fiscal 1993 and fiscal 1994 (newer units generally operate at lower annual sales volumes than older units and, therefore, incur higher expense ratios than older units).

    Preopening expenses totaled $3,465 or 0.10% of net sales during the third quarter of fiscal 1993 and $1,967 or 0.06% of net sales during the third quarter of fiscal 1994. During the third quarter of fiscal 1994, the company opened one new warehouse. The Company opened two new warehouses during the third quarter of fiscal 1993. The higher preopening expense in fiscal 1993 reflects the timing of more warehouse openings early in the fourth quarter of fiscal 1993 as compared to fiscal 1994.

    Interest expense totaled $11,445 in the third quarter of fiscal 1993 and $12,155 in the third quarter of fiscal 1994. In both fiscal quarters the majority of interest expense related to the three series of convertible subordinated debentures and borrowings under the Company's credit facilities.

    Interest and other income totaled $3,825 in the third quarter of fiscal 1993 and $3,181 in the third quarter of fiscal 1994. This decrease was primarily due to lower average balances of cash and short - term investments in the third quarter of fiscal 1994.

(b) COMPARISON OF THE 36 WEEKS ENDED MAY 8, 1994 AND MAY 9, 1993 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net income during the first 36 weeks of fiscal 1994 totaled $61,324, or $.28 per share (fully diluted), compared to $147,308 or $.67 per share (fully diluted) during the first 36 weeks of fiscal 1993. This year's income figure includes a merger and restructuring charge of $120,000 pre-tax ($80,000, or $.36 per share, after tax), related to combining The Price Company and Costco Wholesale Corporation. Excluding the merger and restructuring charge, net income for the first 36 weeks of fiscal 1994 would have been $141,324, or $.64 per share (fully diluted).

    Net sales increased 6% to $11,165,659 in the first 36 weeks of fiscal 1994, from $10,506,946 in the first 36 weeks of fiscal 1993. This increase was due to: sales at the 30 warehouses that were opened since the end of the third quarter of fiscal 1993, which increases were partially offset by negative comparable sales at warehouses in operation during both fiscal periods and by the closing of seven warehouses during fiscal 1993 and closing another seven warehouses during the third quarter of fiscal 1994. Changes in prices of merchandise did not materially contribute to sales increases.

    Comparable sales, or sales in warehouses open for at least a year, decreased 3% in the first 36 weeks of fiscal 1994. The comparable sales decrease was attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in most markets; price deflation in certain merchandise categories; and a weaker Canadian dollar where the Company derives approximately 15% of net sales.

    Membership fees and other revenue increased from $222,231 or 2.12% of net sales, in the first 36 weeks of fiscal 1993 to $228,942 or 2.05% of net sales in the first 36 weeks of fiscal 1994. This increase reflects new membership sign-ups at the 30 new warehouses opened since the end of the third quarter of 1993, and the effect of membership fee increases implemented in certain markets in fiscal 1993 and

1994. As anticipated, the Company is experiencing a small decline in membership renewals at existing warehouses mainly attributable to overlapping memberships and offering Price and Costco members reciprocal membership privileges effective November 1, 1993.

    Revenue from real estate operations is net of operating expenses and includes the results of income-producing properties as well as gains on sales of property. Revenue from real estate operations decreased from $14,992 in the first 36 weeks of fiscal 1993 to $13,978 in the first 36 weeks of fiscal 1994. The decrease is due primarily to larger net gains being recognized on the sale of properties in the first 36 weeks of fiscal 1993, compared to the first 36 weeks of fiscal 1994.

    Gross margin (defined as net sales minus merchandise costs) increased from $969,108, or 9.22% of net sales in the first 36 weeks of fiscal 1993 to $1,043,346, or 9.34% of net sales in the first 36 weeks of fiscal 1994. The gross margin reflects improved buying and distribution techniques of the combined company and an increased proportion of sales from ancillary businesses (such as pharmacy, fresh food, one-hour photo, optical and food services) which typically have higher gross margin characteristics.

    The gross margin figures reflect accounting for merchandise inventory costs on the last -in, first-out (LIFO) method. For the first 36 weeks of fiscal 1994 there was a $5,700 LIFO charge to income due to the use of the LIFO method compared to the first -in, first-out (FIFO) method. This compares to a $6,000 LIFO charge in the first 36 weeks of fiscal 1993. The Company's LIFO inventory computation is determined annually based on year-end inventory quantities and prices. Management estimates interim provisions which it believes are appropriate and conservative. The actual LIFO inventory computation for fiscal 1993 resulted in a fourth quarter LIFO credit of $11,350 which resulted in a total 1993 credit to income of $5,350.

    Selling, general and administrative expenses as a percent of net sales increased from 8.77% in the first 36 weeks of fiscal 1993 to 8.98% in the first 36 weeks of fiscal 1994, reflecting a combination of comparable sales decreases in warehouses in operation during both fiscal periods and higher expense ratios at warehouses opened during the first 36 weeks of fiscal 1993 and the first 36 weeks of fiscal 1994 (newer warehouses generally operate at significantly lower annual sales volumes than mature units and, therefore, incur higher expense ratios than mature units). Included in the first 36 weeks of fiscal 1994 selling, general and administrative expenses is a $2,500 pre-tax charge related to costs associated with the January 1994 Los Angeles earthquake.

    Preopening expenses totaled $19,850 or 0.19% of net sales in the first 36 weeks of fiscal 1993 compared to $18,012 or 0.16% of net sales in the first 36 weeks of fiscal 1994. The Company opened 29 new warehouses in the first 36 weeks of fiscal 1993. In the first 36 weeks of fiscal 1994, the company opened 22 new warehouses.

    Interest expense totaled $31,852 in the first 36 weeks of fiscal 1993 and $34,633 in the first 36 weeks of fiscal 1994. In both fiscal periods the majority of interest expense related to the three series of convertible subordinated debentures and borrowings under the Company's credit facilities and commercial paper programs.

    Interest income and other totaled $12,802 in the first 36 weeks of fiscal 1993 and $9,104 in the first 36 weeks of fiscal 1994. This decrease was primarily due to lower average balances of cash and short-term investments and lower interest rates in fiscal 1994.

    The $120,000 pre-tax ($80,000 after-tax) provision for merger and restructuring costs includes approximately $20,000 of direct transaction costs related to the merger, as well as estimated expenses related to consolidating and restructuring certain functions, the closing of certain facilities and sale of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs. Under the pooling-of-interests accounting method, these estimated costs are expensed in the quarter in which the merger was consummated (first quarter of fiscal 1994). The provision for income tax in the the first 36 weeks of fiscal 1994 reflects certain merger-related costs that are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN THOUSANDS)

    PriceCostco's primary requirement for capital is the financing of land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements; non-club real estate development, including real estate joint ventures; and international expansion through investment in foreign subsidiaries and joint ventures.

    For the first 36 weeks of fiscal 1994, cash provided by operations totaled $200,653. Proceeds generated from property sales were $50,308. These funds, combined with a $111,090 reduction of cash and cash equivalents and short-term investments and $18,875 of increased borrowings under revolving credit agreements were used to finance additions to property and equipment for warehouse clubs and related operations of $312,640, other investing activities related primarily to non-club real estate development, and other assets, which together totaled $95,428, including the purchase from a bank of a $41,000 note receivable which was previously guaranteed by the Company.

    For fiscal 1994, expansion plans for the United States and Canada are to open approximately 25 new warehouse clubs including the 21 new warehouses opened through the third quarter of fiscal 1994. As of June 17, 1994 a total of 22 new warehouses had been opened in fiscal 1994, less closings of seven warehouses through the third quarter of fiscal 1994.

    The Company is also expanding its international operations. The Company continues to develop its interests in Mexico through a joint venture which operates six Price Clubs in Mexico, three of which have been opened in fiscal 1994. This joint venture is accounted for using the equity method and has not had a material effect on the Company's operating results. The Company opened its first warehouse in the United Kingdom in November, 1993, and its second location on June 9, 1994. The Company owns an approximate 60% interest in its United Kingdom subsidiary with minority interests owned by third-parties. During the third quarter the Company received proceeds of approximately $36,514 representing the minority interests' investment in U.K. operations. The U.K. subsidiary is consolidated for financial reporting purposes. Other markets are being assessed for expansion opportunities, including Pacific Rim and Latin American countries.

    Total planned capital expenditures for fiscal 1994 are approximately $650,000 to fund warehouse club expansion in the United States and Canada, other international warehouse club expansion, non-club real estate development, and other activities such as Quest electronic shopping, business delivery, processing and packaging operations and alternative methods of distributing goods and services. The expenditures will be financed with a combination of cash provided from operations; the use of cash, cash equivalents and short-term investments; short-term borrowings under revolving credit facilities and/or commercial paper facilities; issuance of long-term debt; and other financing sources including the sale of certain real estate investments to third parties, and proceeds from minority joint venture partners in international subsidiaries, as required.

    The Company has a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000, or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR, the prime or federal funds rate or rates bid at auction by the participating banks. Notes payable at May 8, 1994, in the accompanying balance sheet consist of amounts outstanding under the Company's commercial paper program.

    In addition, the Company's wholly-owned Canadian subsidiary has a $67,500 line of credit with a group of three Canadian banks of which $30,000 expires on December 1, 1994 (the short-term portion) and $37,500 expires in various amounts through December 1, 1996 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At May 8, 1994, approximately $17,300 was borrowed under these programs.

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with accrued expenses and other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business (e.g., cash, merchandise inventories, receivables and other current assets). At May 8, 1994, working capital totaled a negative $62,805 compared to a positive $130,717 at August 29, 1993. This decrease is primarily related to a reduction in cash and cash equivalents of $20,974, a decrease in short-term investments of $90,116 and an increase in notes payable of $18,875, offset by increases in other working capital accounts of $63,557.

    The Company's balance sheet as of May 8, 1994, reflects a $305,454 or 8% increase in total assets since August 29, 1993. This increase is composed primarily of: (1) increased inventory levels of $178,093 primarily reflecting the Company's expansion program; (2) increases in property and equipment, non-club real estate investments, and other assets totaling $269,640, primarily related to the Company's fiscal 1994 expansion activities and the purchase of the $41,000 note receivable; and (3) was partially offset by the $111,090 decrease in cash and cash equivalents and short-term investments used to finance investing activities. Stockholders' equity increased due primarily to net income of $61,324 for the thirty-six weeks ended March 8, 1994.

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

    None.

ITEM 5.  OTHER INFORMATION --

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K --

     (a) No exhibits are included herein or incorporated by reference.

     (b) No reports on Form 8-K were filed for the 12 weeks ended May 8, 1994.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PRICE/COSTCO, INC.
                                                        REGISTRANT

                                                  /s/ JAMES D. SINEGAL
                                        ----------------------------------------
Date: June 22, 1994                                 James D. Sinegal
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                 /s/ RICHARD A. GALANTI
                                        ----------------------------------------
Date: June 22, 1994                                Richard A. Galanti
                                               EXECUTIVE VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER

                               PRICECOSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                         MAY 8,       AUGUST 29,
                                                                                          1994           1993
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.........................................................  $      99,253  $     120,227
  Short-term investments............................................................       --               90,116
  Receivables, net..................................................................         93,652        114,828
  Merchandise inventories...........................................................      1,171,822        993,729
  Other current assets..............................................................         60,121         70,134
                                                                                      -------------  -------------
    Total current assets............................................................      1,424,848      1,389,034
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements..........................................        919,586        906,588
  Buildings and leasehold improvements..............................................      1,062,849        905,396
  Equipment and fixtures............................................................        493,168        433,502
  Construction in progress..........................................................         72,839        116,346
                                                                                      -------------  -------------
                                                                                          2,548,442      2,361,832
  Less -- accumulated depreciation and amortization.................................       (400,004)      (330,150)
                                                                                      -------------  -------------
    Net property and equipment......................................................      2,148,438      2,031,682
                                                                                      -------------  -------------
NON-CLUB REAL ESTATE INVESTMENTS, NET...............................................        410,167        334,491
OTHER ASSETS........................................................................        262,076        184,868
                                                                                      -------------  -------------
                                                                                      $   4,245,529  $   3,940,075
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit.....................................  $      12,803  $      18,361
  Notes payable.....................................................................         41,968         23,093
  Accounts payable..................................................................      1,028,175        872,851
  Accrued salaries and benefits.....................................................        196,969        178,397
  Accrued sales and other taxes.....................................................         98,475         77,784
  Other current liabilities.........................................................        109,263         87,831
                                                                                      -------------  -------------
    Total current liabilities.......................................................      1,487,653      1,258,317
LONG-TERM DEBT......................................................................        805,633        812,576
DEFERRED INCOME TAXES AND OTHER LIABILITIES.........................................         63,257         72,454
                                                                                      -------------  -------------
    Total liabilities...............................................................      2,356,543      2,143,347
                                                                                      -------------  -------------
MINORITY INTERESTS..................................................................         36,895       --
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding..................................................................       --             --
  Common stock $.01 par value; 900,000,000 shares authorized; 217,742,000 and
   217,074,000 shares issued and outstanding........................................          2,177          2,171
  Additional paid-in capital........................................................        578,077        571,268
  Accumulated foreign currency translation..........................................        (45,069)       (32,293)
  Retained earnings.................................................................      1,316,906      1,255,582
                                                                                      -------------  -------------
    Total stockholders' equity......................................................      1,852,091      1,796,728
                                                                                      -------------  -------------
                                                                                      $   4,245,529  $   3,940,075
                                                                                      -------------  -------------
                                                                                      -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICECOSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       12 WEEKS       12 WEEKS
                                                     ENDED MAY 8,   ENDED MAY 9,   36 WEEKS ENDED  36 WEEKS ENDED
                                                         1994           1993        MAY 8, 1994     MAY 9, 1993
                                                     -------------  -------------  --------------  --------------
REVENUE
  Net sales........................................  $   3,546,445  $   3,348,255  $   11,165,659  $   10,506,946
  Membership fees and other........................         69,367         67,092         228,942         222,231
  Real estate operations...........................          3,757          3,238          13,978          14,992
                                                     -------------  -------------  --------------  --------------
    Total revenue..................................      3,619,569      3,418,585      11,408,579      10,744,169
OPERATING EXPENSES
  Merchandise costs................................      3,220,541      3,042,728      10,122,313       9,537,838
  Selling, general and administrative expenses.....        333,784        308,179       1,003,194         921,910
  Preopening expenses..............................          1,967          3,465          18,012          19,850
                                                     -------------  -------------  --------------  --------------
    Operating income...............................         63,277         64,213         265,060         264,571
OTHER INCOME (EXPENSE)
  Interest expense.................................        (12,155)       (11,445)        (34,633)        (31,852)
  Interest and other income........................          3,181          3,825           9,104          12,802
                                                     -------------  -------------  --------------  --------------
    Income before provision for merger and
     restructuring expense and income taxes........         54,303         56,593         239,531         245,521
PROVISION FOR MERGER AND RESTRUCTURING EXPENSE.....       --             --               120,000        --
                                                     -------------  -------------  --------------  --------------
  Income before provision for income taxes.........         54,303         56,593         119,531         245,521
PROVISION FOR INCOME TAXES.........................         22,263         22,642          58,207          98,213
                                                     -------------  -------------  --------------  --------------
  Net income.......................................  $      32,040  $      33,951  $       61,324  $      147,308
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
 --
  PRIMARY..........................................      $.15           $.16            $.28            $.67
    Shares used in calculation (000's).............     219,516        219,431        219,488         226,976
  FULLY DILUTED....................................      $.15           $.16            $.28            $.67
    Shares used in calculation (000's).............     219,516        219,431        219,491         239,734

        The accompanying notes are an integral part of these statements.

                               PRICECOSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       36 WEEKS     36 WEEKS
                                                                                       ENDED MAY    ENDED MAY
                                                                                        8, 1994      9, 1993
                                                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................   $  61,324    $ 147,308
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................      87,647       77,480
    Increase in merchandise inventories.............................................    (185,108)    (181,625)
    Increase in accounts payable....................................................     162,704       51,850
    Other...........................................................................      74,086       10,526
                                                                                      -----------  -----------
      Total adjustments.............................................................     139,329      (41,769)
                                                                                      -----------  -----------
      Net cash provided by operating activities.....................................     200,653      105,539
                                                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment...............................................    (312,640)    (314,260)
  Additions to non-club real estate investments.....................................     (29,360)     (38,411)
  Proceeds from non-club real estate investments and property and equipment.........      50,308       18,895
  Decrease in short-term investments and restricted cash............................      90,116      111,277
  Increase in other assets and other................................................     (66,068)     (38,945)
                                                                                      -----------  -----------
      Net cash used in investing activities.........................................    (267,644)    (261,444)
                                                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to notes payable........................................................      18,875       46,967
  Net proceeds from issuance of long-term debt......................................      --            2,329
  Changes in bank overdraft.........................................................      (4,956)      --
  Payments on long-term debt........................................................      (9,858)        (531)
  Exercise of stock options, including income tax benefit...........................       6,815        7,072
  Proceeds from minority partner in subsidiary......................................      36,514       --
  Other.............................................................................      --           (5,007)
                                                                                      -----------  -----------
      Net cash provided by financing activities.....................................      47,390       50,830
                                                                                      -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................      (1,373)      (5,284)
                                                                                      -----------  -----------
      Net decrease in cash and cash equivalents.....................................     (20,974)    (110,359)
                                                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................     120,227      232,874
                                                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER.........................................   $  99,253    $ 122,515
                                                                                      -----------  -----------
                                                                                      -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)...........................................   $  39,930    $  36,795
    Income taxes....................................................................      55,019       95,247
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Owned property was transferred or invested as follows:
    Property and equipment..........................................................   $  82,541    $  49,008
    Non-club real estate investments................................................     (84,701)     (52,089)
    Other assets....................................................................       2,160        3,081

        The accompanying notes are an integral part of these statements.

                               PRICECOSTCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 8, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include the accounts of Price/Costco, Inc. (a Delaware corporation) and its subsidiaries (PriceCostco or the Company.) PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries (Price), and Costco Wholesale Corporation and subsidiaries (Costco). As described more fully in Note 2 -- the Transaction, on October 21, 1993, Price and Costco became wholly owned subsidiaries of PriceCostco. These unaudited consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Price and Costco for all periods presented.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended August 29, 1993 and the Company's quarterly reports filed on Form 10-Q for the first and second quarters of fiscal 1994.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and first-in, first-out (FIFO) method for international merchandise inventories. If the FIFO method had been used merchandise inventories would have been $14,950 and $9,250 higher at May 8, 1994 and August 29, 1993, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NOTES RECEIVABLE

    Notes receivable included in other assets totaled $120,717 at May 8, 1994 and $75,419 at August 29, 1993 and consist primarily of a $41,000 loan to a hotel company (the Hotel loan) and amounts due from various municipalities and agencies. On October 15, 1993, the Company purchased and assumed all of the rights and obligations of the Hotel loan which it had previously guaranteed. The borrower, a hotel company, had been in violation of its debt covenants. The note is collateralized by certain hotel property. If the collateral were deemed worthless, the Company could incur an after-tax loss of up to $25,000. The Company believes that the likelihood of any material loss from this note receivable is remote.

                               PRICECOSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 8, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MINORITY INTERESTS

    The Company owns an approximately 60% interest in its United Kingdom subsidiary with minority interests owned by third-parties. During the third quarter of fiscal 1994 the Company received proceeds of approximate $36,514 representing the minority interests' investment in U.K. operations. The U.K. subsidiary is consolidated for financial reporting purposes.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. For the 12 and 36 weeks ended May 8, 1994 and the 12 weeks ended May 9, 1993, the effect of convertible debentures was not dilutive for either primary or fully-diluted purposes. For the 36 weeks ended May 9, 1993 this calculation eliminated interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures.

NOTE (2) -- THE TRANSACTION
    On October 21, 1993, the shareholders of both Price and Costco approved an agreement that provided for the mergers of Price and Costco into PriceCostco (the Transaction). Pursuant to the Transaction, Price and Costco became subsidiaries of PriceCostco. Shareholders of Price received 2.13 shares of PriceCostco common stock for each share of Price common stock and shareholders of Costco received one share of PriceCostco common stock for each share of Costco.

    The Transaction qualified as a "pooling-of-interests" for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined. The restated financial statements are adjusted to conform the accounting policies of the separate companies.

    All fees and expenses related to the Transaction and to the consolidation and restructuring of the combined companies were expensed as required under the pooling-of-interests accounting method in the unaudited consolidated statement of operations of PriceCostco in the first quarter of fiscal 1994. Such fees and expenses are approximately $120,000 ($80,000 after tax), of which approximately $20,000 are direct transaction costs, and the remainder is the estimated expense related to consolidating and restructuring certain functions, the closing of certain facilities and sales of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs.

    The calculation of net income per common and common equivalent share for each period presented prior to the Transaction reflects the issuance of 2.13 shares of PriceCostco Common Stock for each share of Price Common Stock used in such calculation and one share of PriceCostco Common Stock for each share of Costco Common Stock used in such calculation without consideration for fractional shares or dissenting shares of Price or dissenting shares of Costco.

    Costco's consolidated financial statements reported income taxes following the requirements of SFAS No. 109, "Accounting for Income Taxes." Price's consolidated financial statements reported income taxes following the requirements of Accounting Principles Board Opinion No. 11, "Accounting

                               PRICECOSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 8, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (2) -- THE TRANSACTION (CONTINUED)
for Income Taxes." To conform Price's accounting practice to SFAS No. 109, an adjustment was made to increase the deferred tax liability and to reduce retained earnings as of fiscal 1989 (the year Costco adopted the liability method of accounting for income taxes) by approximately $20,100.

    The  following  summarizes  amounts  of  Price  and  Costco  prior  to   the
Transaction.

                                                                 MEMBERSHIP    REAL ESTATE
                                                 NET SALES     FEES AND OTHER   OPERATION   NET INCOME
                                               --------------  --------------  -----------  -----------
36 weeks ended May 8, 1994:
  Price (8 weeks prior to the Transaction)...  $    1,092,891   $     28,525    $   5,241   $    13,237
  Costco (8 weeks prior to the
   Transaction)..............................       1,204,765         23,818       --             9,301
  PriceCostco (28 weeks after the
   Transaction)..............................       8,868,003        176,599        8,737        38,786
                                               --------------  --------------  -----------  -----------
    Combined.................................  $   11,165,659   $    228,942    $  13,978   $    61,324
                                               --------------  --------------  -----------  -----------
                                               --------------  --------------  -----------  -----------
36 weeks ended May 9, 1993:
  Price......................................  $    5,365,570   $    121,102    $  14,992   $    72,813
  Costco.....................................       5,141,376        101,129       --            74,495
                                               --------------  --------------  -----------  -----------
    Combined.................................  $   10,506,946   $    222,231    $  14,992   $   147,308
                                               --------------  --------------  -----------  -----------
                                               --------------  --------------  -----------  -----------

NOTE (3) -- NON-CLUB REAL ESTATE INVESTMENTS
    Non-club real estate investments consist of the following components:

                                                                                             AUGUST 29,
                                                                                MAY 8, 1994     1993
                                                                                -----------  -----------
Property held for development or lease to others..............................  $   431,626  $   347,274
Less accumulated depreciation.................................................      (21,459)     (23,352)
                                                                                -----------  -----------
                                                                                    410,167      323,922
Investments in and advances to real estate joint ventures.....................      --            10,569
                                                                                -----------  -----------
                                                                                $   410,167  $   334,491
                                                                                -----------  -----------
                                                                                -----------  -----------

    Property held for development or lease to others consists of property owned directly and property owned by real estate joint venture partnerships in which the Company has a controlling interest. Investments in and advances to real estate joint ventures relate to real estate partnerships that are less than majority owned. In the third quarter of fiscal 1994 the Company sold its remaining minority interest joint venture property.

                               PRICECOSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 8, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (3) -- NON-CLUB REAL ESTATE INVESTMENTS (CONTINUED)
    Components of real estate operations are as follows:

                                                              12 WEEKS     12 WEEKS    36 WEEKS   36 WEEKS
                                                                ENDED        ENDED       ENDED      ENDED
                                                               MAY 8,       MAY 9,      MAY 8,     MAY 9,
                                                                1994         1993        1994       1993
                                                             -----------  -----------  ---------  ---------
Rental and other revenue...................................   $   6,190    $   5,070   $  16,272  $  14,066
Operating expenses.........................................       3,217        1,995       7,008      5,923
Gains (loss) of non-club real estate investments...........         784          163       4,714      6,849
                                                             -----------  -----------  ---------  ---------
Real estate operations, net................................   $   3,757    $   3,238   $  13,978  $  14,992
                                                             -----------  -----------  ---------  ---------
                                                             -----------  -----------  ---------  ---------

NOTE (4) -- DEBT
    BANK LINES OF CREDIT

    The company has a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. Notes payable at May 8, 1994, in the accompanying balance sheet consist of amounts outstanding under the Company's commercial paper program.

    In addition, the Company's wholly-owned Canadian subsidiary has a $67,500 line of credit with a group of three Canadian banks of which $30,000 expires on December 1, 1994 (the short-term portion) and $37,500 expires in various amounts through December 1, 1996 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At May 8, 1994, approximately $17,300 was borrowed under these programs.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $184,500. The outstanding commitments under these facilities at May 8, 1994 was approximately $83,000, including approximately $53,000 in standby letters for workers' compensation requirements.

NOTE (5) -- INCOME TAXES
    The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the 36-week periods ended May 8, 1994 and May 9, 1993:

                                                                36 WEEKS ENDED          36 WEEKS ENDED
                                                                 MAY 8, 1994             MAY 9, 1993
                                                            ----------------------  ----------------------
Federal statutory tax rate................................  $  41,835       35.0%   $  83,482       34.0%
State, foreign and other income taxes, net................      7,172        6.0       14,731        6.0
Nondeductible merger-related cost.........................      9,200        7.7       --          --
                                                            ---------      ---      ---------      ---
Provision for income taxes................................  $  58,207       48.7%   $  98,213       40.0%
                                                            ---------      ---      ---------      ---
                                                            ---------      ---      ---------      ---

NOTE (6) -- STOCK OPTIONS
    Under the Company's combined incentive and non-qualified stock option plan approved by shareholders of Price and Costco on October 21, 1993, a total of 1,257,400 options were granted during the first three quarters of fiscal 1994 at an exercise price of $19 per share.

                               PRICECOSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 8, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PriceCostco, Inc.:

    We have reviewed the accompanying condensed consolidated balance sheets of PriceCostco, Inc. (a Delaware corporation) and subsidiaries as of May 8, 1994, and the related condensed consolidated statements of operations for the twelve-week and thirty-six week periods ended May 8, 1994, and May 9, 1993, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 8, 1994, and May 9, 1993. We did not review the interim financial information of The Price Company, whose total revenues comprised 50% and 51% for the twelve and thirty-six week periods ended May 9, 1993, respectively, of the related consolidated totals but were furnished with the report of other accountants on their review of those statements. These financial statements are the responsibility of the company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN & CO.
Seattle, Washington
June 6, 1994