Form 10-K
period 1994-08-28
PRICE/COSTCO INC
filed 1994-11-17
CIK 909832

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED AUGUST 28, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    FOR THE TRANSITION PERIOD FROM _________________ TO _________________ .

                        COMMISSION FILE NUMBER 0-020355
                            ------------------------

                               PRICE/COSTCO, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                          33-0572969
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)          Identification No.)

       10809 - 120TH AVENUE N.E., KIRKLAND, WASHINGTON 98033
        (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 803-8100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 Par Value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1994, was $2,936,443,000.

    The number of shares outstanding of the registrant's common stock as of October 31, 1994, was 217,824,520.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 1995 are incorporated by reference into
Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
      ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 28, 1994

                                                                          PAGE
                                                                          ----
PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   10
Item 3.     Legal Proceedings...........................................   11
Item 4.     Submission of Matters to a Vote of Security-Holders.........   12
Item 4A.    Executive Officers of Registrant............................   12

PART II
Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters........................................   14
Item 6.     Selected Financial Data.....................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   18
Item 8.     Financial Statements........................................   23
Item 9.     Change in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................   23

PART III
Item 10.    Directors and Executive Officers of the Registrant..........   23
Item 11.    Executive Compensation......................................   23
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management.................................................   23
Item 13.    Certain Relationships and Related Transactions..............   23

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
             8-K........................................................   24

                                     PART I

ITEM 1 -- BUSINESS

DESCRIPTION OF THE MERGER

    On October 21, 1993, the shareholders of both The Price Company ("Price") and Costco Wholesale Corporation ("Costco") approved the mergers of Price and Costco with and into separate, wholly owned subsidiaries of Price/Costco, Inc. ("PriceCostco" or the "Company"). The mergers are hereinafter called the "Merger." PriceCostco was formed to effect the Merger. Pursuant to the Merger, Price and Costco each became a wholly owned subsidiary of PriceCostco. In the Merger, shareholders of Price received 2.13 shares of PriceCostco common stock for each share of Price common stock and shareholders of Costco received one share of PriceCostco common stock for each share of Costco common stock.

    The Merger qualified as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting presents as a single interest two or more common shareholder interests which were previously independent. The pooling-of-interests method of accounting treats the combining companies as if they had been a single business entity from inception. Consequently, the historical financial statements for periods prior to the consummation of the Merger have been restated as though the companies had been combined. The financial statements have also been adjusted to conform the accounting policies and interim reporting periods of the separate companies.

    The fees and expenses related to the Merger and to the consolidation and restructuring of the combining companies (approximately $120 million, or $80 million after tax) were expensed as required under the pooling-of-interests accounting method and were reflected in the consolidated statement of income of PriceCostco in the first quarter of fiscal 1994, the period in which the Merger occurred. Such fees and expenses include direct transaction costs, expenses related to consolidating and restructuring certain functions, costs of the closing of certain excess facilities and sales of related properties, costs of severance and relocation and write-offs of certain redundant capitalized costs and other assets (See "Notes to Consolidated Financial Statements -- Note 2 -- Merger of Price and Costco" for an analysis of the provision for merger and restructuring).

GENERAL

    PriceCostco operates cash and carry membership warehouses based on the concept that offering members very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories will produce rapid inventory turnover and high sales volumes. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables PriceCostco to operate profitably at significantly lower gross margins than traditional wholesalers, discount retailers and supermarkets.

    PriceCostco buys virtually all of its merchandise directly from manufacturers for shipment either directly to PriceCostco's selling warehouses or to a consolidation point where various shipments are combined so as to minimize freight and handling costs. As a result, PriceCostco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses and storage of merchandise in locations off the sales floor. By providing this more cost effective means of distributing goods, PriceCostco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. Individuals shopping for their personal needs are primarily motivated by the cost savings on brand name merchandise. PriceCostco's merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

    Because of its high sales volume and rapid inventory turnover, PriceCostco generally has the opportunity to receive cash from the sale of a substantial portion of its inventory at mature warehouse operations before it is required to pay all its merchandise vendors, even though PriceCostco takes advantage of early payment terms to obtain payment discounts. As sales in a given warehouse increase and inventory turnover becomes more rapid, a greater percentage of the inventory is financed through payment terms provided by vendors rather than by working capital.

    PriceCostco's typical warehouse format averages approximately 120,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, PriceCostco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, PriceCostco has been able to limit inventory losses to less than one-half of one percent of net sales, well below those of typical discount retail operations. Problems associated with dishonored checks have also been insignificant, since individual memberships are limited primarily to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit.
Memberships are invalidated at the point of sale for those members who have issued dishonored checks to PriceCostco.

    PriceCostco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail advertisements to prospective new members. These practices result in very low marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, PriceCostco's marketing teams personally contact businesses in the area who are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail generally distributed through credit unions, employee associations and other entities representing the individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word of mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations of prospective wholesale members.

    PriceCostco's warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m. Because these hours of operation are shorter than those of the traditional discount or grocery retailer, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through an efficient centralized check-out facility. Items are not individually price marked, but are keyed or scanned into PriceCostco's electronic cash registers by an identifying item number, thereby allowing price changes without remarking merchandise. Substantially all manufacturers provide special, larger package sizes and merchandise pre-marked with the item numbers.

    PriceCostco's merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which PriceCostco can provide its members significant cost savings. Consequently, items which members may request but which cannot be purchased at prices sufficiently low enough to pass along meaningful cost savings to members are often not carried. PriceCostco seeks to limit specific items in each product line to fast selling models, sizes and colors and therefore carries only an average of approximately 3,500 to 4,000 active stockkeeping units ("SKU's") per warehouse as opposed to full-line discount retailers which normally stock 40,000 to 60,000 SKU's or more. These practices are consistent with PriceCostco's membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. PriceCostco's policy is to accept returns of merchandise within a reasonable time after purchase.

    The following table indicates the approximate percentage of sales accounted for by each major category of items sold by PriceCostco during fiscal 1994, 1993 and 1992:

                                                                                  1994         1993         1992
                                                                               -----------  -----------  -----------
SUNDRIES (including candy, snack foods, health and beauty aids, tobacco,
 alcoholic beverages, soft drinks and cleaning and institutional supplies....         32%          32%          32%
FOOD (including dry and fresh foods and institutionally packaged foods)......         31           31           31
HARDLINES (including major appliances, video and audio tape, electronics,
 tools, office supplies, furniture and automotive supplies)..................         22           21           21
SOFTLINES (including apparel, linens, cameras, jewelry, housewares, books and
 small appliances)...........................................................         12           13           14
OTHER (including pharmacy, optical, tire installation, food concession,
 miscellaneous)..............................................................          3            3            2
                                                                                     ---          ---          ---
                                                                                     100%         100%         100%
                                                                                     ---          ---          ---
                                                                                     ---          ---          ---

    PriceCostco has direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained by PriceCostco from any one of these or other suppliers. PriceCostco has not experienced any difficulty in obtaining sufficient quantities of merchandise, and believes that if one or more of its current sources of supply became unavailable, it would be able to obtain alternative sources without experiencing a substantial disruption of its business. Also, PriceCostco purchases on a competitive cost basis, stocking different national brand name or selected private label merchandise of the same product, as long as quality and customer demand are comparable.

    PriceCostco is incorporated in the State of Delaware, and reports on a 52/53 week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on PriceCostco's operations, except an increased level of sales and earnings during the Christmas holiday season.

MEMBERSHIP POLICY

    PriceCostco's membership format is designed to reinforce customer loyalty and also to provide a continuing source of membership fee revenue. PriceCostco has two primary types of members: Business and Gold Star (individual members).

    Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. PriceCostco promotes Business membership through its merchandise selection and its membership marketing programs. Business members generally pay an annual membership fee of $35 for the primary membership card with additional membership cards available for an annual fee of from $10 to $15.

    Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other selected organizations. Individual members generally pay an annual membership fee of $35 which includes a second membership card.

    As of August 28, 1994, PriceCostco had approximately 3.4 million Business memberships and approximately 6.4 million Gold Star memberships. Members can utilize their memberships at any Price Club or Costco Wholesale location.

LABOR

    As of August 28, 1994, PriceCostco had approximately 47,000 employees, about 50% of which were part time. Substantially all of Price's hourly employees in California, Connecticut, Maryland, Massachusetts, New Jersey, New York and one Price Club warehouse in Virginia are represented by the International Brotherhood of Teamsters. Nearly all other employees are non-union. PriceCostco considers its employee relations to be good.

COMPETITION

    The Company operates in the rapidly changing and highly competitive merchandising industry. When Price pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart and Kmart have become the largest retailers in the United States and have recently expanded into food merchandising. Target has also emerged as a significant retail competitor. Approximately 800 warehouse clubs exist across the U.S. and Canada, including the 221 warehouses operated by the Company, and every major metropolitan area has some, if not several, club operations. Low cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, Petsmart, Toys-R-Us, Circuit City and Barnes & Noble Books, have gained major market share in their respective categories. New forms of retailing involving modern technology are boosting sales in stores such as The Sharper Image, while home shopping is becoming increasingly popular. Likewise, in the food business, a competitor like Smart & Final, which operates in Arizona and California, is capturing an increasingly greater share of the institutional food business from wholesale operators and others; and many supermarkets now offer food lines in bulk sizes and at prices comparable to those offered by the Company. This factor, among others, has caused comparable warehouse sales to decline during fiscal 1994 resulting in lower average sales and earnings per location (see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations").

REGULATION

    Certain state laws require that the Company apply minimum markups to its selling prices for specific goods, such as tobacco products and alcoholic beverages, and prohibit the sale of specific goods, such as tobacco and alcoholic beverages, at different prices in one location. While compliance with such laws may cause the Company to charge somewhat higher prices than it otherwise would charge, other mass merchandisers are also typically governed by the same restrictions, and the Company believes that compliance with such laws does not have a material adverse effect on its operations.

    It is the policy of the Company to sell at lower than manufacturers' suggested retail prices. Some manufacturers attempt to maintain the resale price of their products by refusing to sell to the Company or to other purchasers that do not adhere to suggested retail prices. To date, the Company believes that it has not been materially affected by its inability to purchase directly from such manufacturers. Both federal and state legislation is proposed from time to time which, if enacted, would restrict the Company's ability to purchase goods or extend the application of laws enabling the establishment of minimum prices. The Company cannot predict the effect on its business of the enactment of such federal or state legislation.

DESCRIPTION OF THE EXCHANGE TRANSACTION

    On July 28, 1994, PriceCostco entered into an Agreement of Transfer and Plan of Exchange (as amended and restated, the "Transfer and Exchange Agreement") with Price Enterprises, Inc., ("Price Enterprises"). Price Enterprises is a Delaware corporation and an indirect, wholly owned subsidiary of the Company. The transactions contemplated by the Transfer and Exchange Agreement are hereinafter referred to as the "Exchange Transaction."

    Pursuant to the Transfer and Exchange Agreement and upon the terms and subject to the conditions set forth in an Offering Circular/Prospectus and related Letter of Transmittal (which will be mailed to stock holders of record of the Company's common stock), the Company will offer to exchange one share of common stock of Price Enterprises for each share of common stock of the Company, up to a maximum of 27 million shares of Price Enterprises common stock (constituting all of the outstanding shares of Price Enterprises common stock) (the "Exchange Offer"). The Company currently anticipates that the Exchange Offer will be commenced prior to the end of November 1994. In connection therewith, the Offering Circular/Prospectus and the Letter of Transmittal, which will describe the Exchange Transaction in detail, will be mailed to such holders. If more than 27 million shares of the Company's common stock are validly tendered and not withdrawn in the Exchange Offer prior to the expiration thereof, then, upon the terms and subject to the conditions set forth in such Offering Circular/Prospectus and such related Letter of Transmittal, the Company will accept 27 million shares for exchange on a pro rata basis, and shares of Price Enterprises common stock will be exchanged therefor.

    If the number of shares of the Company's common stock validly tendered in the Exchange Offer by holders of the Company's common stock is less than 21.6 million, the Company will accept such validly tendered shares for exchange and will distribute the remaining shares of Price Enterprises common stock pro rata to the Company's stockholders. If the number of shares of the Company's common stock validly tendered in the Exchange Offer is greater than 21.6 million, but less than 27 million, the Company will accept such validly tendered shares for exchange and will, at its option, either (i) distribute the remaining shares of Price Enterprises common stock pro rata to the Company's stockholders or (ii) sell such remaining shares to Price Enterprises in exchange for a promissory note.

    Pursuant to the Transfer and Exchange Agreement, as of August 28, 1994, the Company caused to be transferred, or, in certain cases, will cause to be transferred, to Price Enterprises certain assets, including the following:

        (a) certain commercial real estate specified in the Transfer and Exchange Agreement that was not integral to the Company's merchandising operations (the "Commercial Properties");

        (b) real estate comprising four of the Company's warehouse club facilities (which are adjacent to existing Commercial Properties) that are being leased back to the Company effective August 29, 1994 at collective annual rentals of approximately $8.6 million;

        (c) commercial real estate known as 4455 and 4649 Morena Boulevard, San Diego, California;

        (d) 51% of the outstanding capital stock of each of Price Global and Price Quest (as defined and described below);

        (e) a note in the principal amount of $41 million made by Atlas Hotels, Inc., secured by hotel and convention center property in San Diego, California ("Atlas Note"); and

        (f) notes receivable with an aggregate book value of approximately $32 million, which were originally made and delivered by various governmental agencies in connection with the financing and development of certain warehouse club and adjacent real estate sites.

    The Company and Price Enterprises have caused to be formed a limited liability company, Mexico Clubs, L.L.C. ("Mexico Clubs") of which the Company and Price Enterprises own 49% and 51% interests, respectively. The Company has caused to be formed two corporations, Price Global Trading, Inc. ("Price Global") and Price Quest, Inc. ("Price Quest" which, together with Mexico Clubs comprise the "Subsidiary Corporations". The Company has caused to be transferred and delivered to:

        (a) Mexico Clubs: (i) all shares of capital stock of Price Venture Mexico owned, directly or indirectly, by the Company; (ii) all other noncurrent assets of the Company and its subsidiaries specifically related to the conduct of business in Mexico; and (iii) certain other assets (collectively, the "Mexico Assets"); provided, however, that the term "Mexico Assets" does not include (A) the

    Agreement between Price, Price Venture Mexico and Controladora Comercial Mexicana, S.A. de C.V. to form a Corporate Joint Venture dated June 21, 1991, (B) any right, title or interest in or to the names "Price Club," "Price Club Costco" or "PriceCostco" and (C) any computer software.

        (b) Price Global: (i) the right to develop a Club Business in certain international areas specified in the Transfer and Exchange Agreement (the "Specified Geographical Areas"); (ii) all shares of capital stock of Club Merchandising, Inc. owned, directly or indirectly, by the Company; (iii) all right, title and interest to, or, in certain cases, a long-term license to use, the names "Price Club," "Price Club Costco" and "Price Costco" in each of the Specified Geographical Areas (other than Mexico); and (iv) all other noncurrent assets of the Company and its subsidiaries (other than those included in Club Merchandising, Inc.) specifically related to the conduct of business in the Specified Geographical Areas (collectively, the "International Assets"); and

        (c) Price Quest: (i) all of the noncurrent assets of the Company or any of its subsidiaries specifically related to the business and operations then conducted by the Company through its Quest interactive electronic shopping business, together with Price Club Travel, Price Club Realty and the Price Club automobile advertising/referral business; (ii) all right, title and interest, if any, of the Company or any of its subsidiaries to, or, in certain cases, a long-term license to use, the names "Price Club Quest" and "Quest"; and (iii) certain other assets (collectively, the "Quest Assets").

    As used herein, the term "Club Business" refers to any merchandising activity utilizing 70,000 square feet or more in a single location operating with membership and selling food and non-food items through a central check-out.

    Each of Price Global and Price Quest issued 100 shares of its common stock to Price, which constitutes all of the outstanding capital stock of each such Subsidiary Corporation. As of August 28, 1994, the Company caused to be transferred to Price Enterprises 51 shares of common stock of each of Price Global and Price Quest, representing 51% of the outstanding capital stock of each such Subsidiary Corporation.

    As part of the Exchange Transaction, the Company and Price, on the one hand, and Price Enterprises and each of the Subsidiary Corporations, on the other, have entered into Operating Agreements to clarify the ongoing business relationship between the Company and the respective Subsidiary Corporations. The Company and Price, on the one hand, have also entered into Stockholders Agreements with Price Enterprises and each of Price Global and Price Quest, on the other, to clarify certain rights and obligations of the Company and Price Enterprises as stockholders of Price Global and Price Quest.

    Price and Price Enterprises have entered into a Limited Liability Company Agreement with respect to Mexico Clubs which sets forth the rights and obligations of each of Price and Price Enterprises with respect to its membership interest in Mexico Clubs.

    Also in  connection with  the Exchange  Transaction, the  Company and  Price
Enterprises entered into an unsecured revolving credit agreement, dated as of August 28, 1994 (the "Advance Agreement"), pursuant to which the Company has agreed to advance to Price Enterprises up to a maximum principal amount of $85 million (reduced by an amount equal to the net proceeds from the sale of any of the Commercial Properties between August 28, 1994 and the date of the closing of the Exchange Transaction (the "Closing Date")) from time to time during the period from August 28, 1994 until six months following the earlier of (A) the Closing Date and (B) the date on which Price Enterprises stock is distributed to stockholders of the Company. The interest rate under the Advance Agreement is the weighted average commercial paper rate on borrowings by the Company during each four-week period (including, without limitation, amortization of lender commitment fees and other costs associated with the backup line of credit and all miscellaneous costs and fees), or if commercial paper is unavailable under the Company's commercial paper program, the bank rate on borrowings by the Company pursuant to its working capital credit facility (including, without limitation, amortization of lender commitment fees and other costs associated with such credit facility and all miscellaneous costs and fees).

    Pursuant to the Transfer and Exchange Agreement, upon the earlier to occur of the Closing Date and the date that shares of Price Enterprises common stock are distributed to holders of the Company's common stock, the Bylaws of the Company will be amended to delete the corporate governance provisions that were enacted as part of the Merger to require that the Board of Directors of the Company and certain committees of the Board be comprised of an equal number of Price Designees and Costco Designees (as such terms are hereinafter defined). The form of such Bylaws, as amended, is filed as an Exhibit to this Annual Report on Form 10-K. In addition, at the Closing Date, without any further action on behalf of the Company or Price Enterprises, the resignations of all of the Price Designees from the Board of Directors of the Company, other than Richard M. Libenson and Duane Nelles (which resignations were submitted to the Board of Directors of the Company on July 28, 1994), will become effective. Pursuant to the Transfer and Exchange Agreement, unless removed for cause, each of Messrs. Libenson and Nelles shall serve on the Board of Directors of the Company until the earlier of (i) the date two years following the Closing Date and (ii) such time as Sol Price and Robert Price and their affiliates in the aggregate cease to beneficially own at least two million shares of PriceCostco Common Stock (including any such shares owned by charitable trusts established by either of them).

    As used in the Bylaws of the Company, "Price Designees" means those persons specified by Price as initial members of the Board of Directors of the Company as of the effective time of the Merger, or their direct or indirect replacements. The current Price Designees are J. Paul Kinloch, Richard M. Libenson, Mitchell G. Lynn, Duane Nelles (who was elected to the Board on July 28, 1994 following the resignation of Joseph K. Kornwasser), Paul A. Peterson and Robert E. Price. As used in the Bylaws of the Company, "Costco Designees" means those persons specified by Costco as initial members of the Board of Directors of the Company as of the effective time of the Merger, or their direct or indirect replacements. The current Costco Designees are Jeffrey H. Brotman, Daniel Bernard, Richard D. DiCerchio, Hamilton E. James, John W. Meisenbach and James D. Sinegal.

FUTURE OPERATIONS
    Expansion plans for the United States and Canada during fiscal 1995 are to open 30-35 new warehouse clubs. The Company also expects to continue expansion of its international operations. The Company opened two warehouses in the United Kingdom through a 60%-owned subsidiary, with a third location due to open in June 1995. In October 1994, under a licensing agreement with PriceCostco, a
Price   Club  opened  in  Seoul,  Korea.   Other  markets  are  being  assessed,
particularly in the Pacific Rim. As a result of the Exchange Transaction, the Company's 50% ownership interest in the Mexican joint venture was transferred to Mexico Clubs in which the Company owns a 49% interest. See "Part I -- Business
- -- Description of the Exchange Transaction." As of August 28, 1994, there were 8 Price Clubs operating in Mexico through such joint venture. As of October 31, 1994, there were 10 Price Clubs operating in Mexico through such joint venture with one more scheduled to open prior to December 31, 1994.

    While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $600 million to $700 million during fiscal 1995: for real estate, building and equipment for warehouse clubs and related operations (including remodels and expansions) in the United States and Canada; for international expansion, including additional investment in the United Kingdom and other potential ventures; and for activities such as business delivery and ancillary business operations.

    While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors, including factors outside of the Company's control, management believes that the Company's earnings, cash flow, and financing capacity should be adequate to fund ongoing operations, proposed expansion and other planned development efforts.

    As a result of the Exchange Transaction, the Company will own a 49% interest in each of the Mexico Assets, the International Assets and the Quest Assets. See "Description of the Exchange Transaction" above.

ITEM 2 -- PROPERTIES

WAREHOUSE PROPERTIES

    At August 28, 1994, PriceCostco operated warehouse clubs in 21 states, 7 Canadian provinces and the United Kingdom under the "Price Club" and "Costco Wholesale" names. The following is a summary of owned and leased warehouses by state and province:

                              NUMBER OF WAREHOUSES

                                               OWN LAND AND       LEASE LAND AND/OR
                                                 BUILDING              BUILDING            GRAND TOTALS
                                           --------------------  --------------------  --------------------
                                           PRICE  COSTCO  TOTAL  PRICE  COSTCO  TOTAL  PRICE  COSTCO  TOTAL
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
UNITED STATES
  Arizona................................     5    --        5      2    --        2      7    --        7
  Alaska.................................   --        3      3    --     --      --     --        3      3
  California (a).........................    34      30     64      6      12     18     40      42     82
  Colorado...............................     3    --        3    --     --      --       3    --        3
  Connecticut............................   --        2      2      1       1      2      1       3      4
  Florida................................   --       10     10    --        1      1    --       11     11
  Idaho..................................   --        1      1    --        1      1    --        2      2
  Hawaii.................................   --        1      1    --        2      2    --        3      3
  Massachusetts..........................   --        4      4    --     --      --     --        4      4
  Maryland...............................     3    --        3      1    --        1      4    --        4
  Montana................................   --        3      3    --     --      --     --        3      3
  Nevada.................................   --        2      2    --        1      1    --        3      3
  New Jersey (a).........................     5       2      7    --     --      --       5       2      7
  New Hampshire..........................   --        2      2    --     --      --     --        2      2
  New Mexico.............................     1    --        1    --     --      --       1    --        1
  New York (a)...........................     4       2      6    1      --        1      5       2      7
  Oregon.................................   --        8      8    --        1      1    --        9      9
  Utah...................................   --     --      --     --        1      1    --        1      1
  Vermont................................   --     --      --     --        1      1    --        1      1
  Virginia (a)...........................     8    --        8      1    --        1      9    --        9
  Washington.............................   --       14     14    --        2      2    --       16     16
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
    Total United States..................    63      84    147     12      23     35     75     107    182
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
CANADA
  Alberta................................   --        5      5    --        1      1    --        6      6
  British Columbia.......................   --        6      6      1    --        1      1       6      7
  Ontario................................     3       1      4      4       1      5      7       2      9
  Saskatchewan...........................   --        1      1      1    --        1      1       1      2
  Quebec.................................     6    --        6      4    --        4     10    --       10
  Manitoba...............................   --        2      2    --     --      --     --        2      2
  Nova Scotia............................     1    --        1    --     --      --       1    --        1
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
    Total Canada.........................    10      15     25     10       2     12     20      17     37
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
UNITED KINGDOM...........................   --        2      2    --     --      --     --        2      2
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
    Grand Totals.........................    73     101    174     22      25     47     95     126    221
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----

- ------------------------
(a) Effective August 28, 1994, the Company transferred to Price Enterprises real estate comprising four of the Company's warehouse club facilities (which are adjacent to Commercial Properties transferred or to be transferred to Price Enterprises as part of the Exchange Transaction). The warehouse  properties  are  being  leased  back  to  the  Company  by Price
     Enterprises effective August 29, 1994. The four warehouses are located in San Diego, California; Wayne, New Jersey; Westbury, New York; and Pentagon
     City, Virginia.

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 1994:

                                                      UNITED STATES                                                 TOTAL
                                                    -----------------                        OTHER                WAREHOUSES
OPENINGS BY FISCAL YEAR                             WESTERN   EASTERN   TOTAL   CANADA   INTERNATIONAL   TOTAL   IN OPERATION
- --------------------------------------------------  -------   -------   -----   ------   -------------   -----   ------------
1989 and prior....................................     75        21       96       8          --          104        104
1990..............................................      9         2       11       4          --           15        119
1991..............................................      9         4       13       8          --           21        140
1992..............................................     15        12       27       3          --           30        170
1993..............................................     17         6       23       7          --           30        200
1994..............................................      8         4       12       7            2          21        221
1995 (through 12/31/94)...........................      4       --         4       6          --           10        231
                                                    -------   -------   -----   ------        ---        -----
    Total.........................................    137        49      186      43            2(a)      231
                                                    -------   -------   -----   ------        ---        -----
                                                    -------   -------   -----   ------        ---        -----

- ------------------------
(a) As of August 28, 1994, the Company operated (through a 50%-owned joint venture) eight warehouses in Mexico (one opened in fiscal 1992, two opened in fiscal 1993, five opened in fiscal 1994). These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore its operations are not consolidated in the Company's financial statements. As described under "Description of the Exchange Transaction," such 50% ownership interest in such joint venture was transferred to Mexico Clubs as part of the Exchange Transaction.

    The Company's home offices and headquarters are located in Kirkland, Washington and San Diego, California. Following consumation of the Exchange Transaction, the Company will no longer maintain a home office and headquarters in San Diego, California. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities for the consolidation and distribution of certain shipments to the warehouses and operates various processing and packaging facilities to support ancillary businesses.

DISCONTINUED OPERATIONS -- NON-CLUB REAL ESTATE SEGMENT

    As a result of the Exchange Transaction, the Company's business consists primarily of its warehouse club operations in the United States, Canada and the United Kingdom, and the Company has ceased to have any significant real estate activities that are not directly related to its warehouse club business.

ITEM 3 -- LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants.

    Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have filed an Appeal in the Ninth Circuit Court of Appeals, which was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of Appeals renders a decision that is adverse to the Company, the Company will continue its vigorous defense of the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on January 27, 1995 at the Bellevue Inn in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the names, ages and positions of the executive officers of the registrant.

                               AGE                          POSITION WITH COMPANY
                               ---      -------------------------------------------------------------
Robert E. Price                    52   Chairman of the Board
James D. Sinegal                   58   President and Chief Executive Officer
Jeffrey H. Brotman                 51   Vice Chairman of the Board
Mitchell G. Lynn                   45   President of Price
Richard D. DiCerchio               51   Executive Vice President -- Merchandising, Distribution,
                                         Construction and Marketing
Richard A. Galanti                 38   Executive Vice President and Chief Financial Officer
Franz E. Lazarus                   47   Executive Vice President, Chief Operating Officer -- Northern
                                         Division
David B. Loge                      52   Executive Vice President -- PriceCostco Industries
Edward B. Maron                    67   Executive Vice President, Chief Operating Officer -- Canadian
                                         Division
Joseph P. Portera                  41   Executive Vice President, Chief Operating Officer -- Eastern
                                         Division
Steven A. Velazquez                39   Executive Vice President -- Quest
Theodore Wallace                   46   Executive Vice President -- International
Dennis R. Zook                     45   Executive Vice President, Chief Operating Officer -- Southern
                                         Division

    Robert E. Price has been the Chairman of the Board of PriceCostco since the Merger, although he has tendered his resignation effective as of the earlier of
(i) the Closing Date and (ii) the date on which shares of Price Enterprises common stock are distributed to stockholders of PriceCostco (see "Description of the Exchange Transaction"). He was Chief Executive Officer and a director of Price since 1976, and was Chairman of the Board of Price since January 1989. Mr. Price was President of Price from 1976 until December 1990.

    James D. Sinegal has been the President, Chief Executive Officer and a director of PriceCostco since the Merger. He was President and Chief Operating Officer of Costco since its inception and was elected Chief Executive Officer in August 1988. Mr. Sinegal is a co-founder of Costco and a director of Price Enterprises.

    Jeffrey H. Brotman is a native of the Pacific Northwest and is a 1967 graduate of the University of Washington Law School. Mr. Brotman has been the Vice Chairman of the Board of PriceCostco since the Merger. He is a founder of Costco and a number of other specialty retail chains. Mr. Brotman is a director of Seafirst Bank; Carrefour, U.S.; Starbucks Corp.; The Sweet Factory and Garden Botanika.

    Mitchell G. Lynn served as Senior Executive Vice President of PriceCostco from the Merger until mid July 1994 and has been a director of PriceCostco since the Merger, although he has tendered his resignation effective as of the earlier of (i) the Closing Date and (ii) the date on which shares of Price Enterprises common stock are distributed to stockholders of PriceCostco (see "Description of the

Exchange Transaction"). He has been President of Price since December 1990 and a director of Price since January 1991, although he has tendered his resignation as an officer and director of Price effective as of the earlier of (i) the Closing Date and (ii) the date on which shares of Price Enterprises common stock are distributed to stockholders of PriceCostco. Mr. Lynn joined Price as Controller in September 1979 and became a Vice President in 1984. From August 1989 to December 1990 Mr. Lynn was an Executive Vice President of Price and President of Price Club Industries, a division of Price.

    Richard D. DiCerchio has been Executive Vice President -- Merchandising, Distribution, Construction and Marketing of PriceCostco since the Merger and, until mid August 1994 also served as Executive Vice President, Chief Operating Officer -- Northern Division. He was elected Chief Operating Officer -- Western Region of Costco in August 1992 and was elected Executive Vice President and Director of Costco in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco. He joined Costco as Vice President, Operations in May 1983.

    Richard A. Galanti has been Executive Vice President and Chief Financial Officer of PriceCostco since the Merger. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco since January 1985, having joined Costco as Vice President -- Finance in March 1985. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation.

    Franz E. Lazarus has been Executive Vice President, Chief Operating  Officer
- -- Northern Division of PriceCostco since August 1994 and had previously served as Executive Vice President, Chief Operating Officer -- Eastern Division since the Merger. He was named Executive Vice President, Chief Operating Officer -- East Coast Operations of Costco in August 1992. Mr. Lazarus joined Costco in November 1983 and has held various positions prior to his current position.

    David B. Loge has been an Executive Vice President -- PriceCostco Industries since August 1994. Mr. Loge joined Price as a Director of Price Club Industries in March 1989 and became Vice President of Price and President of Price Club Industries in December 1990. Prior to joining Price, he served as Vice President of Operations of Sundale Beverage in Belmont, California.

    Edward  B. Maron has been Executive  Vice President, Chief Operating Officer
- -- Canadian Division of PriceCostco since the Merger. He had been Senior Vice President, Canadian Division of Costco since April 1990. He previously held various management positions since joining Costco in June 1985.

    Joseph P. Portera has been Executive Vice President, Chief Operating Officer
- -- Eastern Division of Price Costco since August, 1994. He was Senior Vice President-Operations, Northern California Region from October, 1993 to August
1994.  From  August  1991  to  October   1993  he  was  Senior  Vice   President
Merchandising -- Non Foods of Costco, and held various management positions since joining Costco in April 1984.

    Steven A. Velazquez was Executive Vice President -- Quest of PriceCostco from the Merger through early November 1994, overseeing the development of the Quest business. He is currently an Executive Vice President of Price Enterprises. He joined Price as a buyer in July 1981, became Vice President in February 1989, and became Executive Vice President of Merchandising in April 1990. Prior to joining Price, Mr. Velazquez was a buyer for Safeway Stores, San Diego Division.

    Theodore Wallace was Executive Vice President -- International of PriceCostco from the Merger through early November 1994, overseeing international expansion into the Pacific rim and other markets. He is currently an Executive Vice President of Price Enterprises. Mr. Wallace became an Executive Vice President of Price in 1984 and, from 1988 until Fall 1992, he was Chief Operating Officer (East Coast) of Price. He was a director of Price from October 1988 to October 1993. He joined Price as a warehouse manager in September 1977 and was its Vice President of Operations from 1983 to 1988.

    Dennis R. Zook has been Executive Vice President, Chief Operating Officer -- Southern Division of PriceCostco since the Merger. He was Executive Vice President of Price since February 1989. Mr. Zook became Vice President of West Coast Operations of Price in October 1988. He joined Price as a warehouse manager in October 1982.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In the Merger, which occurred on October 21, 1993, each share of common stock, par value $.10 per share, of Price ("Price Common Stock") was exchanged for 2.13 shares of PriceCostco Common Stock and each share of common stock, par value $.0033 per share, of Costco ("Costco Common Stock") was exchanged for one share of PriceCostco Common Stock.

    Prior to October 21, 1993, Price Common Stock was quoted on The Nasdaq Stock Market's National Market under the symbol "PCLB" and Costco Common Stock was quoted on The Nasdaq Stock Market's National Market under the symbol "COST." Trading in PriceCostco Common Stock commenced on October 22, 1993. PriceCostco Common Stock is quoted on The Nasdaq Stock Market's National Market under the symbol "PCCW."

    The following table sets forth the high and low sales prices of PriceCostco Common Stock for the period October 22, 1993 through October 31, 1994, and Price Common Stock and Costco Common Stock for the periods indicated. The quotations are as reported in published financial sources.

                                                                                                            PRICECOSTCO
                                                                   PRICE                 COSTCO             COMMON STOCK
                                                                COMMON STOCK          COMMON STOCK
                                                             ------------------    ------------------    ------------------
                                                              HIGH        LOW       HIGH        LOW       HIGH        LOW
                                                             -------    -------    -------    -------    -------    -------
Calendar Quarters -- 1991
  First Quarter.............................................  22 1/8     17 3/4     24 7/8     15 1/8      --         --
  Second Quarter............................................  27 1/2     21 1/2     30 1/2     22 7/8      --         --
  Third Quarter.............................................  30 5/8     23 1/2     33 3/8     26 3/8      --         --
  Fourth Quarter............................................  29 1/8     20 1/2     39 1/2     24 5/8      --         --
Calendar Quarters -- 1992
  First Quarter.............................................  25 7/8     21         42 5/8     35 1/8      --         --
  Second Quarter............................................  21 7/8     13 3/4     38 1/4     25 1/2      --         --
  Third Quarter.............................................  16 1/2     14         30         20 1/2      --         --
  Fourth Quarter............................................  21 1/8     14 1/2     30 1/2     20 1/4      --         --
Calendar Quarters -- 1993
  First Quarter.............................................  18 3/4     14 3/4     25 1/4     18 1/2      --         --
  Second Quarter............................................  18 1/2     13 1/4     19 3/4     15 3/4      --         --
  Third Quarter.............................................  18         14 3/4     18 1/2     15          --         --
  Fourth Quarter (through October 21, 1993).................  19 7/8     17 1/2     19 5/8     16 3/4      --         --
  Fourth Quarter (October 22, 1993
   through December 31, 1993)...............................   --         --         --         --        21 3/8     17 1/8
Calendar Quarters -- 1994
  First Quarter.............................................   --         --         --         --        21 5/8     16 7/8
  Second Quarter............................................   --         --         --         --        18 1/4     13
  Third Quarter.............................................   --         --         --         --        16 1/2     13 3/4
  Fourth Quarter (through October 31, 1994).................   --         --         --         --        16 3/4     14 7/8

    All Costco common share data has been adjusted to reflect a two-for-one stock split effected April 30, 1991 and a three-for-two stock split effected March 6, 1992. All Price common share data has been adjusted to reflect the 2.13 exchange ratio in the Merger.

    On October 31, 1994, the last reported sales price per share of PriceCostco Common Stock was $15.75. On October 31, 1994, the Company had approximately 13,811 stockholders of record.

                                DIVIDEND POLICY

    PriceCostco does not pay regular dividends and does not anticipate the declaration of a cash dividend in the forseeable future. Under its two revolving credit agreements, PriceCostco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6 -- SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for the ten fiscal years in the period ended August 28, 1994 for PriceCostco, giving effect to the Merger using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation. This selected financial and operating data should be read in conjunction with "Item 7
- -- Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements of PriceCostco for fiscal 1994.
As  discussed  in   "Notes  To  Consolidated   Financial  Statements,"   certain
adjustments and reclassifications have been made to conform the two companies' accounting practices.

                               PRICE/COSTCO, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   52 WEEKS     52 WEEKS     52 WEEKS      52 WEEKS      52 WEEKS
                                                                     ENDED        ENDED        ENDED        ENDED         ENDED
                                                                  AUGUST 28,   AUGUST 29,   AUGUST 30,   SEPTEMBER 1,  SEPTEMBER 2,
                                                                     1994         1993         1992          1991          1990
                                                                  -----------  -----------  -----------  ------------  ------------
OPERATING DATA
Revenue
  Net sales.....................................................  $16,160,911  $15,154,685  $13,820,380   $11,813,509   $9,346,099
  Membership fees and other.....................................      319,732      309,129      276,998      228,742       185,144
                                                                  -----------  -----------  -----------  ------------  ------------
  Total revenue.................................................   16,480,643   15,463,814   14,097,378   12,042,251     9,531,243
Operating expenses
  Merchandise costs.............................................   14,662,891   13,751,153   12,565,463   10,755,823     8,518,951
  S,G&A expenses................................................    1,425,549    1,314,660    1,128,898      934,120       719,446
  Preopening expenses...........................................       24,564       28,172       25,595       16,289        11,691
  Provision for estimated warehouse closing costs...............        7,500        5,000        2,000        1,850         6,000
                                                                  -----------  -----------  -----------  ------------  ------------
  Operating income..............................................      360,139      364,829      375,422      334,169       275,155
Other income (expense)
  Interest expense..............................................      (50,472)     (46,116)     (35,525)     (26,041)      (18,769)
  Interest income and other.....................................       13,888       17,750       28,958       33,913        19,239
  Provision for merger and restructuring expenses...............     (120,000)     --           --            --            --
                                                                  -----------  -----------  -----------  ------------  ------------
Income from continuing operations before provision for income
 taxes..........................................................      203,555      336,463      368,855      342,041       275,625
Provision for income taxes......................................       92,657      133,620      145,833      134,748       107,899
                                                                  -----------  -----------  -----------  ------------  ------------
Income from continuing operations...............................      110,898      202,843      223,022      207,293       167,726
Discontinued operations:
    Income (loss), net of tax...................................      (40,766)      20,404       19,385       11,566         6,854
    Loss on disposal............................................     (182,500)          --           --           --            --
Extraordinary items.............................................           --           --           --           --            --
                                                                  -----------  -----------  -----------  ------------  ------------
Net income (loss)...............................................  $  (112,368) $   223,247  $   242,407   $  218,859    $  174,580
                                                                  -----------  -----------  -----------  ------------  ------------
                                                                  -----------  -----------  -----------  ------------  ------------
Per Share Data -- Fully Diluted
  Income (loss) from continuing operations......................  $      0.51  $      0.92  $      0.98   $     0.93    $     0.79
  Discontinued Operations:
    Income (loss), net of tax...................................         (.19)         .08          .08          .05           .03
    Loss on Disposal............................................         (.83)     --           --            --            --
  Extraordinary items...........................................      --           --           --            --            --
                                                                  -----------  -----------  -----------  ------------  ------------
  Net income (loss).............................................  $      (.51) $      1.00  $      1.06   $     0.98    $     0.82
                                                                  -----------  -----------  -----------  ------------  ------------
                                                                  -----------  -----------  -----------  ------------  ------------
  Shares used in calculation (000's)............................      219,334      240,162      245,090      234,202       219,532

                                                                    53 WEEKS     52 WEEKS    52 WEEKS    52 WEEKS     52 WEEKS

                                                                     ENDED        ENDED       ENDED       ENDED        ENDED

                                                                  SEPTEMBER 3,  AUGUST 28,  AUGUST 30,  AUGUST 31,  SEPTEMBER 1,

                                                                      1989         1988        1987        1986         1985

                                                                  ------------  ----------  ----------  ----------  ------------

OPERATING DATA
Revenue
  Net sales.....................................................   $7,844,539   $6,042,159  $4,606,352  $3,337,361   $2,200,338

  Membership fees and other.....................................      157,621      125,985      98,201      70,695       40,795

                                                                  ------------  ----------  ----------  ----------  ------------

  Total revenue.................................................    8,002,160    6,168,144   4,704,553   3,408,056    2,241,133

Operating expenses
  Merchandise costs.............................................    7,168,907    5,531,626   4,198,768   3,040,115    1,989,621

  S,G&A expenses................................................      590,465      458,013     355,178     256,407      170,869

  Preopening expenses...........................................       11,685        6,509      12,784       4,031        3,214

  Provision for estimated warehouse closing costs...............        1,609        4,000      --          --           --

                                                                  ------------  ----------  ----------  ----------  ------------

  Operating income..............................................      229,494      167,996     137,823     107,503       77,429

Other income (expense)
  Interest expense..............................................      (24,583)     (20,949)    (13,840)     (8,249)      (7,684)

  Interest income and other.....................................       24,275       22,341      20,936      21,281       15,183

  Provision for merger and restructuring expenses...............       --           --          --          --           --

                                                                  ------------  ----------  ----------  ----------  ------------

Income from continuing operations before provision for income
 taxes..........................................................      229,186      169,388     144,919     120,535       84,928

Provision for income taxes......................................       88,742       67,533      68,019      58,162       44,693

                                                                  ------------  ----------  ----------  ----------  ------------

Income from continuing operations...............................      140,444      101,855      76,900      62,373       40,235

Discontinued operations:
    Income (loss), net of tax...................................        3,600           --          --          --           --

    Loss on disposal............................................           --           --          --          --           --

Extraordinary items.............................................           --        2,856       1,510         995           --

                                                                  ------------  ----------  ----------  ----------  ------------

Net income (loss)...............................................   $  144,044   $  104,711  $   78,410  $   63,368   $   40,235

                                                                  ------------  ----------  ----------  ----------  ------------

                                                                  ------------  ----------  ----------  ----------  ------------

Per Share Data -- Fully Diluted
  Income (loss) from continuing operations......................   $     0.69   $     0.56  $     0.42  $     0.37   $     0.31

  Discontinued Operations:
    Income (loss), net of tax...................................          .02       --          --          --           --

    Loss on Disposal............................................       --           --          --          --           --

  Extraordinary items...........................................       --             0.02        0.01        0.01       --

                                                                  ------------  ----------  ----------  ----------  ------------

  Net income (loss).............................................   $     0.71   $     0.58  $     0.43  $     0.38   $     0.31

                                                                  ------------  ----------  ----------  ----------  ------------

                                                                  ------------  ----------  ----------  ----------  ------------

  Shares used in calculation (000's)............................      212,772      181,336     180,887     168,324      130,367


                               PRICE/COSTCO, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE AND PER SHARE DATA)

                                                AUGUST 28,  AUGUST 29,  AUGUST 30,  SEPTEMBER 1,  SEPTEMBER 2,  SEPTEMBER 3,
                                                   1994        1993        1992         1991          1990          1989
                                                ----------  ----------  ----------  ------------  ------------  ------------
BALANCE SHEET DATA
  Working capital (deficit)...................  $ (113,009) $  127,312  $  281,592   $  304,703    $   14,342    $  103,252
  Property and equipment, net.................   2,146,396   1,966,601   1,704,052    1,183,432       935,767       752,912
  Total assets................................   4,235,659   3,930,799   3,576,543    2,986,094     2,029,931     1,740,332
  Short-term debt.............................     149,340      23,093      --           --           139,414       114,000
  Long-term debt and capital lease
   obligations, net...........................     795,492     812,576     813,976      500,440       199,506       234,017
  Stockholders' equity (a)(b).................   1,684,960   1,796,728   1,593,943    1,429,703       988,458       777,730
WAREHOUSES IN OPERATION
  Beginning of year...........................         200         170         140          119           104            84
  Opened......................................          29          37          31           23            19            20
  Closed......................................          (8)         (7)         (1)          (2)           (4)           --
                                                ----------  ----------  ----------  ------------  ------------  ------------
  End of Year.................................         221         200         170          140           119           104
                                                ----------  ----------  ----------  ------------  ------------  ------------
                                                ----------  ----------  ----------  ------------  ------------  ------------

                                                AUGUST 28,  AUGUST 30,  AUGUST 31,   SEPTEMBER 1,
                                                   1988        1987        1986          1985
                                                ----------  ----------  -----------  ------------
BALANCE SHEET DATA
  Working capital (deficit)...................  $  208,569  $  244,783   $ 173,765    $  114,924
  Property and equipment, net.................     511,784     411,590     234,813       134,404
  Total assets................................   1,445,814   1,205,843     769,799       476,945
  Short-term debt.............................      --          --          --            --
  Long-term debt and capital lease
   obligations, net...........................     327,760     333,503     124,475       100,425
  Stockholders' equity (a)(b).................     585,598     468,045     384,275       185,881
WAREHOUSES IN OPERATION
  Beginning of year...........................          77          47          36            22
  Opened......................................          10          30          11            14
  Closed......................................          (3)         --          --            --
                                                ----------  ----------  -----------  ------------
  End of Year.................................          84          77          47            36
                                                ----------  ----------  -----------  ------------
                                                ----------  ----------  -----------  ------------

- ------------------------------
(a) In 1989 Price paid to its shareholders a one-time special cash dividend of $74,621 or $1.50 per share of Price Common Stock.
(b) In 1989 stockholders' equity reflects a $20,100 reduction of retained earnings related to conforming Price's accounting for income tax method to Costco's accounting for income tax method as of fiscal 1989.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1994 (52 WEEKS) AND FISCAL 1993 (52 WEEKS):
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1994 reflect a net loss of $112,368 or $.51 per share (fully diluted), as compared to fiscal 1993 net income of $223,247 or $1.00 per share (fully diluted). This loss includes the previously announced provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $.36 per share after tax) related to the Merger. The Merger was approved by Price and Costco shareholders on October 21, 1993. The fiscal 1994 net loss includes a $40,766 or $.19 per share loss from discontinued operations, compared to income of $20,404 or $.08 per share in fiscal 1993. The fiscal 1994 loss from discontinued operations includes a provision of $80,500 pre-tax ($47,500 or $.22 per share after tax) arising from a change in accounting estimates caused by the Exchange Transaction. In addition, the fiscal 1994 net loss includes a charge of $182,500, or $.83 per share, reflecting the estimated loss on disposal of the discontinued non-club real estate operations.

    CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1994 was $110,898 or $.51 per share, compared to income from continuing operations for fiscal 1993 of $202,843 or $.92 per share. Excluding the $120,000 pre-tax merger and restructuring charge, income from continuing operations for fiscal 1994 would have been $190,898 or $.87 per share.

    Net sales increased 6.6% to $16,160,911 in fiscal 1994 from $15,154,685 in fiscal 1993. This increase was due to: (i) first year sales at the 29 new warehouses opened during fiscal 1994, which increase was partially offset by 8 warehouses closed during fiscal 1994 that were in operation during fiscal 1993; and (ii) increased sales at thirty-seven warehouses that were opened in 1993 and that were in operation for the entire 1994 fiscal year, which increase was partially offset by lower sales at existing locations opened prior to fiscal 1993. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, were a negative 3% annual rate in fiscal 1994 -- similar to the negative 3% annual rate during fiscal 1993. The negative rate of comparable sales was attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in several markets; deflation in several merchandise categories; a generally poor economic environment, especially in California; and a weak Canadian dollar where the Company derived 16% and 15% of net sales in fiscal 1994 and 1993, respectively.

    Membership fees and other revenue increased 3.4% from $309,129, or 2.04% of net sales, in fiscal 1993 to $319,732, or 1.98% of net sales in fiscal 1994. This increase reflects membership signups at the twenty-nine new warehouses and the partial year effect of membership fee increases implemented in January 1994. As anticipated, the Company experienced a decline in membership renewals at existing warehouses due to overlapping memberships and offering Price and Costco members reciprocal member privileges effective November 1, 1993. The negative impact of the reciprocal member privileges on membership fee revenue is expected to be a less significant factor after November 1994.

    Gross margin (defined as net sales minus merchandise costs) increased 6.7% from $1,403,532, or 9.26% of net sales in fiscal 1993 to $1,498,020, or 9.27% of net sales in fiscal 1994. The gross margin figures reflect accounting for merchandise inventory costs on the last-in, first-out (LIFO) method. For fiscal 1994 there was a $2,600 LIFO benefit or $.01 per share (fully diluted) to increase income after tax due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $5,350 LIFO benefit or $.01 per share (fully diluted) in fiscal 1993.

    Selling, general and administrative expenses as a percent of net sales increased from 8.67% during fiscal 1993 to 8.82% during fiscal 1994, reflecting a combination of comparable unit sales decreases in the 200 warehouses in operation during both fiscal periods; higher expense ratios at the

29 units opened during fiscal 1994 (newer units generally operate at significantly lower annual sales volumes than mature units and, therefore, incur higher expense ratios than mature units); and higher expense factors associated with certain ancillary operations.

    Preopening expenses totaled $24,564 or 0.15% of net sales during fiscal 1994 and $28,172 or 0.19% of net sales during fiscal 1993. During fiscal 1994, the Company opened 29 new warehouses compared to opening 37 new warehouses during fiscal 1993.

    The Company recorded a pre-tax provision for warehouse closing costs of $7,500 or $.02 per share on an after-tax basis (fully diluted). The provision includes $5,750 (pre-tax) related to settlement of a lease dispute and additional closing costs related to warehouse clubs closed in prior years, and $1,750 (pre-tax) related to the estimated closing costs of six warehouses which were or will be replaced by new warehouses by December 31, 1994. This compares to $5,000 (pre-tax) or .01 per share in fiscal 1993.

    Interest expense totaled $46,116 in fiscal 1993 and $50,472 in fiscal 1994. In both fiscal years interest expense was incurred as a result of the interest on the convertible subordinated debentures and interest on borrowings on the Company's bank lines and commercial paper programs.

    Interest income and other totaled $17,750 in fiscal 1993, and $13,888 in fiscal 1994. This decrease was primarily due to lower average investment balances and lower interest rates.

    The effective income tax rate (excluding the merger and restructuring charge and loss on disposal of the discontinued operations) on earnings in fiscal 1994 was 41.0%, compared to 39.7% in the prior year. The Company's effective income tax rate increased due to a higher federal statutory rate implemented in the Company's fourth quarter of fiscal 1993 and by changes in the impact of foreign operations on the effective tax rate.

DISCONTINUED OPERATIONS

    The loss on discontinued real estate operations (net of operating expenses and taxes) includes the results of income producing properties, gains on sale of property, interest income and a provision of $90,200 pre-tax of which $80,500 pre-tax ($47,500 after tax or or $.22 per share) relates to a change in calculating estimated losses for assets which are considered to be economically impaired. This change in accounting estimates results from the spin-off of the real estate segment assets into Price Enterprises, and Price Enterprises' decision to pursue business plans and operating strategies as a stand-alone entity which are significantly different than the strategies of the Company. Specifically, Price Enterprises' management believes that as a separate operating business it will not have the same access to capital as the Company or generate internal funds from operations to the same extent as the Company.

    PriceCostco's accounting policies with respect to estimating the amount of impairments on individual real estate properties and related assets such that impairment losses if the carrying amount of the asset could not be recovered from estimated future cash flows on an undiscounted basis. Price Enterprises management believes that in view of its strategies with respect to the number and nature of properties that would be selected for potential disposition, it would be more appropriate to estimate impairment losses based on fair values of the real estate properties as determined by appraisals and/or a risk-adjusted discounted cash flow approach. In determining impairment losses, individual real estate assets were reduced to estimated fair value, if lower than historical cost. For those assets which have an estimated fair value in excess of cost, the asset continues to be recorded at cost. The impairment losses recorded as a result of this change in accounting estimates reduced the book basis of certain of the real estate and related assets.

    The loss on disposal of the discontinued real estate operations of $182,500 or $.83 per share, reflected in the fourth quarter of fiscal 1994, relates to the transfer of the Company's commercial real estate operations, together with certain other assets, to Price Enterprises as part of the Exchange Transaction. For a description of the Exchange Transaction, see "Part I -- Business -- Description of the Exchange Transaction." The estimated loss on disposal is a non-recurring special charge calculated as the difference between the aggregate book value of the net assets being spun-off of $579,000 and the estimated market value of 27 million shares of Price Enterprises common stock of $411,750 plus direct transaction costs of approximately $15,250. The Exchange Transaction is expected to close before the end of the calendar year, at which time the estimated loss on disposal will be adjusted to actual. For a more detailed discussion of the estimated loss on disposal and the factors that will affect the amount of any adjustment to the loss after the Transaction is completed, see Note 3 -- Spin off of Price Enterprises, Inc. and Discontinued Operations.

COMPARISON OF FISCAL 1993 (52 WEEKS) AND FISCAL 1992 (52 WEEKS):
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net income during fiscal 1993 decreased 8% to $223,247, or $1.00 per share (fully diluted), as compared to fiscal 1992 net income of $242,407 or $1.06 per share (fully diluted).

    CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1993 was $202,843 or $.92 per share, compared to fiscal 1992 income from continuing operations of $223,022 or $.98 per share.

    Net sales increased 10% to $15,154,685 in fiscal 1993 from $13,820,380 in fiscal 1992. This increase was due to: (i) first year sales at the thirty-seven new warehouses opened during fiscal 1993; and (ii) increased sales at thirty-one warehouses that were opened in 1992 and that were in operation for the entire fiscal year, which increase was partially offset by lower sales at existing locations opened prior to fiscal 1992. Changes in prices did not materially affect sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, trended downward in fiscal 1993 -- from a positive 6% annual rate during fiscal 1992, to a negative 3% annual rate during fiscal 1993. The declining rate of comparable sales was attributed to several factors, including the following: the effect of sales cannibalization by opening additional warehouses in existing markets; increased competition in several markets; deflation in several merchandise categories; a generally poor economic environment, especially in California; and a weak Canadian dollar where the Company derived 15% and 14% of net sales in fiscal 1993 and 1992, respectively.

    Membership fees and other revenue increased 12% from $276,998, or 2.00% of net sales, in fiscal 1992 to $309,129, or 2.04% of net sales in fiscal 1993. This increase reflects a continued strong membership base at existing warehouses, membership signups at the thirty-seven new warehouses and annualized effect of membership fee increases in certain markets implemented in fiscal 1992.

    Gross margin (defined as net sales minus merchandise costs) increased 12% from $1,254,917, or 9.08% of net sales in fiscal 1992 to $1,403,532, or 9.26% of net sales in fiscal 1993. The increased gross margin reflects improved shrinkage control and improved buying and distribution techniques afforded by the Company's increased sales volume, as well as increased levels of sales from ancillary businesses (pharmacy, one-hour photo, print shop, optical and food services), which carry a higher than average gross margin. The gross margin figures reflect accounting for merchandise inventory costs on the last-in, first-out (LIFO) method. For fiscal 1993 there was a $5,350 LIFO benefit or $.01 per share (fully diluted) to increase income after tax due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $300 LIFO provision in fiscal 1992.

    Selling, general and administrative expenses as a percent of net sales increased from 8.17% during fiscal 1992 to 8.67% during fiscal 1993, reflecting a combination of comparable unit sales decreases in the 170 warehouses in operation during both fiscal periods; higher expense ratios at the 37 units opened during fiscal 1993 (newer units generally operate at significantly lower annual sales volumes than mature units and, therefore, incur higher expense ratios than mature units); and higher expense factors associated with certain ancillary operations.

    Preopening expenses totaled $25,595 or 0.19% of net sales during fiscal 1992 and $28,172 or 0.19% of net sales during fiscal 1993. During fiscal 1993, the Company opened 37 new warehouses. The Company opened 31 new warehouses during fiscal 1992.

    During fiscal 1993, the Company announced and closed four warehouses and completed the closing and relocation of three warehouses announced in fiscal 1992. The costs associated with closing the four warehouses announced in fiscal 1993 will be approximately $5,000, or $.01 per share (fully diluted), and this amount was recognized as anticipated warehouse closing costs in the fourth quarter of fiscal 1993. This compares to $2,000 in fiscal 1992, when the Company announced the closing of two warehouses, relocated one warehouse and announced the planned relocation of another warehouse.

    Interest expense totaled $35,525 in fiscal 1992 and $46,116 in fiscal 1993. In fiscal 1992 interest expense was incurred as a result of the interest on the convertible subordinated debentures and interest on borrowings on the Company's bank lines. Fiscal 1993 includes a full year of interest expense on the $300,000 5 3/4% convertible subordinated debentures which accounted for the increase in interest expense compared to fiscal 1992.

    Interest income and other totaled $28,958 in fiscal 1992, and $17,750 in fiscal 1993. This decrease was primarily due to lower average investment balances and lower interest rates.

    The effective income tax rate on earnings in fiscal 1993 was 39.7%, compared to 39.5% the prior year. The Company's effective income tax rate increased due to a higher federal statutory rate implemented in the Company's fourth quarter of 1993 offset by changes in state and foreign effective rates.

    DISCONTINUED OPERATIONS

    Discontinued real estate operations (net of operating expenses and taxes) includes the results of income producing properties as well as gains (losses) on sales of property. Income from discontinued real estate operations, net of income taxes, increased 5% from $19,385 or $0.08 per share in fiscal 1992 to $20,404 or $0.08 per share in fiscal 1993. The increase primarily represents nonrecurring gains recognized on sale of properties of $21,500 in fiscal 1993 as compared to $15,600 in fiscal 1992.

    RECENT SALES RESULTS

    PriceCostco's net sales for the eight-week period ended October 23, 1994 were approximately $2,520,000 an increase of 11% from approximately $2,280,000 for the same eight-week period of the prior fiscal year. Comparable warehouse sales (sales in warehouses open for at least a year) increased by one percent during the eight-week period.

                        LIQUIDITY AND CAPITAL RESOURCES
                             (DOLLARS IN THOUSANDS)

    PriceCostco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements. PriceCostco does not expect to make significant investments in non-club real estate in the future. Additional capital will be required for international expansion through investments in foreign subsidiaries and joint ventures.

    In fiscal 1994, cash provided from operations was approximately $248,000. These funds, combined with beginning fiscal year balances of cash, cash equivalents and short-term investments, along with borrowings under the Company's commercial paper program were used to finance additions to property, equipment for warehouse clubs and related operations of $475,000 and net inventory investment (merchandise inventories less accounts payable) of $66,000 and other investing activities related primarily to non-club real estate investments and investments in foreign joint ventures, which together totaled $125,000.

    Expansion plans for the United States and Canada during fiscal 1995 are to open 30-35 new warehouse clubs. The Company also expects to continue expansion of its international operations.

The Company opened two warehouses in the United Kingdom through a 60%-owned subsidiary, with a third location due to open in June, 1995. In October 1994, under a licensing agreement with PriceCostco, a Price Club opened in Seoul, Korea. Other markets are being assessed, particularly in the Pacific Rim. As a result of the Exchange Transaction, the Company's 50% ownership interest in the Mexican joint venture was transferred to Mexico Clubs in which the Company owns a 49% interest. See "Part I -- Business -- Description of the Exchange Transaction." As of August 28, 1994, there were 8 Price Clubs operating in Mexico through such joint venture. As of October 31, 1994, there are 10 Price Clubs operating in Mexico through such joint venture with one more scheduled to open prior to December 31, 1994.

    While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $500,000 to $600,000 during fiscal 1995 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash, cash equivalents and short-term investments, which totaled $63,000 at August 28, 1994; short-term borrowings under revolving credit facilities and/or commercial paper facilities; issuance of long-term debt; and other financing sources as required.

    The Company has a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At August 28, 1994, in the amount outstanding under the Company's commercial paper program was $149,340. The Company expects to renew the $250,000 portion of the loan facility expiring on January 30, 1995, at substantially the same terms.

    In addition, the Company's wholly-owned Canadian subsidiary has a $65,800 line of credit with a group of three Canadian banks of which $29,200 expires on December 1, 1994 (the short-term portion) and $36,600 expires in various amounts through December 1, 1996 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At August 28, 1994, no amounts were outstanding under these programs. The Company expects to renew the $29,200 short-term portion of the line of credit expiring on December 1, 1994, at substantially the same terms.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $193,000. The outstanding commitments under these facilities at August 28, 1994 was approximately $118,000, including approximately $53,000 in standby letters for workers' compensation requirements.

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). At August 28, 1994, the working capital (deficit) totaled ($113,000) compared to working capital of $127,000 at August 29, 1993. This change is primarily related to a reduction in cash and cash equivalents of $67,000, a decrease in short-term investments and restricted cash of $81,000 and an increase in notes payable of $126,000 offset by other increases of $34,000, as working capital was used to finance expansion and merger expenses during fiscal 1994.

    In fiscal 1992, cash provided from operations was $296,000. These funds combined with proceeds from issuance of $300,000 5 3/4% convertible subordinated debentures in May 1992 and approximately $144,000 generated from the sale of certain properties were used to finance additions to property and equipment for warehouse clubs and related operations of $533,000; other investing activities related primarily to non-club real estate development, and investment in foreign joint ventures, which together totaled $83,000.

ITEM 8 -- FINANCIAL STATEMENTS

    The following financial statements of PriceCostco are as follows:

Report of Independent Public Accountants...............................................         29
Consolidated Balance Sheets, as of August 28, 1994 and August 29, 1993.................         30
Consolidated Statements of Operations, for the 52 weeks ended August 28, 1994, August
 29, 1993, and August 30, 1992.........................................................         31
Consolidated Statements of Stockholders' Equity, for the 52 weeks ended August 28,
 1994, August 29, 1993, and August 30, 1992............................................         32
Consolidated Statements of Cash Flows, for the 52 weeks ended August 28, 1994, August
 29, 1993, and August 30, 1992.........................................................         33
Notes to Consolidated Financial Statements.............................................         34

ITEM 9 -- CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 27, 1995, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 27, 1995, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 27, 1995, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 27, 1995, to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report are as follows:

1.  Financial Statements:

    See listing of Financial Statements included as a part of this Form 10-K  on
    Item 8 of Part II.

2.  Financial Statements Schedules:

Report of Independent Public Accountants...........................................         54
Schedule I    Marketable Securities -- Other Investments...........................         55
Schedule II   Amounts Receivable from Related Parties and Underwriters, Promoters,
               and Employees other than Related Parties............................         56
Schedule V    Property, Plant and Equipment........................................         57
Schedule VI   Accumulated Depreciation, Depletion and Amortization of Property,
               Plant and Equipment.................................................         58
Schedule IX   Short-term Borrowings................................................         59

    (b) Current Report on Form 8-K filed on August 5, 1994.

3.  Exhibits

    The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which follows the description of the exhibit indicates the document to which cross reference is made (see page 22 for listing of cross reference documents).

        2(a)     Amended and Restated Agreement of Transfer and Plan of Exchange dated as of
                  November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc.
        3(a)     Restated Certificate of Incorporation of Price/Costco, Inc. (4)
        3(b)     Bylaws of Price/Costco, Inc. (9)
        3(c)     Form of Amended and Restated Bylaws of Price/Costco, Inc. to become effective as specified in the Amended and Restated Agreement of Transfer and Plan of
                  Exchange (see Exhibit 2(a) above). (10)
        4(a)(1)  Specimen of 5 1/2% Convertible Subordinated Debenture. (1)
        4(a)(2)  Form of Indenture by and between Price and First Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated Debentures. (1)
        4(a)(3)  Supplemental Indenture dated as of October 21, 1993 by and among Price,
                  PriceCostco and First Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated Debentures. (7)
        4(a)(4)  Supplemental Indenture dated as of October 22, 1993 by and among Price,
                  PriceCostco and First Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated Debentures. (7)
        4(a)(5)  Incorporated by reference in Form 8-A filed with respect to the Registration
                  Statement of the Company's 5 1/2% Convertible Subordinated Debentures dated
                  December 21, 1993.
        4(a)(6)  Incorporated by reference in Form 15 with respect to the notice of termination of the Registration of Price's 5 1/2% Convertible Subordinated Debentures dated
                  January 3, 1994.
        4(b)(1)  Specimen of 6 3/4% Convertible Subordinated Debenture. (2)
        4(b)(2)  Form of Indenture by and between Price and First Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated Debentures. (2)
        4(b)(3)  Supplemental Indenture dated as of October 21, 1993 by and among Price,
                  PriceCostco and First Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated Debentures. (7)

        4(b)(4)  Supplemental Indenture dated as of October 22, 1993 by and among Price,
                  PriceCostco and First Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated Debentures. (7)
        4(b)(5)  Notice and offer to purchase by PriceCostco, Inc. and The Price Company to First
                  Interstate Bank of California, as trustee and Holders of 6 3/4% Convertible
                  Subordinated Debentures of The Price Company. (6)
        4(b)(6)  Incorporated by reference in Form 8-A filed with respect to the Registration
                  Statement of the Company's 6 3/4% Convertible Subordinated Debentures dated
                  December 21, 1993.
        4(b)(7)  Incorporated by reference in Form 15 with respect to the notice of termination of the Registration of Price's 6 3/4% Convertible Subordinated Debentures dated
                  January 3, 1994.
        4(c)(1)  Specimen of 5 3/4% Convertible Subordinated Debenture. (5)
        4(c)(2)  Copy of the form of Indenture dated as of May 15, 1992 between Costco and First
                  Trust National Association, as Trustee. (5)
        4(c)(3)  Copy of First Supplemental Indenture dated as of October 21, 1993 between
                  Costco, PriceCostco and First Trust National Association, as Trustee. (8)
        4(c)(4)  Incorporated by reference in Form 15 with respect to the notice of termination of the registration of Costco's 5 3/4% Convertible Subordinated Debentures
                  dated December 21, 1993.
        4(d)     Form of Price/Costco, Inc. Stock Certificate (4)
       10(a)     The Price/Costco, Inc. 1993 Combined Stock Grant and Stock Option Plan. (4)
       10(b)     Form of Indemnification Agreement
       10(c)     Special Severance Agreement. (12)
       10(j)(5)  Agreement between The Price Company, Price Venture Mexico and Controladora
                  Comercial Mexicana S.A. de C.V. to form a Corporate Joint Venture. (7)
       10(z)(1)  A $250,000 Short-Term Revolving Credit Agreement among Price/Costco, Inc. and a group of fourteen banks dated January 31, 1994. (12)
       10(z)(2)  A 250,000 Extended Revolving Credit Agreement among Price/Costco, Inc. and a group of fourteen banks, dated January 31, 1994 (12)
       10(z)(3)  Revolving Credit Agreement, dated as of August 28, 1994, between Price/Costco,
                  Inc. and Price Enterprises, Inc. (11)
       23.1      Consent of Arthur Andersen LLP
       23.2      Report of Ernst & Young LLP on The Price Company Fiscal 1993 Annual Report.

- ------------------------
 (1) Registration Statement of The Price Company on Form SE filed February 12, 1987 is hereby incorporated by reference.

 (2) Registration Statement of The Price Company on Form S-3 (File No. 33-38966) filed February 27, 1991 is hereby incorporated by reference.

 (3) Incorporated herein by reference to the identical exhibit filed as part of The Price Company's Form 10-K for the fiscal year ending August 31, 1991.

 (4) Incorporated by reference to the Registration Statement of Price/Costco, Inc. Form S-4 (File No. 33-50359) dated September 22, 1993.

 (5) Incorporated by reference to Costco's Registration Statement on Form S-3 (File No. 33-47750) filed May 22, 1992.

 (6) Incorporated by reference to Schedule 13E-4 of The Price Company and Price/Costco, Inc. filed November 4, 1993.

 (7) Incorporated by reference to the exhibits filed as part of Amendment No. 1 to the Registration Statement on Form 8-A of The Price Company.

 (8) Incorporated by reference to the exhibits filed as part of Amendment No.  2 to the Registration Statement on Form 8-A of Costco.

 (9) Incorporated  by  reference to  the exhibits  filed as  part of  the Annual
     Report on  Form 10-K/A  of Price/Costco,  Inc. for  the fiscal  year  ended
     August 29, 1993.

(10) Incorporated by reference to the exhibits filed as part of the Registration
     Statement on Form S-4 of Price Enterprises, Inc. (File No. 33-55481) filed on September 15, 1994.

(11) Incorporated by reference to the exhibits filed as part of Amendment No.  1 to  the Registration Statement on Form S-4 of Price Enterprises, Inc. (File
     No. 33-55481) filed on November 3, 1994.

(12) Incorporated by reference to  the exhibits filed as  part of the  Quarterly
     Report  on Form 10-Q of Price/Costco, Inc.  for the 12 weeks ended February
     13, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 1994

                                                    PRICE/COSTCO, INC.

                                                       (Registrant)

                                          By       /s/ RICHARD A. GALANTI

                                          --------------------------------------
                                                     Richard A. Galanti
                                                  EXECUTIVE VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By            /s/ JAMES D. SINEGAL         November 16, 1994
   ----------------------------------------
                James D. Sinegal
     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                   DIRECTOR

       By            /s/ ROBERT E. PRICE         November 16, 1994
   ----------------------------------------
                 Robert E. Price
              CHAIRMAN OF THE BOARD

      By          /s/ JEFFREY H. BROTMAN         November 16, 1994
   ----------------------------------------
               Jeffrey H. Brotman
           VICE CHAIRMAN OF THE BOARD

      By           /s/ RICHARD A. GALANTI        November 16, 1994
   ----------------------------------------
               Richard A. Galanti
  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
   OFFICER (PRINCIPAL FINANCIAL OFFICER AND
         PRINCIPAL ACCOUNTING OFFICER)

                      By                         November   , 1994
   ----------------------------------------
                 Daniel Bernard
                    DIRECTOR

      By         /s/ RICHARD D. DICERCHIO        November 16, 1994
   ----------------------------------------
              Richard D. DiCerchio
            EXECUTIVE VICE PRESIDENT
                 AND DIRECTOR

      By           /s/ HAMILTON E. JAMES         November 16, 1994
   ----------------------------------------
                Hamilton E. James
                    DIRECTOR

      By          /s/ RICHARD M. LIBENSON        November 16, 1994
   ----------------------------------------
               Richard M. Libenson
                    DIRECTOR

      By          /s/ JOHN W. MEISENBACH         November 16, 1994
   ----------------------------------------
               John W. Meisenbach
                    DIRECTOR

       By            /s/ DUANE A. NELLES         November 16, 1994
   ----------------------------------------
                 Duane A. Nelles
                    DIRECTOR

       By           /s/ PAUL A. PETERSON         November 16, 1994
   ----------------------------------------
                Paul A. Peterson
                    DIRECTOR

       By            /s/ J. PAUL KINLOCH         November 16, 1994
   ----------------------------------------
                 J. Paul Kinloch
                    DIRECTOR

       By           /s/ MITCHELL G. LYNN         November 16, 1994
   ----------------------------------------
                Mitchell G. Lynn
   PRESIDENT OF THE PRICE COMPANY AND DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc.:

    We have audited the accompanying consolidated balance sheets of Price/Costco, Inc. (a Delaware corporation) and subsidiaries (PriceCostco) as of August 28, 1994 and August 29, 1993, and the related statements of operations, stockholders' equity and cash flows for the 52-week periods ended August 28, 1994, August 29, 1993 and August 30, 1992. These financial statements are the responsibility of PriceCostco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We did not audit the financial statements of The Price Company and subsidiaries (Price), which statements reflect total assets of 52% of the consolidated totals as of August 29, 1993 and total revenues of 51% and 53% of the consolidated totals for the 52-week periods ended August 29, 1993 and August 30, 1992, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for Price, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PriceCostco as of August 28, 1994 and August 29, 1993, and the results of its operations and its cash flows for the 52-week periods ended August 28, 1994, August 29, 1993 and August 30, 1992 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Seattle, Washington
November 14, 1994

                               PRICE/COSTCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                     AUGUST 28,      AUGUST 29,
                                                                                        1994            1993
                                                                                   --------------  --------------
CURRENT ASSETS
  Cash and cash equivalents......................................................   $     53,638    $    120,227
  Short-term investments and restricted cash.....................................          9,268          90,116
  Receivables, net...............................................................        130,278         114,828
  Merchandise inventories........................................................      1,260,476         993,729
  Deferred income taxes..........................................................         54,717          34,901
  Other current assets...........................................................         25,921          35,233
                                                                                   --------------  --------------
    Total current assets.........................................................      1,534,298       1,389,034
                                                                                   --------------  --------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements.......................................        878,858         862,407
  Buildings and leasehold improvements...........................................      1,091,073         880,113
  Equipment and fixtures.........................................................        523,310         433,502
  Construction in progress.......................................................         78,264         116,291
                                                                                   --------------  --------------
                                                                                       2,571,505       2,292,313
  Less -- accumulated depreciation and amortization..............................       (425,109)       (325,712)
                                                                                   --------------  --------------
    Net property and equipment...................................................      2,146,396       1,966,601
                                                                                   --------------  --------------
OTHER ASSETS.....................................................................        110,654         109,282
INVESTMENT IN PRICE CLUB MEXICO JOINT VENTURE....................................         67,226          24,072
DISCONTINUED OPERATIONS -- NET ASSETS............................................        377,085         441,810
                                                                                   --------------  --------------
                                                                                    $  4,235,659    $  3,930,799
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit..................................   $      6,804    $     18,361
  Notes payable..................................................................        149,340          23,093
  Accounts payable...............................................................      1,073,326         872,851
  Accrued salaries and benefits..................................................        207,570         178,397
  Accrued sales and other taxes..................................................         81,736          77,784
  Income taxes payable...........................................................         12,600           1,785
  Other current liabilities......................................................        115,931          89,451
                                                                                   --------------  --------------
    Total current liabilities....................................................      1,647,307       1,261,722
LONG-TERM DEBT...................................................................        795,492         812,576
DEFERRED INCOME TAXES............................................................         65,679          51,540
OTHER LIABILITIES................................................................          7,442           8,233
                                                                                   --------------  --------------
    Total liabilities............................................................      2,515,920       2,134,071
                                                                                   --------------  --------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST................................................................         34,779         --
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized;
   no shares issued and outstanding..............................................        --              --
  Common stock $.01 par value; 900,000,000 shares authorized;
   217,795,000 and 217,074,000 shares issued and outstanding.....................          2,178           2,171
  Additional paid-in capital.....................................................        582,148         571,268
  Accumulated foreign currency translation.......................................        (42,580)        (32,293)
  Retained earnings..............................................................      1,143,214       1,255,582
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      1,684,960       1,796,728
                                                                                   --------------  --------------
                                                                                    $  4,235,659    $  3,930,799
                                                                                   --------------  --------------
                                                                                   --------------  --------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   52 WEEKS ENDED  52 WEEKS ENDED  52 WEEKS ENDED
                                                                     AUGUST 28,      AUGUST 29,      AUGUST 30,
                                                                        1994            1993            1992
                                                                   --------------  --------------  --------------
REVENUE
  Net sales......................................................  $   16,160,911  $   15,154,685  $   13,820,380
  Membership fees and other......................................         319,732         309,129         276,998
                                                                   --------------  --------------  --------------
    Total revenue................................................      16,480,643      15,463,814      14,097,378
OPERATING EXPENSES
  Merchandise costs..............................................      14,662,891      13,751,153      12,565,463
  Selling, general and administrative............................       1,425,549       1,314,660       1,128,898
  Preopening expenses............................................          24,564          28,172          25,595
  Provision for estimated warehouse closing costs................           7,500           5,000           2,000
                                                                   --------------  --------------  --------------
    Operating income.............................................         360,139         364,829         375,422
OTHER INCOME (EXPENSE)
  Interest expense...............................................         (50,472)        (46,116)        (35,525)
  Interest income and other......................................          13,888          17,750          28,958
  Provision for merger and restructuring expenses................        (120,000)       --              --
                                                                   --------------  --------------  --------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
 TAXES...........................................................         203,555         336,463         368,855
  Provision for income taxes.....................................          92,657         133,620         145,833
                                                                   --------------  --------------  --------------
INCOME FROM CONTINUING OPERATIONS................................         110,898         202,843         223,022
DISCONTINUED OPERATIONS:
  Income (loss), net of tax......................................         (40,766)         20,404          19,385
  Loss on disposal...............................................        (182,500)       --              --
                                                                   --------------  --------------  --------------
NET INCOME (LOSS)................................................  $     (112,368) $      223,247  $      242,407
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE --
PRIMARY:
  Continuing operations..........................................  $          .51  $          .92  $          .98
  Discontinued operations:
    Income (loss), net of tax....................................            (.19)            .08             .08
    Loss on disposal.............................................            (.83)       --              --
                                                                   --------------  --------------  --------------
  Net income (loss)..............................................  $         (.51) $         1.00  $         1.06
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
FULLY DILUTED:
  Continuing operations..........................................  $          .51  $          .92  $          .98
  Discontinued operations:
    Income (loss), net of tax....................................            (.19)            .08             .08
    Loss on disposal.............................................            (.83)       --              --
                                                                   --------------  --------------  --------------
  Net income (loss)..............................................  $         (.51) $         1.00  $         1.06
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE 52 WEEKS ENDED AUGUST 28, 1994, AUGUST 29, 1993, AND AUGUST 30, 1992
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                  COMMON STOCK       ADDITIONAL     FOREIGN
                                             ----------------------    PAID-IN      CURRENCY     RETAINED
                                              SHARES      AMOUNT       CAPITAL    TRANSLATION    EARNINGS     TOTAL
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT SEPTEMBER 1, 1991...............    219,612   $   2,196    $ 632,094    $    5,485   $  789,928  $1,429,703
    Stock options and warrants exercised
     including income tax benefits.........      2,210          22       25,828        --           --          25,850
    Shares repurchased.....................     (5,802)        (58)     (93,560)       --           --         (93,618)
    Net income.............................     --          --           --            --          242,407     242,407
    Foreign currency translation
     adjustment............................     --          --           --           (10,399)      --         (10,399)
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT AUGUST 30, 1992.................    216,020       2,160      564,362        (4,914)   1,032,335   1,593,943
    Stock options exercised including
     income tax benefits...................      1,529          15       13,436        --           --          13,451
    Shares repurchased.....................       (475)         (4)      (6,530)       --           --          (6,534)
    Net income.............................     --          --           --            --          223,247     223,247
    Foreign currency translation
     adjustment............................     --          --           --           (27,379)      --         (27,379)
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT AUGUST 29, 1993.................    217,074       2,171      571,268       (32,293)   1,255,582   1,796,728
    Stock options exercised including
     income tax benefits...................        748           7       11,376        --           --          11,383
    Shares repurchased.....................        (27)     --             (496)       --           --            (496)
    Net loss...............................     --          --           --            --         (112,368)   (112,368)
    Foreign currency translation
     adjustment............................     --          --           --           (10,287)      --         (10,287)
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT AUGUST 28, 1994.................    217,795   $   2,178    $ 582,148    $  (42,580)  $1,143,214  $1,684,960
                                             ---------  -----------  -----------  ------------  ----------  ----------
                                             ---------  -----------  -----------  ------------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             52 WEEKS     52 WEEKS     52 WEEKS
                                                                               ENDED        ENDED        ENDED
                                                                            AUGUST 28,   AUGUST 29,   AUGUST 30,
                                                                               1994         1993         1992
                                                                            -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................................  $  (112,368) $   223,247  $   242,407
                                                                            -----------  -----------  -----------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...........................................      143,663      112,134       89,300
  Net gain on sale of property and equipment and other....................       (2,192)     (18,128)     (15,324)
  Provision for asset impairments.........................................       90,200      --           --
  Loss on disposal of discontinued operations.............................      182,500      --           --
  Increase (decrease) in deferred income taxes............................      (41,623)      10,954        1,135
  Change in receivables, other current assets, accrued expenses and other
   long-term liabilities..................................................       56,757      (25,655)      59,502
  Increase in merchandise inventories.....................................     (271,332)    (137,855)    (150,945)
  Increase in accounts payable............................................      205,213      136,142       47,044
  Other...................................................................       (3,013)      (5,031)      (6,129)
                                                                            -----------  -----------  -----------
    Total adjustments.....................................................      360,173       72,561       24,583
                                                                            -----------  -----------  -----------
    Net cash provided by operating activities.............................      247,805      295,808      266,990
                                                                            -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.....................................     (474,553)    (533,025)    (635,817)
  Additions to non-club real estate investments...........................      (85,628)     (60,778)     (76,638)
  Proceeds from the sale of non-club real estate investments and property
   and equipment..........................................................       67,867      143,548      140,707
  Investment in foreign joint ventures....................................      (39,795)     (21,905)      (2,690)
  Decrease in short-term investments and restricted cash..................       80,848       31,018      183,093
  Increase in other assets and other......................................       (8,416)      (8,947)     (16,655)
                                                                            -----------  -----------  -----------
    Net cash used in investing activities.................................     (459,677)    (450,089)    (408,000)
                                                                            -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from notes payable...........................................      130,344       31,845       21,018
  Repayments of notes payable and long-term debt..........................      (29,937)     (10,450)      (7,191)
  Net proceeds from issuance of long-term debt............................       13,805      --           297,000
  Changes in bank overdraft...............................................      (15,477)      (2,757)       7,856
  Proceeds from minority partners.........................................       36,557      --           --
  Exercise of stock options and warrants, including income tax benefit....       11,383       13,451       25,850
  Repurchases of common stock.............................................         (496)      (6,534)     (93,618)
                                                                            -----------  -----------  -----------
    Net cash provided by financing activities.............................      146,179       25,555      250,915
                                                                            -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................         (896)      (5,039)      (1,277)
                                                                            -----------  -----------  -----------
    Net increase (decrease) in cash and cash equivalents..................      (66,589)    (133,765)     108,628
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR...............................      120,227      253,992      145,364
                                                                            -----------  -----------  -----------
CASH AND CASH EQUIVALENTS END OF YEAR.....................................  $    53,638  $   120,227  $   253,992
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)....................................  $    50,787  $    44,944  $    29,259
  Income taxes............................................................  $    97,685  $   149,150  $   143,937
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Owned property was transferred or invested as follows:
  Property and equipment..................................................  $  (127,055) $   (68,758) $     7,537
  Discontinued operations -- net assets...................................      127,055       72,093        1,807
  Other assets............................................................      --            (3,335)      (9,344)

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Price/Costco, Inc., a Delaware corporation, and its subsidiaries (PriceCostco or the Company). PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries (Price), and Costco Wholesale Corporation and subsidiaries (Costco). As described more fully in Note 2 -- Merger of Price and Costco, on October 21, 1993, Price and Costco became wholly-owned subsidiaries of PriceCostco.

    As described more fully in "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations" the Company has treated the spin-off of its real estate operations as discontinued operations in the fourth quarter of fiscal 1994.

    The Company's investment in the Mexico joint venture and in real estate joint ventures that are less than majority owned are accounted for under the equity method.

    BUSINESS

    The Company has operated in two reporting business segments, a cash and carry merchandising operation and as of July 1994 has discontinued its non-club real estate operations. The Company reports on a 52/53 week basis and ends on the Sunday nearest August 31st. Fiscal years 1994, 1993 and 1992 were each 52 weeks.

    CASH AND CASH EQUIVALENTS

    The Company considers all investments in highly liquid debt instruments maturing within 90 days when purchased as cash equivalents unless amounts are held in escrow for future property purchases or restricted by agreements.

    SHORT-TERM INVESTMENTS AND RESTRICTED CASH

    Short-term investments include highly liquid investments in United States and Canadian government obligations, along with other investment vehicles, some of which have maturities of three months or less at the time of purchase. The Company's policy is to classify these investments as short-term investments rather than cash equivalents if they are acquired and disposed of through its investment trading account, held for future property purchases, or restricted by agreement.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $6,650 at August 28, 1994, $9,250 at August 29, 1993 and $14,600 at August 30, 1992.

                                                                     AUGUST 28,    AUGUST 29,
                                                                        1994          1993
                                                                    -------------  -----------
Merchandise inventories consist of:
  United States (primarily LIFO)..................................  $   1,089,924  $   869,445
  Foreign (FIFO)..................................................        170,552      124,284
                                                                    -------------  -----------
    Total.........................................................  $   1,260,476  $   993,729
                                                                    -------------  -----------
                                                                    -------------  -----------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    When required in the normal course of business, the Company enters into agreements securing vendor interests in inventories.

    RECEIVABLES

    Current receivables consist of vendor rebates and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,045 at August 28, 1994 and $1,567 at August 29, 1993.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes and by accelerated methods for tax purposes. Buildings are depreciated over twenty-five to thirty-five years; equipment and fixtures are depreciated over three to ten years; and land rights and leasehold improvements are amortized over the initial term of the lease.

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized related to continuing operations was approximately $7,170 in fiscal 1994, $9,483 in fiscal 1993 and $8,487 in fiscal 1992.

    GOODWILL

    Goodwill included in other assets totaled $38,761 at August 28, 1994 and $41,725 at August 29, 1993 resulted from certain previous business combinations. Goodwill is being amortized over 5 to 40 years using the straight-line method. Accumulated amortization was $5,986 at August 28, 1994 and $5,575 at August 29, 1993.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The calculation of net income per common and common equivalent share for each period presented prior to the Merger reflects the issuance of 2.13 shares of PriceCostco Common Stock for each share of Price Common Stock used in such calculation and one share of PriceCostco Common Stock for each share of Costco Common Stock used in such calculation. For fiscal 1993 and 1992, this calculation eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures. For fiscal 1994, the 6 3/4% and 5 1/2% convertible subordinated debentures were not dilutive for either primary or fully diluted purposes. For all periods presented, the 5 3/4% convertible subordinated debentures were not dilutive for either primary or fully diluted purposes. The weighted average number of common and common equivalent shares outstanding for primary and fully diluted share calculations for fiscal 1994, 1993 and 1992 were as follows (in thousands):

                                                               1994       1993       1992
                                                             ---------  ---------  ---------
Primary....................................................    219,332    227,331    232,276
Fully diluted..............................................    219,334    240,162    245,090

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PREOPENING EXPENSES

    Preopening expenses related to new warehouses, regional offices and other startup operations are expensed as incurred.

    MEMBERSHIP FEES

    Membership  fee   revenue  represents   annual  membership   fees  paid   by
substantially all of the Company's members. In accordance with industry practice, annual membership fees are recognized as income when received.

    FOREIGN CURRENCY TRANSLATION

    The accumulated foreign currency translation relates to the Company's consolidated foreign operations and its investment in the Price Club Mexico joint venture and is determined by application of the current rate method and included in the determination of consolidated stockholders' equity at the respective balance sheet dates.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred income taxes using the asset and liability method.

    RECLASSIFICATIONS

    Certain reclassifications of expenses between merchandise costs and selling, general and administrative expenses have been reflected in the financial statements in order to conform the presentations of the combined entities.

NOTE 2 -- MERGER OF PRICE AND COSTCO
    On October 21, 1993, the shareholders of both Price and Costco approved the mergers of Price and Costco into subsidiaries of PriceCostco (the Merger). Pursuant to the Merger, Price and Costco became subsidiaries of PriceCostco. Shareholders of Price received 2.13 shares of PriceCostco common stock for each share of Price common stock and shareholders of Costco received one share of PriceCostco common stock for each share of Costco.

    The Merger qualified as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the consummation of the combination were restated as though the companies had been combined. The restated financial statements were adjusted to conform the accounting policies of the separate companies.

    All fees and expenses related to the Merger and to the consolidation and restructuring of the combined companies were expensed as required under the pooling-of-interests accounting method. In the first quarter of fiscal 1994, the Company recorded a provision for merger and restructuring costs of $120,000 pre-tax ($80,000 after tax) related to the Merger.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- MERGER OF PRICE AND COSTCO (CONTINUED)
        Components of the $120,000 provision for merger and restructuring expenses, including amounts expended in Fiscal 1994 and the remaining accrual related to completing the merger and restructuring effort at August 28, 1994, are as follows:

                                                                                FISCAL 1994
                                                                                  AMOUNTS    ESTIMATE TO
                                                                                 EXPENDED     COMPLETE
                                                                                -----------  -----------
Direct transaction expenses including investment banking, legal, accounting,
 printing, filing and other professional fees.................................  $    24,548   $  --
Cost of closing eight operating warehouses including property write-downs, severance, future lease costs, and other closing expenses; write-downs of abandoned warehouse projects and restructuring of redundant international
 expansion efforts............................................................       24,948      --
Costs of consolidating central administrative functions including information systems, accounting, merchandising and human resources and costs associated with restructuring regional and warehouse support activities including merchandise re-alignment and distribution, all of which is expected to be
 completed in fiscal 1995.....................................................       30,178       8,822
Costs of converting management information systems, primarily merchandising, operating, and membership systems in fiscal 1994 and planned conversion of
 payroll, sales audit, and other systems in fiscal 1995.......................       13,904       7,096
Other expenses................................................................        9,224       1,280
                                                                                -----------  -----------
    Total.....................................................................  $   102,802  $   17,198
                                                                                -----------  -----------
                                                                                -----------  -----------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- MERGER OF PRICE AND COSTCO (CONTINUED)
    The following summarizes amounts reported by Price and Costco prior to the Merger for fiscal 1994, 1993 and 1992.

                                                                       CONTINUING OPERATIONS
                                                              ----------------------------------------    INCOME (LOSS) FROM
                                                                             MEMBERSHIP                      DISCONTINUED
                                                               NET SALES   FEES AND OTHER     INCOME          OPERATIONS
                                                              -----------  --------------   ----------    ------------------
Fiscal 1994
  Price (8 weeks prior to the Merger).......................  $ 1,092,891     $ 28,525      $   10,145       $     3,092
  Costco (8 weeks prior to the Merger)......................    1,204,765       23,818           9,301          --
  PriceCostco (44 weeks after the Merger)...................   13,863,255      267,389          91,452           (43,858)
                                                              -----------  --------------   ----------    ------------------
  Combined..................................................  $16,160,911     $319,732      $  110,898(a)    $   (40,766)(b)
                                                              -----------  --------------   ----------    ------------------
                                                              -----------  --------------   ----------    ------------------
Fiscal 1993
  Price.....................................................  $ 7,648,470     $165,960      $   93,410       $    20,404
  Costco....................................................    7,506,215      143,169         109,433          --
                                                              -----------  --------------   ----------    ------------------
  Combined..................................................  $15,154,685     $309,129      $  202,843       $    20,404
                                                              -----------  --------------   ----------    ------------------
                                                              -----------  --------------   ----------    ------------------
Fiscal 1992
  Price.....................................................  $ 7,320,187     $156,428      $  109,727       $    19,385
  Costco....................................................    6,500,193      120,570         113,295          --
                                                              -----------  --------------   ----------    ------------------
  Combined..................................................  $13,820,380     $276,998      $  223,022       $    19,385
                                                              -----------  --------------   ----------    ------------------
                                                              -----------  --------------   ----------    ------------------

- ------------------------
(a) Income from continuing operations in fiscal 1994 includes the provision for merger and restructuring expenses of $120,000 pre-tax ($80,000 after tax).

(b) Loss from discontinued operations in fiscal 1994 includes a provision for asset impairments of $80,500 pre-tax ($47,500 after-tax) related to the change in accounting estimates (see "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations").

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS

SPIN-OFF OF PRICE ENTERPRISES, INC.

    On July 28, 1994, PriceCostco entered into an Agreement of Transfer and Plan of Exchange (as amended and restated, the Transfer and Exchange Agreement) with Price Enterprises, Inc. (Price Enterprises). Price Enterprises is an indirect, wholly-owned subsidiary of PriceCostco, formed in July 1994. The transactions contemplated by the Transfer and Exchange Agreement are referred to herein as the "Exchange Transaction."

    Pursuant to the Transfer and Exchange Agreement, PriceCostco will offer to exchange one share of Price Enterprises Common Stock for each share of PriceCostco Common Stock, up to a maximum of 27 million shares of Price Enterprises Common Stock (the Exchange Offer). If more than 27 million shares of PriceCostco Common Stock are validly tendered and not withdrawn in the Exchange Offer prior to the expiration thereof, then PriceCostco will accept 27 million shares on a pro rata basis and shares of Price Enterprises Common Stock will be exchanged therefor. If the number of shares of PriceCostco Common Stock validly tendered in the Exchange Offer by holders of PriceCostco Common Stock is less than 21.6 million, PriceCostco will accept such validly tendered shares for exchange and will distribute the remaining shares of Price Enterprises Common Stock pro rata to PriceCostco

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
stockholders. If the number of shares of PriceCostco Common Stock validly tendered in the Exchange Offer by holders of PriceCostco Common Stock is greater than 21.6 million, but less than 27 million, PriceCostco will accept such validly tendered shares for exchange and will, at its option, either (i) distribute the remaining shares of Price Enterprises Common Stock pro rata to PriceCostco stockholders or (ii) sell such remaining shares to Price Enterprises in exchange for a promissory note.

    The following real estate related assets have been or will be transferred to Price Enterprises:

    - Substantially all of the real estate properties which historically formed the non-club real estate segment of PriceCostco.

    - Four existing Price Club warehouses ("Warehouse Properties") which are adjacent to existing non-club real estate properties which are being leased back to PriceCostco effective August 29, 1994, at initial collective annual rentals of approximately $8,600.

    - Notes receivable from various municipalities and agencies ("City Notes").

    - Note receivable in the principal amount of $41,000 made by Atlas Hotels, Inc., secured by a hotel and convention center property located in San Diego, California ("Atlas Note").

    In addition, PriceCostco agreed to transfer to Price Enterprises 51% of the outstanding capital stock of two newly formed, wholly owned subsidiaries of the
Company: Price Quest, Inc. (Price Quest) and Price Global Trading, Inc. (Price Global), Price and Price Enterprises also own 49% and 51% interests, respectively, in Mexico Clubs, L.L.C., a limited liability company (Mexico Clubs, which together with Price Quest and Price Global comprise the Subsidiary Corporations).

    Mexico Clubs will own the Company's 50% interest in Price Club de Mexico and affiliates (Price Club Mexico), a 50-50 joint venture with Controladora Comercial Mexicana S.A. de C.V., which develops, owns and operates Price Clubs in Mexico. The investment in Price Club Mexico is accounted for under the equity method. At August 28, 1994, eight Price Clubs were in operation in Mexico. The Company owns a 49% interest in Mexico Clubs.

    Price Quest will continue to operate the Quest interactive electronic shopping business of PriceCostco. The Quest business includes electronic shopping through kiosks located in certain PriceCostco club warehouses; Price Club Travel, which offers discount airline tickets and travel packages to PriceCostco members; Price Club Realty, a real estate brokerage business for PriceCostco members; and the Price Club automobile referral/advertising program, which publishes advertisements for automobile dealers who provide discount purchasing programs to PriceCostco members in the vicinity of certain PriceCostco warehouse clubs. The Company owns 49% of the capital stock of Price Quest.

    Price   Global  has  the  rights  to  develop  club  businesses  in  certain geographical areas specified in the Transfer and Exchange Agreement and owns 100% of the outstanding shares of Club Merchandising, Inc. (CMI), which was acquired by the Company in March 1992. The Company owns 49% of the capital stock of Price Global.

    For purposes of governing the ongoing relationships between PriceCostco, Price Enterprises, and the Subsidiary Corporations, PriceCostco and Price, on the one hand, and Price Enterprises and the Subsidiary Corporations, on the other, have entered into operating agreements. PriceCostco and Price, on the one hand, and Price Enterprises and each of Price Global and Price Quest, on the other, have entered into stockholders agreements to clarify certain rights and obligation of PriceCostco and Price Enterprises as stockholders of Price Global and Price Quest. Price and Price Enterprises have

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
entered into a Limited Liability Company Agreement with respect to Mexico Clubs that sets forth the rights and obligations of each of Price and Price Enterprises with respect to its membership interest in Mexico Clubs. PriceCostco and Price Enterprises have entered into an unsecured revolving credit agreement under which PriceCostco has agreed to advance Price Enterprises up to a maximum principal amount of $85 million (reduced by the net proceeds from the sale of certain commercial properties).

DISCONTINUED OPERATIONS

    Historically, the Company has treated non-club real estate investments as a separate reportable business segment. The primary assets generating operating income for the segment have been non-club real estate properties, consisting of property owned directly and property owned by real estate joint venture partnerships in which the Company has a controlling interest. Real estate joint ventures relate to real estate partnerships that are less than majority owned. In fiscal 1994, the Atlas Note was purchased and the related interest income has been included in the non-club real estate segment.

    Additionally, the Warehouse Properties, and City Notes transferred to Price Enterprises as of August 28, 1994 have been included in the net assets of the discontinued operations as of August 28, 1994 and August 29, 1993, in the accompanying consolidated balance sheets. However, the operating expenses of the Warehouse Properties and the interest income on the City Notes have not been included in the real estate segment operating results because historically these amounts have been included as part of merchandising operations and other income. The operating results and net assets of the Subsidiary Corporations transferred to Price Enterprises are included in continuing operations because they were not related to the discontinued real estate operations.

    DISCONTINUED OPERATIONS -- NET ASSETS

    Net assets related to discontinued real estate operations as shown on the consolidated balance sheets at August 28, 1994 and August 29, 1993 consist of the following:

                                                                                   1994         1993
                                                                               ------------  -----------
Non-Club Real Estate properties, net of accumulated depreciation.............  $    351,958  $   323,922
Real Estate joint ventures...................................................       --            10,569
Warehouse Properties, net of accumulated depreciation........................        91,415       65,081
City and Atlas Notes.........................................................        73,023       49,638
Other assets.................................................................         8,672        5,281
Deferred tax assets (liabilities)............................................        23,282      (12,681)
Liabilities..................................................................        (4,015)     --
                                                                               ------------  -----------
                                                                                    544,335      441,810
Less: Reserve for estimated loss on disposal -- see "Estimated loss" below...      (167,250)     --
                                                                               ------------  -----------
Discontinued operations -- net assets........................................  $    377,085  $   441,810
                                                                               ------------  -----------
                                                                               ------------  -----------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS

    Components of net income (loss) from discontinued operations for fiscal 1994, 1993 and 1992 were as follows:

                                                                       1994        1993        1992
                                                                    ----------  ----------  ----------
Real estate rentals...............................................  $   29,753  $   22,802  $   27,263
Operating expenses................................................     (17,158)    (10,457)    (10,803)
Gains on sale of non-club real estate properties..................       6,135      21,500      15,600
Provision for asset impairments (including a change in estimate
 related to the Exchange Transaction).............................     (90,200)     --          --
                                                                    ----------  ----------  ----------
  Operating income (loss).........................................     (71,470)     33,845      32,060
Interest income...................................................       2,319      --          --
Provision (benefit) for income taxes..............................     (28,385)     13,441      12,675
                                                                    ----------  ----------  ----------
  Net income (loss)...............................................  $  (40,766) $   20,404  $   19,385
                                                                    ----------  ----------  ----------
                                                                    ----------  ----------  ----------

    PROVISION FOR ASSET IMPAIRMENTS

    The loss on discontinued real estate operations includes a provision of $90,200 of which $80,500 ($47,500 after tax) relates to a change in calculating estimated losses for assets which are economically impaired. This change in accounting estimates results from the spin-off of the real estate segment assets into Price Enterprises and Price Enterprises' decision to pursue business plans and operating strategies as a stand-alone entity which are significantly different than the previous strategies of the Company. Price Enterprises' management believes that as a separate operating business it will not have the same access to capital as the Company or generate internal funds from operations to the same extent as the Company.

    PriceCostco's accounting policies with respect to estimating the amount of impairments on individual real estate properties and related assets were such that impairment losses would be recorded if the carrying amount of the asset could not be recovered from estimated future cash flows on an undiscounted basis. Price Enterprises' management believes that in view of its strategies with respect to the number and nature of properties that would be selected for disposition, it would be more appropriate to estimate impairment losses based on fair values of the real estate properties as determined by appraisals and/or a risk-adjusted discounted cash flow approach. In determining impairment losses, individual real estate assets were reduced to estimated fair value, if lower than historical cost. For those assets which have an estimated fair value in excess of cost, the asset continues to be recorded at cost. The impairment losses recorded as a result of this change in accounting estimates reduced the book basis of certain of the real estate and related assets.

    Under the previous policy, PriceCostco and Price Enterprise had determined that a provision for asset impairments of approximately $9,700 was required relating to four properties which were under contract or in final negotiations for sale.

    GAINS ON SALE OF NON-CLUB REAL ESTATE PROPERTIES

    During fiscal 1994, the Company entered into a transaction with The Price REIT, Inc. (REIT). On October 1, 1993, the Company sold a single shopping center and adjacent Price Club (which is being leased back to the Company) for $28,200. The Company recorded a $4,210 pre-tax gain in connection with this sale.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
    During fiscal 1993, the Company entered into two transactions with the REIT:

        (a) On December 18, 1992, the Company sold a former Price Club property for $14,350. The Company recorded a pre-tax gain of $6,710 in connection with this sale.

        (b) On August 12, 1993, the Company sold three shopping centers and adjacent Price Clubs (which are being leased back to the Company) and its 49.6% interest in a joint venture which owns five shopping centers, for which the Company received proceeds of approximately $117,000 and recognized a $14,320 pre-tax gain.

    During fiscal 1992, the Company entered into two transactions with the REIT:

        (a) On December 1, 1991 the Company entered into a sale and leaseback transaction, under which four Price Clubs were sold to the REIT for $26,700 and leased back for annual rentals of $2,470, increasing $27 each year. The master lease has an initial term of 15 years with seven five-year renewal options. Additionally, the Company sold a 50.4% interest in five shopping centers, four of which are adjacent to the Price Clubs involved in the sale-leaseback. The Company agreed, for a specified period, to subordinate its portion of the operational cash flow of the joint venture to allow the REIT shareholders to receive a specified return on their investment (9% the first year, increasing to 9.5% in year five). The Company recorded a pretax gain of $4,400 in connection with this sale.

        (b) On April 29, 1992, the Company sold two shopping centers and one Price Club adjacent to one of the shopping centers for $62,500. The Price Club is being leased back from the REIT for annual rentals of $370, increasing $4 per year, with an initial term of 15 years and seven five-year renewal options. The Company recorded a pre-tax gain of $11,200 in connection with this sale.

    For the real estate transactions referred to above, no gains were recognized for the portion of the sales involving Price Club warehouses which are being leased back.

    ESTIMATED LOSS ON DISPOSAL AND SUBSEQUENT ADJUSTMENT

    In the fourth quarter of fiscal 1994, the Company recorded an estimated loss on disposal of its discontinued operations (the non-club real estate segment) as a result of entering into the Transfer and Exchange Agreement. While the Exchange Transaction is not expected to be completed until December 1994, the Company determined that the Exchange Transaction will, in all likelihood, result in a significant loss for financial reporting purposes and that there is a reasonable basis for estimating the loss. The actual loss for financial reporting purposes will be determined following consummation of the Exchange Transaction. Such loss will be the product of: (a) the difference between the book value per share of the assets transferred to Price Enterprises (at historical cost), and the fair market value per share; and (b) the actual number of shares exchanged. The loss also includes the direct expenses related to the Exchange Transaction. For purposes of recording such estimated loss, the Company assumed that (i) the Exchange Offer would be fully subscribed, (ii) a per share price of Price Enterprises Common Stock of $15.25 (the closing sales price of PriceCostco Common Stock on October 24, 1994) and (iii) direct expenses and other costs related to the Exchange Transaction of approximately $15,250.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
    The following table explains how the estimated loss was computed:

Book value of net assets transferred to Price Enterprises.......  $ 579,000
Estimated market value of Price Enterprises stock $15.25 x 27
 million shares.................................................   (411,750)
                                                                  ---------
                                                                    167,250
Transaction and other costs.....................................     15,250
                                                                  ---------
                                                                  $ 182,500
                                                                  ---------
                                                                  ---------

    The book value of the assets transferred to Price Enterprises (approximately $21 per share of Price Enterprises stock), reflects a provision for asset impairments of $80,500 recorded as a change in accounting estimate in the fourth quarter of fiscal 1994.

    The approximate $6 per share difference between the $21 book value per share of Price Enterprises and the assumed per share price of Price Enterprises is attributable to a combination of factors. These factors include an expectation that Price Enterprises' stock may trade at a discount from its book value (although the prices at which shares of Price Enterprises will trade cannot be predicted).

    In making its determination to approve the Exchange Transaction, one of the factors considered by the Board of Directors of the Company was a range of illustrative high and low per share values for Price Enterprises and the implied per share premium in the Exchange Offer based on such illustrative values as compared to the per share price of PriceCostco common stock at July 14, 1994 of $14.75 (assuming 27 million shares of Price Enterprises common stock outstanding and a one-for-one exchange ratio). While believing that some premium to tendering stockholders is included in the exchange ratio, the Board did not quantify any such premium, recognizing that it could not quantify any such premium since the range of prices at which Price Enterprises Common Stock may trade cannot be predicted. If any such premium could be objectively measured, it would be accounted for as a cost of the treasury shares to be acquired by the Company. Since any premium cannot be objectively measured, the Company believes that it is appropriate in the circumstances to include any premium as part of the estimated loss on the disposal of the non-club real estate segment, recognizing that the amount of the loss is subject to revision after the Exchange Offer closes.

    As indicated above, the estimated loss was determined assuming that the Exchange Offer would be fully subscribed. Any subsequent adjustment to the estimated loss will be affected by the extent to which the Exchange Offer is subscribed. If the Exchange Offer is at least 80% subscribed and PriceCostco elects to sell the unsubscribed shares to Price Enterprises for a note, the loss on the Transaction will be the same as if it were fully subscribed. Any unsubscribed shares distributed to stockholders pro rata will be excluded from the loss determination and accounted for as a dividend. The dividend will be measured by the book value per share of Price Enterprises shares distributed and will be is charged directly to retained earnings. Furthermore, to the extent that the Price Enterprises' fair market value per share differs from the estimated share price used above, the per share difference times the number of shares exchanged will be reclassified from the loss on disposal reflected in the income statement and included in the cost of the Company's treasury shares acquired. In measuring the actual loss on the Exchange Transaction, PriceCostco expects to measure the fair market value of Price Enterprises' stock based on the average closing sales price of Price Enterprises Common Stock during the 20 trading days commencing on the sixth trading day following the closing of the Exchange Offer. However, other factors may also need to be considered in making the final determination.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
    If the Exchange Offer is at least 80% subscribed and PriceCostco decides to sell the unsubscribed shares to Price Enterprises in exchange for a note, the loss on the Transaction will be the same as if it were fully subscribed. Otherwise, the actual loss will be reduced by approximately $6 per share. The actual loss determination will also be affected by the fair market price of Price Enterprises stock. The fair market value of Price Enterprises stock will be used to measure the cost per share of each PriceCostco share acquired in the Exchange Offer. For each dollar per share difference in Price Enterprises' stock value from the $15.25 amount used for purposes of estimating the loss, the actual loss will change by one dollar for every share exchanged. An increase in Price Enterprises' stock value would reduce the amount of the loss, while a decrease in Price Enterprises' stock value would cause the loss to be greater.

    Determination of the actual loss will not affect PriceCostco's pro forma balance sheet, because any change in the amount of the loss on disposal, as it is ultimately measured, will result in an offsetting change in stockholders' equity, either as dividends, as an adjustment to the cost of treasury shares being acquired, or both.

    UNAUDITED PRO FORMA CONDENSED INFORMATION

    The following unaudited pro forma condensed balance sheet of PriceCostco as of August 28, 1994 reflects the unaudited pro forma adjustments of the Exchange Transaction as if it had occurred on August 28, 1994 regardless of the ultimate treatment of the estimated loss on disposal as discussed above:

                                                                                      PRO FORMA
                                                                      HISTORICAL    ADJUSTMENTS(A)    PRO FORMA
                                                                     -------------  --------------  -------------
                              ASSETS
Current assets.....................................................  $   1,534,298   $     (2,678)  $   1,531,620
Property and equipment, net........................................      2,146,396         (4,014)      2,142,382
Discontinued operations -- net assets..............................        377,085       (377,085)       --
Investment in Price Club Mexico....................................         67,226        (34,285)         32,941
Other assets.......................................................        110,654          2,585         113,239
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
Total assets.......................................................  $   4,235,659   $   (415,477)  $   3,820,182
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities................................................  $   1,647,307   $     (3,727)  $   1,643,580
Long-term debt.....................................................        795,492        --              795,492
Deferred income taxes and other....................................         73,121        --               73,121
Minority interests.................................................         34,779        --               34,779
Stockholders' equity...............................................      1,684,960       (411,750)      1,273,210
                                                                     -------------  --------------  -------------
Total liabilities and stockholders equity..........................  $   4,235,659   $   (415,477)  $   3,820,182
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------

- ------------------------
(a) The unaudited pro forma adjustments to the condensed balance sheet reflect the elimination of net assets of Price Enterprises including the discontinued operations net assets and the net assets of the Subsidiary Corporations.

    Pro forma net income from continuing operations was reduced by $2,580 or $.01 per share for the net effect of assets transferred in the Exchange Transaction which were not accounted for as part of discontinued operations. This net effect was caused by rent expense on the Warehouse Properties, income on the City Notes, and equity in earnings of Price Club Mexico, which was offset by the losses on certain merchandising operations.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- DEBT

    BANK LINES OF CREDIT

    The company has a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. Notes payable at August 28, 1994, in the accompanying balance sheet consist of amounts outstanding under the Company's commercial paper program. The Company expects to renew the $250,000 portion of the loan facility expiring on January 30, 1995, at substantially the same terms.

    In addition, the Company's wholly-owned Canadian subsidiary has a $65,800 line of credit with a group of three Canadian banks of which $29,200 expires on December 1, 1994 (the short-term portion) and $36,600 expires in various amounts through December 1, 1996 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At August 28, 1994, no amounts were outstanding under these programs. The Company expects to renew the $29,200 short-term portion of the line of credit expiring on December 1, 1994, at substantially the same terms.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $193,000. The outstanding commitments under these facilities at August 28, 1994 were approximately $118,000 including approximately $53,000 in standby letters for workers' compensation requirements.

    LONG-TERM DEBT

    Long-term debt at August 28, 1994 and August 29, 1993 consists of:

                                                                                   1994         1993
                                                                                -----------  -----------
5 3/4% Convertible subordinated debentures due May 15, 2002...................  $   300,000  $   300,000
6 3/4% Convertible subordinated debentures due March 1, 2001..................      285,079      287,500
5 1/2% Convertible subordinated debentures due February 28, 2012..............      179,338      179,338
Notes payable secured by trust deeds on real estate...........................       31,235       39,853
Banker's Acceptances and other................................................        6,266       10,177
                                                                                -----------  -----------
                                                                                    801,918      816,868
Less current portion (included in other current liabilities)..................        6,426        4,292
                                                                                -----------  -----------
    Total long-term debt......................................................  $   795,492  $   812,576
                                                                                -----------  -----------
                                                                                -----------  -----------

    Effective upon consummation of the Merger, PriceCostco became a co-obligor under each of the convertible subordinated debentures originally issued by Price and Costco. These debentures are convertible into shares of PriceCostco. Conversion rates of Price subordinated debentures have been adjusted for the exchange ratio pursuant to the Merger.

    During the fourth quarter of fiscal 1992, Costco completed an offering of $300,000 5 3/4% convertible subordinated debentures due 2002, which are convertible at any time prior to maturity, unless previously redeemed, into shares of PriceCostco common stock at a conversion price of $41.25 per share, subject to adjustment in certain events. Interest on the debentures is payable semiannually on November 15 and May 15. Commencing on June 1, 1995, these debentures are redeemable at the option of the Company, in whole or in part, at certain redemption prices.

    In fiscal 1991, Price issued $287,500 6 3/4% convertible subordinated debentures, which are convertible into shares of PriceCostco common stock at any time on or before March 1, 2001, unless

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- DEBT (CONTINUED)
previously redeemed, at a conversion price of $22.54 per share, subject to adjustment in certain events. The 6 3/4% debentures are unsecured and interest is payable semiannually on March 1 and September 1. The debentures are redeemable at the option of the Company after March 1, 1994 at certain redemption prices. On November 4, 1993 notice was given to the 6 3/4% convertible debenture holders that their option to redeem the debentures, for cash equal to the principal amount plus accrued interest, in the event of a change of control of Price was effective as a result of the Merger and that holders had until December 6, 1993 to exercise such options. Approximately $2,421 of debentures were purchased at their face value subsequent to November 21, 1993.

    PriceCostco also has outstanding 5 1/2% convertible subordinated debentures are convertible into shares of PriceCostco common stock at a conversion price of $23.77 per share, subject to adjustment in certain events. The 5 1/2% debentures provide for payments to an annual sinking fund in the amount of 5% of the original principal amount ($10,000), commencing February 28, 1998, calculated to retire 70% of the principal amount prior to maturity. During fiscal 1990, the Company repurchased $20,597 of the debentures for a total cost of $17,507, resulting in a gain of approximately $2,900 and will apply this purchase to the initial sinking fund payments. The debentures are unsecured and interest is payable semiannually on February 28 and August 31.

    Due to the Exchange Offer, the possibility exists for a downward adjustment in the conversion price of each of the debentures. Such adjustment could occur in the event that (i) less than 21.6 million shares of PriceCostco common stock are validly tendered in the Exchange Offer and the Company distributes the remaining Price Enterprises shares pro rata to all PriceCostco stockholders or
(ii) at least 21.6 million shares of PriceCostco common stock, but less than 27 million shares, are validly tendered, and the Company elects to make a pro rata distribution of the remaining shares to all PriceCostco stockholders.

    At August 28, 1994, the fair values of the 5 3/4%, 6 3/4% and 5 1/2% convertible subordinated debentures, based on current market quotes, were approximately $255,000, $278,000 and $154,000 respectively. Early retirement of these debentures would result in the Company paying a call premium.

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

1995.............................................................  $   6,426
1996.............................................................      2,023
1997.............................................................      5,643
1998.............................................................      1,577
1999.............................................................      1,738
Thereafter.......................................................    784,511
                                                                   ---------
    Total........................................................  $ 801,918
                                                                   ---------
                                                                   ---------

NOTE 5 -- LEASES
    The Company leases land and/or warehouse buildings at 47 warehouses open at August 28, 1994 and certain other office and distribution facilities under operating leases with remaining terms ranging from 2 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- LEASES (CONTINUED)
been material. Additionally, the Company leases certain equipment and fixtures under short-term operating leases which permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

    Aggregate rental expense for fiscal 1994, 1993 and 1992 was $44,900, $38,700 and $33,680, respectively. Future minimum payments (including annual rents on the four Warehouse Properties discussed in Note 3) during the next five fiscal years and thereafter under noncancelable leases with terms in excess of one year, at August 28, 1994, were as follows:

1995.............................................................  $  54,293
1996.............................................................     52,409
1997.............................................................     50,257
1998.............................................................     48,172
1999.............................................................     46,584
Thereafter.......................................................    538,808
                                                                   ---------
    Total minimum payments.......................................  $ 790,523
                                                                   ---------
                                                                   ---------

NOTE 6 -- STOCK OPTIONS AND WARRANTS
    Prior to the Merger, Price and Costco adopted various incentive and non-qualified stock option plans which allowed certain key employees and directors to purchase or be granted common stock of Price and Costco (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable as they vest. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the Merger, new grants of options are not being made under the Old Stock Option Plans.

    Stock option transactions relating to the Old Stock Option Plans are summarized below:

                                                                             STOCK    RANGE OF EXERCISE
                                                                            OPTIONS    PRICE PER SHARE
                                                                           ---------  ------------------
Under option at August 30, 1992..........................................     12,882     $  .17 - $40.17
  Granted................................................................      2,295      15.38 -  26.63
  Exercised..............................................................     (1,538)       .17 -  19.67
  Cancelled..............................................................       (735)      5.67 -  40.17
                                                                           ---------
Under option at August 29, 1993..........................................     12,904        .17 -  40.17
  Granted................................................................         68               18.00
  Exercised..............................................................       (748)      1.46 -  19.00
  Cancelled..............................................................       (507)      5.67 -  40.17
                                                                           ---------
Under option at August 28, 1994..........................................     11,717        .17 -  40.17
                                                                           ---------
                                                                           ---------
Options exercisable at August 28, 1994...................................      6,765
                                                                           ---------
                                                                           ---------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 -- STOCK OPTIONS AND WARRANTS (CONTINUED)
    The PriceCostco 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 10 million shares of the Company's common stock pursuant to the exercise of stock options or up to 1,666,666 through stock grants. Stock option and grant transactions relating to the New Stock Option Plan are summarized below:

                                                                       STOCK        STOCK     RANGE OF EXERCISE
                                                                      OPTIONS      GRANTS      PRICE PER SHARE
                                                                    -----------  -----------  -----------------

Under option at August 29, 1993...................................      --           --       $      --
  Granted.........................................................       3,252       --           14.00 - 19.00
  Exercised.......................................................      --           --              --
  Cancelled.......................................................        (278 )     --           14.00 - 19.00
                                                                                         --
                                                                         -----
Under option at August 28, 1994...................................       2,974       --           14.00 - 19.00
                                                                                         --
                                                                                         --
                                                                         -----
                                                                         -----
Options exercisable at August 28, 1994............................          32       --
                                                                                         --
                                                                                         --
                                                                         -----
                                                                         -----

    In 1986 and 1987, Price granted warrants to purchase a total of 1,065,000 shares of common stock at $17.37 per share to a joint venture partner. The warrants granted in 1987 vested over a five year period from the date of issuance and are exercisable up to eight years and one month from the grant date. A total of 532,500 warrants have been exercised.

NOTE 7 -- RETIREMENT PLANS
    The Company has a defined contribution retirement plan for all United States employees of Price except California union employees on whose behalf contributions are made to the Western Conference of Teamsters Pension Trust Fund. Contributions to such retirement plan totaled $11,018, $10,665 and $9,375 for fiscal 1994, 1993 and 1992, respectively. Contributions to the Teamsters Pension Trust Fund were $11,293, $11,588 and $11,196 for fiscal 1994, 1993 and 1992, respectively. During fiscal 1992, a 401(k) Plan was established for all Price employees eligible for the retirement plan. The Company matches 50% of eligible employee contributions up to a maximum Company contribution per employee per year. Contributions to the 401(k) Plan were $971, $752 and $650 in fiscal 1994, 1993 and 1992, respectively. The Company has a defined contribution plan for Canadian Price employees and contributes a percentage of each employee's salary. Contributions were $1,884, $1,640 and $1,331 in fiscal 1994, 1993 and 1992, respectively.

    The Company has a 401(k) retirement plan for the benefit of all Costco employees. After one year of service, an employee is eligible to participate in this plan. Employee contributions are matched 10% by the Company until the employee has completed five years of service, at which time the matching contribution increases to 25%. Contributions were $2,677, $1,964 and $1,515 in fiscal 1994, 1993 and 1992, respectively.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- INCOME TAXES
    The provisions for income taxes from continuing operations for fiscal 1994, 1993 and 1992 are as follows:

                                                                      1994        1993         1992
                                                                    ---------  -----------  -----------
Federal:
  Current.........................................................  $  64,721  $    87,933  $   102,043
  Deferred........................................................     (5,920)       6,924          127
                                                                    ---------  -----------  -----------
    Total federal.................................................     58,801       94,857      102,170
State:
  Current.........................................................     15,402       20,149       24,531
  Deferred........................................................       (963)       2,321          438
                                                                    ---------  -----------  -----------
    Total state...................................................     14,439       22,470       24,969
Foreign:
  Current.........................................................     18,211       14,639       19,314
  Deferred........................................................      1,206        1,654         (620)
                                                                    ---------  -----------  -----------
    Total foreign.................................................     19,417       16,293       18,694
                                                                    ---------  -----------  -----------
    Total provision for income taxes..............................  $  92,657  $   133,620  $   145,833
                                                                    ---------  -----------  -----------
                                                                    ---------  -----------  -----------

    A reconciliation between the statutory tax rate and the effective rate from continuing operations for fiscal 1994, 1993 and 1992 is as follows:

                                                    1994                     1993                      1992
                                           ----------------------  ------------------------  ------------------------
Federal taxes at statutory rate..........  $  71,244       35.0%   $   116,652       34.7%   $   125,411       34.0%
State taxes, net.........................      8,753        4.3         15,141        4.5         17,336        4.7
Foreign taxes, net.......................      1,074        0.5          1,878        0.6          3,377        0.9
Increase in deferred income taxes due to
 statutory rate change...................     --          --               600         0.2       --           --
Other....................................      2,386         1.2          (651)        (.3 )        (291)       (0.1 )
Tax effect of merger-related expenses....      9,200         4.5       --           --           --           --
                                           ---------         ---   -----------         ---   -----------         ---
Provision at effective tax rate..........  $  92,657        45.5 % $   133,620        39.7 % $   145,833        39.5 %
                                           ---------         ---   -----------         ---   -----------         ---
                                           ---------         ---   -----------         ---   -----------         ---

    The components of the deferred tax assets and liabilities related to continuing operations are as follows:

                                                                                 AUGUST 28,   AUGUST 29,
                                                                                    1994         1993
                                                                                 -----------  -----------
Accrued liabilities............................................................  $    75,697   $  60,613
Other..........................................................................        6,145       4,356
                                                                                 -----------  -----------
    Total deferred tax assets..................................................       81,842      64,969

Property and equipment.........................................................       66,118      61,589
Merchandise inventories........................................................       21,199      11,684
Other..........................................................................        5,487       8,335
                                                                                 -----------  -----------
    Total deferred tax liabilities.............................................       92,804      81,608
                                                                                 -----------  -----------
    Net deferred tax liabilities...............................................  $    10,962   $  16,639
                                                                                 -----------  -----------
                                                                                 -----------  -----------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- INCOME TAXES (CONTINUED)
    The net deferred tax liabilities at August 28, 1994 and August 29, 1993 include current deferred income tax assets of $54,717 and $34,901, respectively, and non-current deferred income tax liabilities of $65,679 and $51,540, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the Court). Subsequently on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of Price's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have filed a Notice of Appeal in the Ninth Circuit Court of Appeals, which was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of Appeals renders a decision that is adverse to the Company, the Company intends to vigorously defend the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 -- RELATED PARTY TRANSACTIONS
    Joseph Kornwasser, a director of PriceCostco until July 28, 1994, is a general partner and has a two-thirds ownership interest in Kornwasser and Friedman Shopping Center Properties (K & F). K & F was a partner with Price in two partnerships. As of August 28, 1994, Price's total capital contributions to the partnerships were $83,000. Aggregate cumulative distributions from these partnerships were $14,300 at August 28, 1994. Price had also entered into a Development Agreement with K & F for the development of four additional properties. As of August 28, 1994, Price's total capital expenditures for these properties were $58,000. Aggregate cumulative distributions from these properties were $4,500 at August 28, 1994. Both partnership agreements and the Development Agreement provided for a preferred return to Price on a varying scale from 9% to 10% on its invested capital after which operating cash flows or profits are distributed 75% to Price and 25% to K & F. On August 12, 1993, Mr. Kornwasser became Chief Executive Officer and director of the REIT. On that date, the REIT also obtained the right to acquire certain of the partnership interests of K & F described above. On August 28, 1994, the Company purchased both K & F's interests in the two partnerships and its rights under the Development Agreement for a total of $2.5 million.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- GEOGRAPHIC INFORMATION
    The following table indicates the relative amounts of total revenue, operating income and identifiable assets for the Company during fiscal 1994, 1993 and 1992:

                                                                        1994            1993            1992
                                                                   --------------  --------------  --------------
Total revenue:
  United States..................................................  $   13,770,316  $   13,167,175  $   12,058,694
  Foreign........................................................       2,710,327       2,296,639       2,038,684
                                                                   --------------  --------------  --------------
                                                                   $   16,480,643  $   15,463,814  $   14,097,378
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Operating income:
  United States..................................................  $      298,303  $      321,084  $      326,321
  Foreign........................................................          61,836          43,745          49,101
                                                                   --------------  --------------  --------------
                                                                   $      360,139  $      364,829  $      375,422
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------


                                                                     AUGUST 28,      AUGUST 29,
                                                                        1994            1993
                                                                   --------------  --------------
Identifiable assets:
  United States..................................................  $    3,221,210  $    3,003,494
  Foreign........................................................         637,364         485,495
  Discontinued operations -- net assets (all United States)......         377,085         441,810
                                                                   --------------  --------------
                                                                   $    4,235,659  $    3,930,799
                                                                   --------------  --------------
                                                                   --------------  --------------

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
    The tables on the next two pages reflect the unaudited quarterly results of operations for fiscal 1994 and 1993.

    All information has been restated for discontinued real estate operations and various reclassifications have been made to conform Price and Costco's classification of merchandise costs and selling, general and administrative expenses. Shares used in the earnings per share calculation fluctuate by quarter depending primarily upon whether convertible subordinated debentures are dilutive during the respective period.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   52 WEEKS ENDED AUGUST 28, 1994
                                            ----------------------------------------------------------------------------
                                            FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER      TOTAL
                                              12 WEEKS        12 WEEKS       12 WEEKS        16 WEEKS        52 WEEKS
                                            -------------  --------------  -------------  --------------  --------------
REVENUE
  Net sales...............................  $   3,599,797   $  4,019,417    $ 3,546,445    $  4,995,252   $   16,160,911
  Membership fees and other...............         81,330         78,245         69,367          90,790          319,732
                                            -------------  --------------  -------------  --------------  --------------
    Total revenue.........................      3,681,127      4,097,662      3,615,812       5,086,042       16,480,643
OPERATING EXPENSES
  Merchandise costs.......................      3,272,170      3,640,174      3,226,011       4,524,536       14,662,891
  S,G&A expenses..........................        316,559        342,279        328,314         438,397        1,425,549
  Preopening expenses.....................         11,130          4,915          1,967           6,552           24,564
  Provision for estimated warehouse
   closings costs.........................       --              --             --                7,500            7,500
                                            -------------  --------------  -------------  --------------  --------------
    Operating income......................         81,268        110,294         59,520         109,057          360,139
OTHER INCOME (EXPENSE)
  Interest expense........................        (10,823)       (11,655)       (12,155)        (15,839)         (50,472)
  Interest income and other...............          2,522          2,573          2,542           6,251           13,888
  Provision for merger and restructuring
   expenses...............................       (120,000)       --             --              --              (120,000)
                                            -------------  --------------  -------------  --------------  --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES........        (47,033)       101,212         49,907          99,469          203,555
  Provision for income taxes..............        (10,095)        41,503         20,467          40,782           92,657
                                            -------------  --------------  -------------  --------------  --------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS...............................        (36,938)        59,709         29,440          58,687          110,898
DISCONTINUED OPERATIONS:
  Income (loss), net of tax...............          3,947          2,566          2,600         (49,879)         (40,766)
  Loss on disposal........................       --              --             --             (182,500)        (182,500)
                                            -------------  --------------  -------------  --------------  --------------
NET INCOME (LOSS).........................  $     (32,991)  $     62,275    $    32,040    $   (173,692)  $     (112,368)
                                            -------------  --------------  -------------  --------------  --------------
                                            -------------  --------------  -------------  --------------  --------------
NET INCOME (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE -- FULLY DILUTED
  Continuing operations...................  $       (0.17)  $       0.27    $      0.14    $       0.27   $         0.51
  Discontinued operations:
    Income (loss), net of tax.............           0.02           0.01           0.01            (.23 )           (.19)
    Loss on disposal......................       --             --              --                 (.83 )           (.83)
                                            -------------  --------------  -------------  --------------  --------------
  Net income (loss).......................  $       (0.15) $        0.28   $       0.15   $       (0.79 ) $        (0.51)
                                            -------------  --------------  -------------  --------------  --------------
                                            -------------  --------------  -------------  --------------  --------------
  Shares used in the calculation..........        217,191        240,011        219,516         219,279          219,334
                                            -------------  --------------  -------------  --------------  --------------
                                            -------------  --------------  -------------  --------------  --------------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   52 WEEKS ENDED AUGUST 29, 1993
                                            ----------------------------------------------------------------------------
                                            FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER      TOTAL
                                              12 WEEKS        12 WEEKS       12 WEEKS        16 WEEKS        52 WEEKS
                                            -------------  --------------  -------------  --------------  --------------
REVENUE
  Net sales...............................  $   3,422,457   $  3,736,234    $ 3,348,255   $    4,647,739  $   15,154,685
  Membership fees and other...............         80,014         75,125         67,092           86,898         309,129
                                            -------------  --------------  -------------  --------------  --------------
    Total revenue.........................      3,502,471      3,811,359      3,415,347        4,734,637      15,463,814
OPERATING EXPENSES
  Merchandise costs.......................      3,121,324      3,382,337      3,047,712        4,199,780      13,751,153
  S,G&A expenses..........................        292,758        312,422        303,195          406,285       1,314,660
  Preopening expenses.....................         11,551          4,834          3,465            8,322          28,172
  Provision for estimated warehouse
   closings costs.........................       --              --             --                 5,000           5,000
                                            -------------  --------------  -------------  --------------  --------------
    Operating income......................         76,838        111,766         60,975          115,250         364,829
OTHER INCOME (EXPENSE)
  Interest expense........................         (9,444)       (10,963)       (11,445)         (14,264)        (46,116)
  Interest income and other...............          4,713          4,264          3,825            4,948          17,750
                                            -------------  --------------  -------------  --------------  --------------
INCOME BEFORE PROVISION FOR INCOME
 TAXES....................................         72,107        105,067         53,355          105,934         336,463
  Provision for income taxes..............         28,843         42,027         21,443           41,307         133,620
                                            -------------  --------------  -------------  --------------  --------------
INCOME FROM
 CONTINUING OPERATIONS....................         43,264         63,040         31,912           64,627         202,843
DISCONTINUED OPERATIONS:
  Income, net of tax......................          1,064          5,989          2,039           11,312          20,404
  Loss on disposal........................       --              --             --              --              --
                                            -------------  --------------  -------------  --------------  --------------
NET INCOME................................  $      44,328   $     69,029    $    33,951   $       75,939  $      223,247
                                            -------------  --------------  -------------  --------------  --------------
                                            -------------  --------------  -------------  --------------  --------------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE -- FULLY DILUTED
  Continuing operations...................  $        0.20   $       0.28    $      0.15   $         0.29  $         0.92
  Discontinued operations:
    Income................................           0.00           0.02           0.01             0.05            0.08
    Loss on disposal......................       --             --              --              --              --
                                            -------------  --------------  -------------  --------------  --------------
  Net income..............................  $        0.20  $        0.30   $       0.16   $         0.34  $         1.00
                                            -------------  --------------  -------------  --------------  --------------
                                            -------------  --------------  -------------  --------------  --------------
Shares used in the calculation............        227,879        240,341        226,976          239,495         240,162
                                            -------------  --------------  -------------  --------------  --------------
                                            -------------  --------------  -------------  --------------  --------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Price/Costco, Inc.'s annual report to stockholders included in this Form 10-K, and have issued our report thereon dated November 14, 1994. As noted in our report to the accompanying financial statements, The Price Company and subsidiaries (Price) have been audited by other auditors whose report thereon has been forwarded to us and our opinion expressed herein, insofar as it relates to the amounts included in the accompanying schedules related to Price for fiscal 1993 and 1992, is based solely on the report of the other auditors. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules of Price/Costco, Inc. listed in Part IV, Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Seattle, Washington
November 14, 1994

                                   SCHEDULE I

                               PRICE/COSTCO, INC.
                    MARKETABLE SECURITIES--OTHER INVESTMENTS
   FOR THE PERIODS ENDED AUGUST 28, 1994, AUGUST 29, 1993 AND AUGUST 30, 1992
                             (DOLLARS IN THOUSANDS)

                                                                                                 AMOUNT AT WHICH
NAME OF ISSUER AND                                                       MARKET VALUE AT      CARRIED IN THE BALANCE
TITLE OF EACH ISSUE                        PRINCIPAL AMOUNT    COST     BALANCE SHEET DATE            SHEET
- -----------------------------------------  ----------------  ---------  ------------------  --------------------------
AUGUST 28, 1994
  U.S. Government Obligations............     $    9,345     $   9,253      $    9,253              $    9,253
  Other..................................             15            15              15                      15
                                                --------     ---------        --------                --------
                                              $    9,360     $   9,268      $    9,268              $    9,268
                                                --------     ---------        --------                --------
                                                --------     ---------        --------                --------
AUGUST 29, 1993
  U.S. Government Obligations............     $   90,096     $  89,854      $   89,840              $   89,854
  Other..................................            262           262             262                     262
                                                --------     ---------        --------                --------
                                              $   90,358     $  90,116      $   90,102              $   90,116
                                                --------     ---------        --------                --------
                                                --------     ---------        --------                --------
AUGUST 30, 1992
  U.S. Government Obligations............     $   78,660     $  78,488      $   78,628              $   78,488
  Other..................................         20,879        20,837          20,837                  20,837
                                                --------     ---------        --------                --------
                                              $   99,539     $  99,325      $   99,465              $   99,325
                                                --------     ---------        --------                --------
                                                --------     ---------        --------                --------

                                  SCHEDULE II

                               PRICE/COSTCO, INC.

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
 FOR THE 52-WEEK PERIODS ENDED AUGUST 28, 1994, AUGUST 29, 1993 AND AUGUST 30,
                                      1992
                             (DOLLARS IN THOUSANDS)

                                                                                  DEDUCTIONS       BALANCE AT END OF
                                                        BALANCE AT                -----------           PERIOD
                                                         BEGINNING                  AMOUNTS    -------------------------
DEBTOR                                                   OF PERIOD    ADDITIONS    COLLECTED     CURRENT    NON-CURRENT
- ------------------------------------------------------  -----------  -----------  -----------  -----------  ------------
PERIOD ENDED AUGUST 28, 1994
  Roseway Partners (a)................................   $   9,800    $  --        $  --        $  --        $    9,800
  Sol Price...........................................          34          973        1,007       --            --
  The Price REIT, Inc.................................          84           29          113       --            --

PERIOD ENDED AUGUST 29, 1993
  Roseway Partners (a)................................       9,600          200       --           --             9,800
  Sol Price...........................................         115          833          914           34        --
  The Price REIT, Inc.................................          85          330          331           84        --

PERIOD ENDED AUGUST 30, 1992
  Roseway Partners (a)................................       9,600       --           --           --             9,600
  Sol Price...........................................          75        1,082        1,042          115        --

(a) Original interest rate at 9.875%. Rate adjusted to 8.5% on 1/1/93.

                                   SCHEDULE V

                               PRICE/COSTCO, INC.

                         PROPERTY, PLANT AND EQUIPMENT
 FOR THE 52-WEEK PERIODS ENDED AUGUST 28, 1994, AUGUST 29, 1993 AND AUGUST 30,
                                      1992
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS
                                           BALANCE AT    CHARGED TO                OTHER CHARGES
                                            BEGINNING     COSTS AND                 ADD (DEDUCT)   BALANCE AT END
CLASSIFICATION                              OF PERIOD     EXPENSES    RETIREMENTS   DESCRIBE (1)     OF PERIOD
- ----------------------------------------  -------------  -----------  -----------  --------------  --------------
PERIOD ENDED AUGUST 28, 1994:
  Land and land improvements............  $     862,407  $   100,235   $   8,706    $    (75,078)   $    878,858
  Buildings and leasehold
   improvements.........................        880,113       59,342       6,020         157,638       1,091,073
  Equipment and fixtures................        433,502       99,428       8,469          (1,151)        523,310
  Construction in progress..............        116,291      218,113       1,398        (254,742)         78,264
                                          -------------  -----------  -----------  --------------  --------------
    Total...............................  $   2,292,313  $   477,118   $  24,593    $   (173,333)   $  2,571,505
                                          -------------  -----------  -----------  --------------  --------------
                                          -------------  -----------  -----------  --------------  --------------
PERIOD ENDED AUGUST 29, 1993:
  Land and land improvements............  $     773,699  $   146,010   $   1,406    $    (55,896)   $    862,407
  Buildings and leasehold
   improvements.........................        736,463       26,713         594         117,531         880,113
  Equipment and fixtures................        343,983       97,266      13,477           5,730         433,502
  Construction in progress..............         96,654      260,045         146        (240,262)        116,291
                                          -------------  -----------  -----------  --------------  --------------
    Total...............................  $   1,950,799  $   530,034   $  15,623    $   (172,897)   $  2,292,313
                                          -------------  -----------  -----------  --------------  --------------
                                          -------------  -----------  -----------  --------------  --------------
PERIOD ENDED AUGUST 30, 1992:
  Land and land improvements............  $     519,528  $   246,797   $  17,067    $     24,441    $    773,699
  Buildings and leasehold
   improvements.........................        553,154       47,156      19,692         155,845         736,463
  Equipment and fixtures................        238,150      109,241      12,803           9,395         343,983
  Construction in progress..............         56,858      235,781       2,597        (193,388)         96,654
                                          -------------  -----------  -----------  --------------  --------------
    Total...............................  $   1,367,690  $   638,975   $  52,159    $     (3,707)   $  1,950,799
                                          -------------  -----------  -----------  --------------  --------------
                                          -------------  -----------  -----------  --------------  --------------

- ------------------------

(1)  Other changes for fiscal 1994, 1993 and 1992 are as follows:

                                                                            1994          1993        1992
                                                                        ------------  ------------  ---------
Foreign currency rate differentials
Land and land improvements............................................  $     (4,837) $     (9,346) $  (2,056)
Buildings and leasehold improvements..................................        (6,255)       (9,008)    (2,857)
Equipment and fixtures................................................        (2,053)       (4,916)    (1,594)
Construction in progress..............................................          (886)          (17)      (389)
                                                                        ------------  ------------  ---------
Total foreign currency rate differential..............................       (14,031)      (23,287)    (6,896)
Transfer to other assets..............................................      (159,302)     (149,610)     3,189
                                                                        ------------  ------------  ---------
    Total other changes...............................................  $   (173,333) $   (172,897) $  (3,707)
                                                                        ------------  ------------  ---------
                                                                        ------------  ------------  ---------

                                  SCHEDULE VI
                               PRICE/COSTCO, INC.
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
 FOR THE 52-WEEK PERIODS ENDED AUGUST 28, 1994, AUGUST 29, 1993 AND AUGUST 30,
                                      1992
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS
                                            BALANCE AT   CHARGED TO                OTHER CHANGES
                                             BEGINNING    COSTS AND                 ADD (DEDUCT)   BALANCE AT END
CLASSIFICATION                               OF PERIOD    EXPENSES    RETIREMENTS   DESCRIBE (1)     OF PERIOD
- ------------------------------------------  -----------  -----------  -----------  --------------  --------------
PERIOD ENDED AUGUST 28, 1994:
  Land and land improvements..............  $     4,079  $     4,056   $     160    $      5,549    $     13,524
  Buildings and leasehold improvements....      118,312       52,639       2,462         (30,168)        138,321
  Equipment and fixtures..................      203,321       82,529       6,203          (6,383)        273,264
                                            -----------  -----------  -----------  --------------  --------------
    Total.................................  $   325,712  $   139,224   $   8,825    $    (31,002)   $    425,109
                                            -----------  -----------  -----------  --------------  --------------
                                            -----------  -----------  -----------  --------------  --------------
PERIOD ENDED AUGUST 29, 1993:
  Land and land improvements..............  $   --       $     4,079  $   --       $    --         $       4,079
  Buildings and leasehold improvements....       96,947       32,663         128          (6,732 )       118,312
  Equipment and fixtures..................      149,800       65,484       9,115          (2,848 )       203,321
                                            -----------  -----------  -----------  --------------  --------------
    Total.................................  $   246,747  $   102,226  $    9,243   $      (9,580 ) $     325,712
                                            -----------  -----------  -----------  --------------  --------------
                                            -----------  -----------  -----------  --------------  --------------
PERIOD ENDED AUGUST 30, 1992:
  Land and land improvements..............  $   --       $   --       $   --       $    --         $    --
  Buildings and leasehold improvements....       73,351       29,986       6,081            (309 )        96,947
  Equipment and fixtures..................      110,907       49,522       9,856            (773 )       149,800
                                            -----------  -----------  -----------  --------------  --------------
    Total.................................  $   184,258  $    79,508  $   15,937   $      (1,082 ) $     246,747
                                            -----------  -----------  -----------  --------------  --------------
                                            -----------  -----------  -----------  --------------  --------------

- ------------------------

(1)  Other changes for fiscal 1994, 1993 and 1992 are as follows:

                                                                               1994       1993       1992
                                                                            ----------  ---------  ---------
Foreign currency rate differentials
  Land and land improvements..............................................  $   --      $  --      $  --
  Buildings and leasehold improvements....................................        (372)      (791)      (216)
  Equipment and fixtures..................................................        (822)    (1,695)      (781)
                                                                            ----------  ---------  ---------
  Total foreign currency rate differential................................      (1,194)    (2,486)      (997)
Transfers to other assets.................................................     (29,808)    (7,094)       (85)
                                                                            ----------  ---------  ---------
Total other changes.......................................................  $  (31,002) $  (9,580) $  (1,082)
                                                                            ----------  ---------  ---------
                                                                            ----------  ---------  ---------

                                  SCHEDULE IX
                               PRICE/COSTCO, INC.
                             SHORT-TERM BORROWINGS
 FOR THE 52-WEEK PERIODS ENDED AUGUST 28, 1994, AUGUST 29, 1993 AND AUGUST 30,
                                      1992
                             (DOLLARS IN THOUSANDS)

                                                                    MAXIMUM AMOUNT      AVERAGE AMOUNT      WEIGHTED AVERAGE
CATEGORY OF AGGREGATE            BALANCE AT    WEIGHTED AVERAGE   OUTSTANDING DURING  OUTSTANDING DURING  INTEREST RATE DURING
 SHORT-TERM BORROWINGS          END OF PERIOD  INTEREST RATE (1)      THE PERIOD        THE PERIOD (2)      THE PERIOD (2)(3)
- ------------------------------  -------------  -----------------  ------------------  ------------------  ---------------------
PERIOD ENDED AUGUST 28, 1994
  Bank borrowings:
    U.S. (4)..................   $   --                    --   % $        142,000    $        16,786                 3.46     %
    Canadian (5)..............       --              --                     25,369              8,072                 6.47
  Commercial Paper (6)........       149,340             4.84              149,340             35,655                 3.92

PERIOD ENDED AUGUST 29, 1993
  Bank borrowings:
    U.S. (4)..................  $    --                    --   % $         55,000    $        15,455                 3.56     %
    Canadian (5)..............         4,097             5.75               12,358              3,295                 6.05
  Commercial Paper (6)........        18,996             3.30               55,000             16,119                 3.29

PERIOD ENDED AUGUST 30, 1992
  Bank borrowings.............  $    --                    --   % $      --           $     --                          --     %
  Commercial Paper............       --              --                  --                 --                   --

- ------------------------
(1)  The interest rate effective on borrowings at the end of the period.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 364 days.

(3)  The weighted  average  interest rate  during  the period  was  computed  by
     dividing   the  actual   interest  expense   by  average   short-term  debt
     outstanding.

(4) U.S. bank borrowings represent borrowings under a senior revolving credit agreement with a termination date of March 30, 1994.

(5) Canadian bank borrowings represent borrowings under a senior revolving credit agreement with a termination date of December 31, 1993.

(6) Commercial paper maturities range from overnight to 8 weeks from date of issuance.

                                 EXHIBIT INDEX

   EXHIBIT NO.                                              DESCRIPTION
- -----------------  ---------------------------------------------------------------------------------------------

        2(a)       Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc................................
        3(a)       Restated Certificate of Incorporation of Price/Costco, Inc. (4)
        3(b)       Bylaws of Price/Costco, Inc. (9)
        3(c)       Form of Amended and Restated Bylaws of Price/Costco, Inc. to become effective as specified in the Amended and Restated Agreement of Transfer and Plan of Exchange (see Exhibit 2(a)
                    above). (10)
        4(a)(1)    Specimen of 5 1/2% Convertible Subordinated Debenture. (1)
        4(a)(2)    Form of Indenture by and between Price and First Interstate Bank of California, as Trustee,
                    with respect to the 5 1/2% Convertible Subordinated Debentures. (1)
        4(a)(3)    Supplemental Indenture dated as of October 21, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible
                    Subordinated Debentures. (7)
        4(a)(4)    Supplemental Indenture dated as of October 22, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible
                    Subordinated Debentures. (7)
        4(a)(5)    Incorporated by reference in Form 8-A filed with respect to the Registration Statement of the
                    Company's 5 1/2% Convertible Subordinated Debentures dated December 21, 1993
        4(a)(6)    Incorporated by reference in Form 15 with respect to the notice of termination of the
                    Registration of Price's 5 1/2% Convertible Subordinated Debentures dated January 3, 1994
        4(b)(1)    Specimen of 6 3/4% Convertible Subordinated Debenture (2)
        4(b)(2)    Form of Indenture by and between Price and First Interstate Bank of California, as Trustee,
                    with respect to the 6 3/4% Convertible Subordinated Debentures (2)
        4(b)(3)    Supplemental Indenture dated as of October 21, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible
                    Subordinated Debentures (7)
        4(b)(4)    Supplemental Indenture dated as of October 22, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible
                    Subordinated Debentures (7)
        4(b)(5)    Notice and offer to purchase by PriceCostco, Inc. and The Price Company to First Interstate
                    Bank of California, as trustee and Holders of 6 3/4% Convertible Subordinated Debentures of
                    The Price Company (6)
        4(b)(6)    Incorporated by reference in Form 8-A filed with respect to the Registration Statement of the
                    Company's 6 3/4% Convertible Subordinated Debentures dated December 21, 1993
        4(b)(7)    Incorporated by reference in Form 15 with respect to the notice of termination of the
                    Registration of Price's 6 3/4% Convertible Subordinated Debentures dated January 3, 1994
        4(c)(1)    Specimen of 5 3/4% Convertible Subordinated Debenture (5)
        4(c)(2)    Copy of the form of Indenture dated as of May 15, 1992 between Costco and First Trust
                    National Association, as Trustee (5)
        4(c)(3)    Copy of First Supplemental Indenture dated as of October 21, 1993 between Costco, PriceCostco and First Trust National Association, as Trustee (8)
        4(c)(4)    Incorporated by reference in Form 15 with respect to the notice of termination of the registration of Costco's 5 3/4% Convertible Subordinated Debentures dated December 21, 1993
        4(d)       Form of Price/Costco, Inc. Stock Certificate (4)

       10(a)       The Price/Costco, Inc. 1993 Combined Stock Grant and Stock Option Plan (4)...................
       10(b)       Form of Indemnification Agreement............................................................
       10(c)       Special Severance Agreement (12)
       10(j)(5)    Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana
                    S.A. de C.V. to form a Corporate Joint Venture (7)
       10(z)(1)    A $250,000 Short-Term Revolving Credit Agreement among Price/Costco, Inc. and a group of fourteen banks dated January 31, 1994 (12)
       10(z)(2)    A 250,000 Extended Revolving Credit Agreement among Price/Costco, Inc. and a group of fourteen banks, dated January 31, 1994 (12)
       10(z)(3)    Revolving Credit Agreement, dated as of August 28, 1994, between Price/ Costco, Inc. and
                    Price Enterprises, Inc. (11)
         23.1      Consent of Arthur Andersen LLP...............................................................
         23.2      Report of Ernst & Young LLP on The Price Company Fiscal 1993 Annual Report...................
         27.1      Financial Data Schedule......................................................................

- ------------------------
 (1) Registration Statement of The Price Company on Form SE filed February 12, 1987 is hereby incorporated by reference

 (2) Registration Statement of The Price Company on Form S-3 (File No. 33-38966) filed February 27, 1991 is hereby incorporated by reference

 (3) Incorporated herein by reference to the identical exhibit filed as part of The Price Company's Form 10-K for the fiscal year ending August 31, 1991

 (4) Incorporated by reference to the Registration Statement of Price/Costco, Inc. Form S-4 (File No. 33-50359) dated September 22, 1993

 (5) Incorporated by reference to Costco's Registration Statement on Form S-3 (File No. 33-47750) filed May 22, 1992

 (6) Incorporated by reference to Schedule 13E-4 of The Price Company and Price/Costco, Inc. filed November 4, 1993

 (7) Incorporated by reference to the exhibits filed as part of Amendment No. 1 to the Registration Statement on Form 8-A of The Price Company

 (8) Incorporated by reference to the exhibits filed as part of Amendment No. 2 to the Registration Statement on Form 8-A of Costco

 (9) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K/A of Price/Costco, Inc. for the fiscal year ended August 29, 1993

(10) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price Enterprises, Inc. (File No. 33-55481) filed on September 15, 1994

(11) Incorporated by reference to the exhibits filed as part of Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. (File No. 33-55481) filed on November 3, 1994

(12) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/Costco, Inc. for the 12 weeks ended February 13, 1994