Form 10-Q
period 1994-11-20
PRICE/COSTCO INC
filed 1994-12-23
CIK 909832

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

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 20, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______________________ TO  _____________________

                         COMMISSION FILE NUMBER 0-20355

                               PRICE/COSTCO, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               33-0572969
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

                           10809 - 120TH AVENUE N.E.
                           KIRKLAND, WASHINGTON 98033
                    (Address of principal executive offices)

                                 (206) 803-8100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ______________ NO ______________

    The registrant had 217,843,000 common shares, par value $.01, outstanding at December 7, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1 -- FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets....................................................................           8
  Condensed Consolidated Statements of Operations..........................................................           9
  Condensed Consolidated Statements of Cash Flows..........................................................          10
  Notes to Condensed Consolidated Financial Statements.....................................................          11
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............           3

                                              PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS................................................................................           6
ITEM 2 -- CHANGES IN SECURITIES............................................................................           6
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................................................           6
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................           6
ITEM 5 -- OTHER INFORMATION................................................................................           6
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................................................           6
  Exhibit (28) -- Independent Public Accountants' Letter...................................................          19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of November 20, 1994, and the audited condensed consolidated balance sheet as of August 28, 1994, and unaudited condensed consolidated statements of operations and cash flows for the 12-week periods ended November 20, 1994, and November 21, 1993, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 1995 is a 53-week year with period 13 consisting of five weeks ending on September 3, 1995. The first, second and third quarters consist of 12 weeks each and the fourth quarter consists of 17 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1994 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 20, 1994, AND NOVEMBER 21, 1993 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for first quarter of fiscal 1995 reflect net income of $48,527 or $0.22 per share as compared to a net loss of $32,991 or $0.15 per share in the first quarter of fiscal 1994. The loss in the first quarter of the prior year includes a provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $0.36 per share after tax) related to the merger of the Price Company and Costco Wholesale Corporation (the "Merger"). The Merger was approved by Price and Costco shareholders and completed on October 21, 1993.

    CONTINUING OPERATIONS

    Income from continuing operations for the first quarter of fiscal 1995 was $48,527 or $0.22 per share, compared to a loss from continuing operations for the first quarter of fiscal 1994 of $36,938 or $0.17 per share. Excluding the $120,000 pre-tax merger and restructuring charge, income from continuing operations for the first quarter of fiscal 1994 would have been $43,062 or $0.19 per share.

    Net sales increased approximately 10% to $3,943,718 in the first quarter of fiscal 1995 from $3,599,797 in the first quarter of fiscal 1994. This increase was due to: (i) sales at the 11 new warehouses opened during the first quarter of fiscal 1995, which increase was partially offset by sales at 4 warehouses closed during the first quarter of fiscal 1995 that were in operation during the first quarter of fiscal 1994; and (ii) increased sales at 29 warehouses that were opened since the first quarter of 1994 and that were in operation for the first quarter of fiscal year 1995, and (iii) an increase in sales at existing locations opened prior to fiscal 1994. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased approximately 1% for the first quarter of fiscal 1995 compared to negative 5% during the first quarter of fiscal 1994. The favorable rate of comparable sales was attributed to the positive effect on sales of relocating six warehouses in existing markets since the first quarter of fiscal 1994 and improving operating results in the Eastern United States. Comparable sales results were negatively impacted by sales cannibalization caused by the company's warehouse expansion in Northern California and the Pacific Northwest during the past several months.

    Membership fees and other revenue increased 6% from $81,330, or 2.26% of net sales, in the first quarter of fiscal 1994 to $86,205, or 2.19% of net sales in the first quarter of fiscal 1995. This increase reflects membership sign-ups at the 29 new warehouses opened since the first quarter of fiscal 1994 and the partial year effect of membership fee increases implemented in January 1994. As anticipated, the Company experienced a decline in membership renewals at existing warehouses due to overlapping memberships and offering Price and Costco members reciprocal member privileges effective November 1, 1993. The negative impact of the reciprocal member privileges on membership fee revenue is expected to be a less significant factor after November 1994.

    Gross margin (defined as net sales minus merchandise costs) increased 12% from $327,627, or 9.10% of net sales in the first quarter of fiscal 1994 to $366,274, or 9.29% of net sales in the first quarter of fiscal 1995. The increase in the gross margin as a percentage of net sales is the result of greater purchasing power realized since the Merger. The gross margin figures reflect accounting for merchandise inventory costs on the last-in, first-out
(LIFO) method. For the first quarter of fiscal 1995 there was a $2,500 LIFO charge or $.01 per share due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $1,900 LIFO charge or $.01 per share in the first quarter of fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales increased from 8.79% the during the first quarter of fiscal 1994 to 8.88% during the first quarter of fiscal 1995, reflecting higher expenses associated with international expansion and certain ancillary operations partially offset by lower expenses associated with implementing front-end scanning and automated receiving at certain existing warehouses.

    Preopening expenses totaled $6,991 or 0.18% of net sales during the first quarter of fiscal 1995 compared to $11,130 or 0.31% of net sales during the first quarter of fiscal 1994. During the first quarter of fiscal 1995 the Company opened 11 new warehouses, including 4 relocations (which generally incur lower preopening costs) as compared to 12 new warehouses during the first quarter of fiscal 1994. In addition, the Company opened 8 new warehouses subsequent to the first quarter of fiscal 1994 in which a significant portion of the preopening costs were expensed in the first quarter of fiscal 1994, as compared to 3 new warehouses opened subsequent to the first quarter of 1995.

    Interest expense totaled $10,823 in the first quarter of fiscal 1994 compared to $14,139 in the first quarter of fiscal 1995. In both fiscal quarters interest was incurred on the convertible subordinated debentures, borrowings on the Company's bank lines and commercial paper programs. Interest income and other totaled $2,522 in the first quarter of fiscal 1994, compared to $1,079 in the first quarter of fiscal 1995. Interest income decreased during the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 due to lower average cash balances on hand.

    The effective income tax rate (excluding the merger and restructuring charge) on earnings in the first quarter of both fiscal 1994 and 1995 was 41%.

    DISCONTINUED OPERATIONS

    For the first quarter of fiscal 1995, income from discontinued real estate operations (approximately $.01 per share) is not included in operating results for periods subsequent to the announcement date (fourth quarter of fiscal 1994) and through the date of disposal (second quarter of fiscal 1995). In the first quarter of fiscal 1994, there was after-tax income from discontinued real estate operations of $3,947, or $.02 per share, including a $4,210 pre-tax gain ($.01 per share after tax) on the sale of a shopping center. Upon completion of the spin-off of Price Enterprises, the Company will adjust its estimated loss on disposal of the discontinued real estate segment recorded in the fourth quarter of fiscal 1994 to the actual loss based on the trading price of Price Enterprises' common stock following the completion of the Exchange Offer. The Exchange Offer expired on December 20, 1994 in accordance with the terms of the Exchange Offer.

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

    In the first quarter of fiscal 1995, net cash used in operating activities totalled $37,906 and cash invested in property and equipment totalled $96,608. These activities, among others, were financed by additions to notes payable of $162,702.

    Expansion plans for the United States and Canada during fiscal 1995 are to open approximately 30 new warehouse clubs including 6 locations that will replace existing warehouses. The Company also expects to continue expansion of its international operations. The Company opened two warehouses in the United Kingdom through a 60%-owned subsidiary in fiscal 1994, with a third location due to open in June, 1995. In October 1994, under a licensing agreement with PriceCostco, a Price Club opened in Seoul, Korea. The Company has a 50% interest in a joint venture that operates 11 warehouse clubs as of December, 1994 in Mexico. On December 6, 1994 the Company announced a non-binding expression of intent to sell to Comercial Mexicana or its assignee the Company's 50% interest in the Mexico operations.

    While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $450,000 to $500,000 during fiscal 1995 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $25,000 to $75,000 for international expansion, including the United Kingdom and other potential ventures. These expenditures will be financed with a combination of cash, cash equivalents and short-term investments, which totaled $62,906 at August 28, 1994 and $85,035 at November 20, 1994; short-term borrowings under revolving credit facilities and/or commercial paper facilities; possible issuance of long-term debt; and other financing sources as required.

    The Company has a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At November 20, 1994 and December 21, 1994, the amounts outstanding under the Company's commercial paper program were $312,042 and $54,000, respectively. The Company expects to renew the $250,000 portion of the loan facility expiring on January 30, 1995, at substantially the same terms.

    In addition, the Company's wholly-owned Canadian subsidiary has a $65,800 line of credit with a group of four Canadian banks of which $29,200 expires on February 27, 1995 (the short-term portion) and $36,600 expires in various amounts through January 5, 1998 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At November 20, 1994, no amounts were outstanding under these programs. The Company expects to renew the $29,200 short-term portion of the line of credit expiring on February 27, 1995 at substantially the same terms.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $248,000. The outstanding commitments under these facilities at November 20, 1994 was approximately $91,000, including approximately $53,000 in standby letters for workers' compensation requirements.

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). At November 20, 1994, the working capital deficit totaled $134,600 compared to a working capital deficit of $113,000 at August 28, 1994. This change is primarily related to an increase in cash and cash equivalents of $31,400, a decrease in short-term investments and restricted cash of $9,000, and an increase in net inventories (defined as merchandise inventories less accounts payable) of $104,400.

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

    On December 19, 1994, PriceCostco was served with a Complaint in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874, United States District Court, Western District of Washington. The Complaint alleges violation of certain state and federal laws arising from the Exchange Transaction. The Company believes that this suit is without merit and will vigorously defend against this suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on January 27, 1995 at the Bellevue Inn in Bellevue, Washington. Matters to be voted on are included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to stockholders in December 1994.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

        (28) Independent Public Accountants' Letter

    (b) No reports on Form 8-K were filed for the 12 weeks ended November 20, 1994.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

Date: December 22, 1994               /s/ JAMES D. SINEGAL
                                 ------------------------------
                                        James D. Sinegal
                                  PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER

Date: December 22, 1994              /s/ RICHARD A. GALANTI
                                 ------------------------------
                                       Richard A. Galanti
                                    EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                      NOVEMBER 20,    AUGUST 28,
                                                                                          1994           1994
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.........................................................  $      85,035  $      53,638
  Short-term investments............................................................       --                9,268
  Receivables, net..................................................................        154,580        130,278
  Merchandise inventories...........................................................      1,724,289      1,260,476
  Other current assets..............................................................         75,330         80,638
                                                                                      -------------  -------------
    Total current assets............................................................      2,039,234      1,534,298
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements..........................................        905,870        878,858
  Buildings and leasehold improvements..............................................      1,156,911      1,091,073
  Equipment and fixtures............................................................        549,572        523,310
  Construction in progress..........................................................         60,751         78,264
                                                                                      -------------  -------------
                                                                                          2,673,104      2,571,505
  Less -- accumulated depreciation and amortization.................................       (454,411)      (425,109)
                                                                                      -------------  -------------
    Net property and equipment......................................................      2,218,693      2,146,396
                                                                                      -------------  -------------
OTHER ASSETS........................................................................        107,210        110,654
INVESTMENT IN PRICE CLUB MEXICO JOINT VENTURE.......................................         69,186         67,226
DISCONTINUED OPERATIONS.............................................................        377,085        377,085
                                                                                      -------------  -------------
                                                                                      $   4,811,408  $   4,235,659
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit.....................................  $       4,053  $       6,804
  Notes payable.....................................................................        312,042        149,340
  Accounts payable..................................................................      1,432,789      1,073,326
  Accrued salaries and benefits.....................................................        204,413        207,570
  Accrued sales and other taxes.....................................................         92,945         81,736
  Other current liabilities.........................................................        127,627        128,531
                                                                                      -------------  -------------
    Total current liabilities.......................................................      2,173,869      1,647,307
LONG-TERM DEBT......................................................................        795,229        795,492
DEFERRED INCOME TAXES AND OTHER LIABILITIES.........................................         72,263         73,121
                                                                                      -------------  -------------
    Total liabilities...............................................................      3,041,361      2,515,920
                                                                                      -------------  -------------
MINORITY INTEREST...................................................................         35,073         34,779
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized;
   no shares issued and outstanding.................................................       --             --
  Common stock $.01 par value; 900,000,000 shares authorized;
   217,839,000 and 217,795,000 shares issued and outstanding........................          2,178          2,178
  Additional paid-in capital........................................................        582,557        582,148
  Accumulated foreign currency translation..........................................        (41,502)       (42,580)
  Retained earnings.................................................................      1,191,741      1,143,214
                                                                                      -------------  -------------
    Total stockholders' equity......................................................      1,734,974      1,684,960
                                                                                      -------------  -------------
                                                                                      $   4,811,408  $   4,235,659
                                                                                      -------------  -------------
                                                                                      -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        12 WEEKS       12 WEEKS
                                                                                          ENDED          ENDED
                                                                                      NOVEMBER 20,   NOVEMBER 21,
                                                                                          1994           1993
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)    (UNAUDITED)
REVENUE
  Net sales.........................................................................  $   3,943,718  $   3,599,797
  Membership fees and other.........................................................         86,205         81,330
                                                                                      -------------  -------------
    Total revenue...................................................................      4,029,923      3,681,127
OPERATING EXPENSES
  Merchandise costs.................................................................      3,577,444      3,272,170
  Selling, general and administrative...............................................        350,178        316,559
  Preopening expenses...............................................................          6,991         11,130
                                                                                      -------------  -------------
    Operating income................................................................         95,310         81,268
OTHER INCOME (EXPENSE)
  Interest expense..................................................................        (14,139)       (10,823)
  Interest income and other.........................................................          1,079          2,522
  Provision for merger and restructuring costs......................................       --             (120,000)
                                                                                      -------------  -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES..........         82,250        (47,033)
  Provision (benefit) for income taxes..............................................         33,723        (10,095)
                                                                                      -------------  -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS............................................         48,527        (36,938)
DISCONTINUED OPERATIONS:
  Income, net of tax................................................................       --                3,947
                                                                                      -------------  -------------
  NET INCOME (LOSS).................................................................  $      48,527  $     (32,991)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE --
FULLY DILUTED:
  Continuing operations.............................................................  $        0.22  $       (0.17)
  Discontinued operations:
    Income, net of tax..............................................................       --                 0.02
                                                                                      -------------  -------------
  Net income (loss).................................................................  $        0.22  $       (0.15)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
    Shares used in calculation (000's)..............................................        239,757        217,191

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      12 WEEKS    12 WEEKS
                                                                                        ENDED       ENDED
                                                                                      NOVEMBER    NOVEMBER
                                                                                      20, 1994    21, 1993
                                                                                     ----------- -----------
                                                                                     (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).................................................................. $   48,527 $  (32,991)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................     30,790     27,769
    Increase in merchandise inventories..............................................   (464,024)   (344,726)
    Increase in accounts payable.....................................................    359,636    272,579
    Other............................................................................    (12,835)     58,057
                                                                                     ----------- -----------
      Total adjustments..............................................................    (86,433)     13,679
                                                                                     ----------- -----------
      Net cash used in operating activities..........................................    (37,906)    (19,312)
                                                                                     ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment................................................    (96,608)   (141,961)
  Additions to non-club real estate investments......................................     --        (28,446)
  Proceeds from the sale of property and equipment...................................        202     28,059
  Decrease in short-term investments and restricted cash.............................      9,268     38,050
  Increase in other assets and other.................................................     (4,089)    (46,249)
                                                                                     ----------- -----------
      Net cash used in investing activities..........................................    (91,227)   (150,547)
                                                                                     ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to notes payable.........................................................    162,702     99,784
  Changes in bank checks outstanding, less cash on deposit...........................     (2,797)     (2,042)
  Exercise of stock options, including income tax benefit............................        410      3,780
  Other..............................................................................         10       (772)
                                                                                     ----------- -----------
      Net cash provided by financing activities......................................    160,325    100,750
                                                                                     ----------- -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................................        205       (376)
                                                                                     ----------- -----------
Net increase (decrease) in cash and cash equivalents.................................     31,397    (69,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................     53,638    120,227
                                                                                     ----------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................... $   85,035 $   50,742
                                                                                     ----------- -----------
                                                                                     ----------- -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized).............................................. $   25,398 $   23,417
  Income taxes....................................................................... $   19,617 $    8,410
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Owned property was transferred or invested as follows:
  Property and equipment............................................................. $    6,100 $  (42,345)
  Non-club real estate investments...................................................     --         43,524
  Other assets.......................................................................     (6,100)     (1,179)

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Price/Costco, Inc. (a Delaware corporation) and its subsidiaries (PriceCostco or the Company.) PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries (Price), and Costco Wholesale Corporation and subsidiaries (Costco.) On October 21, 1993, Price and Costco became wholly owned subsidiaries of PriceCostco. These unaudited consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Price and Costco for all periods presented.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended August 28, 1994.

    BUSINESS

    The Company historically operated in two reporting business segments: a cash and carry merchandising operation and a non-club real estate operation. As of July 1994 the Company discontinued its non-club real estate operations. The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 1995 is 53 weeks with period 13 consisting of 5 weeks ending on September 3, 1995. The first, second and third quarters consist of 12 weeks each and the fourth quarter consists of 17 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $9,150 and $6,650 higher at November 20, 1994 and August 28, 1994, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. For the quarter ended November 20, 1994 this calculation eliminated interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures. The quarter ended November 21, 1993 does not reflect the effect of options, warrants and convertible debentures as they were not dilutive for either primary or fully-diluted purposes.

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- MERGER OF PRICE AND COSTCO
    On October 21, 1993, the shareholders of both Price and Costco approved the mergers of Price and Costco into subsidiaries of PriceCostco (the Merger). Pursuant to the Merger, Price and Costco became subsidiaries of PriceCostco. Shareholders of Price received 2.13 shares of PriceCostco common stock for each share of Price common stock and shareholders of Costco received one share of PriceCostco common stock for each share of Costco.

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

    Components of the $120,000 provision for merger and restructuring expenses, including amounts expended and the remaining accrual related to completing the merger and restructuring effort at November 20, 1994, are as follows:

                                                                                  AMOUNTS    ESTIMATE TO
                                                                                 EXPENDED     COMPLETE
                                                                                -----------  -----------
Direct transaction expenses including investment banking, legal, accounting,
 printing, filing and other professional fees.................................  $    24,548   $  --
Cost of closing eight operating warehouses including property write-downs, severance, future lease costs, and other closing expenses; write-downs of abandoned warehouse projects and restructuring of redundant international
 expansion efforts............................................................       24,948      --
Costs of consolidating central administrative functions including information systems, accounting, merchandising and human resources and costs associated with restructuring regional and warehouse support activities including merchandise re-alignment and distribution, all of which is expected to be
 completed in fiscal 1995.....................................................       30,787       8,213
Costs of converting management information systems, primarily merchandising, operating, and membership systems in fiscal 1994 and planned conversion of
 payroll, sales audit, and other systems in fiscal 1995.......................       14,452       6,548
Other expenses................................................................        9,728         776
                                                                                -----------  -----------
    Total.....................................................................  $   104,463   $  15,537
                                                                                -----------  -----------
                                                                                -----------  -----------

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- MERGER OF PRICE AND COSTCO (CONTINUED)
    The following summarizes amounts reported by Price and Costco prior to the Merger for the first quarter of fiscal 1994.

                                                     CONTINUING OPERATIONS
                                        -----------------------------------------------
                                                       MEMBERSHIP FEES                   INCOME FROM DISCONTINUED
                                          NET SALES       AND OTHER          INCOME             OPERATIONS
                                        -------------  ----------------  --------------  ------------------------
Fiscal 1994
  Price (8 weeks prior to the
   Merger)............................  $   1,092,891     $   28,525     $    10,145            $    3,092
  Costco (8 weeks prior to the
   Merger)............................      1,204,765         23,818           9,301                --
  PriceCostco (4 weeks after the
   Merger)............................      1,302,141         28,987         (56,384)                  855
                                        -------------       --------     --------------            -------
  Combined............................  $   3,599,797     $   81,330     $   (36,938)(a)        $    3,947
                                        -------------       --------     --------------            -------
                                        -------------       --------     --------------            -------

- ------------------------
(a) Income from continuing operations in fiscal 1994 includes the provision for merger and restructuring expenses of $120,000 pre-tax ($80,000 after tax).

NOTE (3) -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS

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

    Pursuant to the Transfer and Exchange Agreement, PriceCostco will offer to exchange one share of Price Enterprises Common Stock for each share of PriceCostco Common Stock, up to a maximum of 27 million shares of Price Enterprises Common Stock (the Exchange Offer). If more than 27 million shares of PriceCostco Common Stock are validly tendered and not withdrawn in the Exchange Offer prior to the expiration thereof, then PriceCostco will accept 27 million shares on a pro rata basis and shares of Price Enterprises Common Stock will be exchanged therefor. If the number of shares of PriceCostco Common Stock validly tendered in the Exchange Offer by holders of PriceCostco Common Stock is less than 21.6 million, PriceCostco will accept such validly tendered shares for exchange and will distribute the remaining shares of Price Enterprises Common Stock pro rata to PriceCostco stockholders. If the number of shares of PriceCostco Common Stock validly tendered in the Exchange Offer by holders of PriceCostco Common Stock is greater than 21.6 million, but less than 27 million, PriceCostco will accept such validly tendered shares for exchange and will, at its option, either (i) distribute the remaining shares of Price Enterprises Common Stock pro rata to PriceCostco stockholders or (ii) sell such remaining shares to Price Enterprises in exchange for a promissory note.

    The following real estate related assets have been or will be transferred to Price Enterprises:

    - Substantially all of the real estate properties which historically formed the non-club real estate segment of PriceCostco.

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3) -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
            OPERATIONS (CONTINUED)
    - Four existing Price Club warehouses ("Warehouse Properties") which are adjacent to existing non-club real estate properties which are being leased back to PriceCostco effective August 29, 1994, at initial collective annual rentals of approximately $8,600.

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

    Mexico Clubs will own the Company's 50% interest in Price Club de Mexico and affiliates (Price Club Mexico), a 50-50 joint venture with Controladora Comercial Mexicana S.A. de C.V., which develops, owns and operates Price Clubs in Mexico. The investment in Price Club Mexico is accounted for under the equity method. At December 1994, eleven Price Clubs were in operation in Mexico. The Company owns a 49% interest in Mexico Clubs.

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

    For purposes of governing the ongoing relationships between PriceCostco, Price Enterprises, and the Subsidiary Corporations, PriceCostco and Price, on the one hand, and Price Enterprises and the Subsidiary Corporations, on the other, have entered into operating agreements. PriceCostco and Price, on the one hand, and Price Enterprises and each of Price Global and Price Quest, on the other, have entered into stockholders agreements to clarify certain rights and obligations of PriceCostco and Price Enterprises as stockholders of Price Global and Price Quest. Price and Price Enterprises have entered into a Limited Liability Company Agreement with respect to Mexico Clubs that sets forth the rights and obligations of each of Price and Price Enterprises with respect to its membership interest in Mexico Clubs. PriceCostco and Price Enterprises have entered into an unsecured revolving credit agreement under which PriceCostco has agreed to advance Price Enterprises up to a maximum principal amount of $85 million (reduced by the net proceeds from the sale of certain commercial properties).

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3) -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
            OPERATIONS (CONTINUED)
DISCONTINUED OPERATIONS

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

    Additionally, the Warehouse Properties, and City Notes transferred to Price Enterprises as of August 28, 1994 have been included in the net assets of the discontinued operations as of November 20, 1994 and August 28, 1994, in the accompanying consolidated balance sheets. The operating results and net assets of the Subsidiary Corporations transferred to Price Enterprises are included in continuing operations because they were not related to the discontinued real estate operations.

    GAINS ON SALE OF NON-CLUB REAL ESTATE PROPERTIES

    During the first quarter fiscal 1994, the Company entered into a transaction with The Price REIT, Inc. (REIT). On October 1, 1993, the Company sold a single shopping center and adjacent Price Club (which is being leased back to the Company) for $28,200. The Company recorded a $4,210 pre-tax gain in connection with this sale. No gain was recognized for the portion of the sale involving the Price Club warehouse which is being leased back.

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

    As indicated above, the estimated loss was determined assuming that the Exchange Offer would be fully subscribed. Any subsequent adjustment to the estimated loss will be affected by the extent to which the Exchange Offer is subscribed. If the Exchange Offer is at least 80% subscribed and PriceCostco elects to sell the unsubscribed shares to Price Enterprises for a note, the loss on the Transaction will be the same as if it were fully subscribed. Any unsubscribed shares distributed to stockholders pro rata will be excluded from the loss determination and accounted for as a dividend. The dividend will be measured by the book value per share of Price Enterprises shares distributed and will be is charged directly to retained earnings. Furthermore, to the extent that the Price Enterprises'

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3) -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
            OPERATIONS (CONTINUED)
fair market value per share differs from the estimated share price used above, the per share difference times the number of shares exchanged will be reclassified from the loss on disposal reflected in the income statement and included in the cost of the Company's treasury shares acquired. In measuring the actual loss on the Exchange Transaction, PriceCostco expects to measure the fair market value of Price Enterprises' stock based on the average closing sales price of Price Enterprises Common Stock during the 20 trading days commencing on the sixth trading day following the closing of the Exchange Offer. However, other factors may also need to be considered in making the final determination.

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

    UNAUDITED SELECTED PRO FORMA INFORMATION

    The following unaudited pro forma selected balance sheet data of PriceCostco as of November 20, 1994 reflects the unaudited pro forma adjustments of the Exchange Transaction as if it had occurred on November 20, 1994, regardless of the ultimate treatment of the estimated loss on disposal as discussed above:

                                                                                      PRO FORMA
                                                                      HISTORICAL    ADJUSTMENTS (A)   PRO FORMA
                                                                     -------------  --------------  -------------
                                                     ASSETS

Discontinued operations; net assets................................  $     377,085   $   (377,085)  $    --
Investment in Price Club Mexico....................................         67,226        (34,285)         32,941
Total assets.......................................................      4,235,659       (415,477)      3,820,182

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt.....................................................        795,492        --              795,492
Stockholders' equity...............................................      1,684,960       (411,750)      1,273,210

- ------------------------
(a) The unaudited pro forma adjustments to the selected balance sheet data reflect the elimination of net assets of Price Enterprises including the discontinued operations net assets and the net assets of the Subsidiary Corporations.

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (4) -- DEBT

    BANK LINES OF CREDIT

    The company has a domestic multiple option loan facility with a group of 14 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1995, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. Notes payable at November 20, 1994, in the accompanying balance sheet consist of amounts outstanding under the Company's commercial paper program. The Company expects to renew the $250,000 portion of the loan facility expiring on January 30, 1995, at substantially the same terms.

    In addition, the Company's wholly-owned Canadian subsidiary has a $65,800 line of credit with a group of four Canadian banks of which $29,200 expires on February 27, 1995 (the short-term portion) and $36,600 expires in various amounts through January 5, 1998 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At November 20, 1994, no amounts were outstanding under these programs. The Company expects to renew the $29,200 short-term portion of the line of credit expiring on February 27, 1995 at substantially the same terms.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $248,000. The outstanding commitments under these facilities at November 20, 1994 were approximately $91,000 including approximately $53,000 in standby letters for workers' compensation requirements.

NOTE (5) -- INCOME TAXES
    The following is a reconciliation of the federal statutory tax rate to the effective tax rate from continuing operations for the 12 weeks ended November 20, 1994 and November 21, 1993:

                                                             12 WEEKS ENDED      12 WEEKS ENDED NOVEMBER
                                                           NOVEMBER 20, 1994            21, 1993
                                                         ----------------------  -----------------------
Federal statutory tax rate.............................  $  28,788       35.0%   $  (16,462)     (35.0)%
State, foreign and other income taxes, net.............      4,935        6.0        (2,833)      (6.0)
Tax effects of merger-related expenses.................     --             --         9,200       19.5
                                                         ---------      -----    ----------      -----
                                                         $  33,723       41.0%   $  (10,095)     (21.5)%
                                                         ---------      -----    ----------      -----
                                                         ---------      -----    ----------      -----

NOTE (6) -- COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the Court). Subsequently on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of Price's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have filed a Notice of Appeal in the Ninth Circuit Court of Appeals, which was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of

                               PRICE/COSTCO, INC.

                               NOVEMBER 20, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (6) -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
Appeals renders a decision that is adverse to the Company, the Company intends to vigorously defend the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE (7) -- SUBSEQUENT EVENTS
    On December 1, 1994 the Company and Controladora Comercial Mexicana, S.A. de C.V. (Comercial Mexicana) executed a non-binding expression of intent to sell to Comercial Mexicana or its assignee the Company's 50% interest in Price Club Mexico for $95 million. Comercial Mexicana currently owns the remaining 50% interest in Price Club Mexico. The gain on the sale will be recorded in the period that the transaction is consummated, and net proceeds from the sale of Price Club Mexico will be divided 49% to PriceCostco and 51% to Price Enterprises. In addition, the non-binding expression of intent contemplates that PriceCostco and Price Club Mexico will enter into agreements with respect to the use by Price Club Mexico of the name "Price Club", sourcing of certain merchandise and certain other training and software arrangements. There can be no assurances that the parties will enter into definitive agreements or that, if such agreements are entered into, that the terms will not vary from the terms described above.

    On December 19, 1994, PriceCostco was served with a Complaint in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874, United States District Court, Western District of Washington. The Complaint alleges violation of certain state and federal laws arising from the Exchange Transaction. The Company believes that this suit is without merit and will vigorously defend against this suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    PriceCostco closed the Exchange Transaction on December 21, 1994. Approximately 23,040,000 shares of PriceCostco common stock were tendered in the Exchange Transaction. Based upon the preliminary count, PriceCostco will hold approximately 3,960,000 shares of Price Enterprises common stock. Pursuant to the Exchange Agreement between PriceCostco and Price Enterprises, PriceCostco may, at its option, either (i) distribute the remaining shares of Price Enterprises common stock on a pro-rata basis to PriceCostco stockholders; or
(ii) sell such shares to Price Enterprises in exchange for a promissory note. PriceCostco will exercise this option no later than January 23, 1995. If the Company elects to dividend the Price Enterprises shares, all PriceCostco stockholders as of a record date in January will be distributed shares of stock of Price Enterprises on a pro-rata basis. Alternatively, if the Company elects to sell the 3,960,000 shares to Price Enterprises, PriceCostco will sell the shares based upon the average closing price of Price Enterprises common stock based upon a 20-trading day period beginning on December 29, 1994.