Form 10-Q/A
period 1994-11-20
PRICE/COSTCO INC
filed 1995-01-24
CIK 909832

===============================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ----------------------


                                 FORM 10-Q/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 20, 1994


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ------------

                        COMMISSION FILE NUMBER 0-20355



                              PRICE/COSTCO, INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                   33-0572969
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                             10809 - 120TH AVENUE N.E.
                            KIRKLAND, WASHINGTON 98033
                     (Address of principal executive offices)


                                 (206) 803-8100
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                             ---   ---

     The registrant had 217,843,000 common shares, per value $.01, outstanding at December 7, 1994.


===============================================================================

                              PRICE/COSTCO, INC.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A
                                    11/20/94

                       PART I -- FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
ITEM 1 -- FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets ...........................      8
  Condensed Consolidated Statements of Operations .................      9
  Condensed Consolidated Statements of Cash Flows .................     10
  Notes to Condensed Consolidated Financial Statements ............     11
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS ........................................      3


                         PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS .......................................      6
ITEM 2 -- CHANGES IN SECURITIES ...................................      6
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES .........................      6
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....       6
ITEM 5 -- OTHER INFORMATION .......................................      6
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K ........................      6
  Exhibit (28) -- Independent Public Accountants' Letter ..........     19
  Exhibit (27) -- Financial Data Schedules ........................     20