Form 10-Q
PRICE/COSTCO INC
filed 1995-03-29
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 12, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO                  TO

                         COMMISSION FILE NUMBER 0-20355

                               PRICE/COSTCO, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               33-0572969
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                           10809 - 120TH AVENUE N.E.
                           KIRKLAND, WASHINGTON 98033
                    (Address of principal executive office)

                                 (206) 803-8100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    The registrant had 194,817,721 common shares, par value $.01, outstanding at March 10, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1 -- FINANCIAL STATEMENTS............................................    3

  Condensed Consolidated Balance Sheets...................................   11

  Condensed Consolidated Statements of Operations.........................   12

  Condensed Consolidated Statements of Cash Flows.........................   13

  Notes to Condensed Consolidated Financial Statements....................   14

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................    3

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS...............................................    8

ITEM 2 -- CHANGES IN SECURITIES...........................................    8

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES.................................    8

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    9

ITEM 5 -- OTHER INFORMATION...............................................    9

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K................................    9

  Exhibit (27) -- Financial Data Schedule

  Exhibit (28) -- Independent Public Accountants' Letter..................   19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of February 12, 1995, and the condensed consolidated balance sheet as of August 28, 1994, unaudited condensed consolidated statements of operations for the 12- and 24-week periods ended February 12, 1995, and February 13, 1994, and unaudited condensed consolidated statements of cash flows for the 24-week periods then ended are included elsewhere herein. Also included elsewhere herein are notes to the unaudited consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

   COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 12, 1995, AND FEBRUARY 13, 1994
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the second quarter of fiscal 1995 reflect a net loss of $18,592 or $.06 per share compared to net income of $62,275 or $.28 per share in the second quarter of fiscal 1994. The loss in the second quarter of fiscal 1995 includes a non-cash charge of $83,363 or $.37 per share reflecting the final calculation for the loss on the disposal of the discontinued non-club real estate operations which were the principal operations included in the spin-off of Price Enterprises, Inc., a former wholly-owned subsidiary of PriceCostco. The final loss calculation was determined using the method previously disclosed in the Annual Report on Form 10-K and the Offering
Circular/Prospectus. For additional information see below and in Note 3 -- "Spin-off of Price Enterprises, Inc. and Discontinued Operations" to the unaudited condensed consolidated financial statements.

    CONTINUING OPERATIONS

    Income from continuing operations for the second quarter of fiscal 1995 increased 8.5% to $64,771 or $.31 per share (fully diluted) from $59,709 or $0.27 per share (fully diluted) during the second quarter of fiscal 1994. The weighted average number of shares used in the calculation for the second quarter of fiscal 1995 reflects a reduction of 23.2 million outstanding shares of PriceCostco Common Stock beginning on December 20, 1994, following the completion of the spin-off of Price Enterprises.

    Net sales increased 5% to $4,230,160 during the second quarter of fiscal 1995 from $4,019,417 during the second quarter of fiscal 1994. This increase was primarily due to opening 16 warehouses (22 opened, 6 closed) since the end of the second quarter of fiscal 1994. Changes in prices of merchandise did not materially contribute to sales increases.

    Comparable sales, sales in warehouses open for at least a year, remained constant during the second quarter of fiscal 1995. Comparable sales continue to be impacted by several factors, including the following: the effect of sales cannibalization from opening warehouses in existing markets; increased competition in most markets; price deflation in certain merchandise categories; and a 5% decline in the average Canadian dollar exchange rate where the Company derives approximately 17% of net sales.

    Membership fees and other revenue decreased to $77,162 or 1.82% of net sales in the second quarter of fiscal 1995 from $78,245 or 1.95% of net sales in the second quarter of fiscal 1994. The second quarter of fiscal 1994 membership fees and other revenue includes approximately $3,000 of equity in earnings from the Mexico joint venture which in fiscal 1995 has been recorded as part of interest income and other. Membership fees include new membership sign-ups at the 22 warehouses opened since the end of the second quarter of fiscal 1994, and the effect of membership fee increases in certain markets implemented in fiscal 1994, offset by somewhat lower membership renewal rates which is primarily the result of offering reciprocal memberships to Price and Costco members in November 1993 following the Merger.

    Gross margin (defined as net sales minus merchandise costs) increased 8% to $408,366 or 9.65% of net sales in the second quarter of fiscal 1995 from $379,243, or 9.44% of net sales in the second quarter of fiscal 1994. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger and the expanded use of the Company's depot facilities. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarter of fiscal 1995 includes a $2,500 LIFO charge to income due to the use of the LIFO method compared to a $1,900 LIFO charge for the second quarter of fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.47% during the second quarter of fiscal 1995 from 8.52% during the second quarter of fiscal 1994, reflecting lower expenses associated with implementing front-end scanning and automated receiving at certain existing warehouses, offset by higher expenses associated with international expansion and certain ancillary operations. Selling, general and administrative expenses for the second quarter of fiscal 1994 includes a $2,500 pre-tax charge related to costs associated with the January 1994 Los Angeles earthquake.

    Preopening expenses totaled $3,451 or 0.08% of net sales during the second quarter of fiscal 1995 compared to $4,915 or 0.12% of net sales during the second quarter of fiscal 1994. During the second quarter of fiscal 1995, the company opened 3 warehouses compared to 10 warehouses during the second quarter of fiscal 1994. The second quarter of fiscal 1995 also includes an increase in pre-opening expenses associated with expanding fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $13,480 in the second quarter of fiscal 1995 compared to $11,655 in the second quarter of fiscal 1994. The increase in interest expense is primarily related to higher average borrowings and interest rates under the Company's bank lines and commercial paper programs.

    Interest income and other totaled $298 in the second quarter of fiscal 1995 compared to $2,573 in the second quarter of fiscal 1994. Interest income and other decreased in the second quarter of fiscal 1995 due to certain notes receivable being contributed to Price Enterprises as of fiscal 1994 year end and an approximately $2,500 pre-tax charge representing the Company's share of foreign currency exchange losses incurred by Price Club Mexico (in which the Company had a 24.5% interest) due to the recent currency devaluation in Mexico.

    The effective income tax rate on earnings in the second quarter of fiscal 1995 was 41.4% compared to 41.0% effective tax rate in the second quarter of fiscal 1994. The increase in the effective tax rate is the result of operating losses not being tax benefited in certain joint ventures which cannot be consolidated for income tax purposes.

    DISCONTINUED OPERATIONS

    Income from discontinued real estate operations is not included in operating results for periods subsequent to the announcement date (fourth quarter of fiscal 1994) and through the date of disposal (second quarter of fiscal 1995). In the second quarter of fiscal 1994, there was after-tax income from discontinued real estate operations of $2,566 or $.01 per share.

    The second quarter of fiscal 1995 includes a non-cash charge of $83,363, or $.37 per share reflecting the final calculation for the loss on the disposal of the discontinued real estate operations. For additional information, see Note 3 -- "Spin-off of Price Enterprises, Inc. and Discontinued Operations" to the condensed consolidated financial statements.

   COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 12, 1995 AND FEBRUARY 13, 1994 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first half of fiscal 1995 reflect net income of $29,935 or $.16 per share compared to $29,284 or $.13 per share in the first half of fiscal 1994. The results for the first half of fiscal 1995 include a non-cash charge of $83,363, or $.36 per share, reflecting the final calculation for the loss on the disposal of the discontinued real estate operations following the compeltion of the spin-off of Price Enterprises. The operating results for the first half of fiscal 1994 include a provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $0.36 per share after tax) related to the merger of The Price Company and Costco Wholesale Corporation (the "Merger"), which was completed on October 21, 1993.

    CONTINUING OPERATIONS

    Income from continuing operations for the first half of fiscal 1995 was $113,298 or $.52 per share compared to $22,771 or $.10 per share for the first half of fiscal 1994. Excluding the $120,000 pre-tax merger and restructuring charge, income from continuing operations for the first half of fiscal 1994 would have been $102,771 or $.46 per share. The weighted average number of shares used in the calculation for the first half of fiscal 1995 reflects a reduction of 23.2 million outstanding shares of PriceCostco Common Stock beginning on December 20, 1994, following the completion of the spin-off of Price Enterprises.

    Net sales increased 7% to $8,173,878 during the first half of fiscal 1995 from $7,619,214 during the first half of fiscal 1994. This increase was primarily due to opening 16 warehouses (22 opened, 6 closed) since the end of the first half of fiscal 1994. Changes in prices did not materially contribute to sales increases.

    Comparable sales, sales in warehouses open for at least a year, remained constant during the first half of fiscal 1995. Comparable sales continue to be impacted by several factors, including the following: the effect of sales cannibalization from opening warehouses in existing markets; increased competition in most markets; price deflation in certain merchandise categories; and a 4% decline in the average Canadian dollar exchange rate where the Company derives approximately 17% of net sales.

    Membership fees and other revenue increased 2% to $163,367 or 2.00% of net sales in first half of fiscal 1995 from $159,575 or 2.09% of net sales in the first half of fiscal 1994. This increase reflects new membership sign-ups at the 22 warehouses opened since the end of the first half of fiscal 1994, and the effect of membership fee increases implemented in certain markets in fiscal 1994, offset by somewhat lower membership renewal rates at existing warehouses which is primarily the result of offering reciprocal memberships to Price and Costco members effective November, 1993.

    Gross margin (defined as net sales minus merchandise costs) increased 10% to $774,640 or 9.48% of net sales in the first half of fiscal 1995 from $706,870, or 9.28% of net sales in the first half of fiscal 1994. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger and the expanded use of the Company's depot facilities. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. For the first half of fiscal 1995 there was a $5,000 LIFO charge or $.01 per share due to the use of the LIFO method compared to a $3,800 or $.01 per share LIFO charge in the first half of fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales increased to 8.67% during the first half of fiscal 1995 from 8.65% during the first half of fiscal 1994, reflecting higher expenses associated with international expansion and certain ancillary operations, partially offset by lower expenses associated with implementing front-end scanning and automated receiving at certain existing warehouses. Selling general and administrative expenses for the first half of fiscal 1994 includes a $2,500 pre-tax charge related to costs associated with the January 1994 Los Angeles earthquake.

    Preopening expenses totaled $10,442 or 0.13% of net sales during the first half of fiscal 1995 compared to $16,045 or 0.21% of net sales during the first half of fiscal 1994. During the first half of fiscal 1995, the company opened 14 warehouses compared to 21 warehouses during the first half of fiscal 1994. The first half of fiscal 1995 includes an increase of preopening expenses assoicated with expanding fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $27,619 in the first half of fiscal 1995 compared to $22,478 in the first half of fiscal 1994. The increase in interest expense primarily related to higher borrowings and interest rates under the Company's bank lines and commercial paper programs.

    Interest income and other totaled $1,377 in the first half of fiscal 1995 compared to $5,095 in the first half of fiscal 1994. Interest income and other decreased due to certain notes receivable being contributed to Price Enterprises as of fiscal 1994 year end and an approximately $2,500 pre-tax charge representing the Company's share of foreign currency exchange losses incurred by Price Club Mexico (in which the Company had a 24.5% interest) due to the recent currency devaluation in Mexico.

    The provision for merger and restructuring costs reflected in the first half of fiscal 1994 includes direct transaction costs, expenses related to consolidating and restructuring certain functions, the closing of certain facilities and disposal of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs. These costs were expensed in the first quarter of fiscal 1994. For additional information see Note 2 -- "Merger of Price and Costco" to the condensed consolidated financial statements.

    The effective income tax rate on pre-tax earnings in the first half of fiscal 1995 was 41.2% compared to 41.0% (excluding the merger and restructuring charge) for the first half of fiscal 1994. The increase in the effective income tax rate is the result of operating losses not being tax benefited in certain joint ventures which cannot be consolidated for income tax purposes. The provision for income taxes in the first half of fiscal 1994 reflects certain merger-related costs that are not deductible for income tax purposes.

    DISCONTINUED OPERATIONS

    For the first half of fiscal 1995, income from discontinued real estate operations is not included in operating results. In the first half of fiscal 1994, there was after-tax income from discontinued real estate operations of $6,513 or $.03 per share.

    The first half of fiscal 1995 includes a non-cash charge of $83,363 or $.36 per share reflecting the final calculation for the loss on disposal of discontinued real estate operations. For additional information see Note 3 -- "Spin-off of Price Enterprises, Inc. and Discontinued Operations" to the condensed consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES
                             (DOLLARS IN THOUSANDS)

    EXPANSION PLANS

    PriceCostco's primary requirement for capital is the financing of its United States and Canadian operations and expansion plans and its international (presently Mexico, United Kingdom and Asia) expansion efforts. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, during fiscal 1995 management's intention is to spend approximately $400,000 to $450,000 for its United States and Canadian operations and approximately $75,000 to $100,000 for its international ventures. Capital expenditures are primarily for real estate, construction, remodeling and equipment for warehouses and related operations.

    Expansion plans for the United States and Canada during fiscal 1995 are to open 24 to 26 warehouse clubs including 5 locations that replace existing warehouses. Additionally, the Company is currently remodeling or expanding many of its existing warehouses primarily related to adding fresh foods and/or ancillary operations.

    As of February 1995, the Company had a 24.5% interest in the Price Club Mexico joint venture which operates 12 warehouse clubs. In March 1995, the Company signed an agreement to purchase

Price Enterprises' 25.5% interest in Price Club Mexico for $30,500 resulting in the Company owning 50% of this joint venture. The purchase price is to paid by a partial offset to a $45,925 note receivable from Price Enterprises related to the sale of remaining shares of Price Enterprises common stock held by PriceCostco after the December 1994 spin-off. For additional information see
Note   7  --  "Subsequent  Events"   to  the  condensed  consolidated  financial
statements.

    International expansion plans during fiscal 1995 include opening a third warehouse club in the United Kingdom through a 60%-owned subsidiary and to develop additional warehouse club ventures primarily in Asia. In October 1994, under a licensing agreement, a warehouse club opened in Seoul, Korea.

    Expansion plans will be financed with a combination of cash and cash equivalents and short-term investments which totaled $62,906 at August 28, 1994 and $45,766 at February 12, 1995; net cash provided by operating activities; short-term borrowings under revolving credit facilities and/or commercial paper facilities; possible issuance of medium or long-term debt; capital contributions by joint venture partners and other financing sources as required.

    BANK LINES OF CREDIT AND COMMECIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings up to $500,000 or for standby support for a commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At February 12, 1995, the amount outstanding under the Company's commercial paper program was $323,956.

    In addition, the Company's wholly-owned Canadian subsidiary has a $63,765 line of credit with a group of four Canadian banks of which $28,340 expires on May 1, 1995 (the short-term portion) and $35,425 expires in various amounts through January 5, 1998 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 12, 1995, $6,377 was borrowed under the short-term portion, and nothing was borrowed under the long-term portion. The Company has subsequently replaced its short-term facility with a $99,000 commerical paper program supported by a bank credit facility with three Canadian banks of which $60,000 will expire in April 1996 and $39,000 will expire in April 1999.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $247,000. The outstanding commitments under these facilities at February 12, 1995 were approximately $82,000, including approximately $53,000 in standby letters for workers' compensation requirements.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business. Working capital deficit (current liabilities in excess of current assets) totaled $128,036 at February 12, 1995 compared to a working capital deficit of $113,009 at August 28, 1994. The increase in working capital deficit was primarily due to financing the Company's expansion plans through short-term borrowings offset by higher average inventories at existing warehouses and incremental working capital required for the 14 warehouses opened in fiscal 1995.

    The Company's balance sheet as of February 12, 1995, reflects a $114,871 or 3% decrease in total assets since August 28, 1994. The net decrease is due to the spin-off of Price Enterprises during the second quarter of fiscal 1995 offset by an increase in receivables, higher inventory levels and a net increase in property and equipment primarily related to the Company's expansion program. For additional information see Note 3 -- "Spin-off of Price Enterprises, Inc. and Discontinued Operations" to the condensed consolidated financial statements.

    Net cash provided by (used in) operating activities totaled ($7,717) in the first half of fiscal 1995 compared to $69,934 in the first half of fiscal 1994. The decrease in net cash from operating activities is primarily a result of the increase in merchandise inventories and a lower level of supplier accounts payable as a percent of merchandise inventories.

    Net cash used in investing activities totaled $187,715 in the first half of fiscal 1995 compared to $243,197 in the first half of fiscal 1994. This decrease is primarily the result of opening seven fewer warehouses in the first half of fiscal 1995 than in the first half of fiscal 1994 and the purchase of a $41,000 note receivable by the discontinued non-club real estate operation in the first half of fiscal 1994.

    Net cash provided by financing activities totaled $187,362 in the first half of fiscal 1995 compared to $89,867 in the first half of fiscal 1994. In both periods the Company utilized its bank lines and commercial paper programs to finance operations and expansion plans. Net proceeds from short-term borrowings totaled $180,993 in the first half of fiscal 1995 compared to $80,407 in the first half of fiscal 1994.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the Court). Subsequently, on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of Price's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs appealed to the Ninth Circuit Court of Appeals, and the appeal was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of Appeals renders a decision that is adverse to the Company, the Company intends to vigorously defend the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. The Consolidated Complaint alleges violation of certain state and federal laws arising from the spin-off and Exchange Transaction and the merger between Price and Costco. The Company believes that this suit is without merit and will vigorously defend against this suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on January 27, 1995, at the Bellevue Inn in Bellevue, Washington. Stockholders of record at the close of business on December 6, 1994 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, there were 217,842,624 shares outstanding. Certain matters presented for vote received the required majority approval and had the following total, for, against and abstained votes as noted below.

        (1) To elect three Class II directors to hold office until the 1998 Annual Meeting of Stockholders and one Class I director to hold office until the 1997 Annual Meeting of Stockholders and, in each case, until his successor is elected and qualified.

                                                                                      W/H AUTHORITY
                                                                                           AND
                                     TOTAL SHARES                      AGAINST          ABSTAINED
                                      VOTED/(%)     FOR VOTES/(%)     VOTES/(%)         VOTES/(%)
                                    --------------  --------------  --------------  ------------------
Daniel Bernard....................   172,871,283     170,731,920                        2,139,363
(Class II)                              79.4%           78.4%             --               1.0%
Hamilton E. James.................   172,871,283     170,733,826                        2,137,457
(Class II)                              79.4%           78.4%             --               1.0%
Frederick O. Paulsell, Jr.........   172,871,283     170,688,170                        2,183,113
(Class II)                              79.4%           78.4%             --               1.0%
Richard A. Galanti................   172,871,283     170,530,556                        2,340,727
(Class I)                               79.4%           78.3%             --               1.1%

        (2) To consider and approve the Company's Non-Employee Director Stock Option Plan.

                                                 W/H AUTHORITY
                                                      AND
 TOTAL SHARES                      AGAINST         ABSTAINED
  VOTED/(%)     FOR VOTES/(%)     VOTES/(%)        VOTES/(%)
--------------  --------------  -------------  ------------------
 172,871,283     159,772,273     10,216,592        2,882,418
    79.4%           73.4%           4.7%              1.3%

        (3) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                                                 W/H AUTHORITY
                                                      AND
 TOTAL SHARES                      AGAINST         ABSTAINED
  VOTED/(%)     FOR VOTES/(%)     VOTES/(%)        VOTES/(%)
--------------  --------------  -------------  ------------------
 172,871,283     171,358,664       376,842         1,135,777
    79.4%           78.7%           0.2%              0.5%

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included herein or incorporated by reference:
            (27)  Financial Data Schedule
            (28)  Independent Public Accountants' Letter

        (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 21, 1994, regarding the completion of the spin-off of Price Enterprises, Inc. and certain other matters.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

Date:         3/28/95                               /s/ JAMES D. SINEGAL
       ------------------                   ------------------------------------
                                                      James D. Sinegal
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

Date:         3/28/95                              /s/ RICHARD A. GALANTI
       ------------------                   ------------------------------------
                                                     Richard A. Galanti
                                                 EXECUTIVE VICE PRESIDENT,
                                                  CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                    FEBRUARY    AUGUST 28,
                                                                    12, 1995       1994
                                                                   -----------  -----------
                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents......................................  $    45,766  $    53,638
  Short-term investments.........................................      --             9,268
  Receivables, net...............................................      157,281      130,278
  Merchandise inventories........................................    1,406,070    1,260,476
  Other current assets...........................................       71,794       80,638
                                                                   -----------  -----------
  Total current assets...........................................    1,680,911    1,534,298
                                                                   -----------  -----------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements.......................      926,012      878,858
  Buildings and leasehold improvements...........................    1,186,187    1,091,073
  Equipment and fixtures.........................................      566,207      523,310
  Construction in progress.......................................       58,729       78,264
                                                                   -----------  -----------
                                                                     2,737,135    2,571,505
  Less -- accumulated depreciation and amortization..............     (476,187)    (425,109)
                                                                   -----------  -----------
  Net property and equipment.....................................    2,260,948    2,146,396
                                                                   -----------  -----------
OTHER ASSETS.....................................................      178,929      177,880
DISCONTINUED OPERATIONS -- NET ASSETS............................      --           377,085
                                                                   -----------  -----------
                                                                   $ 4,120,788  $ 4,235,659
                                                                   -----------  -----------
                                                                   -----------  -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit..................  $    12,271  $     6,804
  Short-term borrowings..........................................      330,333      149,340
  Accounts payable...............................................    1,046,014    1,073,326
  Accrued salaries and benefits..................................      219,246      207,570
  Accrued sales and other taxes..................................       80,515       81,736
  Other current liabilities......................................      120,568      128,531
                                                                   -----------  -----------
  Total current liabilities......................................    1,808,947    1,647,307
LONG-TERM DEBT...................................................      794,004      795,492
DEFERRED INCOME TAXES AND OTHER LIABILITIES......................       71,677       73,121
                                                                   -----------  -----------
  Total liabilities..............................................    2,674,628    2,515,920
                                                                   -----------  -----------
MINORITY INTEREST................................................       35,352       34,779
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized;
   no shares issued and outstanding..............................      --           --
  Common stock $.01 par value; 900,000,000 shares authorized;
   194,806,000 and 217,795,000 shares issued and outstanding.....        1,948        2,178
  Additional paid-in capital.....................................      300,812      582,148
  Accumulated foreign currency translation.......................      (65,101)     (42,580)
  Retained earnings..............................................    1,173,149    1,143,214
                                                                   -----------  -----------
  Total stockholders' equity.....................................    1,410,808    1,684,960
                                                                   -----------  -----------
                                                                   $ 4,120,788  $ 4,235,659
                                                                   -----------  -----------
                                                                   -----------  -----------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              12 WEEKS ENDED                24 WEEKS ENDED
                                                       ----------------------------  ----------------------------
                                                       FEBRUARY 12,   FEBRUARY 13,   FEBRUARY 12,   FEBRUARY 13,
                                                           1995           1994           1995           1994
                                                       -------------  -------------  -------------  -------------
REVENUE
  Net Sales..........................................  $   4,230,160  $   4,019,417  $   8,173,878  $   7,619,214
  Membership fees and other..........................         77,162         78,245        163,367        159,575
                                                       -------------  -------------  -------------  -------------
    Total revenue....................................      4,307,322      4,097,662      8,337,245      7,778,789
OPERATING EXPENSES
  Merchandise costs..................................      3,821,794      3,640,174      7,399,238      6,912,344
  Selling, general and administrative................        358,431        342,279        708,609        658,838
  Preopening expenses................................          3,451          4,915         10,442         16,045
                                                       -------------  -------------  -------------  -------------
    Operating income.................................        123,646        110,294        218,956        191,562
OTHER INCOME (EXPENSE)
  Interest expense...................................        (13,480)       (11,655)       (27,619)       (22,478)
  Interest income and other..........................            298          2,573          1,377          5,095
  Provision for merger and restructuring costs.......       --             --             --             (120,000)
                                                       -------------  -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
 FOR INCOME TAXES....................................        110,464        101,212        192,714         54,179
  Provision for income taxes.........................         45,693         41,503         79,416         31,408
                                                       -------------  -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS....................         64,771         59,709        113,298         22,771
DISCONTINUED OPERATIONS:
  Income, net of tax.................................       --                2,566       --                6,513
  Loss on disposal...................................        (83,363)      --              (83,363)      --
                                                       -------------  -------------  -------------  -------------
NET INCOME (LOSS)....................................  $     (18,592) $      62,275  $      29,935  $      29,284
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
 SHARE -- FULLY DILUTED:
  Continuing operations..............................  $        0.31  $        0.27  $        0.52  $        0.10
  Discontinued operations:
    Income, net of tax...............................       --                 0.01       --                 0.03
    Loss on disposal.................................          (0.37)      --                (0.36)      --
                                                       -------------  -------------  -------------  -------------
  Net income (loss)..................................  $       (0.06) $        0.28  $        0.16  $        0.13
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
    Shares used in calculation(000's)................        224,685        240,011        232,096        219,549
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                              24 WEEKS ENDED
                                                                                        --------------------------
                                                                                        FEBRUARY 12,  FEBRUARY 13,
                                                                                            1995          1994
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................................  $     29,935  $     29,284
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization.......................................................        61,633        56,182
  Loss on disposal of discontinued operations.........................................        83,363       --
  Increase in merchandise inventories.................................................      (150,134)     (118,090)
  Increase (decrease) in accounts payable.............................................       (22,944)       28,486
  Other...............................................................................        (9,570)       74,072
                                                                                        ------------  ------------
    Total adjustments.................................................................       (37,652)       40,650
                                                                                        ------------  ------------
    Net cash provided by (used in) operating activities...............................        (7,717)       69,934
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.................................................      (196,692)     (246,956)
  Additions to non-club real estate investments.......................................       --            (28,115)
  Proceeds from the sale of property and equipment....................................         6,175        28,657
  Decrease in short-term investments and restricted cash..............................         9,268        64,783
  Increase in other assets and other..................................................        (6,466)      (61,566)
                                                                                        ------------  ------------
    Net cash used in investing activities.............................................      (187,715)     (243,197)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from short-term borrowings.............................................       180,993        80,407
  Net proceeds from issuance of long-term debt........................................       --              6,931
  Increase in bank checks outstanding, less cash on deposit...........................         5,855         3,346
  Payments on long-term debt..........................................................          (999)       (6,698)
  Exercise of stock options, including income tax benefit.............................           896         5,881
  Other...............................................................................           617       --
                                                                                        ------------  ------------
    Net cash provided by financing activities.........................................       187,362        89,867
                                                                                        ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................................           198          (446)
                                                                                        ------------  ------------
Decrease in cash and cash equivalents.................................................        (7,872)      (83,842)
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................................        53,638       120,227
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................  $     45,766  $     36,385
                                                                                        ------------  ------------
                                                                                        ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 (SEE NOTE 1 FOR SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES):
Cash paid during the period for:
  Interest (net of amounts capitalized)...............................................  $     28,488  $     24,165
  Income taxes........................................................................        50,879        48,282

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 12, 1995

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended August 28, 1994.

    BUSINESS

    The Company historically operated in two reporting business segments: a cash and carry merchandising operation and a non-club real estate operation. In July 1994 the Company decided to discontinue its non-club real estate operations and spin-off Price Enterprises, Inc., a former, indirect, wholly-owned subsidiary of PriceCostco, formed in July 1994, as described more fully in Note (3).

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1995 is 53 weeks with the first, second and third quarters consisting of 12 weeks each and the fourth quarter ending September 3, 1995 consisting of 17 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $11,650 and $6,650 higher at February 12, 1995 and August 28, 1994, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12- and 24-week periods ended February 12, 1995, reflects the reduction of approximately 23.2 million PriceCostco shares tendered in exchange for an equivalent number of Price Enterprises shares as of December 20, 1994. This calculation also eliminates interest expense, net of income taxes, on the 5 1/2% convertible

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               FEBRUARY 12, 1995

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures. The 24-week period ended February 13, 1994 does not reflect the effect of convertible debentures as they were not dilutive for either primary or fully-diluted purposes.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

    In December 1994, the Company exchanged 23,224,028 shares of Price Enterprises common stock valued at $282,462 for an equal number of shares of PriceCostco common stock. In February 1995, the Company exchanged 3,775,972 shares of Price Enterprises common stock valued at $45,925 for an interest-bearing note receivable from Price Enterprises due in December 1996. As of August 28, 1994, the net assets of Price Enterprises consisted primarily of the net assets of the discontinued operations and certain other assets, all of which were eliminated from the condensed consolidated balance sheet as of February 12, 1995. For additional information see "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations." During the first half of fiscal 1994, the Company transferred approximately $51,522 of property and equipment and other assets to its non-club real estate operations.

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

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               FEBRUARY 12, 1995

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- MERGER OF PRICE AND COSTCO (CONTINUED)
    Components of the $120,000 provision for merger and restructuring costs, including amounts expended and the remaining accrual related to completing the merger and restructuring effort at February 12, 1995, are as follows:

                                                                                            AMOUNTS    ESTIMATE TO
                                                                                           EXPENDED     COMPLETE
                                                                                          -----------  -----------
Direct transaction expenses including investment banking, legal, accounting, printing,
 filing and other professional fees.....................................................  $    24,548   $  --
Cost of closing eight operating warehouses including property write-downs, severance, future lease costs, and other closing expenses; write-downs of abandoned warehouse
 projects and restructuring of redundant international expansion efforts................       24,948      --
Costs of consolidating central administrative functions including information systems, accounting, merchandising and human resources and costs associated with restructuring regional and warehouse support activities including merchandise re-alignment and
 distribution, all of which will be completed in fiscal 1995............................       36,445       2,555
Costs of converting management information systems, primarily merchandising, operating, and membership systems in fiscal 1994 and conversion of payroll, sales audit, and other
 systems in fiscal 1995.................................................................       16,350       3,150
Other expenses..........................................................................       11,571         433
                                                                                          -----------  -----------
    Total...............................................................................  $   113,862   $   6,138
                                                                                          -----------  -----------
                                                                                          -----------  -----------

NOTE (3) -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS
    On July 28, 1994, PriceCostco entered into an Agreement of Transfer and Plan of Exchange (as amended and restated, the Transfer and Exchange Agreement) with Price Enterprises, Inc. (Price Enterprises). Price Enterprises was an indirect, wholly-owned subsidiary of PriceCostco, formed in July 1994. The transactions contemplated by the Transfer and Exchange Agreement are referred to herein as the "Exchange Transaction." Pursuant to the Transfer and Exchange Agreement, PriceCostco offered to exchange one share of Price Enterprises Common Stock for each share of PriceCostco Common Stock, up to a maximum of 27 million shares of Price Enterprises Common Stock (the Exchange Offer) according to the terms of the agreement.

    In the fourth quarter of fiscal 1994, the Company recorded an estimated loss on disposal of its discontinued operations (the non-club real estate segment) of $182,500 as a result of entering into the Transfer and Exchange Agreement. The loss also included the direct expenses related to the Exchange Transaction. For purposes of recording such estimated loss, the Company assumed that (i) the Exchange Offer would be fully subscribed, (ii) a per share price of Price Enterprises Common Stock of $15.25 (the closing sales price of PriceCostco Common Stock on October 24, 1994), and (iii) direct expenses and other costs related to the Exchange Transaction of approximately $15,250.

    The Exchange Transaction was completed on December 20, 1994, with 23,224,028 shares of PriceCostco Common Stock tendered and exchanged for an equal number of shares of Price Enterprises Common Stock. On February 9, 1995 Price Enterprises purchased from PriceCostco 3,775,972

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               FEBRUARY 12, 1995

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3) -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
            OPERATIONS (CONTINUED)
shares of Price Enterprises Common Stock, constituting all of the remaining shares of Price Enterprises Common Stock held by PriceCostco. Price Enterprises issued to PriceCostco a secured promissory note in the amount of $45,925 due in December 1996 as payment for such shares, based on an average closing sales price ($12.1625) of Price Enterprises.

    Based on the aggregate number of shares of Price Enterprises Common Stock (27 million shares) exchanged for PriceCostco Common Stock and sold to Price Enterprises for a secured promissory note and given the fair market value of Price Enterprises Common Stock based on the average closing sales price of Price Enterprises Common Stock during the 20-trading days commencing on the sixth trading day following the closing of the Exchange Offer ($12.1625 per share), the loss on disposal of the discontinued real estate operations increased by $3.0875 per share of Price Enterprises Common Stock or, $83,363 (27 million shares multiplied by $3.0875 per share). This non-cash charge is reflected as a loss on disposal of discontinued operations in the second quarter ended February 12, 1995.

NOTE (4) -- DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At February 12, 1995 the amount outstanding under the Company's commercial paper program was $323,956 included in short-term borrowings in the accompanying condensed consolidated balance sheet.

    In addition, the Company's wholly-owned Canadian subsidiary has a $63,765 line of credit with a group of four Canadian banks of which $28,340 expires on May 1, 1995 (the short-term portion) and $35,425 expires in various amounts through January 5, 1998 (the long-term portion). The interest rate on borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 12, 1995, $6,377 was borrowed under the short-term portion, and nothing was borrowed under the long-term portion. The Company has subsequently replaced its short-term facility with a $99,000 commercial paper program supported by a bank credit facility with three Canadian banks in which $60,000 will expire in April 1996 and $39,000 will expire in April 1999.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $247,000. The outstanding commitments under these facilities at February 12, 1995 were approximately $82,000 including approximately $53,000 in standby letters for workers' compensation requirements.

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               FEBRUARY 12, 1995

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (5) -- INCOME TAXES
    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income from continuing operations:

                                                    24 WEEKS ENDED   24 WEEKS ENDED
                                                     FEBRUARY 12,     FEBRUARY 13,
                                                         1995             1994
                                                    --------------   --------------
Federal statutory income tax rate.................  $67,450    35.0% $18,963    35.0%
State, foreign and other income taxes, net........   11,563     6.0%   3,245     6.0%
Tax effects of merger-related expenses............    --      --       9,200    17.0%
Tax effects of certain joint ventures.............      403     0.2%   --      --
                                                    -------  -----   -------  -----
                                                    $79,416    41.2% $31,408    58.0%
                                                    -------  -----   -------  -----
                                                    -------  -----   -------  -----

NOTE (6) -- COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the Court). Subsequently on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of Price's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have appealed to the Ninth Circuit Court of Appeals, and the appeal was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of Appeals renders a decision that is adverse to the Company, the Company intends to vigorously defend the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995 a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL, Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. The Consolidated Complaint alleges violation of certain state and federal laws arising from the spin-off and Exchange Transaction and the merger between Price and Costco. The Company believes that this suit is without merit and will vigorously defend against this suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               FEBRUARY 12, 1995

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (7) -- SUBSEQUENT EVENT
    In March 1995, the Company agreed to purchase Price Enterprises' 25.5% interest in Price Club Mexico for $30,500. The purchase price is to be paid by a partial offset of the $45,925 secured promissory note owed to PriceCostco by Price Enterprises. Upon completion of the purchase, which is expected to occur on or before May 1, 1995, the Company will own a 50% interest in Price Club Mexico. The purchase is subject to certain normal conditions, including satisfactory completion of due diligence and governmental approvals, and is expected to close in May 1995. Controladora Comercial Mexicana owns the other 50% interest in Price Club Mexico. In January 1995, the Board of Directors of Price Club Mexico approved the assumption by PriceCostco personnel of management responsibility over operations, merchandising and site acquisitions for Price Club Mexico. Such responsibility was previously held by Controladora Comercial Mexicana. Price Club Mexico currently operates twelve warehouses in Mexico.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      EXHIBIT 28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc.:

    We have reviewed the accompanying condensed consolidated balance sheet of Price/Costco, Inc., (a Delaware corporation) and subsidiaries as of February 12, 1995, and the related consolidated statements of operations for the twelve and twenty-four-week periods ended February 12, 1995 and February 13, 1994, and consolidated statements of cash flows for the twenty-four-week periods then ended. These financial statements are the responsibility of the Company's management.

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

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
March 22, 1995