Form 10-Q
period 1995-05-07
PRICE/COSTCO INC
filed 1995-06-21
CIK 909832

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MAY 7, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO            TO

                         COMMISSION FILE NUMBER 0-20355

                               PRICE/COSTCO, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                  33-0572969
(State or other jurisdiction     (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                                 999 LAKE DRIVE
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive office)

                                 (206)313-8100
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    The registrant had 194,993,226 common shares, par value $.01, outstanding at June 9, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          PART I FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
ITEM 1 FINANCIAL STATEMENTS.........................................................................    3
  Condensed Consolidated Balance Sheets.............................................................   10
  Condensed Consolidated Statements of Operations...................................................   11
  Condensed Consolidated Statements of Cash Flows...................................................   12
  Notes to Condensed Consolidated Financial Statements..............................................   13
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........    3

                           PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS............................................................................    8
ITEM 2 CHANGES IN SECURITIES........................................................................    8
ITEM 3 DEFAULTS UPON SENIOR SECURITIES..............................................................    8
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................    8
ITEM 5 OTHER INFORMATION............................................................................    8
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.............................................................    8
  Exhibit (27) Financial Data Schedule
  Exhibit (28) Report of Independent Public Accountants.............................................   19

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of May 7, 1995, and the condensed consolidated balance sheet as of August 28, 1994, unaudited condensed consolidated statements of operations for the 12- and 36-week periods ended May 7, 1995, and May 8, 1994, and unaudited condensed consolidated statements of cash flows for the 36-week periods then ended are included elsewhere herein. Also included elsewhere herein are notes to the unaudited consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

COMPARISON OF THE 12 WEEKS ENDED MAY 7, 1995, AND MAY 8, 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the third quarter of fiscal 1995 reflect a net income of $32,615 or $.17 per share compared to net income of $32,040 or $.15 per share in the third quarter of fiscal 1994.

CONTINUING OPERATIONS

    Income from continuing operations for the third quarter of fiscal 1995 increased 11% to $32,615 from $29,440 during the third quarter of fiscal 1994. Earnings per share from continuing operations for the third quarter of fiscal 1995 increased 21% to $.17 from $.14 during the third quarter of fiscal 1994, reflecting a reduction of 23.2 million outstanding shares of PriceCostco Common Stock on December 20, 1994, following the completion of the spin-off of Price Enterprises, Inc.

    Net sales increased 8% to $3,824,841 during the third quarter of fiscal 1995 from $3,546,445 during the third quarter of fiscal 1994. This increase was primarily due to opening 18 warehouses (opened 23, closed 5) since the end of the third quarter of fiscal 1994. Changes in prices of merchandise did not materially effect sales levels.

    Comparable sales, sales in warehouses open for at least a year, increased one percent during the third quarter of fiscal 1995. Even though comparable sales increased, sales trends continued to be adversely impacted by several factors, including: the effect of sales cannibalization from opening warehouses in existing markets; increased competition in most markets; and a decline in the average Canadian dollar exchange rate where the Company derives approximately 17% of net sales.

    Membership fees and other revenue increased to $71,397 or 1.87% of net sales in the third quarter of fiscal 1995 from $69,367 or 1.96% of net sales in the third quarter of fiscal 1994. Membership fees include new membership sign-ups at the 18 warehouses (opened 23, closed 5) opened since the end of the third quarter of fiscal 1994, and the effect of membership fee increases in certain markets implemented in fiscal 1994.

    Gross margin (defined as net sales minus merchandise costs) increased 9% to $348,517 or 9.11% of net sales in the third quarter of fiscal 1995 from $320,434, or 9.04% of net sales in the third quarter of fiscal 1994. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger and the expanded use of the Company's depot facilities. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out
(LIFO) method. The third quarter of fiscal 1995 includes a $2,500 LIFO charge compared to a $1,900 LIFO charge for the third quarter of fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales decreased to 9.03% during the third quarter of fiscal 1995 from 9.26% during the third quarter of fiscal 1994, reflecting, among other factors, lower expenses resulting from the implementation of front-end scanning and automated receiving at certain existing warehouses.

    Preopening expenses totaled $3,332 or 0.09% of net sales during the third quarter of fiscal 1995 compared to $1,967 or 0.06% of net sales during the third quarter of fiscal 1994. During the third quarter of fiscal 1995, the company opened 2 warehouses compared to one warehouse opening during the third quarter of fiscal 1994. The third quarter of fiscal 1995 also includes an increase in pre-opening expenses associated with remodels and expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $16,747 in the third quarter of fiscal 1995 compared to $12,155 in the third quarter of fiscal 1994. The increase in interest expense is primarily related to higher average borrowings and interest rates under the Company's bank lines and commercial paper programs. Interest income and other totaled $1,068 in the third quarter of fiscal 1995 compared to $2,542 in the third quarter of fiscal 1994.

    The effective income tax rate on earnings in the third quarter of fiscal 1995 was 41.4% compared to 41.0% effective tax rate in the third quarter of fiscal 1994. The increase in the effective tax rate is the result of operating losses of certain business entities owned by Price Enterprises and PriceCostco, which cannot be consolidated for income tax purposes.

DISCONTINUED OPERATIONS

    Income from discontinued real estate operations is not included in operating results for periods subsequent to the announcement date (fourth quarter of fiscal 1994) and through the date of disposal (second quarter of fiscal 1995). In the third quarter of fiscal 1994, there was after-tax income from discontinued real estate operations of $2,600 or $.01 per share.

COMPARISON OF THE 36 WEEKS ENDED MAY 7, 1995 AND MAY 8, 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first 36 weeks of fiscal 1995 reflect net income of $62,550 or $.33 per share compared to $61,324 or $.28 per share in the first 36 weeks of fiscal 1994. The results for the first 36 weeks of fiscal 1995 include a non-cash charge of $83,363 or $.37 per share, reflecting the final calculation for the loss on the disposal of the discontinued real estate operations following the completion of the spin-off of Price Enterprises. The operating results for the first 36 weeks of fiscal 1994 include a provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $0.36 per share after tax) related to the merger of The Price Company and Costco Wholesale Corporation (the "Merger"), which was completed on October 21, 1993.

CONTINUING OPERATIONS

    Income from continuing operations for the first 36 weeks of fiscal 1995 was $145,913 or $.70 per share compared to $52,211 or $.24 per share for the first 36 weeks of fiscal 1994. Excluding the $120,000 pre-tax merger and restructuring charge, income from continuing operations for the first 36 weeks of fiscal 1994 would have been $132,211 or $.60 per share. The weighted average number of shares used in the calculation for the first 36 weeks of fiscal 1995 reflects a reduction of 23.2 million outstanding shares of PriceCostco Common Stock beginning on December 20, 1994, following the completion of the spin-off of Price Enterprises.

    Net sales increased 7% to $11,998,719 during the first 36 weeks of fiscal 1995 from $11,165,659 during the first 36 weeks of fiscal 1994. This increase was primarily due to opening 18 warehouses (opened 23, closed 5) since the end of the first 36 weeks of fiscal 1994. Changes in prices did not materially contribute to sales increases.

    Comparable sales, sales in warehouses open for at least a year, increased one percent during the first 36 weeks of fiscal 1995. Even though comparable sales increased, sales trends continued to be adversely impacted by several factors, including: the effect of sales cannibalization from opening warehouses in existing markets; increased competition in most markets; and a decline in the average Canadian dollar exchange rate where the Company derives approximately 17% of net sales.

    Membership fees and other revenue increased 3% to $234,764 or 1.96% of net sales in the first 36 weeks of fiscal 1995 from $228,942 or 2.05% of net sales in the first 36 weeks of fiscal 1994. This increase reflects new membership sign-ups at the 18 warehouses opened since the end of the third quarter of fiscal 1994, and the effect of membership fee increases implemented in certain markets in fiscal 1994, offset by somewhat lower membership renewal rates at existing warehouses which is primarily the result of offering reciprocal memberships to Price and Costco members effective November, 1993.

    Gross margin (defined as net sales minus merchandise costs) increased 9% to $1,123,157 or 9.36% of net sales in the first 36 weeks of fiscal 1995 from $1,027,304, or 9.20% of net sales in the first 36 weeks of fiscal 1994. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger and the expanded use of the Company's depot facilities. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. For the first 36 weeks of fiscal 1995 there was a $7,500 LIFO charge or $.02 per share compared to a $5,700 or $.01 per share LIFO charge in the first 36 weeks of fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.78% during the first 36 weeks of fiscal 1995 from 8.84% during the first 36 weeks of fiscal 1994, reflecting lower expenses resulting from the implementation of front-end scanning and automated receiving at certain existing warehouses, partially offset by higher expenses associated with international expansion and certain ancillary operations. Selling, general and administrative expenses for the first 36 weeks of fiscal 1994 includes a $2,500 pre-tax charge related to costs associated with the January 1994 Los Angeles earthquake.

    Preopening expenses totaled $13,774 or 0.11% of net sales during the first 36 weeks of fiscal 1995 compared to $18,012 or 0.16% of net sales during the first 36 weeks of fiscal 1994. During the first 36 weeks of fiscal 1995, the company opened 16 warehouses compared to 22 warehouses during the first 36 weeks of fiscal 1994. The first 36 weeks of fiscal 1995 includes an increase of preopening expenses associated with remodels and expanding fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $44,366 in the first 36 weeks of fiscal 1995 compared to $34,633 in the first 36 weeks of fiscal 1994. The increase in interest expense is primarily related to higher borrowings and interest rates under the Company's bank lines and commercial paper programs.

    Interest income and other totaled $2,445 in the first 36 weeks of fiscal 1995 compared to $7,637 in the first 36 weeks of fiscal 1994. Interest income and other decreased due to certain notes receivable being contributed to Price Enterprises as of fiscal 1994 year end and an approximate $2,500 pre-tax charge representing the Company's share of foreign currency exchange losses incurred by Price Club Mexico (in which the Company had a 24.5% interest) due to the currency devaluation in Mexico, during this fiscal year.

    The $120,000 pre-tax provision for merger and restructuring costs reflected in the first 36 weeks of fiscal 1994 includes direct transaction costs, expenses related to consolidating and restructuring certain functions, the closing of certain facilities and disposal of related properties, severance and employee payments, write-offs of certain redundant capitalized costs and certain other costs. These costs were expensed in the first quarter of fiscal 1994. For additional information see Note (2) "Merger of Price and Costco" to the condensed consolidated financial statements.

    The effective income tax rate on pre-tax earnings in the first 36 weeks of fiscal 1995 was 41.3% compared to 41.0% (excluding the merger and restructuring charge) for the first 36 weeks of fiscal 1994. The increase in the effective income tax rate is primarily the result of operating losses of certain business entities owned by Price Enterprises and PriceCostco, which cannot be consolidated for income tax purposes. The provision for income taxes in the first 36 weeks of fiscal 1994 reflects certain merger-related costs that are not deductible for income tax purposes.

DISCONTINUED OPERATIONS

    For the first 36 weeks of fiscal 1995, income from discontinued real estate operations is not included in operating results. In the first 36 weeks of fiscal 1994, there was after-tax income from discontinued real estate operations of $9,113 or $.04 per share.

    The first 36 weeks of fiscal 1995 includes a non-cash charge of $83,363 or $.37 per share reflecting the final calculation for the loss on disposal of discontinued real estate operations. For additional information see Note (3) "Spin-off of Price Enterprises, Inc. and Discontinued Operations" to the condensed consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES
                             (DOLLARS IN THOUSANDS)

EXPANSION PLANS

    PriceCostco's primary requirement for capital is financing the expansion of its United States and Canadian operations and its international (presently Mexico, United Kingdom and Taiwan) expansion efforts. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, during fiscal 1995 management's intention is to spend approximately $400,000 to $450,000 for its United States and Canadian operations and approximately $75,000 to $100,000 for its international ventures. Capital expenditures are primarily for real estate, construction, remodeling and equipment for warehouses and related operations.

    Expansion plans for the United States and Canada during fiscal 1995 are to open approximately 24 warehouse clubs, including 5 locations that replace existing warehouses. Additionally, the Company is currently remodeling or expanding many of its existing warehouses primarily related to adding fresh foods and/or ancillary operations.

    On April 25, 1995, the Company purchased Price Enterprises' 25.5% interest in Price Club Mexico. PriceCostco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each now own a 50% interest in Price Club Mexico. The purchase price for Price Enterprises' interest in Price Club Mexico was $30.5 million. The purchase price was paid by a partial offset to the $45.9 million note owed to PriceCostco by Price Enterprises arising from the December, 1994 spin-off of Price Enterprises. Price Club Mexico currently operates 13 Price Club warehouses in Mexico.

    International expansion plans during fiscal 1995 include opening two additional warehouse clubs in the United Kingdom through a 60%-owned subsidiary (including a warehouse opened in Glasgow, Scotland in June, 1995), and to develop additional warehouse club ventures. In October 1994, a warehouse club opened in Seoul, Korea under a licensing agreement.

    Expansion will be financed with a combination of cash and cash equivalents and short-term investments which totaled $62,906 at August 28, 1994 and $63,509 at May 7, 1995; net cash provided by operating activities; short-term borrowings under revolving credit facilities and/or commercial paper facilities; issuance of medium to long-term debt; capital contributions by joint venture partners and other financing sources as required.

BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings up to $500,000 or for standby support for a commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At May 7, 1995, the amount outstanding under the Company's commercial paper program was $398,382. On June 7, 1995, the Company completed an offering of $300,000 of Senior notes due 2005. Net proceeds of approximately $297 million were used to pay down the Company's commercial paper borrowing level -- see Note (8) "Subsequent Event."

    In addition, the Company's wholly-owned Canadian subsidiary has a $99,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $60,000 will expire in April 1996 and $39,000 will expire in April 1999. At May 7, 1995, $14,649 was borrowed under the commercial paper program.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $183,000. The outstanding commitments under these facilities at May 7, 1995, were approximately $70,000, including approximately $40,000 in standby letters for workers' compensation requirements.

FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business. Working capital deficit (current liabilities in excess of current assets) totaled $182,825 at May 7, 1995, compared to a working capital deficit of $113,009 at August 28, 1994. The increase in working capital deficit was primarily due to financing the Company's expansion plans through short-term borrowings offset by higher average inventories at existing warehouses and incremental working capital required for the 12 warehouses (opened 16, closed 4) opened in the first 36 weeks of fiscal 1995.

    The Company's balance sheet as of May 7, 1995, reflects a $75,558 or 2% increase in total assets since August 28, 1994. The net increase is due to an increase in receivables, higher inventory levels and a net increase in property and equipment primarily related to the Company's expansion program, offset by the spin-off of certain assets to Price Enterprises during the second quarter of fiscal 1995. For additional information see Note (3) "Spin-off of Price Enterprises, Inc. and Discontinued Operations" to the condensed consolidated financial statements.

    Net cash provided by operating activities totaled $61,461 in the first 36 weeks of fiscal 1995 compared to $200,653 in the first 36 weeks of fiscal 1994. The decrease in net cash provided by operating activities is primarily a result of the increase in merchandise inventories and a lower level of supplier accounts payable as a percent of merchandise inventories.

    Net cash used in investing activities totaled $314,117 in the first 36 weeks of fiscal 1995 compared to $267,644 in the first 36 weeks of fiscal 1994. This increase is primarily the result of receiving less proceeds from the sale of property and equipment and a smaller reduction in short-term investments and restricted cash during the 36 weeks ended May 7, 1995, than in the first 36 weeks of fiscal 1994. In the first 36 weeks of fiscal 1994, the Company purchased a $41,000 note receivable, which was subsequently transferred to Price Enterprises, Inc. as part of the spin-off.

    Net cash provided by financing activities totaled $261,353 in the first 36 weeks of fiscal 1995 compared to $47,390 in the first 36 weeks of fiscal 1994. In both periods the Company utilized its bank lines and commercial paper programs to finance operations and expansion plans. Net proceeds from short-term borrowings totaled $263,458 in the first 36 weeks of fiscal 1995 compared to $18,875 in the first 36 weeks of fiscal 1994.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the Court). Subsequently, on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a second amended complaint which, in the opinion of Price's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed without prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs appealed to the Ninth Circuit Court of Appeals, and the appeal was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of Appeals renders a decision that is adverse to the Company, the Company intends to vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included herein or incorporated by reference:

           (27) Financial Data Schedule

           (28) Report of Independent Public Accountants

        (b) No reports on Form 8-K were filed for the 12 weeks ended May 7, 1995

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

Date:  June 21, 1995         /s/ James D. Sinegal
                      ----------------------------------
                               James D. Sinegal
                         PRESIDENT AND CHIEF EXECUTIVE
                                    OFFICER

Date:  June 21, 1995        /s/ Richard A. Galanti
                      ----------------------------------
                              Richard A. Galanti
                           EXECUTIVE VICE PRESIDENT,
                            CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                      MAY 7,     AUGUST 28,
                                                                       1995         1994
                                                                    ----------  ------------
                                                                    (UNAUDITED)
Current Assets
  Cash and cash equivalents.......................................  $   63,509   $   53,638
  Short-term investments..........................................      --            9,268
  Receivables, net................................................     138,685      130,278
  Merchandise inventories.........................................   1,480,242    1,260,476
  Other current assets............................................      86,014       80,638
                                                                    ----------  ------------
      Total current assets........................................   1,768,450    1,534,298
                                                                    ----------  ------------
Property and Equipment
  Land, land rights, and land improvements........................     969,284      878,858
  Buildings and leasehold improvements............................   1,241,223    1,091,073
  Equipment and fixtures..........................................     584,666      523,310
  Construction in progress........................................      69,416       78,264
                                                                    ----------  ------------
                                                                     2,864,589    2,571,505
  Less accumulated depreciation and amortization..................    (501,493)    (425,109)
                                                                    ----------  ------------
  Net property and equipment......................................   2,363,096    2,146,396
                                                                    ----------  ------------
Other Assets......................................................     179,671      177,880
Discontinued Operations Net Assets................................      --          377,085
                                                                    ----------  ------------
                                                                    $4,311,217   $4,235,659
                                                                    ----------  ------------
                                                                    ----------  ------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank checks outstanding, less cash on deposit...................  $    4,544   $    6,804
  Short-term borrowings...........................................     413,031      149,340
  Accounts payable................................................   1,124,473    1,073,326
  Accrued salaries and benefits...................................     229,814      207,570
  Accrued sales and other taxes...................................      80,366       81,736
  Other current liabilities.......................................      99,047      128,531
                                                                    ----------  ------------
      Total current liabilities...................................   1,951,275    1,647,307
Long-Term Debt....................................................     794,204      795,492
Deferred Income Taxes and Other Liabilities.......................      71,109       73,121
                                                                    ----------  ------------
      Total liabilities...........................................   2,816,588    2,515,920
                                                                    ----------  ------------
Minority Interest.................................................      34,775       34,779
Stockholders' Equity
  Preferred stock $.01 par value; 100,000,000 shares authorized;
   no shares issued and outstanding...............................      --           --
  Common stock $.01 par value; 900,000,000 shares authorized;
   194,923,000 and 217,795,000 shares issued and outstanding......       1,949        2,178
  Additional paid-in capital......................................     301,571      582,148
  Accumulated foreign currency translation........................     (49,430)     (42,580)
  Retained earnings...............................................   1,205,764    1,143,214
                                                                    ----------  ------------
      Total stockholders' equity..................................   1,459,854    1,684,960
                                                                    ----------  ------------
                                                                    $4,311,217   $4,235,659
                                                                    ----------  ------------
                                                                    ----------  ------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            12 WEEKS ENDED                 36 WEEKS ENDED
                                                     ----------------------------  ------------------------------
                                                      MAY 7, 1995    MAY 8, 1994    MAY 7, 1995     MAY 8, 1994
                                                     -------------  -------------  --------------  --------------
Revenue
  Net sales........................................  $   3,824,841  $   3,546,445  $   11,998,719  $   11,165,659
  Membership fees and other........................         71,397         69,367         234,764         228,942
                                                     -------------  -------------  --------------  --------------
    Total revenue..................................      3,896,238      3,615,812      12,233,483      11,394,601
Operating Expenses
  Merchandise costs................................      3,476,324      3,226,011      10,875,562      10,138,355
  Selling, general and administrative..............        345,246        328,314       1,053,855         987,152
  Preopening expenses..............................          3,332          1,967          13,774          18,012
                                                     -------------  -------------  --------------  --------------
    Operating income...............................         71,336         59,520         290,292         251,082
Other Income (Expense)
  Interest expense.................................        (16,747)       (12,155)        (44,366)        (34,633)
  Interest income and other........................          1,068          2,542           2,445           7,637
  Provision for merger and restructuring costs.....       --             --              --              (120,000)
                                                     -------------  -------------  --------------  --------------
Income from Continuing Operations before Provision
 for Income Taxes..................................         55,657         49,907         248,371         104,086
  Provision for income taxes.......................         23,042         20,467         102,458          51,875
                                                     -------------  -------------  --------------  --------------
Income from Continuing Operations..................         32,615         29,440         145,913          52,211
Discontinued Operations:
  Income, net of tax...............................       --                2,600        --                 9,113
  Loss on disposal.................................       --             --               (83,363)       --
                                                     -------------  -------------  --------------  --------------
Net Income.........................................  $      32,615  $      32,040  $       62,550  $       61,324
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
Net Income per Common and Common Equivalent Share
 Fully Diluted:
  Continuing operations............................          $0.17          $0.14           $0.70           $0.24
  Discontinued operations:
    Income, net of tax.............................       --                 0.01        --                  0.04
    Loss on disposal...............................       --             --                 (0.37)       --
                                                              ----           ----            ----            ----
  Net income.......................................          $0.17          $0.15           $0.33           $0.28
                                                              ----           ----            ----            ----
    Shares used in calculation (000's).............        196,078        219,516         226,834         219,491
                                                           -------        -------         -------         -------
                                                           -------        -------         -------         -------

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                              36 WEEKS ENDED
                                                                                        --------------------------
                                                                                        MAY 7, 1995   MAY 8, 1994
                                                                                        ------------  ------------
Cash Flows from Operating Activities
  Net income..........................................................................  $     62,550  $     61,324
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.......................................................        94,973        87,647
  Loss on disposal of discontinued operations.........................................        83,363       --
  Increase in merchandise inventories.................................................      (217,088)     (185,108)
  Increase in accounts payable........................................................        49,743       162,704
  Other...............................................................................       (12,080)       74,086
                                                                                        ------------  ------------
    Total adjustments.................................................................        (1,089)      139,329
                                                                                        ------------  ------------
    Net cash provided by operating activities.........................................        61,461       200,653
                                                                                        ------------  ------------
Cash Flows from Investing Activities
  Additions to property and equipment.................................................      (308,089)     (312,640)
  Additions to non-club real estate investments.......................................       --            (29,360)
  Proceeds from the sale of property and equipment....................................         5,563        50,308
  Decrease in short-term investments and restricted cash..............................         9,268        90,116
  Increase in other assets and other..................................................       (20,859)      (66,068)
                                                                                        ------------  ------------
    Net cash used in investing activities.............................................      (314,117)     (267,644)
                                                                                        ------------  ------------
Cash Flows from Financing Activities
  Net proceeds from short-term borrowings.............................................       263,458        18,875
  Decrease in bank checks outstanding, less cash on deposit...........................        (2,291)       (4,956)
  Payments on long-term debt..........................................................        (1,470)       (9,858)
  Exercise of stock options, including income tax benefit.............................         1,656         6,815
  Proceeds from minority partner in subsidiary........................................       --             36,514
                                                                                        ------------  ------------
    Net cash provided by financing activities.........................................       261,353        47,390
                                                                                        ------------  ------------
Effect of Exchange Rate Changes on Cash...............................................         1,174        (1,373)
                                                                                        ------------  ------------
Increase (decrease) in cash and cash equivalents......................................         9,871       (20,974)
                                                                                        ------------  ------------
Cash and Cash Equivalents at Beginning of Year........................................        53,638       120,227
                                                                                        ------------  ------------
Cash and Cash Equivalents at End of Period............................................  $     63,509  $     99,253
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental Disclosure of Cash Flow Information
(See Note 1 for supplemental disclosure of noncash activities):
Cash paid during the period for:
  Interest (net of amounts capitalized)...............................................  $     33,862  $     39,930
  Income taxes........................................................................        94,775        55,019

        The accompanying notes are an integral part of these statements.

                               PRICE/COSTCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 7, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Price/Costco, Inc. (a Delaware corporation) and its subsidiaries (PriceCostco or the Company.) PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries (Price), and Costco Wholesale Corporation and subsidiaries (Costco.) On October 21, 1993, Price and Costco became wholly-owned subsidiaries of PriceCostco. These unaudited consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Price and Costco for all periods presented.

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

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1995 is 53 weeks with the first, second and third quarters consisting of 12 weeks each and the fourth quarter ending September 3, 1995, consisting of 17 weeks.

MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $14,150 and $6,650 higher at May 7, 1995, and August 28, 1994, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12- and 36-week periods ended May 7, 1995, reflects the reduction of approximately 23.2 million PriceCostco shares tendered in exchange for an equivalent number of Price Enterprises shares as of December 20, 1994. The calculation for the 36-week period ended May 7, 1995, also eliminates interest expense, net of

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 7, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures. The 12- and 36-week periods ended May 7, and the 36-week period ended May 8, 1994 do not reflect the effect of convertible debentures as they were not dilutive for either primary or fully-diluted purposes.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

    In December 1994, the Company exchanged 23,224,028 shares of Price Enterprises common stock valued at $282,462 for an equal number of shares of PriceCostco common stock. In February 1995, the Company exchanged 3,775,972 shares of Price Enterprises common stock valued at $45,925 for an interest-bearing note receivable from Price Enterprises due in December 1996. As of August 28, 1994, the net assets of Price Enterprises consisted primarily of the net assets of the discontinued operations and certain other assets, all of which were eliminated from the condensed consolidated balance sheet as of May 7, 1995. For additional information see "Note (3) Spin-off of Price Enterprises, Inc. and Discontinued Operations." During the first 36 weeks of fiscal 1994, the Company transferred approximately $51,522 of property and equipment and other assets to its non-club real estate operations. In March 1995, the Company agreed to purchase Price Enterprises' 25.5% interest in Price Club Mexico for $30,500. See Note (4) "Acquisition of Additional Interest in Price Club Mexico."

NOTE (2)  MERGER OF PRICE AND COSTCO
    On October 21, 1993, the shareholders of both Price and Costco approved the mergers of Price and Costco into subsidiaries of PriceCostco (the Merger). Pursuant to the Merger, Price and Costco became subsidiaries of PriceCostco. Shareholders of Price received 2.13 shares of PriceCostco common stock for each share of Price common stock and shareholders of Costco received one share of PriceCostco common stock for each share of Costco.

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

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 7, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE (2)  MERGER OF PRICE AND COSTCO (CONTINUED)
    Components of the $120,000 provision for merger and restructuring costs, including amounts expended and the remaining accrual related to completing the merger and restructuring effort at May 7, 1995, are as follows:

                                                                                            AMOUNTS    ESTIMATE TO
                                                                                           EXPENDED     COMPLETE
                                                                                          -----------  -----------
Direct transaction expenses including investment banking, legal, accounting, printing,
 filing and other professional fees.....................................................  $    24,548   $  --
Cost of closing eight operating warehouses including property write-downs, severance, future lease costs, and other closing expenses; write-downs of abandoned warehouse
 projects and restructuring of redundant international expansion efforts................       24,948      --
Costs of consolidating central administrative functions including information systems, accounting, merchandising and human resources and costs associated with restructuring regional and warehouse support activities including merchandise re-alignment and
 distribution, all of which will be completed in fiscal 1995............................       38,069         931
Costs of converting management information systems, primarily merchandising, operating, and membership systems in fiscal 1994 and conversion of payroll, sales audit, and other
 systems in fiscal 1995.................................................................       17,801         899
Other expenses..........................................................................       12,706          98
                                                                                          -----------  -----------
  Total.................................................................................  $   118,072   $   1,928
                                                                                          -----------  -----------
                                                                                          -----------  -----------

NOTE (3)  SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS
    On July 28, 1994, PriceCostco entered into an Agreement of Transfer and Plan of Exchange (as amended and restated, the Transfer and Exchange Agreement) with Price Enterprises, Inc. (Price Enterprises). Price Enterprises was an indirect, wholly-owned subsidiary of PriceCostco, formed in July 1994. The transactions contemplated by the Transfer and Exchange Agreement are referred to herein as the "Exchange Transaction." Pursuant to the Transfer and Exchange Agreement, PriceCostco offered to exchange one share of Price Enterprises Common Stock for each share of PriceCostco Common Stock, up to a maximum of 27 million shares of Price Enterprises Common Stock (the Exchange Offer) according to the terms of the agreement.

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

    The Exchange Transaction was completed on December 20, 1994, with 23,224,028 shares of PriceCostco Common Stock tendered and exchanged for an equal number of shares of Price Enterprises Common Stock. On February 9, 1995, Price Enterprises purchased from PriceCostco 3,775,972

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 7, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE (3) SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS (CONTINUED) shares of Price Enterprises Common Stock, constituting all of the remaining shares of Price Enterprises Common Stock held by PriceCostco. Price Enterprises issued to PriceCostco a secured promissory note in the amount of $45,925, as payment for such shares, based on an average closing sales price ($12.1625) of Price Enterprises Common Stock.

    Based on the aggregate number of shares of Price Enterprises Common Stock (27 million shares) exchanged for PriceCostco Common Stock and sold to Price Enterprises for a secured promissory note, and given the fair market value of Price Enterprises Common Stock based on the average closing sales price of Price Enterprises Common Stock during the 20-trading days commencing on the sixth trading day following the closing of the Exchange Offer ($12.1625 per share), the loss on disposal of the discontinued real estate operations increased by $3.0875 per share of Price Enterprises Common Stock, or $83,363 (27 million shares multiplied by $3.0875 per share). This non-cash charge was reflected as a loss on disposal of discontinued operations in the second quarter ended May 7, 1995.

NOTE (4)  ACQUISITION OF ADDITIONAL INTEREST IN PRICE CLUB MEXICO
    In March 1995, the Company agreed to purchase Price Enterprises' 25.5% interest in Price Club Mexico for $30,500. The purchase price was paid by a partial offset of the $45,925 secured promissory note owed to PriceCostco by Price Enterprises. As a result of the purchase, which was completed on April 25, 1995, the Company owns a 50% interest in Price Club Mexico; Controladora Comercial Mexicana owns the other 50% interest. In January 1995, the Board of Directors of Price Club Mexico approved the assumption by PriceCostco personnel of management responsibility over operations, merchandising and site acquisitions for Price Club Mexico. Such responsibility was previously held by
Controladora Comercial Mexicana. Price Club Mexico currently operates 13 warehouses in Mexico.

NOTE (5)  DEBT

BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings of up to $500,000 or for standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At May 7, 1995, the amount outstanding under the Company's commercial paper program was $398,382, included in short-term borrowings in the accompanying condensed consolidated balance sheet.

    In addition, the Company's wholly-owned Canadian subsidiary has a $99,000 commercial paper program supported by a bank credit facility with three Canadian banks in which $60,000 will expire in April 1996 and $39,000 will expire in April 1999. At May 7, 1995, $14,649 was borrowed under the commercial paper program.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $183,000. The outstanding commitments under these facilities at May 7, 1995, were approximately $70,000, including approximately $40,000 in standby letters for workers' compensation requirements. On June 7, 1995, the Company completed an offering of $300,000 of Senior Notes due 2005. See Note (8) -- "Subsequent Event."

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 7, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE (6)  INCOME TAXES
    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income from continuing operations:

                                                                   36 WEEKS ENDED         36 WEEKS ENDED
                                                                    MAY 7, 1995            MAY 8, 1994
                                                               ----------------------  --------------------
Federal statutory income tax rate............................  $    86,930       35.0% $  36,430       35.0%
State, foreign and other income taxes, net...................       14,902        6.0%     6,245        6.0%
Tax effects of merger-related expenses.......................      --          --          9,200        8.8%
Tax effects of certain joint ventures........................          626        0.3%    --         --
                                                               -----------        ---  ---------        ---
                                                               $   102,458       41.3% $  51,875       49.8%
                                                               -----------        ---  ---------        ---
                                                               -----------        ---  ---------        ---

NOTE (7)  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the Court). Subsequently on April 22, 1992, Price was served with a first amended complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a second amended complaint which, in the opinion of Price's counsel, alleged substantially the same facts as the prior complaint. The case was dismissed without prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs have appealed to the Ninth Circuit Court of Appeals, and the appeal was argued on October 4, 1994. The Company is currently awaiting a Ninth Circuit Court of Appeals decision. If the Ninth Circuit Court of Appeals renders a decision that is adverse to the Company, the Company intends to vigorously defend against the suit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 7, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE (8)  SUBSEQUENT EVENT
    On June 7, 1995, the Company completed a public offering of $300,000 of 7 1/8% Senior Notes due 2005. Net proceeds of the offering, after discounts, underwriters' commissions and offering expenses, were $297,375. These proceeds were used to repay indebtedness currently outstanding under the Company's $500,000 commercial paper program, which had been incurred for general corporate purposes, including the funding of PriceCostco's ongoing expansion and warehouse remodeling activities. The Company anticipates that it will borrow additional amounts under its commercial paper program for similar purposes.