Form 10-K405
period 1995-09-03
PRICE/COSTCO INC
filed 1995-11-30
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-20355
                            ------------------------

                               PRICE/COSTCO, INC.

             (Exact name of registrant as specified in its charter)

                      DELAWARE                        33-0572969
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)        Identification No.)
                       999 LAKE DRIVE, ISSAQUAH, WA 98027
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 313-8100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 Par Value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1995, was $2,863,618,868.

    The number of shares outstanding of the registrant's common stock as of October 31, 1995, was 195,235,264.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 1, 1996 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 1995

                                                                          PAGE
                                                                          ----
PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................    7
Item 3.     Legal Proceedings...........................................    7
Item 4.     Submission of Matters to a Vote of Security Holders.........    8
Item 4A.    Executive Officers of the Registrant........................    9

PART II
Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters........................................   10
Item 6.     Selected Financial Data.....................................   11
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   14
Item 8.     Financial Statements........................................   19
Item 9.     Change in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................   19

PART III
Item 10.    Directors and Executive Officers of the Registrant..........   19
Item 11.    Executive Compensation......................................   19
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management.................................................   19
Item 13.    Certain Relationships and Related Transactions..............   19

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
             8-K........................................................   19

                                     PART I

ITEM 1 -- BUSINESS

    Price/Costco, Inc. ("PriceCostco" or the "Company") began operations in 1976 in San Diego, California as The Price Company ("Price"), pioneering the membership warehouse concept. Costco Wholesale Corporation ("Costco") began operations in 1983 in Seattle, Washington with a similar membership warehouse concept. PriceCostco was formed in October 1993 as a result of a merger of Price and Costco -- a combination that resulted in a company with over $15 billion in sales, more than 200 warehouse clubs in operation and in excess of 40,000 employees throughout the United States and Canada (See "Note 2 -- Merger of Price and Costco").

    In the second quarter of fiscal 1995, the Company completed the spin-off of Price Enterprises, Inc. ("Price Enterprises"). Price Enterprises consisted of PriceCostco's discontinued non-club commercial real estate operations and certain other assets. (See "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations").

GENERAL

    PriceCostco operates membership warehouses based on the concept that offering members very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories will produce rapid inventory turnover and high sales volumes. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables PriceCostco to operate profitably at significantly lower gross margins than traditional wholesalers, discount retailers and supermarkets.

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

    PriceCostco's typical warehouse format averages approximately 125,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, PriceCostco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, PriceCostco has been able to limit inventory losses to less than one-half of one percent of net sales, well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are limited primarily to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to PriceCostco.

    PriceCostco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail advertisements to prospective new members. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, PriceCostco's marketing teams personally contact businesses in the area who are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail generally distributed through credit unions, employee associations and other entities representing the individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word of mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations of prospective wholesale members.

    PriceCostco's warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m. Because these hours of operation are shorter than those of traditional discount grocery retailers and supermarkets, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through a centralized, automated check-out facility. Items are not individually price marked. Rather, each item is barcoded so it can be scanned into PriceCostco's electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide special, larger package sizes and merchandise pre-marked with the item numbers and bar codes.

    PriceCostco's merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which PriceCostco can provide its members significant cost savings. Items which members may request but which cannot be purchased at prices low enough to pass along meaningful cost savings are usually not carried. PriceCostco seeks to limit specific items in each product line to fast selling models, sizes and colors and therefore carries only an average of approximately 3,500 to 4,500 active stockkeeping units ("SKU's") per warehouse as opposed to discount retailers and supermarkets which normally stock 40,000 to 60,000 SKU's or more. These practices are consistent with PriceCostco's membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. PriceCostco's policy is to accept returns of merchandise within a reasonable time after purchase.

    The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by PriceCostco during fiscal 1995, 1994 and 1993:

                                                                                  1995         1994         1993
                                                                               -----------  -----------  -----------
SUNDRIES (including candy, snack foods, health and beauty aids, tobacco,
 alcoholic beverages, soft drinks and cleaning and institutional supplies)...         32%          32%          32%
FOOD (including dry and fresh foods and institutionally packaged foods)......         32           31           31
HARDLINES (including major appliances, video and audio tape, electronics,
 tools, office supplies, furniture and automotive supplies)..................         22           22           21
SOFTLINES (including apparel, domestics, cameras, jewelry, housewares, books
 and small appliances).......................................................         11           12           13
OTHER........................................................................          3            3            3
                                                                                     ---          ---          ---
                                                                                     100%         100%         100%
                                                                                     ---          ---          ---
                                                                                     ---          ---          ---

    PriceCostco has direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained by PriceCostco from any one of these or other suppliers. PriceCostco has not experienced any difficulty in obtaining sufficient quantities of merchandise, and believes that if one or more of its current sources of supply became unavailable, it would be able to obtain alternative sources without experiencing a substantial disruption of its business. PriceCostco also purchases different national brand name or selected private label merchandise of the same product, as long as cost, quality and customer demand are comparable.

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

MEMBERSHIP POLICY

    PriceCostco's membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. PriceCostco has two primary types of members; Business and Gold Star (individual members).

    Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. PriceCostco promotes Business membership through its merchandise selection and its membership marketing programs. Business members generally pay an annual membership fee of $30 for the primary membership card with additional membership cards available for an annual fee of $15.

    Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other selected organizations. Individual members generally pay an annual membership fee of $35 which includes a spouse card.

    As of September 3, 1995, PriceCostco had approximately 3.3 million Business memberships and approximately 6.7 million Gold Star memberships. Members can utilize their memberships at any Price Club or Costco Wholesale location.

LABOR

    As of September 3, 1995, PriceCostco had approximately 52,000 employees, about 50% of which were part time. Substantially all of Price's 11,000 hourly employees in California, Connecticut,

Maryland, Massachusetts, New Jersey, New York and one Price Club warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining hourly Price employees and all employees of Costco are non-union. PriceCostco considers its employee relations to be good.

COMPETITION

    The Company operates in the rapidly changing and highly competitive merchandising industry. When Price pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart and Kmart have become the largest retailers in the United States and have recently expanded into food merchandising. Target has also emerged as a significant retail competitor. Approximately 850 warehouse clubs exist across the U.S. and Canada, including the 240 warehouses operated by the Company, and every major metropolitan area has some, if not several, club operations. Low cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, Petsmart, Toys-R-Us, Circuit City and Barnes & Noble Books, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in stores such as The Sharper Image, while home shopping is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates in Arizona and California, are capturing an increasingly greater share of the institutional food business from wholesale operators and others; and many supermarkets now offer food lines in bulk sizes and at prices comparable to those offered by the Company. (See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations")

REGULATION

    Certain state laws require that the Company apply minimum markups to its selling prices for specific goods, such as tobacco products and alcoholic beverages, and prohibit the sale of specific goods, such as tobacco and alcoholic beverages, at different prices in one location. While compliance with such laws may cause the Company to charge somewhat higher prices than it otherwise would charge, other retailers are also typically governed by the same restrictions, and the Company believes that compliance with such laws does not have a material adverse effect on its operations.

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

ITEM 2 -- PROPERTIES

WAREHOUSE PROPERTIES

    At September 3, 1995, PriceCostco operated warehouse clubs in 21 states, 7 Canadian provinces and the United Kingdom under the "Price Club" and "Costco Wholesale" names. The following is a summary of owned and leased warehouses by region:

                              NUMBER OF WAREHOUSES

                                               OWN LAND AND       LEASE LAND AND/OR
                                                 BUILDING              BUILDING            GRAND TOTALS
                                           --------------------  --------------------  --------------------
                                           PRICE  COSTCO  TOTAL  PRICE  COSTCO  TOTAL  PRICE  COSTCO  TOTAL
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
UNITED STATES............................    65      89    154     15      22     37     80     111    191
CANADA...................................    15      18     33      9       3     12     24      21     45
UNITED KINGDOM...........................    --       4      4     --      --     --     --       4      4
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
  Grand Totals...........................    80     111    191     24      25     49    104     136    240
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----
                                           -----  ------  -----  -----  ------  -----  -----  ------  -----

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 1995:

                                                                                                  TOTAL
                                                                        OTHER                   WAREHOUSES
OPENINGS BY FISCAL YEAR                   UNITED STATES   CANADA    INTERNATIONAL     TOTAL    IN OPERATION
----------------------------------------  -------------   -------   --------------   -------   ------------
1990 and prior..........................       107           12            --           119        119
1991....................................        13            8            --            21        140
1992....................................        27            3            --            30        170
1993....................................        23            7            --            30        200
1994....................................        12            7             2            21        221
1995....................................         9            8             2            19        240
1996 (through 12/31/95).................         2            7             1            10        250
                                               ---        -------         ---        -------
    Total...............................       193           52             5(a)        250
                                               ---        -------         ---        -------
                                               ---        -------         ---        -------

------------------------
(a) As of September 3, 1995, the Company operated (through a 50%-owned joint venture) thirteen warehouses in Mexico (one opened in fiscal 1992, two opened in fiscal 1993, five opened in fiscal 1994, and five opened in fiscal
    1995). These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore its operations are not consolidated in the Company's financial statements.

    The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities for the consolidation and distribution of certain shipments to the warehouses and operates various processing and packaging facilities to support ancillary businesses.

DISCONTINUED OPERATIONS - NON-CLUB REAL ESTATE SEGMENT

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

    Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to Price's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. The Company believes that this lawsuit is without merit and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiffs' counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleges violation of certain state and federal laws arising from the spin-off and Exchange Transaction and the merger between Price and Costco. The Company believes that this lawsuit is without merit and is vigorously defending against this lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on February 1, 1996 at The Pan Pacific Hotel in Anaheim, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the names, ages and positions of the executive officers of the registrant.

        NAME          AGE     POSITION WITH COMPANY
--------------------  --- ------------------------------
James D. Sinegal      59  President and Chief Executive
                           Officer
Jeffrey H. Brotman    53  Chairman of the Board
Richard D. DiCerchio  52  Executive Vice President --
                           Merchandising, Distribution,
                           Construction and Marketing
Richard A. Galanti    39  Executive Vice President and
                           Chief Financial Officer
Franz E. Lazarus      48  Executive Vice President --
                           International Operations
David B. Loge         53  Executive Vice President --
                           Manufacturing and Ancillary
                           Businesses
Walter C. Jelinek     43  Executive Vice President,
                           Chief Operating Officer --
                           Northern Division
Edward B. Maron       68  Executive Vice President,
                           Chief Operating Officer --
                           Canadian Division
Joseph P. Portera     42  Executive Vice President,
                           Chief Operating Officer --
                           Eastern Division
Dennis R. Zook        46  Executive Vice President,
                           Chief Operating Officer --
                           Southern Division

    James D. Sinegal has been President, Chief Executive Officer and a director of the Company since October 1993 upon consummation of the merger of Costco Wholesale Corporation ("Costco") and The Price Company (the "Merger"). From its inception until 1993, he was President and Chief Operating Officer of Costco and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal is a co-founder of Costco and has been a director of Costco since its inception. Mr. Sinegal is a director of Price Enterprises, Inc. ("Price Enterprises") but his term as a director of Price Enterprises will expire as of that company's next election of directors on January 16, 1996. Mr. Sinegal does not intend to stand for reelection to Price Enterprise's Board of Directors.

    Jeffrey H. Brotman is a native of the Pacific Northwest and is a 1967 graduate of the University of Washington Law School. Mr. Brotman was elected Chairman of the Board of the Company on December 21, 1994. Mr. Brotman was the Vice Chairman of the Board of the Company from October 1993 (upon consummation of the Merger) until December 21, 1994. He is a co-founder of Costco and founder of a number of other specialty retail chains. Mr. Brotman is a director of Seafirst Bank, Starbucks Corp., The Sweet Factory and Garden Botanika.

    Richard D. DiCerchio has been Executive Vice President -- Merchandising, Distribution, Construction and Marketing and a director of the Company since October 1993 (upon consummation of the Merger) and, until mid-August 1994, also served as Executive Vice President, Chief Operating Officer -- Northern Division. He was elected Chief Operating Officer -- Western Region of Costco in August 1992 and was elected Executive Vice President and director of Costco in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco. He joined Costco as Vice President, Operations in May 1983.

    Richard A. Galanti has been Executive Vice President and Chief Financial Officer of PriceCostco since the Merger and has been a Director of PriceCostco since January 1995. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco since January 1985, having joined Costco as Vice President -- Finance in March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation.

    Franz E. Lazarus was named Executive Vice President -- International Operations in September, 1995, prior to which he had served as Executive Vice President, Chief Operating Officer -- Northern Division of PriceCostco since August 1994 and Executive Vice President, Chief Operating Officer -- Eastern Division since the Merger. He was named Executive Vice President, Chief Operating Officer -- East Coast Operations of Costco in August 1992. Mr. Lazarus joined Costco in November 1983 and has held various positions prior to his current position.

    David B. Loge has been Executive Vice President -- Manufacturing and Ancillary Businesses since August 1994. Mr. Loge joined Price as a Director of Price Club Industries in March 1989 and became Vice President of Price and President of Price Club Industries in December 1990. Prior to joining Price, he served as Vice President of Operations of Sundale Beverage in Belmont, California.

    Walter C. ("Craig") Jelinek has been Executive Vice President, Chief Operating Officer -- Northern Division since September 1995. He had been Senior Vice President, Operations -- Northwest Region since September 1992. From May 1986 to September 1994 he was Vice President, Regional Operations Manager -- Los Angeles Region and has held various management positions since joining Costco in April 1984.

    Edward B. Maron has been Executive Vice President, Chief Operating Officer -- Canadian Division of PriceCostco since the Merger. He had been Senior Vice President -- Canadian Division of Costco since April 1990. He has held various management positions since joining Costco in June 1985.

    Joseph P. Portera has been Executive Vice President, Chief Operating Officer -- Eastern Division of PriceCostco since August, 1994. He was Senior Vice President, Operations -- Northern California Region from October, 1993 to August 1994. From August 1991 to October 1993 he was Senior Vice President, Merchandising -- Non Foods of Costco, and has held various management positions since joining Costco in April 1984.

    Dennis R. Zook has been Executive Vice President, Chief Operating Officer -- Southern Division of PriceCostco since the Merger. He was Executive Vice President of Price since February 1989. Mr. Zook became Vice President of West Coast Operations of Price in October 1988 and has held various management positions since joining Price in October 1981.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Trading in PriceCostco Common Stock commenced on October 22, 1993, and is quoted on The Nasdaq Stock Market's National Market under the symbol "PCCW." Prior to October 21, 1993, Price Common Stock was quoted on The Nasdaq Stock Market's National Market under the symbol "PCLB" and Costco Common Stock was quoted on The Nasdaq Stock Market's National Market under the symbol "COST."

    In the Merger between Price and Costco, which occurred on October 21, 1993, each share of Price Common Stock, par value $.10 per share, was exchanged for
2.13 shares of PriceCostco Common Stock and each share of Costco Common Stock, par value $.0033 per share, was exchanged for one share of PriceCostco Common Stock.

    The following table sets forth the high and low sales prices of PriceCostco Common Stock for the period October 22, 1993 through October 31, 1995, and Price Common Stock and Costco Common Stock for the periods indicated. All Price Common Stock data below has been adjusted to reflect the 2.13 exchange ratio in the Merger. The quotations are as reported in published financial sources.

                                                                   PRICE                 COSTCO             PRICECOSTCO
                                                                COMMON STOCK          COMMON STOCK          COMMON STOCK
                                                             ------------------    ------------------    ------------------
                                                              HIGH        LOW       HIGH        LOW       HIGH        LOW
                                                             -------    -------    -------    -------    -------    -------
Calendar Quarters -- 1993
  First Quarter.............................................  18 3/4     14 3/4     25 1/4     18 1/2     --         --
  Second Quarter............................................  18 1/2     13 1/4     19 3/4     15 3/4     --         --
  Third Quarter.............................................  18         14 3/4     18 1/2     15         --         --
  Fourth Quarter (through October 21, 1993).................  19 7/8     17 1/2     19 5/8     16 3/4     --         --
  Fourth Quarter (October 22, 1993 through December 31,
  1993).....................................................  --         --         --         --         21 3/8     17 1/8
Calendar Quarters -- 1994
  First Quarter.............................................  --         --         --         --         21 5/8     16 7/8
  Second Quarter............................................  --         --         --         --         18 1/4     13
  Third Quarter.............................................  --         --         --         --         16 1/2     13 3/4
  Fourth Quarter............................................  --         --         --         --         16 3/4     12 1/2
Calendar Quarters -- 1995
  First Quarter.............................................  --         --         --         --         15 1/8     12
  Second Quarter............................................  --         --         --         --         16 5/8     13 5/16
  Third Quarter.............................................  --         --         --         --         19 1/2     16 1/4
  Fourth Quarter (through October 31, 1995).................  --         --         --         --         18 1/8     16 3/8

    On October 31, 1995, the last reported sales price per share of PriceCostco Common Stock was $17.00. On October 31, 1995, the Company had 9,025 stockholders of record.

                                DIVIDEND POLICY

    PriceCostco does not pay regular dividends and does not anticipate the declaration of a cash dividend in the forseeable future. Under its two revolving credit agreements, PriceCostco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6 -- SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for the ten fiscal years in the period ended September 3, 1995 for PriceCostco, giving effect to the Merger using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation. This selected financial and operating data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of PriceCostco for fiscal 1995.

                               PRICE/COSTCO, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            53 WEEKS      52 WEEKS     52 WEEKS     52 WEEKS      52 WEEKS       52 WEEKS
                                             ENDED          ENDED        ENDED        ENDED        ENDED          ENDED
                                          SEPTEMBER 3,   AUGUST 28,   AUGUST 29,   AUGUST 30,   SEPTEMBER 1,   SEPTEMBER 2,
                                              1995          1994         1993         1992          1991           1990
                                          ------------   -----------  -----------  -----------  ------------   ------------
OPERATING DATA
Revenue
  Net sales.............................  $17,905,926    $16,160,911  $15,154,685  $13,820,380  $11,813,509     $9,346,099
  Membership fees and other.............      341,360        319,732      309,129      276,998      228,742        185,144
                                          ------------   -----------  -----------  -----------  ------------   ------------
  Total revenue.........................   18,247,286     16,480,643   15,463,814   14,097,378   12,042,251      9,531,243
Operating expenses
  Merchandise costs.....................   16,225,848     14,662,891   13,751,153   12,565,463   10,755,823      8,518,951
  S,G&A expenses........................    1,555,588      1,425,549    1,314,660    1,128,898      934,120        719,446
  Preopening expenses...................       25,018         24,564       28,172       25,595       16,289         11,691
  Provision for estimated warehouse
   closing costs........................        7,500          7,500        5,000        2,000        1,850          6,000
                                          ------------   -----------  -----------  -----------  ------------   ------------
  Operating income......................      433,332        360,139      364,829      375,422      334,169        275,155
Other income (expense)
  Interest expense......................      (67,911)       (50,472)     (46,116)     (35,525)     (26,041)       (18,769)
  Interest income and other.............        2,783         13,888       17,750       28,958       33,913         19,239
  Provision for merger and restructuring
   expenses.............................           --       (120,000)          --           --           --             --
                                          ------------   -----------  -----------  -----------  ------------   ------------
Income from continuing operations before
 provision for income taxes.............      368,204        203,555      336,463      368,855      342,041        275,625
Provision for income taxes..............      150,963         92,657      133,620      145,833      134,748        107,899
                                          ------------   -----------  -----------  -----------  ------------   ------------
Income from continuing operations.......      217,241        110,898      202,843      223,022      207,293        167,726
  Discontinued operations:
    Income (loss), net of tax...........           --        (40,766)      20,404       19,385       11,566          6,854
    Loss on disposal....................      (83,363)      (182,500)          --           --           --             --
Extraordinary items.....................           --             --           --           --           --             --
                                          ------------   -----------  -----------  -----------  ------------   ------------
Net income (loss).......................  $   133,878    $  (112,368) $   223,247  $   242,407  $   218,859     $  174,580
                                          ------------   -----------  -----------  -----------  ------------   ------------
                                          ------------   -----------  -----------  -----------  ------------   ------------
Per Share Data -- Fully Diluted
  Income from continuing operations.....  $      1.05    $      0.51  $      0.92  $      0.98  $      0.93     $     0.79
  Discontinued Operations:
    Income (loss), net of tax...........           --          (0.19)        0.08         0.08         0.05           0.03
    Loss on Disposal....................        (0.37)         (0.83)          --           --           --             --
  Extraordinary items...................           --             --           --           --           --             --
                                          ------------   -----------  -----------  -----------  ------------   ------------
  Net income (loss).....................  $      0.68    $     (0.51) $      1.00  $      1.06  $      0.98     $     0.82
                                          ------------   -----------  -----------  -----------  ------------   ------------
                                          ------------   -----------  -----------  -----------  ------------   ------------
  Shares used in calculation............      224,079        219,334      240,162      245,090      234,202        219,532

                                            53 WEEKS      52 WEEKS    52 WEEKS    52 WEEKS
                                             ENDED         ENDED       ENDED       ENDED
                                          SEPTEMBER 3,   AUGUST 28,  AUGUST 30,  AUGUST 31,
                                              1989          1988        1987        1986
                                          ------------   ----------  ----------  ----------
OPERATING DATA
Revenue
  Net sales.............................   $7,844,539    $6,042,159  $4,606,352  $3,337,361
  Membership fees and other.............      157,621       125,985      98,201      70,695
                                          ------------   ----------  ----------  ----------
  Total revenue.........................    8,002,160     6,168,144   4,704,553   3,408,056
Operating expenses
  Merchandise costs.....................    7,168,907     5,531,626   4,198,768   3,040,115
  S,G&A expenses........................      590,465       458,013     355,178     256,407
  Preopening expenses...................       11,685         6,509      12,784       4,031
  Provision for estimated warehouse
   closing costs........................        1,609         4,000          --          --
                                          ------------   ----------  ----------  ----------
  Operating income......................      229,494       167,996     137,823     107,503
Other income (expense)
  Interest expense......................      (24,583)      (20,949)    (13,840)     (8,249)
  Interest income and other.............       24,275        22,341      20,936      21,281
  Provision for merger and restructuring
   expenses.............................           --            --          --          --
                                          ------------   ----------  ----------  ----------
Income from continuing operations before
 provision for income taxes.............      229,186       169,388     144,919     120,535
Provision for income taxes..............       88,742        67,533      68,019      58,162
                                          ------------   ----------  ----------  ----------
Income from continuing operations.......      140,444       101,855      76,900      62,373
  Discontinued operations:
    Income (loss), net of tax...........        3,600            --          --          --
    Loss on disposal....................           --            --          --          --
Extraordinary items.....................           --         2,856       1,510         995
                                          ------------   ----------  ----------  ----------
Net income (loss).......................   $  144,044    $  104,711  $   78,410  $   63,368
                                          ------------   ----------  ----------  ----------
                                          ------------   ----------  ----------  ----------
Per Share Data -- Fully Diluted
  Income from continuing operations.....   $     0.69    $     0.56  $     0.42  $     0.37
  Discontinued Operations:
    Income (loss), net of tax...........         0.02            --          --          --
    Loss on Disposal....................           --            --          --          --
  Extraordinary items...................           --          0.02        0.01        0.01
                                          ------------   ----------  ----------  ----------
  Net income (loss).....................   $     0.71    $     0.58  $     0.43  $     0.38
                                          ------------   ----------  ----------  ----------
                                          ------------   ----------  ----------  ----------
  Shares used in calculation............      212,772       181,336     180,887     168,324

                               PRICE/COSTCO, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE AND PER SHARE DATA)

                            SEPTEMBER 3,  AUGUST 28,  AUGUST 29,  AUGUST 30,  SEPTEMBER 1,  SEPTEMBER 2,  SEPTEMBER 3,  AUGUST 28,
                                1995         1994        1993        1992         1991          1990          1989         1988
                            ------------  ----------  ----------  ----------  ------------  ------------  ------------  ----------
BALANCE SHEET DATA
  Working capital
   (deficit)..............   $    9,381   $ (113,009) $  127,312  $  281,592   $  304,703    $   14,342    $  103,252   $  208,569
  Property and equipment,
   net....................    2,535,593    2,146,396   1,966,601   1,704,052    1,183,432       935,767       752,912      511,784
  Total assets............    4,437,419    4,235,659   3,930,799   3,576,543    2,986,094     2,029,931     1,740,332    1,445,814
  Short-term debt.........       75,725      149,340      23,093          --           --       139,414       114,000           --
  Long-term debt and
   capital lease
   obligations, net.......    1,094,615      795,492     812,576     813,976      500,440       199,506       234,017      327,760
  Stockholders' equity
   (a)(b).................    1,530,744    1,684,960   1,796,728   1,593,943    1,429,703       988,458       777,730      585,598
WAREHOUSES IN OPERATION
  Beginning of year.......          221          200         170         140          119           104            84           77
  Opened..................           24           29          37          31           23            19            20           10
  Closed..................           (5)          (8)         (7)         (1)          (2)           (4)           --           (3)
                            ------------  ----------  ----------  ----------  ------------  ------------  ------------  ----------
  End of Year.............          240          221         200         170          140           119           104           84
                            ------------  ----------  ----------  ----------  ------------  ------------  ------------  ----------
                            ------------  ----------  ----------  ----------  ------------  ------------  ------------  ----------

                            AUGUST 30,  AUGUST 31,
                               1987        1986
                            ----------  -----------
BALANCE SHEET DATA
  Working capital
   (deficit)..............  $  244,783   $ 173,765
  Property and equipment,
   net....................     411,590     234,813
  Total assets............   1,205,843     769,799
  Short-term debt.........          --          --
  Long-term debt and
   capital lease
   obligations, net.......     333,503     124,475
  Stockholders' equity
   (a)(b).................     468,045     384,275
WAREHOUSES IN OPERATION
  Beginning of year.......          47          36
  Opened..................          30          11
  Closed..................          --          --
                            ----------  -----------
  End of Year.............          77          47
                            ----------  -----------
                            ----------  -----------

------------------------
(a) In 1989 Price paid to its shareholders a one-time special cash dividend of $74,621 or $1.50 per share of Price Common Stock.
(b) In 1989 stockholders' equity reflects a $20,100 reduction of retained earnings related to conforming Price's accounting for income tax method to Costco's accounting for income tax method as of fiscal 1989.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1995 (53 WEEKS) AND FISCAL 1994 (52 WEEKS):
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1995 reflect net income of $133,878 or $.68 per share (fully diluted), as compared to a fiscal 1994 net loss of $112,368 or $.51 per share (fully diluted). The fiscal 1995 results include a non-cash charge of $83,363 or $.37 per share, reflecting the final calculation for the loss on the disposal of the discontinued real estate operations following the completion of the Spin-off of Price Enterprises. The fiscal 1994 loss of $112,368 includes the provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $.36 per share after tax), a provision included in loss from discontinued operations of $80,500 pre-tax ($47,500 or $.22 per share after tax) arising from a change in accounting estimates caused by the Exchange Transaction, and a non-cash charge of $182,500, or $.83 per share, reflecting the estimated loss on disposal of the discontinued non-club real estate operations.

    CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1995 was $217,241 or $1.05 per share, compared to income from continuing operations for fiscal 1994 of $110,898 or $.51 per share. Excluding the $120,000 pre-tax ($80,000 after tax) merger and restructuring charge, income from continuing operations for fiscal 1994 would have been $190,898 or $.87 per share.

    Net sales increased 10.8% to $17,905,926 in fiscal 1995 from $16,160,911 in fiscal 1994. This increase was due to: (i) first year sales at the 24 new warehouses opened during fiscal 1995, which increase was partially offset by 5 warehouses closed during fiscal 1995 that were in operation during fiscal 1994;
(ii) increased sales at 29 warehouses that were opened in fiscal 1994 and that were in operation for the entire 1995 fiscal year; (iii) higher sales at existing locations opened prior to fiscal 1994; and (iv) one additional week of sales related to having a 53-week fiscal year. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at a 2% annual rate in fiscal 1995, compared to a negative 3% annual rate during fiscal 1994. The improvement in comparable sales levels in fiscal 1995, as compared to fiscal 1994, reflects new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations.

    Membership fees and other revenue increased 6.8% from $319,732, or 1.98% of net sales, in fiscal 1994 to $341,360, or 1.91% of net sales in fiscal 1995. This increase is primarily due to membership sign-ups at the 24 new warehouses opened in fiscal 1995 and one additional week of membership fees related to having a 53-week fiscal year.

    Gross margin (defined as net sales minus merchandise costs) increased 12.2% from $1,498,020, or 9.27% of net sales in fiscal 1994 to $1,680,078, or 9.38% of net sales in fiscal 1995. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger and the expanded use of the Company's depot facilities. The gross margin figures reflect accounting for most U.S merchandise inventories on the last-in, first-out (LIFO) method. For fiscal 1995 there was a $9,500 LIFO provision, or $.03 per share (fully diluted), decreasing income after tax due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $2,600 LIFO benefit or $.01 per share (fully diluted) in fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales improved from 8.82% during fiscal 1994 to 8.69% during fiscal 1995, reflecting lower expense ratios resulting from improved comparable sales increases, as well as the implementation of front-end scanning and automated receiving at certain existing warehouses, partially offset by higher expenses associated with international expansion and certain ancillary operations.

    Preopening expenses totaled $25,018 or 0.14% of net sales during fiscal 1995 and $24,564 or 0.15% of net sales during fiscal 1994. During fiscal 1995, the Company opened 24 new warehouses compared to opening 29 new warehouses during fiscal 1994. Fiscal 1995 preopening expenses also included an increased level of costs associated with remodels and expanding fresh foods and ancillary operations at existing warehouses.

    The Company recorded a pre-tax provision for warehouse closing costs of $7,500 or $.02 per share on an after-tax basis (fully diluted). The provision includes estimated closing costs for certain warehouses, which were or will be replaced by new warehouses, the closing of a regional office and additional costs related to warehouse clubs closed in prior years. Warehouse closing costs were also $7,500 (pre-tax) or $.02 per share in fiscal 1994.

    Interest expense totaled $67,911 in fiscal 1995, and $50,472 in fiscal 1994. In both fiscal years, interest expense was incurred as a result of the interest on the convertible subordinated debentures and interest on borrowings on the Company's bank lines and commercial paper programs. Interest expense in fiscal 1995 also includes interest on the Senior Notes (as hereafter defined) issued in June, 1995. The increase in interest expense is primarily related to higher borrowings and interest rates under the Company's bank lines and commercial paper programs and the issuance of the Senior Notes.

    Interest income and other totaled $2,783 in fiscal 1995, and $13,888 in fiscal 1994. This decrease was primarily due to the Company reflecting its share of losses in certain unconsolidated joint ventures, the elimination of interest income on certain notes receivable that were transferred to Price Enterprises as of fiscal 1994 year-end, and an approximate $2,500 pre-tax charge representing the Company's share of foreign currency exchange losses incurred by Price Club Mexico due to Mexico's currency devaluation during fiscal 1995.

    The $120,000 pre-tax provision for merger and restructuring costs reflected in fiscal 1994 includes direct transaction costs, expenses related to consolidating and restructuring certain functions, the closing of certain facilities and disposal of related properties, severance and employee payouts, write-offs of certain redundant capitalized costs and certain other costs. These costs were provided for in the first quarter of fiscal 1994. For additional information see "Note 2 -- Merger of Price and Costco" to the consolidated financial statements.

    In fiscal 1995 and 1994, the effective income tax rate on income from continuing operations before provision for income taxes was 41.0% (excluding the merger and restructuring charges in fiscal 1994).

    DISCONTINUED OPERATIONS

    Income from discontinued real estate operations is not included in operating results for periods subsequent to the announcement date (fourth quarter of fiscal 1994) and through the date of disposal (second quarter of fiscal 1995). The fiscal 1994 loss on discontinued real estate operations (net of operating expenses and taxes) included the results of income-producing properties, gains on sale of property, interest income and a provision of $90,200 pre-tax, of which $80,500 pre-tax ($47,500 after tax or $.22 per share) related to a change in calculating estimated losses for assets which were considered to be economically impaired. This change in accounting estimates resulted from the spin-off of the real estate segment assets into Price Enterprises, and Price Enterprises' decision to pursue business plans and operating strategies as a stand-alone entity which were significantly different than the strategies of the Company.

    Discontinued operations in fiscal 1995 includes a non-cash charge of $83,363 or $.37 per share, reflecting the final calculation for the loss on disposal of the discontinued real estate operations. Fiscal 1994 includes a $182,500 or $.83 per share charge for the estimated loss on the disposal of the discontinued real estate operations. These charges relate to the transfer of the Company's commercial real estate operations, together with certain other assets, to Price Enterprises as part of the Exchange Transaction. The Exchange Transaction was completed on December 20, 1994, and the estimated loss on disposal was adjusted to actual. For a more detailed discussion of the Exchange Transaction, see "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations."

COMPARISON OF FISCAL 1994 (52 WEEKS) AND FISCAL 1993 (52 WEEKS):
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1994 reflected a net loss of $112,368 or $.51 per share (fully diluted), as compared to fiscal 1993 net income of $223,247 or $1.00 per share (fully diluted). The fiscal 1994 net loss included the provision for merger and restructuring costs of $120,000 pre-tax ($80,000 or $.36 per share after tax), a non-cash provision of $80,500 pre-tax ($47,500 or $.22 per share after tax) arising from a change in accounting estimates caused by the Exchange Transaction, and a non-cash charge of $182,500, or $.83 per share, reflecting the estimated loss on disposal of the discontinued non-club real estate operations.

    CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1994 was $110,898 or $.51 per share, compared to income from continuing operations for fiscal 1993 of $202,843 or $.92 per share. Excluding the $120,000 pre-tax merger and restructuring charge, income from continuing operations for fiscal 1994 would have been $190,898 or $.87 per share.

    Net sales increased 6.6% to $16,160,911 in fiscal 1994 from $15,154,685 in fiscal 1993. This increase was due to: (i) first year sales at the 29 new warehouses opened during fiscal 1994, which increase was partially offset by eight warehouses closed during fiscal 1994 that were in operation during fiscal 1993; and (ii) increased sales at 37 warehouses that were opened in 1993 and that were in operation for the entire 1994 fiscal year, which increase was partially offset by lower sales at existing locations opened prior to fiscal 1993. Changes in prices did not materially affect sales levels.

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

    Membership fees and other revenue increased 3.4% from $309,129, or 2.04% of net sales, in fiscal 1993 to $319,732, or 1.98% of net sales in fiscal 1994. This increase reflects a continued strong membership base at existing warehouses, membership sign-ups at the 29 new warehouses and an annualized effect of membership fee increases in certain markets implemented in fiscal 1993.

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

    Preopening expenses totaled $28,172 or 0.19% of net sales during fiscal 1993, and $24,564 or 0.15% of net sales during fiscal 1994. During fiscal 1994, the Company opened 29 new warehouses compared to opening 37 new warehouses during fiscal 1993.

    The Company recorded a pre-tax provision for warehouse closing costs of $7,500 or $.02 per share on an after-tax basis (fully diluted). The provision included $5,750 (pre-tax) related to settlement of a lease dispute and additional closing costs related to warehouse clubs closed in prior years, and $1,750 (pre-tax) related to the estimated closing costs of six warehouses which were replaced by new warehouses. This compared to $5,000 (pre-tax) or $.01 per share in fiscal 1993.

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

    DISCONTINUED OPERATIONS

    Income from discontinued real estate operations (net of operating expenses and taxes) was $20,404 or $.08 per share in fiscal 1993, compared to a loss from discontinued real estate operations of $40,766 or $.19 per share in fiscal 1994. Discontinued real estate operations include the results of income producing properties, gains on sale of property, and interest income. In fiscal 1994 the results included a provision of $90,200 pre-tax of which $80,500 pre-tax ($47,500 after tax or $.22 per share) related to a change in calculating estimated losses for assets which are considered to be economically impaired.

    The loss on disposal of the discontinued real estate operations of $182,500 or $.83 per share, reflected in the fourth quarter of fiscal 1994, related to the transfer of the Company's commercial real estate operations, together with certain other assets, to Price Enterprises as part of the Exchange Transaction. For a description of the Exchange Transaction, see "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations."

RECENT SALES RESULTS

    PriceCostco's net sales for the eight-week period ended October 29, 1995 were approximately $2,756,000 an increase of 9.2% from approximately $2,524,000 for the same eight-week period of the prior fiscal year. Comparable warehouse sales (sales in warehouses open for at least a year) increased by 3 percent during the eight-week period.

                        LIQUIDITY AND CAPITAL RESOURCES
                             (DOLLARS IN THOUSANDS)

    PriceCostco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

    In fiscal 1995, cash provided from operations was approximately $278,000. In June 1995, the Company issued $300,000 of 7 1/8% Senior Notes due June 15, 2005 (the "Senior Notes"). The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness incurred under the Company's $500,000 commercial paper program. The Senior Notes indenture contains limitations on the Company's and certain subsidiaries ability to create liens securing indebtedness and to enter certain sale-leaseback transactions. Cash flow from operations, borrowings under the Company's commercial paper program and the proceeds from the Senior Notes provided the primary sources of funds for additions to property and equipment for warehouse clubs and related operations of $531,000 and other investing activities related primarily to investments in unconsolidated joint ventures of $11,500.

    Expansion plans for the United States and Canada during fiscal 1996 are to open 20-25 new warehouse clubs. The Company also expects to continue expansion of its international operations. To date the Company has opened four warehouses in the United Kingdom through a 60%-owned subsidiary, and plans to open three to four additional United Kingdom units during fiscal 1996. Other markets are being assessed, particularly in the Pacific Rim, and include the planned opening of a warehouse club location in Taiwan during the summer of 1996.

    PriceCostco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April, 1995. See "Note 4 -- Acquisition of Price Enterprises' Interest in Price Club Mexico" in Notes to Consolidated Financial Statements. As of September 3, 1995, Price Club Mexico operated 13 Price Club warehouses in Mexico.

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $450,000 to $500,000 during fiscal 1996 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom and other potential ventures. These expenditures will be financed with a combination of cash provided from operations; the use of cash and cash equivalents (which totaled $45,688 at September 3, 1995), short-term borrowings under revolving credit facilities and/or commercial paper facilities, and other financing sources as required.

    The Company has a domestic multiple-option loan facility with a group of 13 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At September 3, 1995, no amounts were outstanding under the loan facility and $51,965 was outstanding under the commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 30, 1996 at substantially the same terms.

    In addition, the Company's wholly-owned Canadian subsidiary has a $103,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $63,000 will expire in April 1996 and $40,000 will expire in April 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At September 3, 1995, no amounts were outstanding under the bank credit facility and $23,760 was outstanding under the Canadian commercial paper program.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $196,000. The outstanding commitments under these facilities at September 3, 1995 totaled approximately $127,000, including approximately $51,000 in standby letters of credit for workers' compensation requirements.

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). At September 3, 1995, working capital totaled $9,000 compared to a working capital (deficit) of ($113,000) at August 28, 1994. This increase in net working capital is primarily related to reductions in notes payable of $74,000 as long-term debt proceeds were used to refinance certain short-term borrowings.

    In fiscal 1994, cash provided from operations was approximately $248,000. These funds, combined with beginning fiscal year balances of cash, cash equivalents and short-term investments, along with borrowings under the Company's commerical paper program were used to finance: 1) additions to property and equipment for warehouse clubs and related operations of $475,000;
2) net inventory
investment (merchandise inventories less accounts payable) of $66,000; and 3) other investing activities related primarily to net discontinued operations and investments in unconsolidated joint ventures, which together totaled approximately $73,500.

ITEM 8 -- FINANCIAL STATEMENTS

    Financial statements of PriceCostco are as follows:

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Public Accountants...................................................................         22
Consolidated Balance Sheets, as of September 3, 1995 and August 28, 1994...................................         23
Consolidated Statements of Operations, for the 53 weeks ended September 3, 1995 and the 52 weeks ended
 August 28, 1994, and August 29, 1993......................................................................         24
Consolidated Statements of Stockholders' Equity, for the 53 weeks ended September 3, 1995 and the 52 weeks
 ended August 28, 1994, and August 29, 1993................................................................         25
Consolidated Statements of Cash Flows, for the 53 weeks ended September 3, 1995 and the 52 weeks ended
 August 28, 1994, and August 29, 1993......................................................................         26
Notes to Consolidated Financial Statements.................................................................         27

ITEM 9 -- CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on February 1, 1996, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on February 1, 1996, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders to be held on February 1, 1996, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on February 1, 1996, to be filed with the Commission pursuant to Regulation 14A.
                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report are as follows:

1.  Financial Statements:

    See  listing of Financial Statements included as a part of this Form 10-K on
    Item 8 of Part II.

2.  Financial Statement Schedules -- None.

    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

3.  Exhibits:

    The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 1995

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

      By            /s/ JAMES D. SINEGAL         November 22, 1995
   ----------------------------------------
                James D. Sinegal
     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                   DIRECTOR

      By          /s/ JEFFREY H. BROTMAN         November 22, 1995
   ----------------------------------------
               Jeffrey H. Brotman
              CHAIRMAN OF THE BOARD

      By         /s/ RICHARD D. DICERCHIO        November 22, 1995
   ----------------------------------------
              Richard D. DiCerchio
   EXECUTIVE VICE PRESIDENT -- MERCHANDISING,
   DISTRIBUTION, CONSTRUCTION AND MARKETING
                 AND DIRECTOR

      By           /s/ RICHARD A. GALANTI        November 22, 1995
   ----------------------------------------
               Richard A. Galanti
    EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
   OFFICER AND DIRECTOR (PRINCIPAL FINANCIAL
                   OFFICER)

      By          /s/ DAVID S. PETTERSON         November 22, 1995
   ----------------------------------------
               David S. Petterson
      SENIOR VICE PRESIDENT AND CONTROLLER
        (PRINCIPAL ACCOUNTING OFFICER)

       By            /s/ DANIEL BERNARD          November 22, 1995
   ----------------------------------------
                 Daniel Bernard
                    DIRECTOR

      By           /s/ HAMILTON E. JAMES         November 22, 1995
   ----------------------------------------
                Hamilton E. James
                    DIRECTOR

      By          /s/ RICHARD M. LIBENSON        November 22, 1995
   ----------------------------------------
               Richard M. Libenson
                    DIRECTOR

      By          /s/ JOHN W. MEISENBACH         November 22, 1995
   ----------------------------------------
               John W. Meisenbach
                    DIRECTOR

     By         /s/ FREDERICK O. PAULSELL        November 22, 1995
   ----------------------------------------
              Frederick O. Paulsell
                    DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc.:

We have audited the accompanying consolidated balance sheets of Price/Costco, Inc. (a Delaware corporation) and subsidiaries (PriceCostco) as of September 3, 1995 and August 28, 1994, and the related statements of operations, stockholders' equity and cash flows for the 53-week period ended September 3, 1995, and the 52-week periods ended August 28, 1994 and August 29, 1993. These financial statements are the responsibility of PriceCostco's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Price Company and subsidiaries (Price), which statements reflect total revenues of 51% of the consolidated totals for the 52-week period ended August 29, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Price, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PriceCostco as of September 3, 1995 and August 28, 1994, and the results of its operations and its cash flows for the 53-week period ended September 3, 1995, and the 52-week periods ended August 28, 1994, and August 29, 1993 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Seattle, Washington
October 25, 1995

                               PRICE/COSTCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                                     AUGUST 28,
                                                                                SEPTEMBER 3, 1995       1994
                                                                                -----------------  --------------
CURRENT ASSETS
  Cash and cash equivalents...................................................    $      45,688     $     53,638
  Short-term investments and restricted cash..................................               --            9,268
  Receivables, net............................................................          146,665          130,278
  Merchandise inventories, net................................................        1,422,272        1,260,476
  Other current assets........................................................           87,694           80,638
                                                                                -----------------  --------------
    Total current assets......................................................        1,702,319        1,534,298
                                                                                -----------------  --------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements....................................        1,143,860          975,439
  Buildings and leasehold improvements........................................        1,215,706          994,492
  Equipment and fixtures......................................................          624,398          523,310
  Construction in progress....................................................           78,071           78,264
                                                                                -----------------  --------------
                                                                                      3,062,035        2,571,505
  Less -- accumulated depreciation and amortization...........................         (526,442)        (425,109)
                                                                                -----------------  --------------
    Net property and equipment................................................        2,535,593        2,146,396
                                                                                -----------------  --------------
  OTHER ASSETS................................................................          199,507          177,880
  DISCONTINUED OPERATIONS --NET ASSETS........................................               --          377,085
                                                                                -----------------  --------------
                                                                                  $   4,437,419     $  4,235,659
                                                                                -----------------  --------------
                                                                                -----------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit...............................    $      12,721     $      6,804
  Notes payable...............................................................           75,725          149,340
  Accounts payable............................................................        1,233,128        1,073,326
  Accrued salaries and benefits...............................................          205,236          207,570
  Accrued sales and other taxes...............................................           91,843           81,736
  Other current liabilities...................................................           74,285          128,531
                                                                                -----------------  --------------
    Total current liabilities.................................................        1,692,938        1,647,307
LONG-TERM DEBT................................................................        1,094,615          795,492
DEFERRED INCOME TAXES.........................................................           64,293           65,679
OTHER LIABILITIES.............................................................            3,991            7,442
                                                                                -----------------  --------------
    Total liabilities.........................................................        2,855,837        2,515,920
                                                                                -----------------  --------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST.............................................................           50,838           34,779
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
   issued and outstanding.....................................................               --               --
  Common stock $.01 par value; 900,000,000 shares authorized; 195,164,000 and
   217,795,000 shares issued and outstanding..................................            1,952            2,178
  Additional paid-in capital..................................................          303,989          582,148
  Accumulated foreign currency translation....................................          (52,289)         (42,580)
  Retained earnings...........................................................        1,277,092        1,143,214
                                                                                -----------------  --------------
  Total stockholders' equity..................................................        1,530,744        1,684,960
                                                                                -----------------  --------------
                                                                                  $   4,437,419     $  4,235,659
                                                                                -----------------  --------------
                                                                                -----------------  --------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   53 WEEKS ENDED  52 WEEKS ENDED  52 WEEKS ENDED
                                                                    SEPTEMBER 3,     AUGUST 28,      AUGUST 29,
                                                                        1995            1994            1993
                                                                   --------------  --------------  --------------
REVENUE
  Net sales......................................................  $   17,905,926  $   16,160,911  $   15,154,685
  Membership fees and other......................................         341,360         319,732         309,129
                                                                   --------------  --------------  --------------
    Total revenue................................................      18,247,286      16,480,643      15,463,814
OPERATING EXPENSES
  Merchandise costs..............................................      16,225,848      14,662,891      13,751,153
  Selling, general and administrative............................       1,555,588       1,425,549       1,314,660
  Preopening expenses............................................          25,018          24,564          28,172
  Provision for estimated warehouse closing costs................           7,500           7,500           5,000
                                                                   --------------  --------------  --------------
    Operating income.............................................         433,332         360,139         364,829
OTHER INCOME (EXPENSE)
  Interest expense...............................................         (67,911)        (50,472)        (46,116)
  Interest income and other......................................           2,783          13,888          17,750
  Provision for merger and restructuring expenses................              --        (120,000)             --
                                                                   --------------  --------------  --------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES................................         368,204         203,555         336,463
  Provision for income taxes.....................................         150,963          92,657         133,620
                                                                   --------------  --------------  --------------
INCOME FROM CONTINUING OPERATIONS................................         217,241         110,898         202,843
DISCONTINUED OPERATIONS:
  Income (loss), net of tax......................................              --         (40,766)         20,404
  Loss on disposal...............................................         (83,363)       (182,500)             --
                                                                   --------------  --------------  --------------
NET INCOME (LOSS)................................................  $      133,878  $     (112,368) $      223,247
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE --
PRIMARY:
  Continuing operations:.........................................  $         1.06  $         0.51  $         0.92
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
FULLY DILUTED:
  Continuing operations:.........................................  $         1.05  $         0.51  $         0.92
  Discontinued operations:
    Income (loss), net of tax....................................              --           (0.19)           0.08
    Loss on disposal.............................................           (0.37)          (0.83)             --
                                                                   --------------  --------------  --------------
  Net income (loss)..............................................  $         0.68  $        (0.51) $         1.00
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 53 WEEKS ENDED SEPTEMBER 3, 1995 AND THE 52 WEEKS ENDED AUGUST 28, 1994,
                              AND AUGUST 29, 1993
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                  COMMON STOCK       ADDITIONAL     FOREIGN
                                             ----------------------    PAID-IN      CURRENCY     RETAINED
                                              SHARES      AMOUNT       CAPITAL    TRANSLATION    EARNINGS     TOTAL
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT AUGUST 30, 1992.................    216,020   $   2,160    $ 564,362    $   (4,914)  $1,032,335  $1,593,943
  Stock options exercised including income
   tax benefits............................      1,529          15       13,436            --           --      13,451
  Shares repurchased.......................       (475)         (4)      (6,530)           --           --      (6,534)
  Net income...............................         --          --           --            --      223,247     223,247
  Foreign currency translation
   adjustment..............................         --          --           --       (27,379)          --     (27,379)
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT AUGUST 29, 1993.................    217,074       2,171      571,268       (32,293)   1,255,582   1,796,728
  Stock options exercised including income
   tax benefits............................        748           7       11,376            --           --      11,383
  Shares repurchased.......................        (27)         --         (496)           --           --        (496)
  Net loss.................................         --          --           --            --     (112,368)   (112,368)
  Foreign currency translation
   adjustment..............................         --          --           --       (10,287)          --     (10,287)
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT AUGUST 28, 1994.................    217,795       2,178      582,148       (42,580)   1,143,214   1,684,960
  Stock options exercised including income
   tax benefits............................        593           6        4,071            --           --       4,077
  Shares exchanged.........................    (23,224)       (232)    (282,230)           --           --    (282,462)
  Net income...............................         --          --           --            --      133,878     133,878
  Foreign currency translation
   adjustment..............................         --          --           --        (9,709)          --      (9,709)
                                             ---------  -----------  -----------  ------------  ----------  ----------
BALANCE AT SEPTEMBER 3, 1995...............    195,164   $   1,952    $ 303,989    $  (52,289)  $1,277,092  $1,530,744
                                             ---------  -----------  -----------  ------------  ----------  ----------
                                             ---------  -----------  -----------  ------------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             53 WEEKS     52 WEEKS     52 WEEKS
                                                                              ENDED         ENDED        ENDED
                                                                           SEPTEMBER 3,  AUGUST 28,   AUGUST 29,
                                                                               1995         1994         1993
                                                                           ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)......................................................   $  133,878   $  (112,368) $   223,247
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization..........................................      142,022       136,317      106,236
  Net (gain) loss on sale of property and equipment and other............         (384)        3,282        3,079
  Provision for asset impairments........................................           --        90,200           --
  Loss on disposal of discontinued operations............................       83,363       182,500           --
  Increase (decrease) in deferred income taxes...........................       (3,559)      (41,623)      10,954
  Change in receivables, other current assets, accrued expenses and other
   current liabilities...................................................      (81,729)       64,044      (26,917)
  Increase in merchandise inventories....................................     (160,114)     (271,332)    (137,855)
  Increase in accounts payable...........................................      155,851       205,213      136,142
  Other..................................................................        9,054        (3,013)      (5,031)
  Discontinued operations, net...........................................           --        (5,415)     (14,047)
                                                                           ------------  -----------  -----------
    Total adjustments....................................................      144,504       360,173       72,561
                                                                           ------------  -----------  -----------
    Net cash provided by operating activities............................      278,382       247,805      295,808
                                                                           ------------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment....................................     (530,638)     (474,553)    (533,025)
  Proceeds from the sale of property and equipment.......................        7,337        15,960       12,198
  Investment in unconsolidated joint ventures............................      (11,487)      (39,795)     (21,905)
  Decrease in short-term investments and restricted cash.................        9,268        80,848       31,018
  Increase in other assets and other, net................................      (10,932)       (8,416)      (8,947)
  Discontinued operations, net...........................................           --       (33,721)      70,572
                                                                           ------------  -----------  -----------
  Net cash used in investing activities..................................     (536,452)     (459,677)    (450,089)
                                                                           ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) under short-term credit facilities.............      (73,194)      130,344       22,620
  Net proceeds from issuance of long-term debt...........................      299,026        13,805        8,580
  Repayments of long-term debt...........................................       (3,194)      (29,937)      (9,805)
  Changes in bank overdraft..............................................        5,668       (15,477)      (2,757)
  Proceeds from minority interests.......................................       16,603        36,557           --
  Exercise of stock options and warrants, including income tax benefit...        4,077        11,383       13,451
  Repurchases of common stock............................................           --          (496)      (6,534)
                                                                           ------------  -----------  -----------
  Net cash provided by financing activities..............................      248,986       146,179       25,555
                                                                           ------------  -----------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................        1,134          (896)      (5,039)
                                                                           ------------  -----------  -----------

  Net decrease in cash and cash equivalents..............................       (7,950)      (66,589)    (133,765)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR..............................       53,638       120,227      253,992
                                                                           ------------  -----------  -----------
CASH AND CASH EQUIVALENTS END OF YEAR....................................   $   45,688   $    53,638  $   120,227
                                                                           ------------  -----------  -----------
                                                                           ------------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)...................................   $   75,583   $    50,787  $    44,944
  Income taxes...........................................................   $  165,269   $    97,685  $   149,150

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Price/Costco, Inc., a Delaware corporation, and its subsidiaries ("PriceCostco" or the "Company"). PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries ("Price"), and Costco Wholesale Corporation and subsidiaries ("Costco"). As described more fully in "Note 2 -- Merger of Price and Costco", on October 21, 1993, Price and Costco became wholly-owned subsidiaries of PriceCostco. Price and Costco primarily operate cash and carry membership warehouses.

    As described more fully in "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations," the Company treated the spin-off of its non-club real estate operations as discontinued operations in the fourth quarter of fiscal 1994.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    FISCAL YEARS

    The Company reports on a 52/53 week fiscal year basis which ends on the Sunday nearest August 31st. Fiscal year 1995 was 53 weeks and fiscal year 1994 and 1993 were each 52 weeks.

    CASH AND CASH EQUIVALENTS

    The Company considers all investments in highly liquid debt instruments maturing within 90 days after purchase as cash equivalents unless amounts are held in escrow for future property purchases or restricted by agreements.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $16,150 at September 3, 1995, $6,650 at August 28, 1994, and $9,250 at August 29, 1993.

                                                                            SEPTEMBER 3,    AUGUST 28,
                                                                                1995           1994
                                                                            -------------  -------------
Merchandise inventories consist of:
  United States (primarily LIFO)..........................................  $   1,174,067  $   1,089,924
  Foreign (FIFO)..........................................................        248,205        170,552
                                                                            -------------  -------------
    Total.................................................................  $   1,422,272  $   1,260,476
                                                                            -------------  -------------
                                                                            -------------  -------------

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

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $4,628 at September 3, 1995 and $3,045 at August 28, 1994.

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

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized related to continuing operations was approximately $3,275 in fiscal 1995, $5,209 in fiscal 1994 and $5,423 in fiscal 1993. The amount of capitalized interest relating to the discontinued real estate operations for fiscal 1994 and 1993 was $1,961 and $4,060, respectively.

    GOODWILL

    Goodwill, included in other assets, totaled $51,063 at September 3, 1995 and $38,761 at August 28, 1994 and resulted from certain previous business combinations and the purchase of Price Enterprises' interest in Price Club Mexico in March 1995. Goodwill is being amortized over 5 to 40 years using the straight-line method. Accumulated amortization was $7,016 at September 3, 1995 and $5,986 at August 28, 1994.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The calculation of net income per common and common equivalent share for each period presented prior to the Merger reflects the issuance of 2.13 shares of PriceCostco Common Stock for each share of Price Common Stock used in such calculation and one share of PriceCostco Common Stock for each share of Costco Common Stock used in such calculation. For fiscal 1995 and 1993, this calculation eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures. For fiscal 1994, the 6 3/4% and 5 1/2% convertible subordinated debentures were not dilutive for either primary or fully diluted purposes. For all periods presented, the 5 3/4% convertible subordinated debentures were not dilutive for either primary or fully diluted purposes. The weighted average number of common and common equivalent shares outstanding for primary and fully diluted share calculations for fiscal 1995, 1994 and 1993 were as follows (in thousands):

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Primary..............................................................    210,962    219,332    227,331
Fully diluted........................................................    224,079    219,334    240,162

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PREOPENING EXPENSES

    Preopening expenses related to new warehouses, major remodels/expansion, regional offices and other startup operations are expensed as incurred.

    MEMBERSHIP FEES

    Membership  fee   revenue  represents   annual  membership   fees  paid   by
substantially all of the Company's members. In accordance with industry practice, annual membership fees are recognized as income when received.

    FOREIGN CURRENCY TRANSLATION

    The accumulated foreign currency translation relates to the Company's consolidated foreign operations and its investment in the Price Club Mexico joint venture. It is determined by application of the current rate method and included in the determination of consolidated stockholders' equity at the respective balance sheet dates.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred income taxes using the asset and liability method.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

        FISCAL 1995 NON-CASH ACTIVITIES

    - During December 1994, the Company exchanged 23,224,028 shares of Price Enterprises common stock valued at $282,462 for an equal number of shares of Price Costco common stock.

    - In February 1995, the Company exchanged 3,775,972 shares of Price Enterprises common stock valued at $45,925 for an interest-bearing note receivable from Price Enterprises due in December 1996.

    - As of August 28, 1994, the net assets of Price Enterprises consisted primarily of the discontinued operations net assets of $377,085 and certain other assets. In connection with the spin-off of Price Enterprises, all of these assets were eliminated from the consolidated balance sheet during fiscal 1995. For additional information see "Note 3 -- Spin-off of Price Enterprises, Inc. and Discontinued Operations."

    - In April 1995, the Company purchased Price Enterprises' 25.5% interest in Price Club Mexico for $30,500 by a partial offset to the $45,925 note receivable due from Price Enterprises.

    - During fiscal 1995, the company increased its investment in certain unconsolidated joint ventures by $23,100 through reductions of accounts receivable due from those joint ventures.

        FISCAL 1994 NON-CASH ACTIVITIES

    - During fiscal 1994, the Company transferred approximately $127,055 of property and equipment and other assets to its discontinued non-club real estate operations.

        FISCAL 1993 NON-CASH ACTIVITIES

    - During fiscal 1993, the Company transferred approximately $72,093 of property and equipment and other assets to its discontinued non-club real estate operations.

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 1995 was immaterial to the Company's results of operations or its financial position.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS No. 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. SFAS No. 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt SFAS No. 121 no later than fiscal 1996. The Company has not yet determined when SFAS No. 121 will be adopted or what the impact of adoption will be on the carrying value of its long-lived and related intangible assets.

    In November 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 specifies a fair value based method of accounting for stock-based compensation plans and encourages (but does not require) entities to adopt that method in place of the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has not yet determined which method of accounting will be used or what impact the adoption of the accounting requirements of SFAS No. 123 might have on the Company's results of operations.

    RECLASSIFICATIONS

    Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current year presentation.

NOTE 2 -- MERGER OF PRICE AND COSTCO
    On October 21, 1993, the shareholders of both Price and Costco approved the mergers of Price and Costco into PriceCostco (the "Merger"). PriceCostco was formed to effect the Merger which qualified as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the Merger were restated as though the companies had been combined. The restated financial statements were adjusted to conform the accounting policies of the separate companies.

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

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- MERGER OF PRICE AND COSTCO (CONTINUED)
    Components of the $120,000 provision for merger and restructuring expenses are as follows:

                                                                             AMOUNTS EXPENDED
                                                                   -------------------------------------
                                                                   FISCAL 1994  FISCAL 1995     TOTAL
                                                                   -----------  -----------  -----------
Direct transaction expenses including investment banking, legal,
 accounting, printing, filing and other professional fees........  $    24,548   $      --   $    24,548
Cost of closing eight operating warehouses including property write-downs, severance, future lease costs, and other closing expenses; write-downs of abandoned warehouse projects and
 restructuring of redundant international expansion efforts......       24,948          --        24,948
Costs of consolidating central administrative functions including information systems, accounting, merchandising and human
 resources and costs associated with restructuring regional and warehouse support activities including merchandise re-alignment
 and distribution................................................       30,178       9,300        39,478
Costs of converting management information systems, primarily merchandising, operating, membership, payroll, and sales
 audit...........................................................       13,904       3,969        17,873
Other expenses...................................................        9,224       3,929        13,153
                                                                   -----------  -----------  -----------
    Total........................................................  $   102,802   $  17,198   $   120,000
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS
    On July 28, 1994, PriceCostco entered into an Agreement of Transfer and Plan of Exchange (as amended and restated, the "Transfer and Exchange Agreement") with Price Enterprises, Inc. ("Price Enterprises"). Price Enterprises was an indirect, wholly-owned subsidiary of PriceCostco, formed in July 1994. The transactions contemplated by the Transfer and Exchange Agreement are referred to herein as the "Exchange Transaction." Pursuant to the Transfer and Exchange Agreement, PriceCostco offered to exchange one share of Price Enterprises Common Stock for each share of PriceCostco Common Stock, up to a maximum of 27 million shares of Price Enterprises Common Stock (the "Exchange Offer").

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

    The Exchange Transaction was completed on December 20, 1994, with 23,224,028 shares of PriceCostco Common Stock tendered and exchanged for an equal number of shares of Price Enterprises Common Stock. On February 9, 1995 Price Enterprises purchased from PriceCostco 3,775,972

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
shares of Price Enterprises Common Stock, constituting all of the remaining shares of Price Enterprises Common Stock held by PriceCostco. Price Enterprises issued to PriceCostco a secured promissory note in the amount of $45,925 due in December 1996 as payment for such shares, based on an average closing sales price $12.1625 of Price Enterprises Common Stock. The price per share of Price Enterprises Common Stock represented the average closing sales price of Price Enterprises Common Stock during the 20 trading days commencing on the sixth trading day following the closing of the Exchange Offer.

    Based on the aggregate number of shares of Price Enterprises Common Stock (27 million shares) exchanged for PriceCostco Common Stock and sold to Price Enterprises for a secured promissory note and an average closing sales price of $12.1625 per share for Price Enterprises Common Stock, the loss on disposal of the discontinued real estate operations increased by $83,363 (27 million shares multiplied by $3.0875 per share representing the difference between the estimated and actual price per share). This non-cash charge was reflected as an additional loss on disposal of discontinued operations in the second quarter ended May 7, 1995.

    The  following  real  estate  related  assets  were  transferred  to   Price
Enterprises:

    - Substantially all of the real estate properties which historically formed the non-club real estate segment of PriceCostco.

    - Four Price Club warehouses ("Warehouse Properties") which were adjacent to existing non-club real estate properties, which are now being leased back to PriceCostco, effective August 29, 1994, at initial collective annual rentals of approximately $8,600.

    - Notes receivable from various municipalities and agencies ("City Notes").

    - Note receivable in the principal amount of $41,000 made by Atlas Hotels, Inc., secured by a hotel and convention center property located in San Diego, California ("Atlas Note").

    In addition, PriceCostco transferred to Price Enterprises 51% of the outstanding capital stock of Price Quest, Inc. ("Price Quest") and Price Global Trading, Inc. ("Price Global"). Price Quest operates the Quest interactive electronic shopping business and provides other services to members. Price Global has the rights to develop membership warehouse club businesses in certain geographical areas specified in the Transfer and Exchange Agreement.

    PriceCostco also transferred to Price Enterprises a 25.5% interest in the Price Club Mexico joint venture. This interest was subsequently acquired from Price Enterprises in fiscal 1995. Price Club Mexico is a joint venture with Controladora Comercial Mexicana, S.A. de CV. operating Price Clubs in Mexico. See "Note 4 -- Acquisition of Price Enterprises' Interest in Price Club Mexico."

    PriceCostco and Price Enterprises entered into an unsecured revolving credit agreement under which PriceCostco agreed to advance Price Enterprises up to a maximum principal amount of $85,000. All amounts have been paid under this agreement and PriceCostco no longer has any obligations to provide financing for Price Enterprises.

DISCONTINUED OPERATIONS

    Historically, the Company treated non-club real estate investments as a separate reportable business segment. The primary assets generating operating income for the segment were non-club real estate properties, consisting of property owned directly and property owned by real estate joint

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
venture partnerships in which the Company had a controlling interest. Real estate joint ventures related to real estate partnerships that were less than majority owned. In fiscal 1994, the Atlas Note was purchased and the related interest income was included in the non-club real estate segment.

    Additionally, the Warehouse Properties and City Notes transferred to Price Enterprises as of August 28, 1994 were included in the net assets of the discontinued operations as of August 28, 1994, in the accompanying consolidated balance sheet. However, the operating expenses of the Warehouse Properties and the interest income on the City Notes have not been included in the real estate segment operating results because historically these amounts have been included as part of merchandising operations and other income. The operating results and net assets of the Price Quest, Price Global and the 25.5% interest in the Price Club Mexico joint venture transferred to Price Enterprises are included in continuing operations because they were not related to the discontinued real estate operations.

    DISCONTINUED OPERATIONS -- NET ASSETS

    Net assets related to discontinued real estate operations as shown on the consolidated balance sheet at August 28, 1994 consisted of the following:

                                                                                                1994
                                                                                            ------------
Non-Club Real Estate properties, net of accumulated depreciation..........................  $    351,958
Warehouse Properties, net of accumulated depreciation.....................................        91,415
City and Atlas Notes......................................................................        73,023
Other assets..............................................................................         8,672
Deferred tax assets.......................................................................        23,282
Liabilities...............................................................................        (4,015)
                                                                                            ------------
                                                                                                 544,335
Less: Reserve for estimated loss on disposal..............................................      (167,250)
                                                                                            ------------
Discontinued operations -- net assets.....................................................  $    377,085
                                                                                            ------------
                                                                                            ------------

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS

    Components of net income (loss) from discontinued operations for fiscal 1994 and 1993, prior to the effective date of the Exchange Transaction, were as follows:

                                                                                    1994        1993
                                                                                 ----------  ----------
Real estate rentals............................................................  $   29,753  $   22,802
Operating expenses.............................................................     (17,158)    (10,457)
Gains on sale of non-club real estate properties...............................       6,135      21,500
Provision for asset impairments (including a change in estimate related to the
 Exchange Transaction).........................................................     (90,200)         --
                                                                                 ----------  ----------
    Operating income (loss)....................................................     (71,470)     33,845
Interest income................................................................       2,319          --
Provision (benefit) for income taxes...........................................     (28,385)     13,441
                                                                                 ----------  ----------
    Net income (loss)..........................................................  $  (40,766) $   20,404
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    PROVISION FOR ASSET IMPAIRMENTS

    The loss on discontinued real estate operations includes a provision of $90,200 of which $80,500 ($47,500 after tax) relates to a change in calculating estimated losses for assets which are economically

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
impaired. This change in accounting estimates results from the spin-off of the real estate segment assets into Price Enterprises and Price Enterprises' decision to pursue business plans and operating strategies as a stand-alone entity which are significantly different than the previous strategies of the Company. Price Enterprises' management believes that as a separate operating business it will not have the same access to capital as the Company or generate internal funds from operations to the same extent as the Company.

    PriceCostco's accounting policies with respect to estimating the amount of impairments on individual real estate properties and related assets were such that impairment losses would be recorded if the carrying amount of the asset could not be recovered from estimated future cash flows on an undiscounted basis. Price Enterprises' management believed that in view of its strategies with respect to the number and nature of properties that would be selected for disposition, it would be more appropriate to estimate impairment losses based on fair values of the real estate properties as determined by appraisals and/or a risk-adjusted discounted cash flow approach. In determining impairment losses, individual real estate assets were reduced to estimated fair value, if lower than historical cost. For those assets which have an estimated fair value in excess of cost, the asset continues to be recorded at cost. The impairment losses recorded as a result of this change in accounting estimates reduced the book basis of certain of the real estate and related assets.

    Under the previous policy, PriceCostco and Price Enterprises had determined that a provision for asset impairments of approximately $9,700 was required relating to four properties which were under contract or in final negotiations for sale.

    GAINS ON SALE OF NON-CLUB REAL ESTATE PROPERTIES

    During fiscal 1994, the Company entered into a transaction with The Price REIT, Inc. On October 1, 1993, the Company sold a single shopping center and adjacent Price Club (which is being leased back to the Company) for $28,200. The Company recorded a $4,210 pre-tax gain in connection with this sale.

    During fiscal 1993, the Company entered into two transactions with The Price
REIT:

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

    RELATED PARTY TRANSACTIONS

    Joseph Kornwasser, a former director of PriceCostco until July 28, 1994, is a general partner and has a two-thirds ownership interest in Kornwasser and Friedman Shopping Center Properties (K & F). K & F was a partner with Price in two partnerships. As of August 28, 1994, Price's total capital contributions to the partnerships were $83,000. Aggregate cumulative distributions from these partnerships were $14,300 at August 28, 1994. Price had also entered into a Development Agreement with K & F for the development of four additional properties. As of August 28, 1994, Price's total capital expenditures for these properties were $58,000. Aggregate cumulative distributions from these properties were $4,500 at August 28, 1994. Both partnership agreements and the Development Agreement provided for a preferred return to Price on a varying scale from 9% to 10% on its invested capital after which operating cash flows or profits are distributed 75% to Price and 25% to

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED
OPERATIONS (CONTINUED)
K & F. On August 12, 1993, Mr. Kornwasser became Chief Executive Officer and director of The Price REIT. On that date, The Price REIT also obtained the right to acquire certain of the partnership interest of K & F described above. On August 28, 1994, the Company purchased both K & F's interest in the two partnerships and its rights under the Development Agreement for a total of $2,500.

NOTE 4 -- ACQUISITION OF PRICE ENTERPRISES' INTEREST IN PRICE CLUB MEXICO
    In April 1995, the Company purchased Price Enterprises' 25.5% interest in Price Club Mexico for $30,500. The purchase price was paid by a partial offset of the $45,925 secured promissory note owed to PriceCostco by Price Enterprises (see "Note 1 -- Summary of Significant Accounting Policies"). As a result of the purchase, the Company owns a 50% interest in the Price Club Mexico joint venture. Controladora Comercial Mexicana owns the other 50% interest in the Price Club Mexico joint venture. In January 1995, PriceCostco assumed management responsibility over operations, merchandising and site acquisitions for Price Club Mexico.

NOTE 5 -- DEBT

    SHORT-TERM BORROWINGS

    The company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At September 3, 1995, no amounts were outstanding under the loan facility and $51,965 was outstanding under the Company's commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 30, 1996, at substantially the same terms. The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 1995, 1994 and 1993:

                                                        MAXIMUM AMOUNT      AVERAGE AMOUNT      WEIGHTED AVERAGE
CATEGORY OF AGGREGATE                                 OUTSTANDING DURING  OUTSTANDING DURING  INTEREST RATE DURING
 SHORT-TERM BORROWINGS                                    THE PERIOD          THE PERIOD           THE PERIOD
----------------------------------------------------  ------------------  ------------------  ---------------------
  Period ended September 3, 1995
  Bank borrowings:
    U.S.............................................     $         --        $         --                 --
    Canadian........................................            9,374               1,776               8.04
  Commercial Paper:
    U.S.............................................          468,000             215,683               5.75
    Canadian........................................           23,760               3,912               5.56
  Period ended August 28, 1994
  Bank borrowings:
    U.S.............................................     $    142,000        $     16,786               3.46%
    Canadian........................................           25,369               8,072               6.47
  Commercial Paper..................................          149,340              35,655               3.92
  Period ended August 29, 1993
  Bank borrowings:
    U.S.............................................     $     55,000        $     15,455               3.56%
    Canadian........................................           12,358               3,295               6.05
  Commercial Paper..................................           55,000              16,119               3.29

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- DEBT (CONTINUED)
    In addition, the Company's wholly-owned Canadian subsidiary has a $103,000 commercial paper program supported by a bank credit facility with three Canadian banks of which $63,000 will expire in April 1996 and $40,000 will expire in April 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At September 3, 1995, no amounts were outstanding under the bank credit facility and $23,760 was outstanding under the Canadian commercial paper program.

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $196,000. The outstanding commitments under these facilities at September 3, 1995 totaled approximately $127,000, including approximately $51,000 in standby letters for workers' compensation requirements.

    LONG-TERM DEBT

    Long-term debt at September 3, 1995 and August 28, 1994 consists of:

                                                                                  1995          1994
                                                                              -------------  -----------
5 3/4% Convertible subordinated debentures due May 2002.....................  $     300,000  $   300,000
6 3/4% Convertible subordinated debentures due March 2001...................        285,079      285,079
5 1/2% Convertible subordinated debentures due February 2012................        179,338      179,338
7 1/8% Senior Notes due June 2005...........................................        300,000           --
Notes payable secured by trust deeds on real estate.........................         27,377       31,235
Banker's Acceptances and other..............................................          8,021        6,266
                                                                              -------------  -----------
                                                                                  1,099,815      801,918
Less current portion (included in other current liabilities)................          5,200        6,426
                                                                              -------------  -----------
  Total long-term debt......................................................  $   1,094,615  $   795,492
                                                                              -------------  -----------
                                                                              -------------  -----------

    Effective upon consummation of the Merger, PriceCostco became a co-obligor under each of the convertible subordinated debentures originally issued by Price and Costco. These debentures are convertible into shares of PriceCostco. Conversion rates of Price subordinated debentures have been adjusted for the exchange ratio pursuant to the Merger.

    The 5 3/4% convertible subordinated debentures due May 2002 are convertible at any time prior to maturity, unless previously redeemed, into shares of PriceCostco common stock at a conversion price of $41.25 per share, subject to adjustment in certain events. Interest on the debentures is payable semiannually on November 15 and May 15. Commencing on June 1, 1995, these debentures are redeemable at the option of the Company, in whole or in part, at certain redemption prices.

    The 6 3/4% convertible subordinated debentures are convertible into shares of PriceCostco common stock at any time on or before March 2001, unless previously redeemed, at a conversion price of $22.54 per share, subject to adjustment in certain events. Interest on the debentures is payable semiannually on March 1 and September 1. The debentures are redeemable at the option of the Company after March 1, 1994 at certain redemption prices. During fiscal 1994 in connection with the Merger, approximately $2,421 of these debentures were purchased at their face value.

    The 5 1/2% convertible subordinated debentures are convertible into shares of PriceCostco common stock at a conversion price of $23.77 per share, subject to adjustment in certain events. The debentures provide for payments to an annual sinking fund in the amount of 5% of the original principal amount ($10,000), commencing February 1998, calculated to retire 70% of the principal

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- DEBT (CONTINUED)
amount prior to maturity. During fiscal 1990, the Company repurchased debentures with a face value of $20,597 and will apply this purchase to the initial sinking fund payments. Interest is payable semiannually on February 28 and August 31.

    The 7 1/8% Senior Notes were issued on June 7, 1995. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain limitations on the Company's and certain subsidiaries' ability to create liens securing indebtedness and to enter into certain sale leaseback transactions.

    At September 3, 1995, the fair values of the 5 3/4%, 6 3/4% and 5 1/2% convertible subordinated debentures, based on current market quotes, were approximately $276,000, $291,000, and $173,000 respectively. Early retirement of these debentures would result in the Company paying a call premium. The fair value of the 7 1/8% Senior Notes, based on market quotes on September 3, 1995, were approximately $302,000. The Senior Notes are not redeemable prior to maturity.

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

1996...........................................................  $    5,200
1997...........................................................       6,768
1998...........................................................       2,469
1999...........................................................       1,753
2000...........................................................       1,931
Thereafter.....................................................   1,081,694
                                                                 ----------
    Total......................................................  $1,099,815
                                                                 ----------
                                                                 ----------

NOTE 6 -- LEASES
    The Company leases land and/or warehouse buildings at 49 warehouses open at September 3, 1995 and certain other office and distribution facilities under operating leases with remaining terms ranging from 2 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. Additionally, the Company leases certain equipment and fixtures under short-term operating leases which permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

    Aggregate rental expense for fiscal 1995, 1994 and 1993 was $53,600, $44,900, and $38,700, respectively. Future minimum payments during the next five fiscal years and thereafter under noncancelable leases with terms in excess of one year, at September 3, 1995, were as follows:

1996.............................................................  $  53,849
1997.............................................................     52,906
1998.............................................................     48,957
1999.............................................................     46,617
2000.............................................................     46,107
Thereafter.......................................................    537,958
                                                                   ---------
    Total minimum payments.......................................  $ 786,394
                                                                   ---------
                                                                   ---------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- STOCK OPTIONS AND WARRANTS
    Prior  to  the  Merger,  Price  and  Costco  adopted  various  incentive and non-qualified stock option plans which allowed certain key employees and directors to purchase or be granted common stock of Price and Costco (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable upon vesting. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the Merger, new grants of options are not being made under the Old Stock Option Plans.

    Stock option transactions relating to the Old Stock Option Plans are summarized below:

                                                                       STOCK OPTIONS
                                                                            (IN       RANGE OF EXERCISE
                                                                        THOUSANDS)     PRICE PER SHARE
                                                                       -------------  -----------------
Under option at August 29, 1993......................................       12,904    $     .17 - 40.17
  Granted............................................................           68                18.00
  Exercised..........................................................         (748)        1.46 - 19.00
  Cancelled..........................................................         (507)        5.67 - 40.17
                                                                       -------------
Under option at August 28, 1994......................................       11,717          .17 - 40.17
  Granted............................................................            0                   --
  Exercised..........................................................         (578)         .17 - 17.49
  Cancelled..........................................................       (1,230)       11.33 - 40.16
                                                                       -------------
Under option at September 3, 1995....................................        9,909         2.75 - 40.17
                                                                       -------------
                                                                       -------------
Options exercisable at September 3, 1995.............................        7,046
                                                                       -------------
                                                                       -------------

    The PriceCostco 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 10 million shares of the Company's common stock pursuant to the exercise of stock options or up to 1,666,666 through stock grants.

    Stock option and grant transactions relating to the New Stock Option Plan are summarized below:

                                                                        STOCK OPTIONS   RANGE OF EXERCISE
                                                                       (IN THOUSANDS)    PRICE PER SHARE
                                                                       ---------------  -----------------
Under option at August 29, 1993......................................            --     $              --
  Granted............................................................         3,252         14.00 - 19.00
  Exercised..........................................................            --                    --
  Cancelled..........................................................          (278)        14.00 - 19.00
                                                                              -----
Under option at August 28, 1994......................................         2,974         14.00 - 19.00
  Granted............................................................         3,516         12.50 - 19.00
  Exercised..........................................................           (17)        13.31 - 15.13
  Cancelled..........................................................          (419)        12.50 - 19.00
                                                                              -----
Under option at September 3, 1995....................................         6,054         12.50 - 19.00
                                                                              -----
                                                                              -----
Options exercisable at September 3, 1995.............................           958
                                                                              -----
                                                                              -----

    A foreign subsidiary of the Company has a separate stock option plan whereby employees of the subsidiary receive stock option grants of subsidiary stock. At September 3, 1995, stock option grants were approximately 1% of the subsidiary's outstanding shares.

    In 1986 and 1987, Price granted warrants to purchase a total of 1,065,000 shares of common stock at $17.37 per share to a joint venture partner. The warrants granted in 1987 vested over a five year

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- STOCK OPTIONS AND WARRANTS (CONTINUED) period from the date of issuance and were exercisable up to eight years and one month from the grant date. A total of 532,500 warrants have been exercised. The remaining 532,500 warrants were cancelled during fiscal 1995.

NOTE 8 -- RETIREMENT PLANS
    On January 1, 1995, the Company amended and restated The Price Company Retirement Plan, The Price Company 401(k) Plan and the Costco Wholesale 401(k) Plan into the PriceCostco 401(k) Retirement Plan. This new plan is available to all U.S. employees who have one year or more of service except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of eligible employee contributions up to a maximum Company contribution per employee per year. In addition, the Company will provide each participant a contribution based on salary and years of service. The Company has a defined contribution plan for Canadian Price, Canadian Costco and United Kingdom Costco employees and contributes a percentage of each employee's salary.

    California union employees participate in a defined contribution plan sponsored by its union. The Company makes contributions based upon its union agreement. In June 1995, the Company also established a 401(k) plan for the California union employees. The Company matches 25% of eligible employee contributions up to a maximum Company contribution per employee per year.

    Amounts expensed under these plans were $37,298, $27,859, and $26,609 for fiscal 1995, 1994 and 1993, respectively. The Company has defined contribution 401(k) and retirement plans only and thus has no liability for postretirement benefit obligations under the Financial Accounting Standards Board Statement No. 106 "Employer's Accounting for Postretirement Benefits Other than Pensions."

NOTE 9 -- INCOME TAXES
    The provisions for income taxes from continuing operations for fiscal 1995, 1994, and 1993 are as follows:

                                                             1995        1994        1993
                                                          -----------  ---------  -----------
Federal:
  Current...............................................  $   102,481  $  64,721  $    87,933
  Deferred..............................................       (4,445)    (5,920)       6,924
                                                          -----------  ---------  -----------
    Total federal.......................................       98,036     58,801       94,857
State:
  Current...............................................       23,009     15,402       20,149
  Deferred..............................................           51       (963)       2,321
                                                          -----------  ---------  -----------
    Total state.........................................       23,060     14,439       22,470
Foreign:
  Current...............................................       29,051     18,211       14,639
  Deferred..............................................          816      1,206        1,654
                                                          -----------  ---------  -----------
    Total foreign.......................................       29,867     19,417       16,293
                                                          -----------  ---------  -----------
  Total provision for income taxes......................  $   150,963  $  92,657  $   133,620
                                                          -----------  ---------  -----------
                                                          -----------  ---------  -----------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- INCOME TAXES (CONTINUED)
    A reconciliation between the statutory tax rate and the effective rate from continuing operations for fiscal 1995, 1994 and 1993 is as follows:

                                                          1995                     1994                     1993
                                                ------------------------  ----------------------  ------------------------
Federal taxes at statutory rate...............  $   128,871       35.0%   $  71,244       35.0%   $   116,652       34.7%
State taxes, net..............................       15,465        4.2        8,753        4.3         15,141        4.5
Foreign taxes, net............................        4,471        1.2        1,074        0.5          1,878        0.6
Increase in deferred income taxes due to
 statutory rate change........................           --         --           --         --            600        0.2
Other.........................................        2,156        0.6        2,386        1.2           (651)       (.3)
Tax effect of merger-related expenses.........           --         --        9,200        4.5             --         --
                                                -----------        ---    ---------        ---    -----------        ---
Provision at effective tax rate...............  $   150,963       41.0%   $  92,657       45.5%   $   133,620       39.7%
                                                -----------        ---    ---------        ---    -----------        ---
                                                -----------        ---    ---------        ---    -----------        ---

    The components of the deferred tax assets and liabilities related to continuing operations are as follows:

                                                                     SEPTEMBER 3,   AUGUST 28,
                                                                         1995          1994
                                                                     -------------  -----------
Accrued liabilities................................................   $    71,109    $  75,697
Other..............................................................         7,113        6,145
                                                                     -------------  -----------
    Total deferred tax assets......................................        78,222       81,842
Property and equipment.............................................        65,350       66,118
Merchandise inventories............................................        17,903       21,199
Other..............................................................         2,353        5,487
                                                                     -------------  -----------
    Total deferred tax liabilities.................................        85,606       92,804
                                                                     -------------  -----------
    Net deferred tax (assets) liabilities..........................   $     7,384    $  10,962
                                                                     -------------  -----------
                                                                     -------------  -----------

    The net deferred tax (assets) liabilities at September 3, 1995 and August 28, 1994 include current deferred income tax assets of $56,909 and $54,717, respectively, and non-current deferred income tax liabilities of $64,293 and $65,679, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

    Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to Price's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. The Company believes that this lawsuit is without merit

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiff's counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleges violation of certain state and federal laws arising from the spin-off and Exchange Transaction and the merger between Price and Costco. The Company believes that this suit is without merit and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE 11 -- GEOGRAPHIC INFORMATION
    The following table indicates the relative amounts of total revenue, operating income and identifiable assets for the Company during fiscal 1995, 1994 and 1993:

                                                                        1995            1994            1993
                                                                   --------------  --------------  --------------
Total revenue:
  United States..................................................  $   14,967,611  $   13,770,316  $   13,167,175
  Foreign........................................................       3,279,675       2,710,327       2,296,639
                                                                   --------------  --------------  --------------
                                                                   $   18,247,286  $   16,480,643  $   15,463,814
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Operating income:
  United States..................................................  $      357,463  $      298,303  $      321,084
  Foreign........................................................          75,869          61,836          43,745
                                                                   --------------  --------------  --------------
                                                                   $      433,332  $      360,139  $      364,829
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------


                                                                    SEPTEMBER 3,     AUGUST 28,
                                                                        1995            1994
                                                                   --------------  --------------
Identifiable assets:
  United States..................................................  $    3,508,325  $    3,221,210
  Foreign........................................................         929,094         637,364
  Discontinued operations -- net assets
   (all United States)...........................................              --         377,085
                                                                   --------------  --------------
                                                                   $    4,437,419  $    4,235,659
                                                                   --------------  --------------
                                                                   --------------  --------------

                               PRICE/COSTCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
    The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 1995 and 1994.

    Shares used  in the  earnings per  share calaculation  fluctuate by  quarter
depending   primarily  upon  whether  convertible  subordinated  debentures  are dilutive during the respective period.

                               PRICECOSTCO, INC.
                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          53 WEEKS ENDED SEPTEMBER 3, 1995
                                     --------------------------------------------------------------------------
                                        FIRST
                                       QUARTER     SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER      TOTAL
                                       12 WEEKS       12 WEEKS       12 WEEKS        17 WEEKS       53 WEEKS
                                     ------------  --------------  -------------  --------------  -------------
REVENUE
  Net sales........................   $3,943,718    $  4,230,160    $ 3,824,841    $  5,907,207   $  17,905,926
  Membership fees and other........       86,205          77,162         71,397         106,596         341,360
                                     ------------  --------------  -------------  --------------  -------------
    Total revenue..................    4,029,923       4,307,322      3,896,238       6,013,803      18,247,286
OPERATING EXPENSES
  Merchandise costs................    3,577,444       3,821,794      3,476,324       5,350,286      16,225,848
  Selling, general and
   administrative expenses.........      350,178         358,431        345,246         501,733       1,555,588
  Preopening expenses..............        6,991           3,451          3,332          11,244          25,018
  Provision for estimated warehouse
   closing costs...................           --              --             --           7,500           7,500
                                     ------------  --------------  -------------  --------------  -------------
    Operating income...............       95,310         123,646         71,336         143,040         433,332
OTHER INCOME (EXPENSE)
  Interest expense.................      (14,139)        (13,480)       (16,747)        (23,545)        (67,911)
  Interest income and other........        1,079             298          1,068             338           2,783
                                     ------------  --------------  -------------  --------------  -------------
INCOME (LOSS) FROM CONTINUTING
 OPERATIONS BEFORE PROVISION FOR
 INCOME TAXES......................       82,250         110,464         55,657         119,833         368,204
  Provision for income taxes.......       33,723          45,693         23,042          48,505         150,963
                                     ------------  --------------  -------------  --------------  -------------
INCOME FROM CONTINUING
 OPERATIONS........................       48,527          64,771         32,615          71,328         217,241
DISCONTINUED OPERATIONS:
  Income (loss), net of tax........           --              --             --              --              --
  Loss on disposal.................           --         (83,363)            --              --         (83,363)
                                     ------------  --------------  -------------  --------------  -------------
  NET INCOME (LOSS)................   $   48,527    $    (18,592)   $    32,615    $     71,328   $     133,878
                                     ------------  --------------  -------------  --------------  -------------
                                     ------------  --------------  -------------  --------------  -------------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE -- FULLY DILUTED:
  Continuing operations............   $     0.22    $       0.31    $      0.17    $       0.35   $        1.05
  Discontinued operations:
    Income (loss), net of tax......           --              --             --              --              --
    Loss on disposal...............           --           (0.37)            --              --           (0.37)
                                     ------------  --------------  -------------  --------------  -------------
  Net Income (loss)................   $     0.22    $      (0.06)   $      0.17    $       0.35   $        0.68
                                     ------------  --------------  -------------  --------------  -------------
                                     ------------  --------------  -------------  --------------  -------------
  Shares used in calculation.......      239,757         224,685        196,078         217,203         224,079
                                     ------------  --------------  -------------  --------------  -------------
                                     ------------  --------------  -------------  --------------  -------------

                               PRICECOSTCO, INC.
                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           52 WEEKS ENDED AUGUST 28, 1994
                                     --------------------------------------------------------------------------
                                        FIRST
                                       QUARTER     SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER      TOTAL
                                       12 WEEKS       12 WEEKS       12 WEEKS        16 WEEKS       52 WEEKS
                                     ------------  --------------  -------------  --------------  -------------
REVENUE
  Net sales........................   $3,599,797    $  4,019,417    $ 3,546,445    $  4,995,252   $  16,160,911
  Membership fees and other........       81,330          78,245         69,367          90,790         319,732
                                     ------------  --------------  -------------  --------------  -------------
    Total revenue..................    3,681,127       4,097,662      3,615,812       5,086,042      16,480,643
OPERATING EXPENSES
  Merchandise costs................    3,272,170       3,640,174      3,226,011       4,524,536      14,662,891
  Selling, general and
   administrative expenses.........      316,559         342,279        328,314         438,397       1,425,549
  Preopening expenses..............       11,130           4,915          1,967           6,552          24,564
  Provision for estimated warehouse
   closing costs...................           --              --             --           7,500           7,500
                                     ------------  --------------  -------------  --------------  -------------
    Operating income...............       81,268         110,294         59,520         109,057         360,139
OTHER INCOME (EXPENSE)
  Interest expense.................      (10,823)        (11,655)       (12,155)        (15,839)        (50,472)
  Interest income and other........        2,522           2,573          2,542           6,251          13,888
  Provisions for merger and
   restructuring expenses..........     (120,000)             --             --              --        (120,000)
                                     ------------  --------------  -------------  --------------  -------------
INCOME (LOSS) FROM CONTINUTING
 OPERATIONS BEFORE PROVISION FOR
 INCOME TAXES......................      (47,033)        101,212         49,907          99,469         203,555
  Provision (benefit) for income
   taxes...........................      (10,095)         41,503         20,467          40,782          92,657
                                     ------------  --------------  -------------  --------------  -------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS........................      (36,938)         59,709         29,440          58,687         110,898
DISCONTINUED OPERATIONS:
  Income (loss), net of tax........        3,947           2,566          2,600         (49,879)        (40,766)
  Loss on disposal.................           --              --             --        (182,500)       (182,500)
                                     ------------  --------------  -------------  --------------  -------------
NET INCOME (LOSS)..................   $  (32,991)   $     62,275    $    32,040    $   (173,692)  $    (112,368)
                                     ------------  --------------  -------------  --------------  -------------
                                     ------------  --------------  -------------  --------------  -------------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE -- FULLY DILUTED
  Continued operations.............   $    (0.17)   $       0.27    $      0.14    $       0.27   $        0.51
  Disctonintued operations:
    Income (loss), net of tax......         0.02            0.01           0.01           (0.23)          (0.19)
    Loss on disposal...............           --              --             --           (0.83)          (0.83)
                                     ------------  --------------  -------------  --------------  -------------
  Net Income (loss)................   $    (0.15)   $       0.28    $      0.15    $      (0.79)  $       (0.51)
                                     ------------  --------------  -------------  --------------  -------------
                                     ------------  --------------  -------------  --------------  -------------
  Shares used in calculation.......      217,191         240,011        219,516         219,279         219,334
                                     ------------  --------------  -------------  --------------  -------------
                                     ------------  --------------  -------------  --------------  -------------

                                 EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which follows the description of the exhibit indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross reference documents.

   EXHIBIT NO.                                                 DESCRIPTION
-----------------  ----------------------------------------------------------------------------------------------------

        2(a)       Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc. (14)
        3(a)       Restated Certificate of Incorporation of Price/Costco, Inc. (4)
        3(b)       Bylaws of Price/Costco, Inc. (9)
        3(c)       Form of Amended and Restated Bylaws of Price/Costco, Inc. to become effective as specified in the
                    Amended and Restated Agreement of Transfer and Plan of Exchange (see Exhibit 2(a) above). (10)
        4(a)(1)    5 1/2% Convertible Subordinated Debenture. (1)
        4(a)(2)    Indenture by and between Price and First Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated Debentures. (1)
        4(a)(3)    Supplemental Indenture dated as of October 21, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated
                    Debentures. (7)
        4(a)(4)    Supplemental Indenture dated as of October 22, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated
                    Debentures. (7)
        4(a)(5)    Incorporated by reference in Form 8-A filed with respect to the Registration Statement of the
                    Company's 5 1/2% Convertible Subordinated Debentures dated December 21, 1993
        4(a)(6)    Incorporated by reference in Form 15 with respect to the notice of termination of the Registration of Price's 5 1/2% Convertible Subordinated Debentures dated January 3, 1994
        4(b)(1)    6 3/4% Convertible Subordinated Debenture (2)
        4(b)(2)    Indenture by and between Price and First Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated Debentures (2)
        4(b)(3)    Supplemental Indenture dated as of October 21, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated
                    Debentures (7)
        4(b)(4)    Supplemental Indenture dated as of October 22, 1993 by and among Price, PriceCostco and First
                    Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated
                    Debentures (7)
        4(c)(1)    5 3/4% Convertible Subordinated Debenture (5)
        4(c)(2)    Indenture dated as of May 15, 1992 between Costco and First Trust National Association, as Trustee
                    (5)
        4(c)(3)    First Supplemental Indenture dated as of October 21, 1993 between Costco, PriceCostco and First
                    Trust National Association, as Trustee (8)
        4(d)(1)    7 1/8% Senior Notes and Indentures (13)
        4(d)(2)    Form of Indenture between Price/Costco, Inc. and American National Association, as Trustee (13)
        4(e)       Price/Costco, Inc. Stock Certificate (4)
       10(a)(1)    The Price/Costco, Inc. 1993 Combined Stock Grant and Stock Option Plan (4)
       10(a)(2)    Amendments to Stock Option Plans
       10(b)       Indemnification Agreement (14)
       10(c)       Special Severance Agreement (12)
       10(j)(5)    Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A.
                    de C.V. to form a Corporate Joint Venture (7)

       10(j)(6)    Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and
                    Controladora Comercial Mexicana S.A. de C.V. dated March, 1995
       10(z)(1)    A $250,000 Short-Term Revolving Credit Agreement among Price/Costco, Inc. and a group of fourteen banks dated January 31, 1994 (12)
       10(z)(2)    A $250,000 Extended Revolving Credit Agreement among Price/Costco, Inc. and a group of fourteen banks, dated January 31, 1994 (12)
       10(z)(3)    Revolving Credit Agreement, dated as of August 28, 1994, between Price/Costco, Inc. and Price
                    Enterprises, Inc. (11)
         12.1      Statements re computation of ratios
         23.1      Consent of Arthur Andersen LLP
         23.2      Report of Ernst & Young LLP on The Price Company Fiscal 1993 Annual Report
         27.1      Financial Data Schedule

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

 (5) Incorporated by reference to Costco's Registration Statement on Form S-3 (File No. 33-47750) filed May 22, 1992

 (6) Incorporated by reference to Schedule 13E-4 of The Price Company and Price/Costco, Inc. filed November 4, 1993

 (7) Incorporated by reference to the exhibits filed as part of Amendment No. 1 to the Registration Statement on Form 8-A of The Price Company

 (8) Incorporated by reference to the exhibits filed as part of Amendment No. 2 to the Registration Statement on Form 8-A of Costco

 (9) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K/A of Price/Costco, Inc. for the fiscal year ended August 29, 1993

(10) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price Enterprises, Inc. (File No. 33-55481) filed on September 15, 1994

(11) Incorporated by reference to the exhibits filed as part of Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. (File No. 33-55481) filed on November 3, 1994

(12) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/Costco, Inc. for the 12 weeks ended February 13, 1994

(13) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-3 of Price/Costco, Inc. (File No. 33-59403) filed on May 17, 1995.

(14) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10K of Price/ Costco, Inc. for the fiscal year ended August 28, 1994.