Form 10-Q
period 1995-11-26
PRICE/COSTCO INC
filed 1996-01-09
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NUMBER 0-20355

                                PRICE/COSTCO, INC.
              (Exact name of registrant as specified in its charter)

          DELAWARE               33-0572969
(State or other jurisdiction  (I.R.S. Employer
             of                Identification
      incorporation or              No.)
       organization)

                                 999 LAKE DRIVE
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive office)

                                 (206) 313-8100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    The registrant had 195,302,985 common shares, par value $.01, outstanding at December 31, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                        PART I -- FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1 -- FINANCIAL STATEMENTS.............................................................................           3
  Condensed Consolidated Balance Sheets....................................................................           8
  Condensed Consolidated Statements of Operations..........................................................           9
  Condensed Consolidated Statements of Cash Flows..........................................................          10
  Notes to Condensed Consolidated Financial Statements.....................................................          11
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............           3

                                              PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS................................................................................           5
ITEM 2 -- CHANGES IN SECURITIES............................................................................           6
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................................................           6
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................           6
ITEM 5 -- OTHER INFORMATION................................................................................           6
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................................................           6
  Exhibit (27) Financial Data Schedule
  Exhibit (28) Report of Independent Public Accountants....................................................          13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of November 26, 1995, and the condensed consolidated balance sheet as of September 3, 1995, unaudited condensed consolidated statements of operations and cash flows for the 12-week periods ended November 26, 1995, and November 20, 1994 are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 1996 is a 52-week year with period 13 ending on September 1, 1996. The first, second, and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1995 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 26, 1995 AND NOVEMBER 20, 1994 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the first quarter of fiscal 1996 increased 2% to $49,553 or $.25 per share (fully diluted) from $48,527 or $0.22 per share (fully diluted) during the first quarter of fiscal 1995. The 14% earnings per share increase reflects the increase in net income as well as the reduction of 23.2 million outstanding shares of PriceCostco Common Stock beginning on December 20, 1994, following the completion of the spin-off of Price Enterprises.

    Net sales increased 9% to $4,295,862 during the first quarter of fiscal 1996 from $3,943,718 during the first quarter of fiscal 1995. This increase was primarily due to opening a net of 15 new warehouses (17 opened, 2 closed) since the end of the first quarter of fiscal 1995 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 3 percent during the first quarter of fiscal 1996, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $87,702 or 2.04% of net sales in the first quarter of fiscal 1996 from $86,205 or 2.19% of net sales in the first quarter of fiscal 1995. Membership fees include new membership sign-ups at the 15 warehouses opened since the end of the first quarter of fiscal 1995.

    Gross margin (defined as net sales minus merchandise costs) increased 12% to $408,746 or 9.51% of net sales in the first quarter of fiscal 1996 from $366,274, or 9.29% of net sales in the first quarter of fiscal 1995. Gross margin as a percentage of net sales increased due to greater purchasing power, expanded use of the Company's depot facilities, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first quarters of fiscal 1996 and 1995 each include a $2,500 LIFO charge to income due to the use of the LIFO method.

    Selling, general and administrative expenses as a percent of net sales increased to 8.98% during the first quarter of fiscal 1996 from 8.88% during the first quarter of fiscal 1995, reflecting higher expenses associated with international expansion and certain ancillary operations.

    Preopening expenses totaled $9,450 or 0.22% of net sales during the first quarter of fiscal 1996 compared to $6,991 or 0.18% of net sales during the first quarter of fiscal 1995. The increase in preopening expenses is primarily due to remodels and expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $17,771 in the first quarter of fiscal 1996 compared to $14,139 in the first quarter of fiscal 1995. The increase in interest expense is primarily related to higher average borrowings and interest rates, which include the issuance in June 1995 of $300,000 of 7 1/8% Senior Notes. Interest income and other totaled $1,091 in the first quarter of fiscal 1996 compared to $1,079 in the first quarter of fiscal 1995.

    The effective income tax rate on earnings in the first quarter of fiscal 1996 was 41.25% compared to 41.0% effective tax rate in the first quarter of fiscal 1995. The increase in the effective tax rate is related primarily to an increase in the proportion of Canadian earnings which have a higher tax rate.

                        LIQUIDITY AND CAPITAL RESOURCES
                             (DOLLARS IN THOUSANDS)

    EXPANSION PLANS

    PriceCostco's primary capital requirements are for financing the expansion of its United States and Canadian operations and its international ventures (presently Mexico, United Kingdom and Asia). While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, during fiscal 1996 management's intention is to spend approximately $450,000 to $500,000 for its United States and Canadian operations and approximately $50,000 to $100,000 for its international ventures. Capital expenditures are primarily for real estate, construction, remodeling and equipment for warehouses and related operations.

    Expansion plans for the United States and Canada during fiscal 1996 are to open a net of 23 to 25 warehouse clubs, including the relocation of two to three warehouses to larger and better-located facilities and the closing of two to three unprofitable locations. The Company is continuing its remodeling and expansion of fresh foods and ancillary operations and expects to dedicate approximately $110,000 to $115,000 to these efforts. The Company expects that annual spending on remodeling activities will be reduced by one-half for the next several years, as much of the major remodel work will have been completed.

    International expansion plans during fiscal 1996 include opening two to three additional warehouse clubs in the United Kingdom through a 60%-owned subsidiary, and to develop additional warehouse club ventures, primarily in Asia.

    Expansion will be financed with a combination of cash and cash equivalents, which totaled $45,688 at September 3, 1995; net cash provided by operating activities; short-term borrowings under revolving credit facilities and/or commercial paper facilities; and other financing sources as required.

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At November 26, 1995, $158,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 30, 1996 at substantially the same terms.

    In addition, the Company's wholly-owned Eastern Canadian subsidiary has a $103,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $63,000 will expire in April 1996 and $40,000 will expire in April 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At November 26, 1995, $89,000 was outstanding under the Canadian commercial paper program and no amounts were outstanding under the bank credit facility.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $197,000. The outstanding commitments under these facilities at November 26, 1995 totaled approximately $104,000, including approximately $51,000 in standby letters of credit for workers' compensation requirements.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business. Working capital deficit (current liabilities in excess of current assets) totaled $44,934 at November 26, 1995 compared to working capital of $9,381 at September 3, 1995. The decrease in working capital was primarily due to: 1) financing the Company's seasonal working capital requirements through short-term borrowings; and 2) capital expenditures in excess of operating cash flows.

    The Company's balance sheet as of November 26, 1995, reflects a $488,053 or 11% increase in total assets since September 3, 1995. The net increase is primarily due to higher inventory levels associated with seasonal inventory needs leading into the Christmas holiday season, and a net increase in property and equipment principally related to the Company's expansion program.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on February 1, 1996 at The Disneyland Pacific Hotel (formerly The Pan Pacific Hotel) in Anaheim, California. Matters to be voted on were included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to stockholders of record in December 1995.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

        (27) Financial Data Schedule

        (28) Report of Independent Public Accountants

    (b) No reports on Form 8-K were filed for the 12 weeks ended November 26, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

                                         /S/ JAMES D. SINEGAL
                                  -----------------------------------
  Date:     January 8, 1996                James D. Sinegal
                                     PRESIDENT AND CHIEF EXECUTIVE
                                                OFFICER

                                        /S/ RICHARD A. GALANTI
                                  -----------------------------------
  Date:     January 8, 1996               Richard A. Galanti
                                       EXECUTIVE VICE PRESIDENT,
                                        CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                             NOVEMBER 26,   SEPTEMBER 3,
                                                                                 1995           1995
                                                                             ------------   ------------
                                                                             (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents................................................   $    12,876    $    45,688
  Receivables, net.........................................................       177,164        146,665
  Merchandise inventories..................................................     1,818,165      1,422,272
  Other current assets.....................................................        82,532         87,694
                                                                             ------------   ------------
    Total current assets...................................................     2,090,737      1,702,319
                                                                             ------------   ------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements.................................     1,149,671      1,143,860
  Buildings and leasehold improvements.....................................     1,326,695      1,215,706
  Equipment and fixtures...................................................       640,967        624,398
  Construction in progress.................................................        60,304         78,071
                                                                             ------------   ------------
                                                                                3,177,637      3,062,035
  Less accumulated depreciation and amortization...........................      (551,836)      (526,442)
                                                                             ------------   ------------
    Net property and equipment.............................................     2,625,801      2,535,593
OTHER ASSETS...............................................................       208,934        199,507
                                                                             ------------   ------------
                                                                              $ 4,925,472    $ 4,437,419
                                                                             ------------   ------------
                                                                             ------------   ------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit............................   $    30,120    $    12,721
  Short-term borrowings....................................................       247,108         75,725
  Accounts payable.........................................................     1,438,309      1,233,128
  Accrued salaries and benefits............................................       243,579        205,236
  Accrued sales and other taxes............................................        75,489         91,843
  Other current liabilities................................................       101,066         74,285
                                                                             ------------   ------------
    Total current liabilities..............................................     2,135,671      1,692,938
LONG-TERM DEBT.............................................................     1,093,580      1,094,615
DEFERRED INCOME TAXES AND OTHER LIABILITIES................................        68,236         68,284
                                                                             ------------   ------------
    Total liabilities......................................................     3,297,487      2,855,837
                                                                             ------------   ------------
MINORITY INTERESTS.........................................................        49,322         50,838
                                                                             ------------   ------------
STOCKHOLDERS EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
   issued and outstanding..................................................            --             --
  Common stock $.01 par value; 900,000,000 shares authorized; 195,260,000
   and 195,164,000 shares issued and outstanding...........................         1,953          1,952
  Additional paid-in capital...............................................       304,895        303,989
  Accumulated foreign currency translation.................................       (54,830)       (52,289)
  Retained earnings........................................................     1,326,645      1,277,092
                                                                             ------------   ------------
    Total stockholders' equity.............................................     1,578,663      1,530,744
                                                                             ------------   ------------
                                                                              $ 4,925,472    $ 4,437,419
                                                                             ------------   ------------
                                                                             ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                             12 WEEKS ENDED
                                                                                      ----------------------------
                                                                                      NOVEMBER 26,   NOVEMBER 20,
                                                                                          1995           1994
                                                                                      -------------  -------------
REVENUE
  Net Sales.........................................................................  $   4,295,862  $   3,943,718
  Membership fees and other.........................................................         87,702         86,205
                                                                                      -------------  -------------
      Total revenue.................................................................      4,383,564      4,029,923
                                                                                      -------------  -------------
OPERATING EXPENSES
  Merchandise costs.................................................................      3,887,116      3,577,444
  Selling, general and administrative...............................................        385,973        350,178
  Preopening expenses...............................................................          9,450          6,991
                                                                                      -------------  -------------
      Operating income..............................................................        101,025         95,310
                                                                                      -------------  -------------
OTHER INCOME (EXPENSE)
  Interest expense..................................................................        (17,771)       (14,139)
  Interest income and other.........................................................          1,091          1,079
                                                                                      -------------  -------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES.................         84,345         82,250
  Provision for income taxes........................................................         34,792         33,723
                                                                                      -------------  -------------
INCOME FROM CONTINUING OPERATIONS...................................................  $      49,553  $      48,527
DISCONTINUED OPERATIONS:
  Loss on disposal..................................................................             --             --
                                                                                      -------------  -------------
NET INCOME..........................................................................  $      49,553  $      48,527
                                                                                      -------------  -------------
                                                                                      -------------  -------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE -- FULLY DILUTED:
  Continuing operations:............................................................  $        0.25  $        0.22
  Discontinued operations:
    Loss on disposal................................................................             --             --
                                                                                      -------------  -------------
  Net income........................................................................  $        0.25  $        0.22
                                                                                      -------------  -------------
                                                                                      -------------  -------------
      Shares used in calculation (000's)............................................        217,311        239,757
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             12 WEEKS ENDED
                                                                                       --------------------------
                                                                                       NOVEMBER 26,  NOVEMBER 20,
                                                                                           1995          1994
                                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................................   $   49,553    $   48,527
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................................       34,556        30,790
  Increase in merchandise inventories................................................     (397,935)     (464,024)
  Increase in accounts payable.......................................................      207,297       359,636
  Other..............................................................................       30,200       (12,835)
                                                                                       ------------  ------------
    Total adjustments................................................................     (125,882)      (86,433)
                                                                                       ------------  ------------
    Net cash used in operating activities............................................      (76,329)      (37,906)
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment................................................     (131,676)      (96,608)
  Proceeds from the sale of property and equipment...................................          395           202
  Decrease in short-term investments and restricted cash.............................           --         9,268
  Other..............................................................................      (13,989)       (4,089)
                                                                                       ------------  ------------
    Net cash used in investing activities............................................     (145,270)      (91,227)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from short-term borrowings............................................      171,813       162,702
  Increase (decrease) in bank checks outstanding, less cash on deposit...............       17,501        (2,797)
  Payments on long-term debt and notes payable.......................................         (893)           --
  Exercise of stock options, including income tax benefit............................          907           410
  Other..............................................................................         (391)           10
                                                                                       ------------  ------------
    Net cash provided by financing activities........................................      188,937       160,325
                                                                                       ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................................         (150)          205
                                                                                       ------------  ------------
  Increase (decrease) in cash and cash equivalents...................................      (32,812)       31,397
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................       45,688        53,638
                                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................   $   12,876    $   85,035
                                                                                       ------------  ------------
                                                                                       ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized) (a)........................................   $    9,952    $   25,398
    Income taxes.....................................................................       17,491        19,617

------------------------
(a) Semi-annual interest payments on the 5 1/2% and 6 3/4% convertible debentures were paid on August 31, and September 1, respectively, prior to the beginning of the first quarter of fiscal 1996, which began on September 4, 1995. In the prior fiscal year, these interest payments were included in the first quarter, which began August 29, 1994.

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Price/Costco, Inc., a Delaware corporation, and its subsidiaries ("PriceCostco" or the "Company".) PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries ("Price"), and Costco Wholesale Corporation and subsidiaries ("Costco"). On October 21, 1993, Price and Costco became wholly-owned subsidiaries of PriceCostco. These unaudited consolidated financial statements have been prepared following the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Price and Costco for all periods presented. Price and Costco primarily operate cash and carry membership warehouses.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 3, 1995.

    BUSINESS

    The Company historically operated in two reporting business segments: a cash and carry merchandising operation and a non-club real estate operation. In July 1994 the Company discontinued its non-club real estate operations through a spin-off of Price Enterprises, Inc., completed in December, 1994.

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1996 is 52 weeks with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending September 1, 1996, consisting of 16 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $18,650 and $16,150 higher at November 26, 1995 and September 3, 1995, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12-week period ended November 26, 1995, reflects the reduction of approximately 23.2 million PriceCostco shares tendered in exchange for an equivalent number of Price Enterprises shares as of December 20, 1994. The

                               PRICE/COSTCO, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED calculation also eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures.

NOTE (2) -- DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 13 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 30, 1996, and $250,000 expires on January 30, 1998. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At November 26, 1995, $158,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 30, 1996 at substantially the same terms.

    In addition, the Company's wholly-owned Eastern Canadian subsidiary has a $103,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $63,000 will expire in April 1996 and $40,000 will expire in April 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At November 26, 1995, $89,000 was outstanding under the Canadian commercial paper program and no amounts were outstanding under the bank credit facility.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $197,000. The outstanding commitments under these facilities at November 26, 1995 totaled approximately $104,000, including approximately $51,000 in standby letters of credit for workers' compensation requirements.

NOTE (3) -- INCOME TAXES
    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income from continuing operations:

                                                                  12 WEEKS ENDED          12 WEEKS ENDED
                                                                NOVEMBER 26, 1995       NOVEMBER 20, 1994
                                                              ----------------------  ----------------------
Federal statutory income tax rate...........................  $  29,521       35.0%   $  28,788       35.0%
State, foreign and other income taxes, net..................      5,271       6.25%       4,935        6.0%
                                                              ---------      -----    ---------        ---
                                                              $  34,792      41.25%   $  33,723       41.0%
                                                              ---------      -----    ---------        ---
                                                              ---------      -----    ---------        ---

NOTE (4) -- COMMITMENTS AND CONTINGENCIES
    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.