Form 10-K/A
period 1995-09-03
PRICE/COSTCO INC
filed 1996-03-15
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended September 3, 1995
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _____________ to _____________.

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 Par Value
               5 3/4 Convertible Subordinated Debentures Due 2002
               6 3/4 Convertible Subordinated Debentures Due 2001

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---     ---
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION


     The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by (A) the Chief Executive Officer of the Company (the "CEO"), and (B) the four other most highly compensated individuals (other than the CEO) who were serving as executive officers of the Company at the end of the 1995 fiscal year (collectively, together with the CEO, the "Named Executive Officers").

SUMMARY OF COMPENSATION

     The following table summarizes the compensation earned by the Named Executive Officers during fiscal 1995, 1994 and 1993.


                                            SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
                                         ---------------------------------------       LONG TERM
                                                                                     COMPENSATION
                                                                                         AWARDS
                                                                                       SECURITIES
                                                                     OTHER ANNUAL      UNDERLYING     ALL OTHER
                                 FISCAL                              COMPENSATION     OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR   SALARY ($)(A)    BONUS         ($)(B)               (#)          ($)(C)
---------------------------      ------  -------------    ------     -------------    ------------   -------------
James D. Sinegal                  1995    305,769              0                 0         50,000           16,900
President and Chief               1994    300,000              0                 0         19,400           10,495
Executive Officer                 1993    300,000              0                 0         45,000            8,625

Jeffrey H. Brotman                1995    305,769              0                 0         50,000           15,820
Chairman of the Board             1994    300,000              0                 0         19,400            8,884
                                  1993    300,000              0                 0         45,000            7,583

Richard D. DiCerchio              1995    265,000         37,000                 0         20,000           15,820
Executive Vice                    1994    256,923         40,000                 0         30,900            8,358
President                         1993    240,000         30,000                 0         45,000            6,902

Richard A. Galanti                1995    240,480         37,000                 0         20,000           15,070
Executive Vice                    1994    210,385         40,000                 0         20,000            6,913
President and Chief               1993    187,308         24,000                 0              0            5,812
Financial Officer

Edward B. Maron, Jr.              1995    297,710         44,358                 0         20,000           11,110
Executive Vice                    1994    234,086         44,260            78,472         20,000            9,590
President                         1993    219,600         28,657           113,651              0            7,015

___________

(A) Because the Company's fiscal year 1995 was a 53-week year, salary amounts shown for each Named Executive Officer include one week of compensation in addition to the amounts otherwise payable on an annualized basis.
(B) Amounts shown for Mr. Maron in 1993 and 1994 represent tax equalization payments.
(C) In fiscal year 1995, amounts shown for each named Executive Officer include the Company's matching contributions under a deferred compensation plan of $5,000 each. In fiscal year 1995, amounts shown for Messrs. Sinegal, Brotman, DiCerchio and Galanti include matching contributions of $500 each, and Company contributions of $9,000 each, under the PriceCostco 401(k) Retirement Plan. Amounts shown for each Named Executive Officer include premiums representing the term insurance portion under the executive life program of $2,400, $1,320, $1,320, $570 and $6,110, respectively, in fiscal year 1995.


GRANTS OF STOCK OPTIONS

     The following table sets forth information concerning the award of stock options to the Named Executive Officers during fiscal 1995:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                    NUMBER OF        % OF TOTAL                                            ANNUAL RATES OF STOCK
                                    SECURITIES       OPTIONS/SARS                                          PRICE APPRECIATION FOR
                                    UNDERLYING       GRANTED TO                                                OPTION TERM (C)
                                   OPTIONS/SARS       EMPLOYEES           EXERCISE OR        EXPIRATION   ------------------------
NAME                              GRANTED (#)(A)   FISCAL YEAR (B)     BASE PRICE ($/SH)        DATE        5% ($)          10%
----                              --------------   ---------------     -----------------     ----------    ---------     ---------
James D. Sinegal                        50,000               1.42             13.3125         05/26/05      418,605       1,060,833
Jeffrey H. Brotman                      50,000               1.42             13.3125         05/26/05      418,605       1,060,833
Richard D. DiCerchio                    20,000                .57             13.3125         05/26/05      167,442         424,333
Richard A. Galanti                      20,000                .57             13.3125         05/26/05      167,442         424,333
Edward B. Maron, Jr.                    20,000                .57             13.3125         05/26/05      167,442         424,333

___________

(A) These stock options vest 20% per year for five years from the date of grant and expire ten years from the date of grant. The exercise price for these stock options equals the fair market value of the Common Stock on the date of grant.

(B) The total number of stock options granted in fiscal 1995 by the Company was 3,515,776.

(C) These assumed rates of appreciation are provided in order to comply with requirements of the Securities and Exchange Commission, and do not represent the Company's expectation as to the actual rate of appreciation of the Common Stock. The actual value of the options will depend on the performance of the Common Stock, and may be greater or less than the amounts shown.

EXERCISE OF STOCK OPTIONS

     The following table sets forth information concerning the exercise of stock options during fiscal 1995 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                              VALUE OF UNEXERCISED
                                                                                  NUMBER OF SECURITIES            IN-THE-MONEY
                                                                                UNDERLYING UNEXERCISED            OPTIONS/SARS
                                                                                 OPTIONS/SARS AT FY-END (#)      AT FY-END ($)
                                   SHARES ACQUIRED       VALUE REALIZED               EXERCISABLE/                EXERCISABLE/
NAME                              ON EXERCISE (#)           ($)(A)                  UNEXERCISABLE                 UNEXERCISABLE
----                              ----------------       --------------         ---------------------------   ----------------------
James D. Sinegal                                0                   0                      127,797/70,603                 0/206,250
Jeffrey H. Brotman                              0                   0                      148,798/70,603                 0/206,250
Richard D. DiCerchio                       54,246             672,655                      218,598/49,803         1,292,499/119,500
Richard A. Galanti                         68,140             777,934                       88,750/52,500           449,875/119,500
Edward B. Maron, Jr.                            0                   0                       44,956/52,500            82,500/156,125

___________________

(A) Market value of underlying securities at the exercise date, minus the exercise price of such options.

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company earns $30,000 per year for serving on the Board and $1,000 for each Board meeting and $500 for each committee meeting attended. In addition, non-employee directors receive an annual grant of options to purchase 8,000 shares of common stock, and are reimbursed for travel expenses incurred in connection with the performance of their duties as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during fiscal 1995 were John W. Meisenbach, Hamilton E. James and Frederick O. Paulsell, Jr.

     John W. Meisenbach is a principal shareholder of MCM (Meisenbach Capital Management) Financial, Inc. MCM provided consulting and insurance services in managing the Company's employee benefit plans and executive life insurance programs covering over $70,000,000 in total annual benefit costs, for which MCM received total compensation from third party insurers of $580,773 in fiscal 1995.

     Hamilton E. James is a Managing Director of DLJ. During fiscal 1995, DLJ represented the Company in connection with the spin-off of certain assets of the Company to Price Enterprises (the "Exchange Transaction") and also provided services to the Company in connection with a $300,000,000 Senior Note Offering.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 14, 1995               PRICE/COSTCO, INC.



                                        By:  /s/ Richard A. Galanti
                                           ----------------------------------
                                           Richard A. Galanti
                                           Its: Executive Vice President and
                                                Chief Financial Officer