Form 10-Q
period 1996-02-18
PRICE/COSTCO INC
filed 1996-04-02
CIK 909832

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 18, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The registrant had 195,616,011 common shares, par value $.01, outstanding at March 22, 1996.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                        PART I -- FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
ITEM 1 -- FINANCIAL STATEMENTS.............................................    3
  Condensed Consolidated Balance Sheets....................................   10
  Condensed Consolidated Statements of Operations..........................   11
  Condensed Consolidated Statements of Cash Flows..........................   12
  Notes to Condensed Consolidated Financial Statements.....................   13
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS....................................................    3

                          PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS................................................    7
ITEM 2 -- CHANGES IN SECURITIES............................................    7
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................    7
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    7
ITEM 5 -- OTHER INFORMATION................................................    8
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................    8
  Exhibit (27) Financial Data Schedule
  Exhibit (28) Report of Independent Public Accountants....................   15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of February 18, 1996, and the condensed consolidated balance sheet as of September 3, 1995, unaudited condensed consolidated statements of operations for the 12-and 24-week periods ended February 18, 1996, and February 12, 1995, and unaudited condensed consolidated statements of cash flows for the 24-week periods then ended are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

    COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 18, 1996 AND FEBRUARY 12, 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Income from continuing operations for the second quarter of fiscal 1996 increased 10% to $71,426, or $.35 per share (fully diluted), from $64,771, or $.31 per share (fully diluted), during the second quarter of fiscal 1995. Earnings per share increased 13%, reflecting the higher level of earnings, as well as a reduction of 23.2 million outstanding PriceCostco shares beginning on December 20, 1994, following the conclusion of the Company's spin-off of Price Enterprises, Inc. During the second quarter of fiscal 1995, the Company recorded a non-cash charge of $83,363, or $.37 per share, reflecting the loss on disposal of discontinued operations in the spin-off of Price Enterprises, Inc. ("Price Enterprises"). Including this non-cash charge, last year's second quarter results totaled a net loss of $18,592, or $.06 per share.

    Net sales increased 9% to $4,606,070 during the second quarter of fiscal 1996 from $4,230,160 during the second quarter of fiscal 1995. This increase was primarily due to opening a net of 19 new warehouses (22 opened, 3 closed) since the end of the second quarter of fiscal 1995 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 5 percent during the second quarter of fiscal 1996, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $82,625 or 1.79% of net sales in the second quarter of fiscal 1996 from $77,162 or 1.82% of net sales in the second quarter of fiscal 1995. Membership fees include new membership sign-ups at the 19 warehouses opened since the end of the second quarter of fiscal 1995.

    Gross margin (defined as net sales minus merchandise costs) increased 11% to $452,078 or 9.81% of net sales in the second quarter of fiscal 1996 from $408,366, or 9.65% of net sales in the second quarter of fiscal 1995. The increase in gross margin as a percentage of net sales reflects strong first half physical inventory results and good control over post-season markdowns, as well as greater purchasing power, expanded use of the Company's depot facilities, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarters of fiscal 1996 and 1995 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales increased to 8.51% during the second quarter of fiscal 1996 from 8.47% during the second quarter of fiscal 1995, reflecting higher expenses associated with international expansion and certain ancillary operations.

    Preopening expenses totaled $5,970 or 0.13% of net sales during the second quarter of fiscal 1996 compared to $3,451 or 0.08% of net sales during the second quarter of fiscal 1995. The increase in preopening expenses is primarily due to an increased level of spending on remodels including expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $17,501 in the second quarter of fiscal 1996 compared to $13,480 in the second quarter of fiscal 1995. The increase in interest expense is primarily related to higher average borrowings and interest rates, which include the issuance in June 1995 of $300,000 of 7 1/8% Senior Notes. Interest income and other totaled $2,287 in the second quarter of fiscal 1996 compared to $298 in the second quarter of fiscal 1995.

    The effective income tax rate on earnings in the second quarter of fiscal 1996 was 41.25% compared to a 41.36% effective tax rate in the second quarter of fiscal 1995.

    COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 18, 1996 AND FEBRUARY 12, 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Income from continuing operations for the first half of fiscal 1996 increased 7% to $120,979, or $0.59 per share (fully diluted), from $113,298, or $0.52 per share (fully diluted), during the first half of fiscal 1995. The 13% earnings per share increase reflects the increase in net income as well as the reduction of 23.2 million outstanding shares of PriceCostco Common Stock beginning on December 20, 1994, following the completion of the spin-off of Price Enterprises. Net operating results for the first half of fiscal 1995 include the non-cash charge of $83,363, or $.36 per share, reflecting the loss on disposal of discontinued operations in the spin-off of Price Enterprises. Including this non-cash charge, net income for the first half of fiscal 1995 was $29,935, or $.16 per share, compared to net income of $120,979, or $.59 per share, for the first half of fiscal 1996.

    Net sales increased 9% to $8,901,932 during the first half of fiscal 1996 from $8,173,878 during the first half of fiscal 1995. This increase was primarily due to opening a net of 19 new warehouses (22 opened, 3 closed) since the end of the first half of fiscal 1995 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 4 percent during the first half of fiscal 1996, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $170,327 or 1.91% of net sales in the first half of fiscal 1996 from $163,367 or 2.00% of net sales in the first half of fiscal 1995. Membership fees include new membership sign-ups at the 19 warehouses opened since the end of the second quarter of fiscal 1995.

    Gross margin (defined as net sales minus merchandise costs) increased 11% to $860,824 or 9.67% of net sales in the first half of fiscal 1996 from $774,640, or 9.48% of net sales in the first half of fiscal 1995. The increase in gross margin as a percentage of net sales reflects strong first half physical inventory results and good control over post-season markdowns, as well as greater purchasing power, expanded use of the Company's depot facilities, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 1996 and 1995 each include a $5,000 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales increased to 8.74% during the first half of fiscal 1996 from 8.67% during the first half of fiscal 1995, reflecting higher expenses associated with international expansion and certain ancillary operations.

    Preopening expenses totaled $15,420 or 0.17% of net sales during the first half of fiscal 1996 compared to $10,442 or 0.13% of net sales during the first half of fiscal 1995. The increase in preopening expenses is primarily due to increased remodeling activity, including expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $35,272 in the first half of fiscal 1996 compared to $27,619 in the first half of fiscal 1995. The increase in interest expense is primarily related to higher average borrowings and interest rates, which include the issuance in June 1995 of $300,000 of 7 1/8% Senior Notes. Interest income and other totaled $3,378 in the first half of fiscal 1996 compared to $1,377 in the first half of fiscal 1995, with much of the increase reflecting improvement in the Mexico joint venture operations.

    The effective income tax rate on earnings in the first half of fiscal 1996 was 41.25% compared to a 41.21% effective tax rate in the first half of fiscal 1995.

    RECENT EVENTS

    In its fiscal 1996 third quarter-to-date period, the Company has opened three warehouses (all in Canada) and closed five warehouses in the United States. The costs associated with the five warehouse closings will be recognized as anticipated warehouse closing costs in the third quarter of fiscal 1996, the 12 weeks ending May 12, 1996.

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

    Expansion plans for the United States and Canada during fiscal 1996 are to open 20 to 23 warehouse clubs, less the relocation of two to three warehouses to larger and better-located facilities and the outright closing of six to seven locations. Through the end of the first half, the Company has opened 12 warehouses, including the relocation of its San Leandro, California warehouse, and closed a warehouse in Concord, California.

    The Company continues the remodeling and expansion of fresh foods and ancillary operations and expects to spend approximately $120,000 to $130,000 on these efforts. The Company expects that annual spending on remodeling activities will be reduced by at least one-half during fiscal 1997, as much of the major remodel work will have been completed.

    International expansion plans during fiscal 1996 include opening one to two additional warehouse clubs in the United Kingdom through a 60%-owned subsidiary, and to develop additional warehouse club ventures, primarily in Asia.

    Expansion will be financed with a combination of cash and cash equivalents, which totaled $40,496 at February 18, 1996; net cash provided by operating activities; short-term borrowings under revolving credit facilities and/or commercial paper facilities; and other financing sources as required.

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 12 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At February 18, 1996, $126,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility.

    In addition, the Company's wholly-owned Eastern Canada subsidiary has a $101,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $61,000 will expire in March 1997 and $40,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 18, 1996, the Canadian commercial paper program was fully utilized and an additional $7,000 was outstanding through Bankers' Acceptance borrowing under the $101,000 bank credit facility.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $194,000. The outstanding commitments under these facilities at February 18, 1996 totaled approximately $77,000, including approximately $51,000 in standby letters of credit for workers' compensation requirements.

    On February 21, 1996 the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500 million of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of this filing, the Company announced its intention to offer $300 million of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically exceeds the current assets needed to operate the business. Working capital deficit (current liabilities in excess of current assets) totaled $50,319 at February 18, 1996 compared to working capital of $9,381 at September 3, 1995. The decrease in working capital was primarily due to: 1) financing the Company's working capital requirements through short-term borrowings; and 2) capital expenditures in excess of operating cash flows.

    Net cash provided by (used in) operating activities totaled $90,059 in the first half of fiscal 1996 compared to ($7,717) in the first half of fiscal 1995. The increase in net cash from operating activities is a result of increased net income from continuing operations, higher depreciation and amortization expense and approximately $62,000 reduction in net merchandise inventories (merchandise inventories less supplier accounts payable) in the first half of fiscal 1996 compared to the first half of fiscal 1995.

    Net cash used in investing activities totaled $275,077 in the first half of fiscal 1996 compared to $187,715 in the first half of fiscal 1995. This increase is primarily the result of opening more warehouses in the first half of fiscal 1996 than in the first half of fiscal 1995 and the increase in the level of remodeling activity in the first half of fiscal 1996.

    Net cash provided by financing activities totaled $179,144 in the first half of fiscal 1996 compared to $187,362 in the first half of fiscal 1995. In both periods the Company utilized its bank lines and commercial paper programs to finance operations and expansion plans. Net proceeds from short-term borrowings totaled $159,809 in the first half of fiscal 1996 compared to $180,993 in the first half of fiscal 1995.

    The Company's balance sheet as of February 18, 1996, reflects a $163,272 or 4% increase in total assets since September 3, 1995. The increase is primarily due to a net increase in property and equipment principally related to the Company's remodeling and expansion program.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on February 1, 1996 at The Disneyland Pacific Hotel in Anaheim, California. Stockholders of record at the close of business on December 8, 1995 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, there were 195,293,609 shares outstanding. Certain matters presented for vote received the required majority approval and had the following total, for, against and abstained votes as noted below.

    (1) To elect three Class III directors to hold office until the 1999 Annual Meeting of Stockholders and, in each case, until his successor is elected and qualified.

                                                                                                                   W/H AUTHORITY
                                                                      TOTAL SHARES                   AGAINST            AND
                                                                       VOTED/(%)    FOR VOTES/(%)   VOTES/(%)   ABSTAINED VOTES/(%)
                                                                      ------------  -------------  -----------  -------------------
Richard D. DiCerchio ...............................................  165,870,879    164,187,327                     1,683,552
 (Class III)                                                             84.9%          84.1%          --              0.8%
Richard M. Libenson ................................................  165,870,879    162,741,354                     3,129,525
 (Class III)                                                             84.9%          83.3%          --              1.6%
John W. Meisenbach .................................................  165,870,879    162,831,379                     3,039,500
 (Class III)                                                             84.9%          83.4%          --              1.5%

    (2) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                                                                                                                   W/H AUTHORITY
                                                                      TOTAL SHARES                   AGAINST            AND
                                                                       VOTED/(%)    FOR VOTES/(%)   VOTES/(%)   ABSTAINED VOTES/(%)
                                                                      ------------  -------------  -----------  -------------------
                                                                      165,870,879    165,368,019     174,697          328,164
Arthur Andersen LLP.................................................     84.9%          84.7%         0.1%             0.1%

    In a related matter, the Board of Directors was increased to ten (10) members and Mrs. Jill Ruckelshaus was appointed to the Board as a Class II director on February 1, 1996.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

           (27) Financial Data Schedule

           (28) Report of Independent Public Accountants

    (b) No reports on Form 8-K were filed for the 12 weeks ended February 18, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

Date: April 2, 1996                             /s/ JAMES D. SINEGAL
    ---------------------------------    ----------------------------------
                                                  James D. Sinegal
                                            PRESIDENT AND CHIEF EXECUTIVE
                                                       OFFICER

Date: April 2, 1996                            /s/ RICHARD A. GALANTI
    ---------------------------------    ----------------------------------
                                                 Richard A. Galanti
                                              EXECUTIVE VICE PRESIDENT,
                                               CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                       SEPTEMBER 3,
                                                                           1995
                                                        FEBRUARY 18,   ------------
                                                            1996
                                                        ------------
                                                        (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents...........................   $    40,496    $    45,688
  Receivables, net....................................       176,196        146,665
  Merchandise inventories.............................     1,393,803      1,422,272
  Other current assets................................        88,832         87,694
                                                        ------------   ------------
    Total current assets..............................     1,699,327      1,702,319
                                                        ------------   ------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements............     1,207,627      1,143,860
  Buildings and leasehold improvements................     1,341,627      1,215,706
  Equipment and fixtures..............................       669,359        624,398
  Construction in progress............................        65,120         78,071
                                                        ------------   ------------
                                                           3,283,733      3,062,035
  Less accumulated depreciation and amortization......      (579,823)      (526,442)
                                                        ------------   ------------
    Net property and equipment........................     2,703,910      2,535,593
                                                        ------------   ------------
OTHER ASSETS..........................................       197,454        199,507
                                                        ------------   ------------
                                                         $ 4,600,691    $ 4,437,419
                                                        ------------   ------------
                                                        ------------   ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit.......   $    19,902    $    12,721
  Short-term borrowings...............................       233,575         75,725
  Accounts payable....................................     1,094,006      1,233,128
  Accrued salaries and benefits.......................       228,949        205,236
  Accrued sales and other taxes.......................        80,131         91,843
  Other current liabilities...........................        93,083         74,285
                                                        ------------   ------------
    Total current liabilities.........................     1,749,646      1,692,938
                                                        ------------   ------------
LONG-TERM DEBT........................................     1,092,842      1,094,615
DEFERRED INCOME TAXES AND OTHER LIABILITIES...........        68,154         68,284
                                                        ------------   ------------
    Total liabilities.................................     2,910,642      2,855,837
                                                        ------------   ------------
MINORITY INTERESTS....................................        61,375         50,838
                                                        ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares
   authorized; no shares issued and outstanding.......            --             --
  Common stock $.01 par value; 900,000,000 shares
   authorized; 195,394,000 and 195,164,000 shares
   issued and outstanding.............................         1,954          1,952
  Additional paid-in capital..........................       306,212        303,989
  Accumulated foreign currency translation............       (77,562)       (52,289)
  Retained earnings...................................     1,398,070      1,277,092
                                                        ------------   ------------
    Total stockholders' equity........................     1,628,674      1,530,744
                                                        ------------   ------------
                                                         $ 4,600,691    $ 4,437,419
                                                        ------------   ------------
                                                        ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                              12 WEEKS ENDED                24 WEEKS ENDED
                                        ---------------------------   ---------------------------
                                        FEBRUARY 18,   FEBRUARY 12,   FEBRUARY 18,   FEBRUARY 12,
                                            1996           1995           1996           1995
                                        ------------   ------------   ------------   ------------
REVENUE
  Net sales...........................   $ 4,606,070    $ 4,230,160    $ 8,901,932    $ 8,173,878
  Membership fees and other...........        82,625         77,162        170,327        163,367
                                        ------------   ------------   ------------   ------------
    Total revenue.....................     4,688,695      4,307,322      9,072,259      8,337,245
OPERATING EXPENSES
  Merchandise costs...................     4,153,992      3,821,794      8,041,108      7,399,238
  Selling, general and
   administrative.....................       391,943        358,431        777,916        708,609
  Preopening expenses.................         5,970          3,451         15,420         10,442
                                        ------------   ------------   ------------   ------------
    Operating income..................       136,790        123,646        237,815        218,956
OTHER INCOME (EXPENSE)
  Interest expense....................       (17,501)       (13,480)       (35,272)       (27,619)
  Interest income and other...........         2,287            298          3,378          1,377
                                        ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES...       121,576        110,464        205,921        192,714
  Provision for income taxes..........        50,150         45,693         84,942         79,416
                                        ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS.....        71,426         64,771        120,979        113,298
DISCONTINUED OPERATIONS:
  Loss on disposal....................            --        (83,363)            --        (83,363)
                                        ------------   ------------   ------------   ------------
NET INCOME (LOSS).....................   $    71,426    $   (18,592)   $   120,979    $    29,935
                                        ------------   ------------   ------------   ------------
                                        ------------   ------------   ------------   ------------
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE -- FULLY
  DILUTED:
  Continuing operations:..............   $      0.35    $      0.31    $      0.59    $      0.52
  Discontinued operations:
    Loss on disposal..................            --          (0.37)            --          (0.36)
                                        ------------   ------------   ------------   ------------
  Net income (loss)...................   $      0.35    $     (0.06)   $      0.59    $      0.16
                                        ------------   ------------   ------------   ------------
                                        ------------   ------------   ------------   ------------
  Shares used in calculation
   (000's)............................       224,737        224,685        217,431        232,096
                                        ------------   ------------   ------------   ------------
                                        ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                        24 WEEKS ENDED
                                                  ---------------------------
                                                  FEBRUARY 18,   FEBRUARY 12,
                                                      1996           1995
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................   $   120,979    $    29,935
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
  Depreciation and amortization.................        71,963         61,633
  Loss on disposal of discontinued operations...            --         83,363
  Decrease (increase) in merchandise
   inventories..................................        21,572       (150,134)
  Decrease in accounts payable..................      (132,608)       (22,944)
  Other.........................................         8,153         (9,570)
                                                  ------------   ------------
    Total adjustments...........................       (30,920)       (37,652)
                                                  ------------   ------------
  Net cash provided by (used in) operating
   activities...................................        90,059         (7,717)
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment...........      (265,076)      (196,692)
  Proceeds from the sale of property and
   equipment....................................         2,554          6,175
  Investment in unconsolidated joint ventures...        (5,000)        (3,430)
  Decrease in short-term investments and
   restricted cash..............................            --          9,268
  Other.........................................        (7,555)        (3,036)
                                                  ------------   ------------
    Net cash used in investing activities.......      (275,077)      (187,715)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from short-term borrowings.......       159,809        180,993
  Increase in bank checks outstanding, less cash
   on deposit...................................         7,604          5,855
  Payments on long-term debt and notes
   payable......................................        (1,413)          (999)
  Proceeds from minority interests, net.........        10,588             --
  Exercise of stock options, including income
   tax benefit..................................         2,225            896
  Other.........................................           331            617
                                                  ------------   ------------
    Net cash provided by financing activities...       179,144        187,362
                                                  ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........           682            198
                                                  ------------   ------------
  Decrease in cash and cash equivalents.........        (5,192)        (7,872)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR...........................................        45,688         53,638
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......   $    40,496    $    45,766
                                                  ------------   ------------
                                                  ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized).........   $    22,670    $    28,488
  Income taxes..................................       104,714         59,456

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

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1996 is a 52-week fiscal year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending September 1, 1996, consisting of 16 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $21,150 and $16,150 higher at February 18, 1996 and September 3, 1995, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12- and 24-week periods ended February 18, 1996 and February 12, 1995, reflects the reduction of approximately 23.2 million PriceCostco shares tendered in exchange for an equivalent number of Price Enterprises, Inc. shares as of December 20, 1994. The calculation also eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted), the 6 3/4% convertible subordinated debentures (fully diluted only), and the 5 3/4% convertible subordinated debentures (fully diluted only, and for the second quarter of fiscal 1996 only).

                               PRICE/COSTCO, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 12 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At February 18, 1996, $126,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility.

    In addition, the Company's wholly-owned Eastern Canada subsidiary has a $101,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $61,000 will expire in March 1997 and $40,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 18, 1996, the Canadian commercial paper program was fully utilized and an additional $7,000 was outstanding through Bankers' Acceptance borrowing under the $101,000 bank credit facility.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $194,000. The outstanding commitments under these facilities at February 18, 1996 totaled approximately $77,000, including approximately $51,000 in standby letters of credit for workers' compensation requirements.

    On February 21, 1996 the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500 million of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of this filing, the Company announced its intention to offer $300 million of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

NOTE (3) -- INCOME TAXES
    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income from continuing operations:

                                                    24 WEEKS ENDED    24 WEEKS ENDED
                                                     FEBRUARY 18,      FEBRUARY 12,
                                                         1996              1995
                                                    ---------------   ---------------
Federal statutory income tax rate.................  $72,072  35.00%   $67,450  35.00%
State, foreign and other income taxes, net........   12,870   6.25%    11,966   6.20%
                                                    -------  ------   -------  ------
                                                    $84,942  41.25%   $79,416  41.20%
                                                    -------  ------   -------  ------
                                                    -------  ------   -------  ------

NOTE (4) -- COMMITMENTS AND CONTINGENCIES
    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. See Legal Proceedings at page 7 for outstanding legal matters.

                                                                      EXHIBIT 28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc.:

    We have reviewed the accompanying condensed consolidated balance sheet of Price/Costco, Inc. (a Delaware corporation) and subsidiaries as of February 18, 1996, and the related condensed consolidated statements of operations for the twelve and twenty-four-week periods ended February 18, 1996 and February 12, 1995, and condensed consolidated statements of cash flows for the twenty-four-week periods then ended. These financial statements are the responsibility of the Company's management.

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

Seattle, Washington
March 20, 1996