Form 10-Q
period 1996-05-12
PRICE/COSTCO INC
filed 1996-06-05
CIK 909832

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

  FOR THE QUARTERLY PERIOD ENDED MAY 12, 1996

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO__

    The registrant had 196,092,290 common shares, par value $.01, outstanding at May 31, 1996.

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                        PART I -- FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1 -- FINANCIAL STATEMENTS.............................................................................           3
  Condensed Consolidated Balance Sheets....................................................................          10
  Condensed Consolidated Statements of Operations..........................................................          11
  Condensed Consolidated Statements of Cash Flows..........................................................          12
  Notes to Condensed Consolidated Financial Statements.....................................................          13
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............           3

                                              PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS................................................................................           7
ITEM 2 -- CHANGES IN SECURITIES............................................................................           8
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..................................................................           8
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................           8
ITEM 5 -- OTHER INFORMATION................................................................................           8
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.................................................................           8
  Exhibit (10.1) $140 Million Credit Agreement among Price Costco Nova Scotia Company and Certain Commercial Lending Institutions
  Exhibit (27) Financial Data Schedule
  Exhibit (28) Report of Independent Public Accountants....................................................          15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of May 12, 1996, and the condensed consolidated balance sheet as of September 3, 1995, unaudited condensed consolidated statements of operations for the 12- and 36-week periods ended May 12, 1996, and May 7, 1995, and unaudited condensed consolidated statements of cash flows for the 36-week periods then ended are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

    COMPARISON OF THE 12 WEEKS ENDED MAY 12, 1996 AND MAY 7, 1995
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the third quarter of fiscal 1996 increased 27% to $41,274, or $.21 per share (fully diluted), from $32,615, or $.17 per share (fully diluted), during the third quarter of fiscal 1995.

    Net sales increased 11% to $4,236,207 during the third quarter of fiscal 1996 from $3,824,841 during the third quarter of fiscal 1995. This increase was due to opening a net of 16 new warehouses (24 opened, 8 closed) since the end of the third quarter of fiscal 1995 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 5 percent during the third quarter of fiscal 1996, compared to the third quarter of fiscal 1995, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 5% to $75,281 or 1.78% of net sales in the third quarter of fiscal 1996 from $71,397 or 1.87% of net sales in the third quarter of fiscal 1995. Membership fees include new membership sign-ups at the 16 warehouses opened since the end of the third quarter of fiscal 1995.

    Gross margin (defined as net sales minus merchandise costs) increased 17% to $406,284 or 9.59% of net sales in the third quarter of fiscal 1996 from $348,517, or 9.11% of net sales in the third quarter of fiscal 1995. The 48 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarter of fiscal 1996 and 1995 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales totaled 9.05% during the third quarter of fiscal 1996 compared to 9.03% during the third quarter of fiscal 1995. Such expenses as a percent of sales at the Company's core warehouse operations showed year-over-year improvement, which was offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $4,738 or 0.11% of net sales during the third quarter of fiscal 1996 compared to $3,332 or 0.09% of net sales during the third quarter of fiscal 1995. Four new locations were opened in the third quarter of fiscal 1996, compared to two new locations during last year's third quarter. The increase in preopening expenses was also due to an increased level of spending on remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    In the third quarter of fiscal 1996 the Company recorded a pre-tax provision for warehouse closing costs of $6,000, or $.02 per share on an after-tax basis (fully diluted). The provision includes estimated closing costs for five warehouses closed in the third quarter of fiscal 1996 as well as closing costs associated with warehouses which were relocated to new facilities. There were no warehouse closing costs in the third quarter of the prior fiscal year; however, the Company recorded a pre-tax provision for warehouse closing costs of $7,500 or $.02 per share on an after-tax basis (fully diluted) in the fourth quarter of fiscal 1995, primarily reflecting estimated closing costs for certain warehouses which were relocated to new facilities, and the closing of a regional office.

    Interest expense  totaled  $19,194  in  the third  quarter  of  fiscal  1996 compared to $16,747 in the third quarter of fiscal 1995. The increase in interest expense is primarily related to the issuance in June 1995 of $300,000 of 7 1/8% Senior Notes. Interest income and other totaled $2,007 in the third quarter of fiscal 1996 compared to $1,068 in the third quarter of fiscal 1995, primarily due to improved earnings in the Mexico joint venture.

    The effective income tax rate on earnings in the third quarter of fiscal 1996 was 41.25% compared to a 41.4% effective tax rate in the third quarter of fiscal 1995.

    COMPARISON OF THE 36 WEEKS ENDED MAY 12, 1996 AND MAY 7, 1995
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Income from continuing operations for the first thirty-six weeks of fiscal year 1996 increased 11% to $162,253, or $0.80 per share (fully diluted), from $145,913, or $0.70 per share (fully diluted), during the first thirty-six weeks of fiscal 1995. The 14% earnings per share increase reflects the increase in income from continuing operations as well as the reduction of 23.2 million outstanding shares of PriceCostco Common Stock beginning on December 20, 1994, following the completion of the spin-off of Price Enterprises. Net operating results for the first thirty-six weeks of fiscal 1995 include a non-cash charge of $83,363, or $.37 per share, reflecting the loss on disposal of discontinued operations in the spin-off of Price Enterprises. Including this non-cash charge, net income for the first thirty-six weeks of fiscal 1995 was $62,550 or $.33 per share compared to net income of $162,253, or $.80 per share for the first thirty-six weeks of fiscal 1996.

    Net sales increased 9% to $13,138,139 during the first 36 weeks of fiscal 1996 from $11,998,719 during the first 36 weeks of fiscal 1995. This increase was due to opening a net of 16 new warehouses (24 opened; 8 closed, including 2 replacement warehouses) since the end of the third quarter of fiscal 1995 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 5 percent during the first 36 weeks of fiscal 1996 compared to the first 36 weeks of fiscal 1995, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 5% to $245,608 or 1.87% of net sales in the first 36 weeks of fiscal 1996 from $234,764 or 1.96% of net sales in the first 36 weeks of fiscal 1995. Membership fees include new membership sign-ups at the 16 warehouses opened since the end of the third quarter of fiscal 1995.

    Gross margin (defined as net sales minus merchandise costs) increased 13% to $1,267,108 or 9.64% of net sales in the first 36 weeks of fiscal 1996 from $1,123,157, or 9.36% of net sales in the first 36 weeks of fiscal 1995. The 28 basis point increase in gross margin as a percentage of net sales reflects strong first half physical inventory results and good control over post-holiday-season markdowns, as well as greater purchasing power, expanded use of the Company's depot facilities, improved fresh foods margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first 36 weeks of fiscal 1996 and 1995 each include a $7,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales totaled 8.84% during the first 36 weeks of fiscal 1996 compared to 8.78% during the first 36 weeks of fiscal 1995. Such expenses as a percent of sales at the Company's core warehouse operations showed year-over-year improvement, which was offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $20,158 or 0.15% of net sales during the first 36 weeks of fiscal 1996 compared to $13,774 or 0.11% of net sales during the first 36 weeks of fiscal 1995. The increase in preopening expenses is primarily due to increased remodeling activity, including expanded fresh foods and ancillary operations at existing warehouses, as well as increased expenses related to new warehouse openings.

    The Company recorded a pre-tax provision for warehouse closing costs of $6,000, or $.02 per share on an after-tax basis (fully diluted). The provision includes estimated closing costs for five warehouses closed outright in the third quarter of fiscal 1996 as well as closing costs associated with warehouses which were relocated to new facilities. There were no warehouse closing costs in the first 36 weeks of the prior fiscal year; however, the Company recorded a pre-tax provision for warehouse closing costs of $7,500 or $.02 per share on an after-tax basis (fully diluted) in the fourth quarter of fiscal 1995, primarily reflecting estimated closing costs for certain warehouses which were relocated to new facilities, and the closing of a regional office.

    Interest expense totaled $54,466 in the first 36 weeks of fiscal 1996 compared to $44,366 in the first 36 weeks of fiscal 1995. The increase in interest expense is primarily related to the issuance in June 1995 of $300,000 of 7 1/8% Senior Notes. Interest income and other totaled $5,385 in the first 36 weeks of fiscal 1996 compared to $2,445 in the first 36 weeks of fiscal 1995, with the increase primarily due to improvement in the Mexico joint venture operation.

    The effective income tax rate on earnings in the first 36 weeks of both fiscal 1996 and 1995 was 41.25%.

                        LIQUIDITY AND CAPITAL RESOURCES
                             (DOLLARS IN THOUSANDS)

    EXPANSION PLANS

    PriceCostco's primary capital requirements are for financing the expansion of its United States and Canadian operations and its international ventures (presently Mexico, the United Kingdom and Taiwan). While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, during fiscal 1996 management's intention is to spend approximately $450,000 to $550,000 for its United States and Canadian operations and approximately $50,000 to $75,000 for its international ventures. Capital expenditures are primarily for real estate, construction, remodeling and equipment for warehouses and related operations. A total of approximately $360,000 has been spent during the first 36 weeks of fiscal 1996.

    Expansion plans for the United States and Canada during fiscal 1996 are to open 20 to 23 warehouse clubs, less the relocation of two to three warehouses to larger and better-located facilities and the outright closing of six to seven locations. Through the end of the first 36 weeks, the Company has opened 16 warehouses -- five in the United States (including the relocation of its San Leandro, California warehouse), ten in Canada and one in the United Kingdom -- and closed six warehouses -- in Concord, Colton, Hayward, and Rohnert Park, California; North Haven, Connecticut; and Portsmouth, New Hampshire.

    The Company continues the remodeling and expansion of fresh foods and ancillary operations, and of the total $450,000 to $550,000 capital expenditures planned for operations in the U.S. and Canada, the Company expects to spend approximately $120,000 to $130,000 on these efforts during fiscal 1996. The Company expects that annual spending on remodeling activities will be reduced during fiscal 1997, as much of the current remodel activities will have been completed.

    Expansion will be financed with a combination of cash and cash equivalents, which totaled $80,531 at May 12, 1996; net cash provided by operating activities; short-term borrowings under revolving credit facilities and/or commercial paper facilities; and other financing sources as required.

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 12 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At May 12, 1996, $11,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility.

    In addition, the Company's wholly-owned Eastern Canada subsidiary has a $102,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $61,000 will expire in March 1997 and $41,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At May 12, 1996, $83,000 was outstanding under the Canadian commercial paper program.

    In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. Interest only is payable quarterly at rates based on LIBOR. Proceeds of the loan were used to retire $40,000 outstanding under the Canadian commercial paper program and $100,000 outstanding under the U.S. commercial paper program.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $187,000. The outstanding commitments under these facilities at May 12, 1996 totaled approximately $88,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

    DEBT AND EQUITY OFFERINGS

    On February 21, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500,000 of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of that filing, the Company announced its intention to offer $300,000 of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

    On May 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with an underwritten public offering of 19,500,000 shares of Common Stock. All of the 19,500,000 shares being offered are being sold by a selling stockholder, Fourcar B.V., an indirect subsidiary of Carrefour S.A. Fourcar B.V. has granted the underwriters an option to purchase up to an additional 1,691,301 shares of Common Stock to cover over-allotments, if any. After the offering, and assuming the full exercise of the over-allotment option, Fourcar B.V. will no longer own any shares of Common Stock of PriceCostco. The Company will not receive any proceeds from the shares being offered by the selling stockholder.

    In a May 23, 1996 news release, Carrefour indicated that: "Carrefour wishes to focus on the development of its hypermarket concept on a worldwide basis. This transaction will allow each company to forge their own local partnerships, without conflicts of interest." PriceCostco and Carrefour have begun to overlap one another in certain countries, including Mexico, Korea and Taiwan.

Daniel Bernard, Chief Executive Officer of Carrefour, is also a director of PriceCostco. Mr. Bernard intends to resign from PriceCostco's Board of Directors upon Fourcar's sale of its PriceCostco common stock.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide higher level of supplier accounts payable than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches the current assets needed to operate the business. Working capital (current assets in excess of current liabilities) totaled $77,243 at May 12, 1996 compared to working capital of $9,381 at September 3, 1995.

    Net cash provided by operating activities totaled $239,804 in the first 36 weeks of fiscal 1996 compared to $61,461 in the first 36 weeks of fiscal 1995. The increase in net cash from operating activities is a result of increased net income from continuing operations, higher depreciation and amortization expense, an approximate $50,000 reduction in net merchandise inventories (merchandise inventories less supplier accounts payable) and an increase in accrued and other current liabilities in the first 36 weeks of fiscal 1996 compared to the first 36 weeks of fiscal 1995.

    Net cash used in investing activities totaled $369,396 in the first 36 weeks of fiscal 1996 compared to $314,117 in the first 36 weeks of fiscal 1995. The investing activities primarily related to additions to property and equipment for new and remodeled warehouses of $354,469 and $308,089 in the first 36 weeks of fiscal 1996 and 1995 respectively. The Company opened 16 new warehouses in the first 36 weeks of both fiscal 1996 and 1995; however, 11 of the fiscal 1995 openings were in the first quarter, of which a significant portion of their costs were incurred in the fourth quarter of fiscal 1994. Only four of the fiscal 1996 openings occurred in the first quarter.

    Net cash provided by financing activities totaled $164,291 in the first 36 weeks of fiscal 1996 compared to $261,353 in the first 36 weeks of fiscal 1995. In both periods, the Company utilized its bank lines and commercial paper programs to finance operations and expansion plans. Net proceeds from short-term and long-term borrowings totaled $160,588 in the first 36 weeks of fiscal 1996 compared to $263,458 in the first 36 weeks of fiscal 1995.

    The Company's balance sheet as of May 12, 1996, reflects a $323,174 or 7% increase in total assets since September 3, 1995. The increase is primarily due to a net increase in property and equipment principally related to the Company's remodeling and expansion program.

                          PART II -- OTHER INFORMATION
                             (DOLLARS IN THOUSANDS)

ITEM 1. LEGAL PROCEEDINGS

    On April 6, 1992, Price was served with a complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, Price was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to Price's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In April 1996, the United States Supreme Court denied the Company's petition for review of the Ninth Circuit's decision. The Company believes that this lawsuit is without merit and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

    In May 1996, PriceCostco reached an agreement in principle with the Environmental Protection Agency and the U.S. Department of Justice to settle an enforcement action under the federal Clean Air Act. The action is based on claims that PriceCostco failed to maintain required documentation related to its sale of freon products. Under the terms of the proposed settlement, PriceCostco will agree to pay a civil penalty of $232 and to comply with federal regulations relating to the sale of ozone-depleting substances.

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

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The   following  exhibits  are  included   herein  or  incorporated  by
         reference:

        (10.1) $140 Million Credit Agreement among PriceCostco Nova Scotia Company and Certain Commercial Lending Institutions

         (27)  Financial Data Schedule

         (28)  Report of Independent Public Accountants

    (b)  No reports on Form 8-K were filed for the 12 weeks ended May 12, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

Date: June 5, 1996                                           /s/ James D. Sinegal
                                                ---------------------------------------------
                                                               James D. Sinegal
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: June 5, 1996                                          /s/ Richard A. Galanti
                                                ---------------------------------------------
                                                              Richard A. Galanti
                                                          EXECUTIVE VICE PRESIDENT,
                                                           CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                                     SEPTEMBER 3,
                                                                                                         1995
                                                                                         MAY 12,     -------------
                                                                                          1996
                                                                                      -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.........................................................  $      80,531  $      45,688
  Receivables, net..................................................................        136,690        146,665
  Merchandise inventories...........................................................      1,497,564      1,422,272
  Other current assets..............................................................         83,534         87,694
                                                                                      -------------  -------------
    Total current assets............................................................      1,798,319      1,702,319
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements..........................................      1,245,916      1,143,860
  Buildings and leasehold improvements..............................................      1,380,596      1,215,706
  Equipment and fixtures............................................................        682,950        624,398
  Construction in progress..........................................................         69,410         78,071
                                                                                      -------------  -------------
                                                                                          3,378,872      3,062,035
  Less accumulated depreciation and amortization....................................       (610,389)      (526,442)
                                                                                      -------------  -------------
    Net property and equipment......................................................      2,768,483      2,535,593
                                                                                      -------------  -------------
OTHER ASSETS........................................................................        193,791        199,507
                                                                                      -------------  -------------
                                                                                      $   4,760,593  $   4,437,419
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank checks outstanding, less cash on deposit.....................................  $       3,785  $      12,721
  Short-term borrowings.............................................................         93,523         75,725
  Accounts payable..................................................................      1,190,536      1,233,128
  Accrued salaries and benefits.....................................................        239,226        205,236
  Accrued sales and other taxes.....................................................         90,260         91,843
  Other current liabilities.........................................................        103,746         74,285
                                                                                      -------------  -------------
    Total current liabilities.......................................................      1,721,076      1,692,938
LONG-TERM DEBT......................................................................      1,232,457      1,094,615
DEFERRED INCOME TAXES AND OTHER LIABILITIES.........................................         68,398         68,284
                                                                                      -------------  -------------
    Total liabilities...............................................................      3,021,931      2,855,837
                                                                                      -------------  -------------
MINORITY INTERESTS..................................................................         60,280         50,838
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding..................................................................       --             --
  Common stock $.01 par value; 900,000,000 shares authorized; 195,865,000 and
   195,164,000 shares issued and outstanding........................................          1,959          1,952
  Additional paid-in capital........................................................        311,943        303,989
  Accumulated foreign currency translation..........................................        (74,864)       (52,289)
  Retained earnings.................................................................      1,439,344      1,277,092
                                                                                      -------------  -------------
    Total stockholders' equity......................................................      1,678,382      1,530,744
                                                                                      -------------  -------------
                                                                                      $   4,760,593  $   4,437,419
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            12 WEEKS ENDED                 36 WEEKS ENDED
                                                     ----------------------------  ------------------------------
                                                     MAY 12, 1996    MAY 7, 1995    MAY 12, 1996    MAY 7, 1995
                                                     -------------  -------------  --------------  --------------
REVENUE
  Net sales........................................  $   4,236,207  $   3,824,841  $   13,138,139  $   11,998,719
  Membership fees and other........................         75,281         71,397         245,608         234,764
                                                     -------------  -------------  --------------  --------------
    Total revenue..................................      4,311,488      3,896,238      13,383,747      12,233,483
OPERATING EXPENSES
  Merchandise costs................................      3,829,923      3,476,324      11,871,031      10,875,562
  Selling, general and administrative..............        383,387        345,246       1,161,303       1,053,855
  Preopening expenses..............................          4,738          3,332          20,158          13,774
  Provision for estimated warehouse closing
   costs...........................................          6,000       --                 6,000        --
                                                     -------------  -------------  --------------  --------------
    Operating income...............................         87,440         71,336         325,255         290,292
OTHER INCOME (EXPENSE)
  Interest expense.................................        (19,194)       (16,747)        (54,466)        (44,366)
  Interest income and other........................          2,007          1,068           5,385           2,445
                                                     -------------  -------------  --------------  --------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
 FOR INCOME TAXES..................................         70,253         55,657         276,174         248,371
  Provision for income taxes.......................         28,979         23,042         113,921         102,458
                                                     -------------  -------------  --------------  --------------
INCOME FROM CONTINUING OPERATIONS..................         41,274         32,615         162,253         145,913
DISCONTINUED OPERATIONS:
  Loss on disposal.................................       --             --              --               (83,363)
                                                     -------------  -------------  --------------  --------------
NET INCOME.........................................  $      41,274  $      32,615  $      162,253  $       62,550
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
 -- FULLY DILUTED:
  Continuing operations:...........................  $        0.21  $        0.17  $         0.80  $         0.70
  Discontinued operations:
    Loss on disposal...............................       --             --              --                 (0.37)
                                                     -------------  -------------  --------------  --------------
  Net income.......................................  $        0.21  $        0.17  $         0.80  $         0.33
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
  Shares used in calculation (000's)...............        218,336        196,078         218,145         226,834
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              36 WEEKS ENDED
                                                                                        --------------------------
                                                                                        MAY 12, 1996  MAY 7, 1995
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................................   $  162,253   $     62,550
                                                                                        ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization.....................................................      109,714         94,973
    Loss on disposal of discontinued operations.......................................       --             83,363
    Increase in merchandise inventories...............................................      (79,758)      (217,088)
    Increase (decrease) in accounts payable...........................................      (37,876)        49,743
    Other.............................................................................       85,471        (12,080)
                                                                                        ------------  ------------
      Total adjustments...............................................................       77,551         (1,089)
                                                                                        ------------  ------------
  Net cash provided by operating activities...........................................      239,804         61,461
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.................................................     (354,469)      (308,089)
  Proceeds from the sale of property and equipment....................................        3,363          5,563
  Investment in unconsolidated joint ventures.........................................       (5,000)        (5,610)
  Decrease in short-term investments and restricted cash..............................       --              9,268
  Other...............................................................................      (13,290)       (15,249)
                                                                                        ------------  ------------
    Net cash used in investing activities.............................................     (369,396)      (314,117)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from short-term borrowings.............................................       21,335        263,458
  Decrease in bank checks outstanding, less cash on deposit...........................      (11,670)        (2,291)
  Net proceeds from long-term borrowings..............................................      139,253        --
  Payments on long-term debt and notes payable........................................       (2,100)        (1,470)
  Proceeds from minority interests, net...............................................        9,512        --
  Exercise of stock options, including income tax benefit.............................        7,961          1,656
                                                                                        ------------  ------------
    Net cash provided by financing activities.........................................      164,291        261,353
                                                                                        ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................................          144          1,174
                                                                                        ------------  ------------
  Increase in cash and cash equivalents...............................................       34,843          9,871
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................................       45,688         53,638
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................   $   80,531   $     63,509
                                                                                        ------------  ------------
                                                                                        ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized).............................................   $   39,134   $     33,862
    Income taxes......................................................................      111,201         94,775

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $23,650 and $16,150 higher at May 12, 1996 and September 3, 1995, respectively.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth fiscal quarters.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12- and 36-week periods ended May 12, 1996 and May 7, 1995, reflects the reduction of approximately 23.2 million PriceCostco shares tendered in exchange for an equivalent number of Price Enterprises, Inc. shares as of December 20, 1994. The calculation also eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted, and excluding the third quarter of fiscal 1995), and the 6 3/4% convertible subordinated debentures (fully diluted only and excluding the third quarter of fiscal 1995).

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple option loan facility with a group of 12 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At May 12, 1996, $11,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility.

    In addition, the Company's wholly-owned Eastern Canada subsidiary has a $102,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $61,000 will expire in March 1997 and $41,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At May 12, 1996, $83,000 was outstanding under the Canadian commercial paper program.

    In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. Interest only is payable quarterly at rates based on LIBOR. Proceeds of the loan were used to retire $40,000 outstanding under the Canadian commercial paper program and $100,000 outstanding under the U.S. commercial paper program.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $187,000. The outstanding commitments under these facilities at May 12, 1996 totaled approximately $88,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

    On February 21, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500,000 of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of that filing, the Company announced its intention to offer $300,000 of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

NOTE (3) -- INCOME TAXES
    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income from continuing operations:

                                                                  36 WEEKS ENDED          36 WEEKS ENDED
                                                                   MAY 12, 1996            MAY 7, 1995
                                                              ----------------------  ----------------------
Federal statutory income tax rate...........................  $    96,661      35.00% $    86,930      35.00%
State, foreign and other income taxes, net..................       17,260       6.25%      15,528       6.25%
                                                              -----------  ---------  -----------  ---------
                                                              $   113,921      41.25% $   102,458      41.25%
                                                              -----------  ---------  -----------  ---------
                                                              -----------  ---------  -----------  ---------

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

                               PRICE/COSTCO, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (5) -- SUBSEQUENT EVENT
    On May 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with an underwritten public offering of 19,500,000 shares of Common Stock. All of the 19,500,000 shares being offered are being sold by a selling stockholder, Fourcar B.V., an indirect subsidiary of Carrefour S.A. Fourcar B.V. has granted the underwriters an option to purchase up to an additional 1,691,301 shares of Common Stock to cover over-allotments, if any. After the offering, and assuming the full exercise of the over-allotment option, Fourcar B.V. will no longer own any shares of Common Stock of PriceCostco. The Company will not receive any proceeds from the shares being offered by the selling stockholder.

    In a May 23, 1996 news release, Carrefour indicated that: "Carrefour wishes to focus on the development of its hypermarket concept on a worldwide basis. This transaction will allow each company to forge their own local partnerships, without conflicts of interest." PriceCostco and Carrefour have begun to overlap one another in certain countries, including Mexico, Korea and Taiwan. Daniel Bernard, Chief Executive Officer of Carrefour, is also a director of PriceCostco. Mr. Bernard intends to resign from PriceCostco's Board of Directors upon Fourcar's sale of its PriceCostco common stock.