Form 10-K405
period 1996-09-01
PRICE/COSTCO INC
filed 1996-11-08
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ----------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM             TO             .

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1996, was $3,780,185,250.

    The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 196,576,879.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 1997 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 1996

                                                                              PAGE
                                                                              ----
PART I
Item 1.   Business..........................................................    3
Item 2.   Properties........................................................    7
Item 3.   Legal Proceedings.................................................    8
Item 4.   Submission of Matters to a Vote of Security Holders...............    8
Item 4A.  Executive Officers of the Registrant..............................    9

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................   10
Item 6.   Selected Financial Data...........................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   14
Item 8.   Financial Statements..............................................   19
Item 9.   Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................   19

PART III
Item 10.  Directors and Executive Officers of the Registrant................   19
Item 11.  Executive Compensation............................................   19
Item 12.  Security Ownership of Certain Beneficial Owners and Management....   19
Item 13.  Certain Relationships and Related Transactions....................   20

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..............................................................   20

                                     PART I

ITEM 1--BUSINESS

    Price/Costco, Inc. ("PriceCostco" or the "Company") began operations in 1976 in San Diego, California as The Price Company ("Price"), pioneering the membership warehouse concept. Costco Wholesale Corporation ("Costco") began operations in 1983 in Seattle, Washington with a similar membership warehouse concept. PriceCostco was formed in October 1993 as a result of a merger of Price and Costco--a combination that resulted in a company which had, at that time, over $15 billion in annual sales, more than 200 warehouse clubs in operation and in excess of 40,000 employees throughout the United States and Canada (See "Note 2--Merger of Price and Costco").

    In the second quarter of fiscal 1995, the Company completed the spin-off of Price Enterprises, Inc. ("Price Enterprises"), consisting of PriceCostco's discontinued non-club commercial real estate operations and certain other assets. (See "Note 3--Spin-off of Price Enterprises, Inc. and Discontinued Operations").

GENERAL

    PriceCostco operates membership warehouses based on the concept that offering members very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables PriceCostco to operate profitably at significantly lower gross margins than traditional wholesalers, discount retailers and supermarkets.

    PriceCostco buys virtually all of its merchandise directly from manufacturers for shipment either directly to PriceCostco's selling warehouses or to a consolidation point (depot) where various shipments are combined so as to minimize freight and handling costs. As a result, PriceCostco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses and storage of merchandise in locations off the sales floor. By providing this more cost effective means of distributing goods, PriceCostco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. Individuals shopping for their personal needs are primarily motivated by the cost savings on brand name merchandise. PriceCostco's merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally-branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

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

    PriceCostco's typical warehouse format averages approximately 127,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, PriceCostco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, PriceCostco has been able to limit inventory losses to less than one-half of one percent of net sales--well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are limited primarily to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to PriceCostco.

    PriceCostco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail advertisements to prospective new members. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, PriceCostco's marketing teams personally contact businesses in the area who are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail generally distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word of mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations of prospective wholesale members.

    PriceCostco's warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Because these hours of operation are shorter than those of traditional discount grocery retailers and supermarkets, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Items are not individually price marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide special, larger package sizes and merchandise pre-marked with the item numbers and bar codes.

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

    The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by PriceCostco during fiscal 1996, 1995 and 1994:

                                                       1996         1995         1994
                                                    -----------  -----------  -----------
SUNDRIES (including candy, snack foods, health and
 beauty aids, tobacco, alcoholic beverages, soft
 drinks and cleaning and institutional
 supplies)........................................         32%          32%          32%
FOOD (including dry and fresh foods and
 institutionally packaged foods)..................         32           32           31
HARDLINES (including major appliances, video and
 audio tape, electronics, tools, office supplies,
 furniture and automotive supplies)...............         21           22           22
SOFTLINES (including apparel, domestics, cameras,
 jewelry, housewares, books and small
 appliances)......................................         11           11           12
OTHER (including pharmacy, optical, one-hour
 photo, print shop, and hearing aid)..............          4            3            3
                                                          ---          ---          ---
                                                          100%         100%         100%
                                                          ---          ---          ---
                                                          ---          ---          ---

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

    Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. PriceCostco promotes Business membership through its merchandise selection and its membership marketing programs. Business members generally pay an annual membership fee of $30 for the primary membership card with additional membership cards available for an annual fee of $20.

    Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other selected organizations. Individual members generally pay an annual membership fee of $35, which includes a spouse card.

    As of September 1, 1996, PriceCostco had approximately 3.4 million Business memberships and approximately 7.1 million Gold Star memberships. Members can utilize their memberships at any Price Club or Costco Wholesale location.

LABOR

    As of September 1, 1996, PriceCostco had approximately 53,000 employees, about 50% of which were part time. Substantially all Price Club's 10,000 hourly employees in California, Maryland, New Jersey, New

York and one Price Club warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining hourly Price employees and all employees of Costco are non-union. PriceCostco considers its employee relations to be good.

COMPETITION

    The Company operates in the rapidly changing and highly competitive merchandising industry. When Price pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart and Kmart have become the largest retailers in the United States and have recently expanded into food merchandising. Target has also emerged as a significant retail competitor. Approximately 750 warehouse clubs exist across the U.S. and Canada, including the 247 warehouses operated by the Company in North America; and every major metropolitan area has some, if not several, club operations. Low cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, Petsmart, Toys-R-Us, Circuit City and Barnes & Noble Books, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in stores such as The Sharper Image, while home shopping is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates in Arizona, California and Florida, are capturing an increasingly greater share of the institutional food business from wholesale operators and others; and many supermarkets now offer food lines in bulk sizes and at prices comparable to those offered by the Company. (See "Item--7 Management's Discussion and Analysis of Financial Condition and Results of Operations")

REGULATION

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

ITEM--2 PROPERTIES

WAREHOUSE PROPERTIES

    At September 1, 1996, PriceCostco operated warehouse clubs in 22 states, 9 Canadian provinces and the United Kingdom under the "Price Club" and "Costco Wholesale" names. The following is a summary of owned and leased warehouses by region:

                              NUMBER OF WAREHOUSES

                                                      OWN LAND AND        LEASE LAND AND/OR
                                                        BUILDING              BUILDING             TOTAL
                                                    -----------------  -----------------------     -----
UNITED STATES.....................................            156                    36                192
CANADA............................................             43                    12                 55
UNITED KINGDOM....................................              5                 -                      5
                                                                                     --
                                                              ---                                      ---
    Total.........................................            204                    48                252
                                                                                     --
                                                                                     --
                                                              ---                                      ---
                                                              ---                                      ---

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 1996:

                                                                                                                 TOTAL
                                                                                  OTHER                      WAREHOUSES IN
OPENINGS BY FISCAL YEAR                     UNITED STATES       CANADA        INTERNATIONAL       TOTAL        OPERATION
----------------------------------------  -----------------  -------------  -----------------     -----     ---------------
1991 and prior..........................            120               20            -                 140            140
1992....................................             27                3            -                  30            170
1993....................................             23                7            -                  30            200
1994....................................             12                7                2              21            221
1995....................................              9                8                2              19            240
1996....................................              1               10                1              12            252
1997 (through 12/31/96).................              6            -                -                   6            258
                                                                      --               --
                                                    ---                                               ---
    Total...............................            198               55                5(a)          258
                                                                      --               --
                                                                      --               --
                                                    ---                                               ---
                                                    ---                                               ---

------------------------

(a) As of September 1, 1996, the Company operated (through a 50%-owned joint venture) thirteen warehouses in Mexico (one opened in fiscal 1992, two opened in fiscal 1993, five opened in fiscal 1994, and five opened in fiscal
    1995). These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore its operations are not consolidated in the Company's financial statements.

    The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses and operates various processing and packaging facilities to support ancillary businesses.

DISCONTINUED OPERATIONS - NON-CLUB REAL ESTATE SEGMENT

    As a result of the 1995 spin-off of Price Enterprises, the Company's business now consists primarily of its warehouse club operations in the United States, Canada and the United Kingdom; and the Company has ceased to have any significant real estate activities that are not directly related to its warehouse club business.

ITEM 3--LEGAL PROCEEDINGS

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

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER v. PRICE/ COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM v. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiffs' counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleged violation of certain state and federal laws arising from the spin-off and Exchange Transaction and the merger between Price and Costco. In July 1996, an agreement in principle was reached to resolve the lawsuit. Subject to court approval, the resolution will involve the transfer from Price Enterprises, Inc. to the Company of certain intangible assets, including elimination of certain existing non-compete restrictions and operating agreements and the termination or amendment of certain trademark license and assignment agreements. The cash portion of the settlement will be funded by the Company's director and officer insurance coverage and by Price Enterprises. The Company will contribute no money to the settlement.

    In May 1996, PriceCostco reached an agreement in principle with the Environmental Protection Agency and the U.S. Department of Justice to settle an enforcement action under the Federal Clean Air Act. The action is based on claims that PriceCostco failed to maintain required documentation related to its sale of freon products. Under the terms of the proposed settlement, PriceCostco will agree to pay a civil penalty of $232,000 and to comply with federal regulations relating to the sale of ozone-depleting substances.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 7:30 p.m. on January 29, 1997, at the DoubleTree Paradise Valley Resort in Scottsdale, Arizona. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the names, ages and positions of the executive officers of the registrant.

             NAME               AGE                POSITION WITH COMPANY
------------------------------  ---  --------------------------------------------------
James D. Sinegal                60   President and Chief Executive Officer
Jeffrey H. Brotman              54   Chairman of the Board
Richard D. DiCerchio            53   Executive Vice President, Chief Operating
                                       Officer--Merchandising, Distribution,
                                       Construction and Marketing
Richard A. Galanti              40   Executive Vice President and Chief Financial
                                       Officer
Franz E. Lazarus                49   Executive Vice President--International Operations
David B. Loge                   54   Executive Vice President--Manufacturing and
                                       AncillaryBusinesses
Walter C. Jelinek               44   Executive Vice President, Chief Operating
                                       Officer--Northern Division
Edward B. Maron                 69   Executive Vice President, Chief Operating
                                       Officer--Canadian Division
Joseph P. Portera               43   Executive Vice President, Chief Operating
                                       Officer--Eastern Division
Dennis R. Zook                  47   Executive Vice President, Chief Operating
                                       Officer--Southern Division

    James D. Sinegal has been President, Chief Executive Officer and a director of the Company since October 1993 upon consummation of the Merger of Costco Wholesale Corporation ("Costco") and The Price Company ("Price"). From its inception until 1993, he was President and Chief Operating Officer of Costco and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal is a co-founder of Costco and has been a director of Costco since its inception.

    Jeffrey H. Brotman is a native of the Pacific Northwest and is a 1967 graduate of the University of Washington Law School. Mr. Brotman was a founder and Chairman of the Board of the Company from its inception. Upon the consummation of the Merger, Mr. Brotman became the Vice Chairman, and has served as Chairman since the spin-off on December 21, 1994. Mr. Brotman is a founder of a number of other specialty retail chains. He is a director of Seafirst Bank, Starbucks Corp., the Sweet Factory and Garden Botanika.

    Richard D. DiCerchio has been Executive Vice President, Chief Operating Officer--Merchandising, Distribution, Construction and Marketing and a director of the Company since October 1993 (upon consummation of the Merger) and, until mid-August 1994, also served as Executive Vice President, Chief Operating Officer--Northern Division. He was elected Chief Operating Officer--Western Region of Costco in August 1992 and was elected Executive Vice President and director of Costco in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco. He joined Costco as Vice President, Operations in May 1983.

    Richard A. Galanti has been Executive Vice President and Chief Financial Officer of PriceCostco since the Merger and has been a Director of PriceCostco since January 1995. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco since January 1985, having joined Costco as Vice President--Finance in March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Galanti also currently serves as a director of Hollywood Entertainment Corporation.

    Franz E. Lazarus was named Executive Vice President--International Operations in September, 1995, prior to which he had served as Executive Vice President, Chief Operating Officer-- Northern Division of PriceCostco since August 1994 and Executive Vice President, Chief Operating Officer--Eastern Division since the Merger. He was named Executive Vice President, Chief Operating Officer--East Coast Operations of Costco in August 1992. Mr. Lazarus joined Costco in November 1983 and has held various management positions prior to his current position.

    David B. Loge has been Executive Vice President--Manufacturing and Ancillary Businesses since August 1994. Mr. Loge joined Price as a Director of Price Club Industries in March 1989 and became Vice President of Price and President of Price Club Industries in December 1990. Prior to joining Price, he served as Vice President of Operations of Sundale Beverage in Belmont, California.

    Walter C. ("Craig") Jelinek has been Executive Vice President, Chief Operating Officer--Northern Division since September 1995. He had been Senior Vice President, Operations--Northwest Region since September 1992. From May 1986 to September 1994 he was Vice President, Regional Operations Manager--Los Angeles Region and has held various management positions since joining Costco in April 1984.

    Edward B. Maron has been Executive Vice President, Chief Operating Officer--Canadian Division of PriceCostco since the Merger. He had been Senior Vice President--Canadian Division of Costco since April 1990. He has held various management positions since joining Costco in June 1985.

    Joseph P. Portera has been Executive Vice President, Chief Operating Officer--Eastern Division of PriceCostco since August 1994. He was Senior Vice President, Operations--Northern California Region from October 1993 to August 1994. From August 1991 to October 1993 he was Senior Vice President, Merchandising--Non Foods of Costco, and has held various management positions since joining Costco in April 1984.

    Dennis R. Zook has been Executive Vice President, Chief Operating Officer--Southern Division of PriceCostco since the Merger. He was Executive Vice President of Price since February 1989. Mr. Zook became Vice President of West Coast Operations of Price in October 1988 and has held various management positions since joining Price in October 1981.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Trading in PriceCostco Common Stock commenced on October 22, 1993, and is quoted on The Nasdaq Stock Market's National Market under the symbol "PCCW."

    In June 1996, a public offering was completed whereby 19,500,000 shares of PriceCostco Common Stock (plus an overallotment of 1,691,301 shares) were sold by Fourcar B.V., an indirect subsidiary of Carrefour S.A.. The shares were sold through a group of underwriters at $19.50 per share. As a result of this offering, Fourcar B.V. no longer owns any shares of PriceCostco Common Stock. PriceCostco received no proceeds from the sale of this stock.

    The following table sets forth the high and low sales prices of PriceCostco Common Stock for the period January 1, 1994 through October 31, 1996. The quotations are as reported in published financial sources.

                                                    PRICECOSTCO COMMON
                                                           STOCK
                                                    -------------------
                                                      HIGH       LOW
                                                    --------     ---
Calendar Quarters--1994
  First Quarter...................................   21  5/8    16  7/8
  Second Quarter..................................   18  1/4    13
  Third Quarter...................................   16  1/2    13  3/4
  Fourth Quarter..................................   16  3/4    12  1/2
Calendar Quarters--1995
  First Quarter...................................   15  1/8    12
  Second Quarter..................................   16  5/8    13  5/16
  Third Quarter...................................   19  1/2    16  1/4
  Fourth Quarter..................................   17  3/4    14  3/8
Calendar Quarters--1996
  First Quarter...................................   19  1/2    14  3/4
  Second Quarter..................................   21  5/8    17  1/2
  Third Quarter...................................   22  1/8    19  3/4
  Fourth Quarter (through October 31, 1996).......   22  1/8    19  1/8

    On October 31, 1996, the Company had 8,324 stockholders of record.

                                DIVIDEND POLICY

    PriceCostco does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future. Under its two revolving credit agreements, PriceCostco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6--SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for PriceCostco for the ten fiscal years in the period ended September 1, 1996, giving effect to the Merger using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of PriceCostco for fiscal 1996.

                               PRICE/COSTCO, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        52 WEEKS       53 WEEKS
                                         ENDED          ENDED         52 WEEKS       52 WEEKS       52 WEEKS
                                      SEPTEMBER 1,   SEPTEMBER 3,   ENDED AUGUST   ENDED AUGUST   ENDED AUGUST
                                          1996           1995         28, 1994       29, 1993       30, 1992
                                      ------------   ------------   ------------   ------------   ------------
OPERATING DATA
Revenue
  Net sales.........................  $19,213,866    $17,905,926    $ 16,160,911   $ 15,154,685   $ 13,820,380
  Membership fees and other.........      352,590        341,360         319,732        309,129        276,998
                                      ------------   ------------   ------------   ------------   ------------
  Total revenue.....................   19,566,456     18,247,286      16,480,643     15,463,814     14,097,378
Operating expenses
  Merchandise costs.................   17,345,315     16,225,848      14,662,891     13,751,153     12,565,463
  Selling, General &
    Administrative..................    1,691,187      1,555,588       1,425,549      1,314,660      1,128,898
  Preopening expenses...............       29,231         25,018          24,564         28,172         25,595
  Provision for estimated warehouse
    closing costs...................       10,000          7,500           7,500          5,000          2,000
                                      ------------   ------------   ------------   ------------   ------------
  Operating income..................      490,723        433,332         360,139        364,829        375,422
Other income (expense)
  Interest expense..................      (78,078)       (67,911)        (50,472)       (46,116)       (35,525)
  Interest income and other.........       10,832          2,783          13,888         17,750         28,958
  Provision for merger and
    restructuring expenses..........           --             --        (120,000)            --             --
                                      ------------   ------------   ------------   ------------   ------------
Income from continuing operations
 before provision for income
 taxes..............................      423,477        368,204         203,555        336,463        368,855
Provision for income taxes..........      174,684        150,963          92,657        133,620        145,833
                                      ------------   ------------   ------------   ------------   ------------
Income from continuing operations...      248,793        217,241         110,898        202,843        223,022
Discontinued operations:
    Income (loss), net of tax.......           --             --         (40,766)        20,404         19,385
    Loss on disposal................           --        (83,363)       (182,500)            --             --
  Extraordinary items...............           --             --              --             --             --
                                      ------------   ------------   ------------   ------------   ------------
  Net income (loss).................  $   248,793    $   133,878    $   (112,368)  $    223,247   $    242,407
                                      ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------
Per Share Data--Fully Diluted
  Income from continuing
    operations......................  $      1.22    $      1.05    $       0.51   $       0.92   $       0.98
Discontinued Operations:
    Income (loss), net of tax.......           --             --           (0.19)          0.08           0.08
    Loss on Disposal................           --          (0.37)          (0.83)            --             --
  Extraordinary items...............           --             --              --             --             --
                                      ------------   ------------   ------------   ------------   ------------
  Net income (loss).................  $      1.22    $      0.68    $      (0.51)  $       1.00   $       1.06
                                      ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------
  Shares used in calculation........      218,363        224,079         219,334        240,162        245,090

                                        52 WEEKS       52 WEEKS       53 WEEKS
                                         ENDED          ENDED          ENDED         52 WEEKS       52 WEEKS
                                      SEPTEMBER 1,   SEPTEMBER 2,   SEPTEMBER 3,   ENDED AUGUST   ENDED AUGUST
                                          1991           1990           1989         28, 1988       30, 1987
                                      ------------   ------------   ------------   ------------   ------------
OPERATING DATA
Revenue
  Net sales.........................  $11,813,509    $ 9,346,099    $ 7,844,539    $ 6,042,159    $ 4,606,352
  Membership fees and other.........      228,742        185,144        157,621        125,985         98,201
                                      ------------   ------------   ------------   ------------   ------------
  Total revenue.....................   12,042,251      9,531,243      8,002,160      6,168,144      4,704,553
Operating expenses
  Merchandise costs.................   10,755,823      8,518,951      7,168,907      5,531,626      4,198,768
  Selling, General &
    Administrative..................      934,120        719,446        590,465        458,013        355,178
  Preopening expenses...............       16,289         11,691         11,685          6,509         12,784
  Provision for estimated warehouse
    closing costs...................        1,850          6,000          1,609          4,000             --
                                      ------------   ------------   ------------   ------------   ------------
  Operating income..................      334,169        275,155        229,494        167,996        137,823
Other income (expense)
  Interest expense..................      (26,041)       (18,769)       (24,583)       (20,949)       (13,840)
  Interest income and other.........       33,913         19,239         24,275         22,341         20,936
  Provision for merger and
    restructuring expenses..........           --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------
Income from continuing operations
 before provision for income
 taxes..............................      342,041        275,625        229,186        169,388        144,919
Provision for income taxes..........      134,748        107,899         88,742         67,533         68,019
                                      ------------   ------------   ------------   ------------   ------------
Income from continuing operations...      207,293        167,726        140,444        101,855         76,900
Discontinued operations:
    Income (loss), net of tax.......       11,566          6,854          3,600             --             --
    Loss on disposal................           --             --             --             --             --
  Extraordinary items...............           --             --             --          2,856          1,510
                                      ------------   ------------   ------------   ------------   ------------
  Net income (loss).................  $   218,859    $   174,580    $   144,044    $   104,711    $    78,410
                                      ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------
Per Share Data--Fully Diluted
  Income from continuing
    operations......................  $      0.93    $      0.79    $      0.69    $      0.56    $      0.42
Discontinued Operations:
    Income (loss), net of tax.......         0.05           0.03           0.02             --             --
    Loss on Disposal................           --             --             --             --             --
  Extraordinary items...............           --             --             --           0.02           0.01
                                      ------------   ------------   ------------   ------------   ------------
  Net income (loss).................  $      0.98    $      0.82    $      0.71    $      0.58    $      0.43
                                      ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------
  Shares used in calculation........      234,202        219,532        212,772        181,336        180,887

                               PRICE/COSTCO, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE AND PER SHARE DATA)

                                      SEPTEMBER 1,   SEPTEMBER 3,    AUGUST 28,     AUGUST 29,     AUGUST 30,
                                          1996           1995           1994           1993           1992
                                      ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA
  Working capital (deficit).........  $    56,710    $     9,381    $   (113,009)  $    127,312   $    281,592
  Property and equipment, net.......    2,888,310      2,535,593       2,146,396      1,966,601      1,704,052
  Total assets......................    4,911,861      4,437,419       4,235,659      3,930,799      3,576,543
  Short-term debt...................       59,928         75,725         149,340         23,093             --
  Long-term debt and capital lease
    obligations, net................    1,229,221      1,094,615         795,492        812,576        813,976
  Stockholders' equity (a)(b).......    1,777,798      1,530,744       1,684,960      1,796,728      1,593,943
WAREHOUSES IN OPERATION
  Beginning of year.................          240            221             200            170            140
  Opened............................           20             24              29             37             31
  Closed............................           (8)            (5)             (8)            (7)            (1)
                                      ------------   ------------   ------------   ------------   ------------
  End of Year.......................          252            240             221            200            170
                                      ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------

                                      SEPTEMBER 1,   SEPTEMBER 2,   SEPTEMBER 3,    AUGUST 28,     AUGUST 30,
                                          1991           1990           1989           1988           1987
                                      ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA
  Working capital (deficit).........  $   304,703    $    14,342    $   103,252    $    208,569   $    244,783
  Property and equipment, net.......    1,183,432        935,767        752,912         511,784        411,590
  Total assets......................    2,986,094      2,029,931      1,740,332       1,445,814      1,205,843
  Short-term debt...................           --        139,414        114,000              --             --
  Long-term debt and capital lease
    obligations, net................      500,440        199,506        234,017         327,760        333,503
  Stockholders' equity (a)(b).......    1,429,703        988,458        777,730         585,598        468,045
WAREHOUSES IN OPERATION
  Beginning of year.................          119            104             84              77             47
  Opened............................           23             19             20              10             30
  Closed............................           (2)            (4)            --              (3)            --
                                      ------------   ------------   ------------   ------------   ------------
  End of Year.......................          140            119            104              84             77
                                      ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------

------------------------

(a) In 1989 Price paid to its shareholders a one-time special cash dividend of $74,621 or $1.50 per share of Price Common Stock.

(b) In 1989 stockholders' equity reflects a $20,100 reduction of retained earnings related to conforming Price's accounting for income tax method to Costco's accounting for income tax method as of fiscal 1989.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1996 (52 WEEKS) AND FISCAL 1995 (53 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1996 reflect net income of $248,793, or $1.22 per share (fully diluted), as compared to a fiscal 1995 net income of $133,878, or $.68 per share (fully diluted). The fiscal 1995 results include a non-cash charge of $83,363, or $.37 per share, reflecting the final calculation for the loss on the disposal of the discontinued real estate operations following the completion of the Spin-off of Price Enterprises.

CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1996 was $248,793, or $1.22 per share, compared to income from continuing operations for fiscal 1995 of $217,241, or $1.05 per share.

    Net sales increased 7.3% to $19,213,866 in fiscal 1996 (a 52-week year) from $17,905,926 in fiscal 1995 (a 53-week year). This increase was due to: (i) first year sales at the 20 new warehouses opened during fiscal 1996, which increase was partially offset by eight warehouses closed during fiscal 1996 that were in operation during fiscal 1995; (ii) increased sales at 24 warehouses that were opened in fiscal 1995 and that were in operation for the entire 1996 fiscal year; and (iii) higher sales at existing locations opened prior to fiscal 1995. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at a 5% annual rate in fiscal 1996, compared to a 2% annual rate during fiscal 1995. The improvement in comparable sales levels in fiscal 1996, as compared to fiscal 1995, reflects new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations.

    Membership fees and other revenue increased 3.3% to $352,590, or 1.84% of net sales, in fiscal 1996 from $341,360, or 1.91% of net sales, in fiscal 1995. This increase is primarily due to membership sign-ups at the 20 new warehouses opened in fiscal 1996. Effective with renewals in the United States, subsequent to April 1, 1996, the Company increased the annual membership fee for its Business "Add-on" members from $15 to $20. There are currently approximately 3.4 million Business "Add-on" members.

    Gross margin (defined as net sales minus merchandise costs) increased 11.2% to $1,868,551, or 9.73% of net sales, in fiscal 1996 from $1,680,078, or 9.38%
of net sales, in fiscal 1995. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger, favorable inventory shrink results, the expanded use of the Company's depot facilities, and increased sales penetration of certain higher margin ancillary businesses. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. For fiscal 1996 there was no LIFO charge due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $9,500 LIFO charge, or $.03 per share (fully diluted), in fiscal 1995.

    Selling, general and administrative expenses as a percent of net sales increased to 8.80% during fiscal 1996 from 8.69% during fiscal 1995, primarily reflecting higher expenses associated with international expansion and certain ancillary operations. In addition, as a result of a strong second half performance, the Company achieved its annual profit goals for the 1996 fiscal year, resulting in a year-over-year increase of $11.2 million in the employee bonus accrual, which covers bonuses payable to more than seven hundred management employees participating in the Company's Annual Bonus Plan.

    Preopening expenses totaled $29,231, or 0.15% of net sales, during fiscal 1996 and $25,018, or 0.14% of net sales, during fiscal 1995. During fiscal 1996, the Company opened 20 new warehouses compared to 24 new warehouses during fiscal 1995. Fiscal 1996 preopening expenses also included an increased level of costs associated with remodeling and expanding fresh foods and ancillary operations at existing warehouses.

    The Company recorded a pre-tax provision for warehouse closing costs of $10,000, or $.03 per share, on an after-tax basis (fully diluted). The provision includes estimated closing costs for certain warehouses, which were or will be replaced by new warehouses, the closing of a regional office and additional costs related to warehouse clubs closed in prior years. Warehouse closing costs were $7,500 (pre-tax), or $.02 per share, in fiscal 1995.

    Interest expense totaled $78,078 in fiscal 1996, and $67,911 in fiscal 1995. In both fiscal years, interest expense was incurred as a result of the interest on the three series of outstanding convertible subordinated debentures and interest on borrowings on the Company's bank lines and commercial paper programs. The increase in interest expense is primarily related to higher borrowings and interest rates under the Company's bank lines and commercial paper programs and the issuance of $300,000 in Senior Notes in June 1995.

    Interest income and other totaled $10,832 in fiscal 1996, and $2,783 in fiscal 1995. This increase was primarily due to the Company reflecting a reduction in its share of losses in certain unconsolidated joint ventures (primarily Price Quest) and an increase in income from its joint venture with Price Club Mexico.

    In fiscal 1996 and 1995, the effective income tax rate on income from continuing operations before provision for income taxes was 41.25% and 41.00% respectively.

COMPARISON OF FISCAL 1995 (53 WEEKS) AND FISCAL 1994 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1995 reflect net income of $133,878, or $.68 per share (fully diluted), as compared to a fiscal 1994 net loss of $112,368, or $.51 per share (fully diluted). The fiscal 1995 results include a non-cash charge of $83,363, or $.37 per share, reflecting the final calculation for the loss on the disposal of the discontinued real estate operations following the completion of the Spin-off of Price Enterprises. The fiscal 1994 loss of $112,368 includes the provision for merger and restructuring costs of $120,000 pre-tax ($80,000, or $.36 per share after tax), a provision included in loss from discontinued operations of $80,500 pre-tax ($47,500, or $.22 per share after tax) arising from a change in accounting estimates caused by the Spin-off and Exchange Transaction, and a non-cash charge of $182,500, or $.83 per share, reflecting the estimated loss on disposal of the discontinued non-club real estate operations. The Exchange Transaction was completed on December 20, 1994, and the estimated loss on disposal was adjusted to actual. For a more detailed discussion of the Spin-off and Exchange Transaction, see "Note 3-- Spin-off of Price Enterprises, Inc. and Discontinued Operations."

CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1995 was $217,241, or $1.05 per share, compared to income from continuing operations for fiscal 1994 of $110,898, or $.51 per share. Excluding the $120,000 pre-tax ($80,000 after tax) merger and restructuring charge, income from continuing operations for fiscal 1994 would have been $190,898, or $.87 per share.

    Net sales increased 10.8% to $17,905,926 in fiscal 1995 from $16,160,911 in fiscal 1994. This increase was due to: (i) first year sales at the 24 new warehouses opened during fiscal 1995, which increase was partially offset by 5 warehouses closed during fiscal 1995 that were in operation during fiscal 1994;
(ii) increased sales at 29 warehouses that were opened in 1994 and that were in operation for the entire 1995 fiscal year; (iii) higher sales at existing locations opened prior to fiscal 1994; and (iv) one additional week of sales related to having a 53-week fiscal year. Changes in prices did not materially impact sales levels.

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

    Membership fees and other revenue increased 6.8% to $341,360, or 1.91% of net sales, in fiscal 1995 from $319,732, or 1.98% of net sales, in fiscal 1994. This increase is primarily due to membership sign-ups at the 24 new warehouses opened in fiscal 1995 and one additional week of membership fees related to having a 53-week fiscal year.

    Gross margin (defined as net sales minus merchandise costs) increased 12.2% to $1,680,078, or 9.38% of net sales, in fiscal 1995 from $1,498,020, or 9.27%
of net sales, in fiscal 1994. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the Merger and the expanded use of the Company's depot facilities. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out
(LIFO) method. For fiscal 1995 there was a $9,500 LIFO charge, or $.03 per share (fully diluted), decreasing income after tax due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $2,600 LIFO benefit, or $.01 per share (fully diluted), in fiscal 1994.

    Selling, general and administrative expenses as a percent of net sales improved to 8.69% during fiscal 1995 from 8.82% during fiscal 1994, reflecting lower expense ratios resulting from improved comparable sales increases, as well as the implementation of front-end scanning and automated receiving at certain existing warehouse, partially offset by higher expenses associated with international expansion and certain ancillary operations.

    Preopening expenses totaled $25,018, or 0.14% of net sales, during fiscal 1995 and $24,564, or 0.15% of net sales, during fiscal 1994. During fiscal 1995, the Company opened 24 new warehouses compared to opening 29 new warehouses during fiscal 1994. Fiscal 1995 preopening expenses also included an increased level of costs associated with remodels and expanding fresh foods and ancillary operations at existing warehouses.

    The Company recorded a pre-tax provision for warehouse closing costs of $7,500, or $.02 per share, on an after-tax basis (fully diluted) in fiscal 1995. The provision included estimated closing costs for certain warehouses, which were or will be replaced by new warehouses, the closing of a regional office and additional costs related to warehouse clubs closed in prior years. Warehouse closing costs were also $7,500 (pre-tax), or $.02 per share, in fiscal 1994.

    Interest expense totaled $67,911 in fiscal 1995, and $50,472 in fiscal 1994. In both fiscal years, interest expense was incurred as a result of the interest on the convertible subordinated debentures and interest on borrowings on the Company's bank lines and commercial paper programs. Interest expense in fiscal 1995 also included interest on the $300,000 Senior Notes (as hereafter defined) issued in June, 1995. The increase in interest expense is primarily related to higher borrowings and interest rates under the Company's bank lines and commercial paper programs and the issuance of the Senior Notes.

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

    The $120,000 pre-tax provision for merger and restructuring costs reflected in fiscal 1994 includes direct transaction costs, expenses related to consolidating and restructuring certain functions, the closing of certain facilities and disposal of related properties, severance and employee payouts, write-offs of certain redundant capitalized costs and certain other costs. These costs were provided for in the first quarter of fiscal 1994. For additional information see "Note 2--Merger of Price and Costco" to the consolidated financial statements.

    In both fiscal 1995 and 1994, the effective income tax rate on income from continuing operations before provision for income taxes was 41.0% (excluding the merger and restructuring charges in fiscal 1994).

DISCONTINUED OPERATIONS

    Income from discontinued real estate operations was not included in operating results for periods subsequent to the announcement date (fourth quarter of fiscal 1994) and through the date of disposal (second quarter of fiscal 1995). The fiscal 1994 loss on discontinued real estate operations (net of operating expenses and taxes) included the results of income-producing properties, gains on sale of property, interest income and a provision of $90,200 pre-tax, of which $80,500 pre-tax ($47,500 after tax, or $.22 per share) related to a change in calculating estimated losses for assets which were considered to be economically impaired. This change in accounting estimates resulted from the spin-off of the real estate segment assets into Price Enterprises, and Price Enterprises' decision to pursue business plans and operating strategies as a stand-alone entity which were significantly different than the strategies of the Company.

    Discontinued operations in fiscal 1995 included a non-cash charge of $83,363, or $.37 per share, reflecting the final calculation for the loss on disposal of the discontinued real estate operations. Fiscal 1994 included a charge of $182,500, or $.83 per share, for the estimated loss on the disposal of the discontinued real estate operations. These charges related to the transfer of the Company's commercial real estate operations, together with certain other assets, to Price Enterprises as part of the Exchange Transaction. The Exchange Transaction was completed on December 20, 1994, and the estimated loss on disposal was adjusted to actual. For a more detailed discussion of the Exchange Transaction, see "Note 3-- Spin-off of Price Enterprises, Inc. and Discontinued Operations."

RECENT SALES RESULTS

    PriceCostco's net sales for the nine-week period ended November 3, 1996 were approximately $3,470,000, an increase of 11% from approximately $3,140,000 for the same nine-week period of the prior fiscal year. Comparable warehouse sales (sales in warehouses open for at least a year) increased by 8 percent during the nine-week period.

LIQUIDITY AND CAPITAL RESOURCES
  (DOLLARS IN THOUSANDS)

    The discussion below contains forward-looking statements that involve risks and uncertainties, including those risks and uncertainties detailed in the Company's reports filed with the SEC. Actual results may differ materially.

    PriceCostco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

    In fiscal 1996, cash provided from operations was approximately $426,400. In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. The net proceeds from the term loan were used to repay existing indebtedness incurred under the Company's Canadian and U.S. commercial paper programs. Cash flow from operations and borrowings under the Company's commercial paper programs provided the primary sources of funds for additions to property and equipment for warehouse clubs and related operations of approximately $506,800.

    Expansion plans for the United States and Canada during fiscal 1997 are to open 22 new warehouse clubs, including seven relocations. The Company also expects to continue expansion of its international operations and plans to open one to two additional United Kingdom units through its 60%-owned subsidiary during the second half of fiscal 1997. Other markets are being assessed, particularly in the Pacific Rim, and include the planned opening of a warehouse club in Taiwan in January 1997.

    PriceCostco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April, 1995. See "Note 4--Acquisition of Price Enterprises' Interest in Price Club Mexico" in Notes to Consolidated Financial Statements. As of September 1, 1996, Price Club Mexico operated 13 Price Club warehouses in Mexico.

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $420,000 during fiscal 1997 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $80,000 to $100,000 for international expansion, including the United Kingdom and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $101,955 at September 1, 1996), short-term borrowings under revolving credit facilities and/or commercial paper facilities, and other financing sources as required.

    The Company has a domestic multiple-option loan facility with a group of 12 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At September 1, 1996, no amounts were outstanding under the loan facility or the commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 27, 1997 at substantially the same terms.

    In addition, a wholly-owned Canadian subsidiary has a $102,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $62,000 will expire in March 1997 and $40,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At September 1, 1996, $1,053 was outstanding under the bank credit facility and $59,928 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $62,000 portion of the loan facility expiring in March 1997, at substantially the same terms.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $198,000. The outstanding commitments under these facilities at September 1, 1996 totaled approximately $156,000, including approximately $56,000 in standby letters of credit for workers' compensation requirements.

    On February 21, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500,000 of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of that filing, the Company announced its intention, subject to market conditions, to offer $300,000 of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

    In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. Interest only is payable at rates based on LIBOR. Proceeds of the loan were used to retire $40,000 outstanding under the Canadian commercial paper program and $100,000 outstanding under the U.S. commercial paper program.

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). At September 1, 1996, working capital totaled approximately $57,000 compared to working capital of approximately $9,000 at September 3, 1995. This increase in net working capital is primarily related to an increase in cash and cash equivalents of approximately $56,000, reductions in notes payable of approximately $16,000 as long-term debt proceeds were used to refinance certain short-term borrowings, and increases in owned inventories (inventories less accounts payables) of approximately $91,000, offset by increases in accrued salaries and benefits of approximately $52,000 and increases in other current liabilities of approximately $53,000.

    In fiscal 1995, cash provided from operations was approximately $278,000. These funds, combined with borrowings under the Company's commercial paper program and the proceeds from the $300,000 Senior Notes offering provided the primary sources of funds for additions to property and equipment for warehouse clubs and related operations of $531,000 and other investing activities related primarily to investments in unconsolidated joint ventures of $11,500.

ITEM 8--FINANCIAL STATEMENTS

    Financial statements of PriceCostco are as follows:

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................   23
Consolidated Balance Sheets, as of September 1, 1996 and September 3,
 1995.....................................................................   24
Consolidated Statements of Operations, for the 52 weeks ended September 1,
 1996, the 53
 weeks ended September 3, 1995, and the 52 weeks ended August 28, 1994....   25
Consolidated Statements of Stockholders' Equity, for the 52 weeks ended
 September 1, 1996,
 the 53 weeks ended September 3, 1995 and the 52 weeks ended August 28,
 1994.....................................................................   26
Consolidated Statements of Cash Flows, for the 52 weeks ended September 1,
 1996, the 53 weeks ended September 3, 1995 and the 52 weeks ended August
 28, 1994.................................................................   27
Notes to Consolidated Financial Statements................................   28

ITEM 9--CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the executive officers of the Registrant, see Item--4A "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 29, 1997, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 29, 1997, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 29, 1997 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to PriceCostco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 29, 1997 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report are as follows:

       1.  Financial Statements:

           See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

       2.  Financial Statement Schedules--None.

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

November 7, 1996

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

      By             /s/ JAMES D. SINEGAL         November 7, 1996
 ---------------------------------------------
                James D. Sinegal
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

      By           /s/ JEFFREY H. BROTMAN         November 7, 1996
 ---------------------------------------------
               Jeffrey H. Brotman
             CHAIRMAN OF THE BOARD

      By          /s/ RICHARD D. DICERCHIO        November 7, 1996
 ---------------------------------------------
              Richard D. DiCerchio
   EXECUTIVE VICE PRESIDENT, CHIEF OPERATING
     OFFICER-- MERCHANDISING, DISTRIBUTION,
    CONSTRUCTION AND MARKETING AND DIRECTOR

      By           /s/ RICHARD A. GALANTI         November 7, 1996
 ---------------------------------------------
               Richard A. Galanti
   EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
   OFFICER AND DIRECTOR (PRINCIPAL FINANCIAL
                    OFFICER)

      By            /s/ DAVID S. PETTERSON        November 7, 1996
 ---------------------------------------------
               David S. Petterson
SENIOR VICE PRESIDENT AND CONTROLLER (PRINCIPAL
              ACCOUNTING OFFICER)

      By            /s/ HAMILTON E. JAMES         November 7, 1996
 ---------------------------------------------
               Hamilton E. James
                    DIRECTOR

      By           /s/ RICHARD M. LIBENSON        November 7, 1996
 ---------------------------------------------
              Richard M. Libenson
                    DIRECTOR

      By           /s/ JOHN W. MEISENBACH         November 7, 1996
 ---------------------------------------------
               John W. Meisenbach
                    DIRECTOR

     By          /s/ FREDERICK O. PAULSELL        November 7, 1996
 ---------------------------------------------
             Frederick O. Paulsell
                    DIRECTOR

           By            /s/ JILL S.              November 7, 1996
                  RUCKELSHAUS
 ---------------------------------------------
              Jill S. Ruckelshaus
                    DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Price/Costco, Inc.:

    We have audited the accompanying consolidated balance sheets of Price/Costco, Inc. (a Delaware corporation) and subsidiaries (PriceCostco) as of September 1, 1996 and September 3, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the 52 weeks ended September 1, 1996, the 53 weeks ended September 3, 1995 and the 52 weeks ended August 28, 1994. These financial statements are the responsibility of PriceCostco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PriceCostco as of September 1, 1996 and September 3, 1995, and the results of its operations and its cash flows for the 52 weeks ended September 1, 1996, the 53 weeks ended September 3, 1995, and the 52 weeks ended August 28, 1994 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
October 8, 1996

                               PRICE/COSTCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                              SEPTEMBER 1,    SEPTEMBER 3,
                                                                  1996            1995
                                                              -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents.................................  $    101,955    $     45,688
  Receivables, net..........................................       137,467         146,665
  Merchandise inventories, net..............................     1,500,842       1,422,272
  Other current assets......................................        88,040          87,694
                                                              -------------   -------------
    Total current assets....................................     1,828,304       1,702,319
                                                              -------------   -------------
PROPERTY AND EQUIPMENT
  Land, land rights, and land improvements..................     1,273,811       1,143,860
  Buildings and leasehold improvements......................     1,449,094       1,215,706
  Equipment and fixtures....................................       716,448         624,398
  Construction in progress..................................       104,183          78,071
                                                              -------------   -------------
                                                                 3,543,536       3,062,035
  Less-accumulated depreciation and amortization............      (655,226)       (526,442)
                                                              -------------   -------------
    Net property and equipment..............................     2,888,310       2,535,593
                                                              -------------   -------------
OTHER ASSETS................................................       195,247         199,507
                                                              -------------   -------------
                                                              $  4,911,861    $  4,437,419
                                                              -------------   -------------
                                                              -------------   -------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank checks outstanding...................................  $     22,330    $     12,721
  Notes payable.............................................        59,928          75,725
  Accounts payable..........................................     1,220,426       1,233,128
  Accrued salaries and benefits.............................       256,951         205,236
  Accrued sales and other taxes.............................        84,545          91,843
  Other current liabilities.................................       127,414          74,285
                                                              -------------   -------------
    Total current liabilities...............................     1,771,594       1,692,938
LONG-TERM DEBT..............................................     1,229,221       1,094,615
DEFERRED INCOME TAXES.......................................        56,734          64,293
OTHER LIABILITIES...........................................         4,168           3,991
                                                              -------------   -------------
    Total liabilities.......................................     3,061,717       2,855,837
                                                              -------------   -------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................        72,346          50,838
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares
    authorized; no shares issued and outstanding............            --              --
  Common stock $.01 par value; 900,000,000 shares
    authorized; 196,436,000 and 195,164,000 shares issued
    and outstanding.........................................         1,964           1,952
  Additional paid-in capital................................       321,832         303,989
  Accumulated foreign currency translation..................       (71,883)        (52,289)
  Retained earnings.........................................     1,525,885       1,277,092
                                                              -------------   -------------
  Total stockholders' equity................................     1,777,798       1,530,744
                                                              -------------   -------------
                                                              $  4,911,861    $  4,437,419
                                                              -------------   -------------
                                                              -------------   -------------

      The accompanying notes are an integral part of these balance sheets.

                               PRICE/COSTCO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        52 WEEKS       53 WEEKS       52 WEEKS
                                                                          ENDED          ENDED          ENDED
                                                                      SEPTEMBER 1,   SEPTEMBER 3,    AUGUST 28,
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
REVENUE
  Net sales.........................................................  $  19,213,866  $  17,905,926  $  16,160,911
  Membership fees and other.........................................        352,590        341,360        319,732
                                                                      -------------  -------------  -------------
    Total revenue...................................................     19,566,456     18,247,286     16,480,643
OPERATING EXPENSES
  Merchandise costs.................................................     17,345,315     16,225,848     14,662,891
  Selling, general and administrative...............................      1,691,187      1,555,588      1,425,549
  Preopening expenses...............................................         29,231         25,018         24,564
  Provision for estimated warehouse closing costs...................         10,000          7,500          7,500
                                                                      -------------  -------------  -------------
    Operating income................................................        490,723        433,332        360,139
OTHER INCOME (EXPENSE)
  Interest expense..................................................        (78,078)       (67,911)       (50,472)
  Interest income and other.........................................         10,832          2,783         13,888
  Provision for merger and restructuring expenses...................             --             --       (120,000)
                                                                      -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
 TAXES..............................................................        423,477        368,204        203,555
  Provision for income taxes........................................        174,684        150,963         92,657
                                                                      -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS...................................        248,793        217,241        110,898
DISCONTINUED OPERATIONS:
  Loss, net of tax..................................................             --             --        (40,766)
  Loss on disposal..................................................             --        (83,363)      (182,500)
                                                                      -------------  -------------  -------------
NET INCOME (LOSS)...................................................  $     248,793  $     133,878  $    (112,368)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE--
PRIMARY:
  Continuing operations:............................................  $        1.24  $        1.06  $        0.51
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
FULLY DILUTED:
  Continuing operations:............................................  $        1.22  $        1.05  $        0.51
  Discontinued operations:
    Loss, net of tax................................................             --             --          (0.19)
    Loss on disposal................................................             --          (0.37)         (0.83)
                                                                      -------------  -------------  -------------
  Net income (loss).................................................  $        1.22  $        0.68  $       (0.51)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     FOR THE 52 WEEKS ENDED SEPTEMBER 1, 1996, THE 53 WEEKS ENDED SEPTEMBER 3,
                                  1995 AND THE
                         52 WEEKS ENDED AUGUST 28, 1994
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                                      COMMON STOCK      ADDITIONAL     FOREIGN
                                                  --------------------    PAID-IN      CURRENCY      RETAINED
                                                   SHARES     AMOUNT      CAPITAL    TRANSLATION     EARNINGS       TOTAL
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT AUGUST 29, 1993......................    217,074  $   2,171  $   571,268   $  (32,293)  $  1,255,582  $  1,796,728
  Stock options exercised including income tax
    benefits....................................        748          7       11,376           --             --        11,383
  Shares repurchased............................        (27)        --         (496)          --             --          (496)
  Net loss......................................         --         --           --           --       (112,368)     (112,368)
  Foreign currency translation adjustment.......         --         --           --      (10,287)            --       (10,287)
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT AUGUST 28, 1994......................    217,795      2,178      582,148      (42,580)     1,143,214     1,684,960
  Stock options exercised including income tax
    benefits....................................        593          6        4,071           --             --         4,077
  Shares exchanged..............................    (23,224)      (232)    (282,230)          --             --      (282,462)
  Net income....................................         --         --           --           --        133,878       133,878
  Foreign currency translation adjustment.......         --         --           --       (9,709)            --        (9,709)
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 3, 1995....................    195,164      1,952      303,989      (52,289)     1,277,092     1,530,744
  Stock options exercised including income tax
    benefits....................................      1,272         12       17,843           --             --        17,855
  Net income....................................         --         --           --           --        248,793       248,793
  Foreign currency translation adjustment.......         --         --           --      (19,594)            --       (19,594)
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 1, 1996....................    196,436  $   1,964  $   321,832   $  (71,883)  $  1,525,885  $  1,777,798
                                                  ---------  ---------  -----------  ------------  ------------  ------------
                                                  ---------  ---------  -----------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            52 WEEKS      53 WEEKS     52 WEEKS
                                                                             ENDED         ENDED         ENDED
                                                                          SEPTEMBER 1,  SEPTEMBER 3,  AUGUST 28,
                                                                              1996          1995         1994
                                                                          ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................................................   $  248,793    $  133,878   $  (112,368)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.........................................      161,632       142,022       136,317
  Net (gain) loss on sale of property and equipment and other...........        3,494          (384)        3,282
  Provision for asset impairments.......................................           --            --        90,200
  Loss on disposal of discontinued operations...........................           --        83,363       182,500
  Decrease in deferred income taxes.....................................       (4,520)       (3,559)      (41,623)
  Change in receivables, other current assets, accrued and other current
    liabilities.........................................................      105,156       (81,729)       64,044
  Increase in merchandise inventories...................................      (82,411)     (160,114)     (271,332)
  Increase (decrease) in accounts payable...............................       (8,345)      155,851       205,213
  Other.................................................................        2,560         9,054        (3,013)
  Discontinued operations, net..........................................           --            --        (5,415)
                                                                          ------------  ------------  -----------
    Total adjustments...................................................      177,566       144,504       360,173
                                                                          ------------  ------------  -----------
    Net cash provided by operating activities...........................      426,359       278,382       247,805
                                                                          ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment...................................     (506,782)     (530,638)     (474,553)
  Proceeds from the sale of property and equipment......................        4,665         7,337        15,960
  Investment in unconsolidated joint ventures...........................       (5,312)      (11,487)      (39,795)
  Decrease in short-term investments and restricted cash................           --         9,268        80,848
  Increase in other assets and other, net...............................      (35,820)      (10,932)       (8,416)
  Discontinued operations, net..........................................           --            --       (33,721)
                                                                          ------------  ------------  -----------
  Net cash used in investing activities.................................     (543,249)     (536,452)     (459,677)
                                                                          ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) under short-term credit facilities, net.......      (14,354)      (73,194)      130,344
  Net proceeds from issuance of long-term debt..........................      141,851       299,026        13,805
  Repayments of long-term debt..........................................       (3,270)       (3,194)      (29,937)
  Changes in bank overdraft.............................................        9,835         5,668       (15,477)
  Proceeds from minority interests......................................       21,832        16,603        36,557
  Exercise of stock options, including income tax benefit...............       17,855         4,077        11,383
  Repurchases of common stock...........................................           --            --          (496)
                                                                          ------------  ------------  -----------
  Net cash provided by financing activities.............................      173,749       248,986       146,179
                                                                          ------------  ------------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................         (592)        1,134          (896)
                                                                          ------------  ------------  -----------
  Net increase (decrease) in cash and cash equivalents..................       56,267        (7,950)      (66,589)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.............................       45,688        53,638       120,227
                                                                          ------------  ------------  -----------
CASH AND CASH EQUIVALENTS END OF YEAR...................................   $  101,955    $   45,688   $    53,638
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)..................................   $   65,752    $   75,583   $    50,787
  Income taxes..........................................................   $  163,004    $  165,269   $    97,685

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Price/Costco, Inc., a Delaware corporation, and its subsidiaries ("PriceCostco" or the "Company"). PriceCostco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries ("Price"), and Costco Wholesale Corporation and subsidiaries ("Costco"). All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. As described more fully in "Note 2-- Merger of Price and Costco", on October 21, 1993, Price and Costco became wholly-owned subsidiaries of PriceCostco. Price and Costco primarily operate cash and carry membership warehouses.

    PriceCostco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At September 1, 1996, PriceCostco operated warehouse clubs in 22 states, 9 Canadian provinces and the United kingdom under the "Price Club" and "Costco Wholesale" names. As of September 1, 1996, the Company also operated (through a 50%-owned joint venture) 13 warehouses in Mexico.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    As described more fully in "Note 3--Spin-off of Price Enterprises, Inc. and Discontinued Operations," the Company treated the spin-off of its non-club real estate operations as discontinued operations in the fourth quarter of fiscal 1994.

    FISCAL YEARS

    The Company reports on a 52/53 week fiscal year basis which ends on the Sunday nearest August 31st. Fiscal year 1996 was 52 weeks; fiscal year 1995 was 53 weeks; and fiscal year 1994 was 52 weeks.

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

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,498 at September 1, 1996 and $4,628 at September 3, 1995.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $16,150 at both September 1, 1996, and September 3, 1995, and $6,650 at August 28, 1994.

                                                                    SEPTEMBER 1,  SEPTEMBER 3,
                                                                        1996          1995
                                                                    ------------  ------------
Merchandise inventories consist of:
  United States (primarily LIFO)..................................   $1,216,131    $1,174,067
  Foreign (FIFO)..................................................      284,711       248,205
                                                                    ------------  ------------
    Total.........................................................   $1,500,842    $1,422,272
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth quarters of the Company's fiscal year.

    When required in the normal course of business, the Company enters into agreements securing vendor interests in inventories. At September 1, 1996, substantially no inventory was pledged as security.

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

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized related to continuing operations was approximately $5,612 in fiscal 1996, $3,275 in fiscal 1995, and $5,209 in fiscal 1994. The amount of capitalized interest relating to the discontinued real estate operations for fiscal 1994 was $1,961.

    GOODWILL

    Goodwill, included in other assets, totaled $50,746 at September 1, 1996 and $51,063 at September 3, 1995, resulting from certain previous business combinations and the purchase of Price Enterprises' interest in Price Club Mexico in March 1995. Goodwill is being amortized over 5 to 40 years using the straight-line method. Accumulated amortization was $8,815 at September 1, 1996 and $7,016 at September 3, 1995.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The calculation of net income per common and common equivalent share for each period presented prior to the Merger reflects the issuance of 2.13 shares of PriceCostco Common Stock for each share of Price Common Stock used in such calculation and one share of PriceCostco Common Stock for each share of Costco Common Stock used in such calculation. For fiscal 1996 and 1995, the calculation eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures. For fiscal 1994, the 6 3/4% and 5 1/2% convertible subordinated debentures were not dilutive for either primary or fully diluted purposes. For all periods presented, the 5 3/4% convertible subordinated debentures were not dilutive for either primary or fully diluted purposes. The weighted average number of common and common equivalent shares outstanding for primary and fully diluted share calculations for fiscal 1996, 1995, and 1994 were as follows (in thousands):

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Primary......................................................    205,242    210,962    219,332
Fully diluted................................................    218,363    224,079    219,334

    PREOPENING EXPENSES

    Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other startup operations are expensed as incurred.

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

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     FISCAL 1996 NON-CASH ACTIVITIES

    - None.

     FISCAL 1995 NON-CASH ACTIVITIES

    - During December 1994, the Company exchanged 23,224,028 shares of Price Enterprises common stock valued at $282,462 for an equal number of shares of Price Costco common stock.

    - In February 1995, the Company exchanged 3,775,972 shares of Price Enterprises common stock valued at $45,925 for an interest-bearing note receivable from Price Enterprises.

    - As of August 28, 1994, the net assets of Price Enterprises consisted primarily of the discontinued operations net assets of $377,085 and certain other assets. In connection with the spin-off of Price Enterprises, all of these assets were eliminated from the Company's consolidated balance sheet during fiscal 1995. For additional information see "Note 3--Spin-off of Price Enterprises, Inc. and Discontinued Operations."

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

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 1996 was immaterial to the Company's results of operations or its financial position.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS No. 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. SFAS No. 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed. The Company intends to adopt SFAS No. 121 in fiscal 1997, and has estimated a pre-tax, cumulative non-cash charge relating to the writedown of impaired long-term assets of approximately $65,000.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In November 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 specifies a fair value-based method of accounting for stock-based compensation plans and encourages (but does not require) entities to adopt that method in place of the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has not yet determined which method of accounting will be used or what impact the adoption of the accounting requirements of SFAS No. 123 might have on the Company's results of operations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--MERGER OF PRICE AND COSTCO

    On October 21, 1993, the shareholders of both Price and Costco approved the mergers of Price and Costco into PriceCostco (the "Merger"). PriceCostco was formed to effect the Merger, which qualified as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the Merger were restated as though the companies had been combined. The restated financial statements were adjusted to conform the accounting policies of the separate companies.

    All fees and expenses related to the Merger and to the consolidation and restructuring of the combined companies were expensed as required under the pooling-of-interests accounting method. In the first quarter of fiscal 1994, the Company recorded a provision for merger and restructuring costs of $120,000 pre-tax ($80,000 after tax) related to the Merger.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--MERGER OF PRICE AND COSTCO (CONTINUED)
    Components of the $120,000 provision for merger and restructuring expenses were as follows:

                                                                              AMOUNTS EXPENDED
                                                                    ------------------------------------
                                                                    FISCAL 1994  FISCAL 1995    TOTAL
                                                                    -----------  -----------  ----------
Direct transaction expenses including investment banking, legal,
  accounting, printing, filing and other professional fees........   $  24,548    $      --   $   24,548
Cost of closing eight operating warehouses including property write-downs, severance, future lease costs, and other closing expenses; write-downs of abandoned warehouse projects and
  restructuring of redundant international expansion efforts......      24,948           --       24,948
Costs of consolidating central administrative functions including information systems, accounting, merchandising and human
  resources and costs associated with restructuring regional and warehouse support activities including merchandise re-alignment
  and distribution................................................      30,178        9,300       39,478
Costs of converting management information systems, primarily merchandising, operating, membership, payroll, and sales
  audit...........................................................      13,904        3,969       17,873
Other expenses....................................................       9,224        3,929       13,153
                                                                    -----------  -----------  ----------
  Total...........................................................   $ 102,802    $  17,198   $  120,000
                                                                    -----------  -----------  ----------
                                                                    -----------  -----------  ----------

NOTE 3--SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS

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

    The Exchange Transaction was completed on December 20, 1994, with 23,224,028 shares of PriceCostco Common Stock tendered and exchanged for an equal number of shares of Price Enterprises Common Stock. On February 9, 1995, Price Enterprises purchased from PriceCostco 3,775,972 shares of

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS (CONTINUED)
Price Enterprises Common Stock, constituting all of the remaining shares of Price Enterprises Common Stock held by PriceCostco. Price Enterprises issued to PriceCostco a secured promissory note in the amount of $45,925 due in December 1996 as payment for such shares, based on an average closing sales price $12.1625 of Price Enterprises Common Stock. The price per share of Price Enterprises Common Stock represented the average closing sales price of Price Enterprises Common Stock during the 20 trading days commencing on the sixth trading day following the closing of the Exchange Offer.

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

    The following real estate-related assets were transferred to Price
Enterprises:

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

    In addition, PriceCostco transferred to Price Enterprises 51% of the outstanding capital stock of Price Quest, Inc. ("Price Quest") and Price Global Trading, Inc. ("Price Global"). Price Quest operated the Quest interactive electronic shopping business and provides other services to members. Price Global has the rights to develop membership warehouse club businesses in certain geographical areas specified in the Transfer and Exchange Agreement.

    On or about September 1, 1996, Price Quest discontinued the Quest interactive electronic shopping business in the Company's warehouses, but continues to provide other services to members, including auto referral and travel related services. As a result of the proposed resolution of the shareholder litigation arising from the spin-off and Exchange Transaction (see
Note 10--"Commitments and Contingencies"), PriceCostco would retain no ownership interest in Price Quest or Price Global.

    PriceCostco also transferred to Price Enterprises a 25.5% interest in the Price Club Mexico joint venture. This interest was subsequently acquired from Price Enterprises in fiscal 1995. Price Club Mexico is a joint venture with Controladora Comercial Mexicana, S.A. de CV. operating Price Clubs in Mexico. See "Note 4--Acquisition of Price Enterprises' Interest in Price Club Mexico."

    PriceCostco and Price Enterprises entered into an unsecured revolving credit agreement under which PriceCostco agreed to advance Price Enterprises up to a maximum principal amount of $85,000. All

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS (CONTINUED) amounts have been paid under this agreement and PriceCostco no longer has any obligations to provide financing for Price Enterprises.

    DISCONTINUED OPERATIONS

    Historically, the Company treated non-club real estate investments as a separate reportable business segment. The primary assets generating operating income for the segment were non-club real estate properties, consisting of property owned directly and property owned by real estate joint venture partnerships in which the Company had a controlling interest. Real estate joint ventures related to real estate partnerships that were less than majority owned. In fiscal 1994, the Atlas Note was purchased and the related interest income was included in the non-club real estate segment.

    Additionally, the Warehouse Properties and City Notes transferred to Price Enterprises as of August 28, 1994 were included in the net assets of the discontinued operations as of August 28, 1994, in the accompanying consolidated balance sheet. However, the operating expenses of the Warehouse Properties and the interest income on the City Notes have not been included in the real estate segment operating results because historically these amounts have been included as part of merchandising operations and other income. The operating results and net assets of Price Quest, Price Global and the 25.5% interest in the Price Club Mexico joint venture transferred to Price Enterprises are included in continuing operations because they were not related to the discontinued real estate operations.

    LOSS FROM DISCONTINUED OPERATIONS

    Components of the loss from discontinued operations for fiscal 1994, prior to the effective date of the Exchange Transaction, were as follows:

                                                                                       1994
                                                                                    ----------
Real estate rentals...............................................................  $   29,753
Operating expenses................................................................     (17,158)
Gains on sale of non-club real estate properties..................................       6,135
Provision for asset impairments (including a change in estimate related to the
  Exchange Transaction)...........................................................     (90,200)
                                                                                    ----------
  Operating loss..................................................................     (71,470)
Interest income...................................................................       2,319
Income tax benefit................................................................     (28,385)
                                                                                    ----------
  Net loss........................................................................  $  (40,766)
                                                                                    ----------
                                                                                    ----------

    PROVISION FOR ASSET IMPAIRMENTS

    The loss on discontinued real estate operations includes a provision of $90,200 of which $80,500 ($47,500 after tax) relates to a change in calculating estimated losses for assets which are economically impaired. This change in accounting estimates results from the spin-off of the real estate segment assets into Price Enterprises and Price Enterprises' decision to pursue business plans and operating strategies as a stand-alone entity which are significantly different than the previous strategies of the Company. Price

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS (CONTINUED)
Enterprises' management believes that as a separate operating business it will not have the same access to capital as the Company or generate internal funds from operations to the same extent as the Company.

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

NOTE 4--ACQUISITION OF PRICE ENTERPRISES' INTEREST IN PRICE CLUB MEXICO

    In April 1995, the Company purchased Price Enterprises' 25.5% interest in Price Club Mexico for $30,500. The purchase price was paid by a partial offset of the $45,925 secured promissory note owed to

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--ACQUISITION OF PRICE ENTERPRISES' INTEREST IN PRICE CLUB MEXICO (CONTINUED)
PriceCostco by Price Enterprises (see "Note 1--Summary of Significant Accounting Policies"). As a result of the purchase, the Company owns a 50% interest in the Price Club Mexico joint venture. Controladora Comercial Mexicana owns the other 50% interest in the Price Club Mexico joint venture. In January 1995, PriceCostco assumed management responsibility over operations, merchandising and site acquisitions for Price Club Mexico.

NOTE 5--DEBT

    SHORT-TERM BORROWINGS

    The Company has a domestic, multiple-option loan facility with a group of 12 banks which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At September 1, 1996, no amounts were outstanding under the loan facility or the commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 27, 1997, at substantially the same terms. The Company is required to maintain certain financial covenants, among other restrictions. The Company was in compliance with all requirements as of September 1, 1996.

    In addition, a wholly-owned Canadian subsidiary has a $102,000 commercial paper program supported by a bank credit facility with three Canadian banks of which $62,000 will expire in March 1997 and $40,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At September 1, 1996, $1,053 was outstanding under the bank credit facility and $59,928 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $62,000 portion of the loan facility expiring in March 1997, at substantially the same terms.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--DEBT (CONTINUED)
    The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 1996, 1995, and 1994:

                                          MAXIMUM AMOUNT    AVERAGE AMOUNT   WEIGHTED AVERAGE
                                            OUTSTANDING       OUTSTANDING      INTEREST RATE
CATEGORY OF AGGREGATE SHORT-TERM            DURING THE        DURING THE        DURING THE
BORROWINGS                                    PERIOD            PERIOD            PERIOD
---------------------------------------  -----------------  ---------------  -----------------
PERIOD ENDED SEPTEMBER 1, 1996
Bank borrowings:
  U.S..................................     $        --       $        --               --%
  Canadian.............................          32,904             6,795             5.99
Commercial Paper:
  U.S..................................         198,000            55,239             5.71
  Canadian.............................         102,368            69,775             5.40

PERIOD ENDED SEPTEMBER 3, 1995
Bank borrowings:
  U.S..................................     $        --       $        --               --%
  Canadian.............................           9,374             1,776             8.04
Commercial Paper:
  U.S..................................         468,000           215,683             5.75
  Canadian.............................          23,760             3,912             5.56

PERIOD ENDED AUGUST 28, 1994
Bank borrowings:
  U.S..................................     $   142,000       $    16,786             3.46%
  Canadian.............................          25,369             8,072             6.47
Commercial Paper:
  U.S..................................         149,340            35,655             3.92

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $198,000. The outstanding commitments under these facilities at September 1, 1996 totaled approximately $156,000, including approximately $56,000 in standby letters for workers' compensation requirements.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--DEBT (CONTINUED)
    LONG-TERM DEBT

    Long-term debt at September 1, 1996 and September 3, 1995 consists of:

                                                                        1996          1995
                                                                    ------------  ------------
5 3/4% Convertible subordinated debentures due May 2002...........  $    300,000  $    300,000
6 3/4% Convertible subordinated debentures due March 2001.........       285,079       285,079
5 1/2% Convertible subordinated debentures due February 2012......       179,338       179,338
7 1/8% Senior Notes due June 2005.................................       300,000       300,000
Unsecured note payable to banks due April 2001....................       140,000            --
Notes payable secured by trust deeds on real estate...............        21,956        27,377
Banker's Acceptances and other....................................        12,247         8,021
                                                                    ------------  ------------
                                                                       1,238,620     1,099,815
Less current portion (included in other current liabilities)......         9,399         5,200
                                                                    ------------  ------------
  Total long-term debt............................................  $  1,229,221  $  1,094,615
                                                                    ------------  ------------
                                                                    ------------  ------------

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

    The 5 1/2% convertible subordinated debentures are convertible into shares of PriceCostco common stock at a conversion price of $23.77 per share, subject to adjustment in certain events. The debentures provide for payments to an annual sinking fund in the amount of 5% of the original principal amount ($10,000), commencing February 1998, calculated to retire 70% of the principal amount prior to maturity. During fiscal 1990, the Company repurchased debentures with a face value of $20,597 and will apply this purchase to the initial sinking fund payments. Interest is payable semiannually on February 28 and August 31.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--DEBT (CONTINUED)
    The 7 1/8% Senior Notes were issued on June 7, 1995. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain limitations on the Company's and certain subsidiaries' ability to create liens securing indebtedness and to enter into certain sale leaseback transactions.

    In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. Interest only is payable quarterly at rates based on LIBOR. Proceeds of the loan were used to retire $40,000 outstanding under the Canadian commercial paper program and $100,000 outstanding under the U.S. commercial paper program.

    On February 21, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500,000 of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of that filing, the Company announced its intention, subject to market conditions, to offer $300,000 of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

    At September 1, 1996, the fair values of the 5 3/4%, 6 3/4% and 5 1/2% convertible subordinated debentures, based on current market quotes, were approximately $275,000, $297,000, and $184,000 respectively. Early retirement of these debentures would result in the Company paying a call premium. The fair value of the 7 1/8% Senior Notes, based on market quotes on September 1, 1996, was approximately $286,000. The Senior Notes are not redeemable prior to maturity.

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

1997..........................  $       9,399
1998..........................          3,480
1999..........................          2,501
2000..........................          1,922
2001..........................        427,199
Thereafter....................        794,119
                                -------------
  Total.......................  $   1,238,620
                                -------------
                                -------------

NOTE 6--LEASES

    The Company leases land and/or warehouse buildings at 48 warehouses open at September 1, 1996 and certain other office and distribution facilities under operating leases with remaining terms ranging from 2 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. Additionally, the Company leases certain equipment and fixtures under short-term operating leases which permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--LEASES (CONTINUED)
    Aggregate rental expense for fiscal 1996, 1995, and 1994 was $55,686, $53,600, and $44,900, respectively. Future minimum payments during the next five fiscal years and thereafter under noncancelable leases with terms in excess of one year, at September 1, 1996, were as follows:

1997..........................  $      52,341
1998..........................         49,500
1999..........................         46,424
2000..........................         45,708
2001..........................         45,813
Thereafter....................        479,840
                                -------------
  Total minimum payments......  $     719,626
                                -------------
                                -------------

NOTE 7--STOCK OPTIONS AND WARRANTS

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

    The PriceCostco 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 10 million shares of the Company's common stock pursuant to the exercise of stock options or up to 1,666,666 shares through stock grants.

    Stock option transactions relating to the Old and New Stock Option Plans are summarized below:

                                                              STOCK OPTIONS      RANGE OF
                                                                   (IN           EXERCISE
                                                               THOUSANDS)    PRICE PER SHARE
                                                              -------------  ----------------
Under option at August 29, 1993.............................       12,904     $   .17 - 40.17
  Granted...................................................        3,320       14.00 - 19.00
  Exercised.................................................         (748)       1.46 - 19.00
  Cancelled.................................................         (785)       5.67 - 40.17
                                                                   ------
Under option at August 28, 1994.............................       14,691         .17 - 40.17
  Granted...................................................        3,516       12.50 - 19.00
  Exercised.................................................         (595)        .17 - 17.49
  Cancelled.................................................       (1,649)      11.33 - 40.17
                                                                   ------
Under option at September 3, 1995...........................       15,963        2.75 - 40.17
  Granted...................................................        2,645       15.25 - 19.75
  Exercised.................................................       (1,278)       3.33 - 20.54
  Cancelled.................................................         (358)      12.50 - 40.17
                                                                   ------
Under option at September 1, 1996...........................       16,972        2.75 - 40.17
                                                                   ------
                                                                   ------
Options exercisable at September 1, 1996....................        8,996
                                                                   ------
                                                                   ------

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--STOCK OPTIONS AND WARRANTS (CONTINUED)
    A foreign subsidiary of the Company has a separate stock option plan whereby employees of the subsidiary receive stock option grants of subsidiary stock. At September 1, 1996, stock option grants were approximately 1% of the subsidiary's outstanding shares.

    In 1986 and 1987, Price granted warrants to purchase a total of 1,065,000 shares of common stock at $17.37 per share to a joint venture partner. The warrants granted in 1987 vested over a five year period from the date of issuance and were exercisable up to eight years and one month from the grant date. A total of 532,500 warrants have been exercised. The remaining 532,500 warrants were cancelled during fiscal 1995.

NOTE 8--RETIREMENT PLANS

    On January 1, 1995, the Company amended and restated The Price Company Retirement Plan, The Price Company 401(k) Plan and the Costco Wholesale 401(k) Plan into the PriceCostco 401(k) Retirement Plan. This new plan is available to all U.S. employees who have one year or more of service, except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each participant a contribution based on salary and years of service. The Company has a defined contribution plan for Canadian Price, Canadian Costco and United Kingdom Costco employees and contributes a percentage of each employee's salary.

    California union employees participate in a defined benefit plan sponsored by its union. The Company makes contributions based upon its union agreement. In June 1995, the Company also established a 401(k) plan for the California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first two hundred fifty dollars of employee contributions.

    Amounts expensed under these plans were $51,996, $37,298, and $27,859 for fiscal 1996, 1995, and 1994, respectively. The Company has defined contribution 401(k) and retirement plans only and thus has no liability for postretirement benefit obligations under the Financial Accounting Standards Board Statement No. 106 "Employer's Accounting for Postretirement Benefits Other than Pensions."

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--INCOME TAXES

    The provisions for income taxes from continuing operations for fiscal 1996, 1995, and 1994 are as follows:

                                                        1996            1995             1994
                                                    -------------   -------------   --------------
Federal:
  Current.........................................  $     131,978   $     102,481   $       64,721
  Deferred........................................         (4,515)         (4,445)          (5,920)
                                                    -------------   -------------          -------
    Total federal.................................        127,463          98,036           58,801
                                                    -------------   -------------          -------
State:
  Current.........................................         27,926          23,009           15,402
  Deferred........................................           (976)             51             (963)
                                                    -------------   -------------          -------
    Total state...................................         26,950          23,060           14,439
                                                    -------------   -------------          -------
Foreign:
  Current.........................................         20,882          29,051           18,211
  Deferred........................................           (611)            816            1,206
                                                    -------------   -------------          -------
    Total foreign.................................         20,271          29,867           19,417
                                                    -------------   -------------          -------
Total provision for income taxes..................  $     174,684   $     150,963   $       92,657
                                                    -------------   -------------          -------
                                                    -------------   -------------          -------

    A reconciliation between the statutory tax rate and the effective rate from continuing operations for fiscal 1996, 1995, and 1994 is as follows:

                                                            1996                     1995                     1994
                                                    --------------------     --------------------     --------------------
Federal taxes at statutory rate...................  $ 148,217       35.00%   $ 128,871       35.0%    $  71,244       35.0%
State taxes, net..................................     17,786        4.20       15,465        4.2         8,753        4.3
Foreign taxes, net................................      4,658        1.10        4,471        1.2         1,074        0.5
Other.............................................      4,023           .95      2,156        0.6         2,386        1.2
Tax effect of merger-related expenses.............         --         --            --         --         9,200        4.5
                                                    ---------   --------     ---------   --------     ---------   --------
Provision at effective tax rate...................  $ 174,684       41.25%   $ 150,963       41.0%    $  92,657       45.5%
                                                    ---------   --------     ---------   --------     ---------   --------
                                                    ---------   --------     ---------   --------     ---------   --------

    The components of the deferred tax assets and liabilities related to continuing operations are as follows:

                                               SEPTEMBER 1,    SEPTEMBER 3,
                                                   1996            1995
                                               -------------   -------------
Accrued liabilities..........................  $     64,809    $     71,109
Other........................................        12,402           7,113
                                               -------------   -------------
    Total deferred tax assets................        77,211          78,222
                                               -------------   -------------
Property and equipment.......................        53,590          65,350
Merchandise inventories......................        21,683          17,903
Other........................................         3,220           2,353
                                               -------------   -------------
    Total deferred tax liabilities...........        78,493          85,606
                                               -------------   -------------
    Net deferred tax liabilities.............  $      1,282    $      7,384
                                               -------------   -------------
                                               -------------   -------------

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The net deferred tax liabilities at September 1, 1996 and September 3, 1995 include current deferred income tax assets of $55,452 and $56,909, respectively, and non-current deferred income tax liabilities of $56,734 and $64,293, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

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

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER V. PRICE/ COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiff's counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleged violation of certain state and federal laws arising from the spin-off and Exchange Transaction and the merger between Price and Costco. In July 1996, an agreement in principle was reached to resolve the lawsuit. Subject to court approval, the resolution will involve the transfer from Price Enterprises, Inc. to the Company of certain intangible assets, including elimination of certain existing non-compete restrictions and operating agreements and termination or amendment of certain trademark license and assignment agreements. The cash portion of the settlement will be funded by the Company's director and officer insurance coverage and by Price Enterprises. The Company will contribute no money to the settlement.

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

                               PRICE/COSTCO, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--GEOGRAPHIC INFORMATION

    The following table indicates the relative amounts of total revenue, operating income and identifiable assets for the Company during fiscal 1996, 1995 and 1994:

                                                        1996           1995           1994
                                                    ------------   ------------   -------------
Total revenue:
  United States...................................  $ 15,709,258   $ 14,967,611   $  13,770,316
  Foreign.........................................     3,857,198      3,279,675       2,710,327
                                                    ------------   ------------   -------------
                                                    $ 19,566,456   $ 18,247,286   $  16,480,643
                                                    ------------   ------------   -------------
                                                    ------------   ------------   -------------
Operating income:
  United States...................................  $    419,074   $    357,463   $     298,303
  Foreign.........................................        71,649         75,869          61,836
                                                    ------------   ------------   -------------
                                                    $    490,723   $    433,332   $     360,139
                                                    ------------   ------------   -------------
                                                    ------------   ------------   -------------


                                                    SEPTEMBER 1,   SEPTEMBER 3,
                                                        1996           1995
                                                    ------------   ------------
Identifiable assets:
  United States...................................  $  3,885,726   $  3,508,325
  Foreign.........................................     1,026,135        929,094
                                                    ------------   ------------
                                                    $  4,911,861   $  4,437,419
                                                    ------------   ------------
                                                    ------------   ------------

NOTE 12--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 1996 and 1995.

    Shares used in the earnings per share calculation fluctuate by quarter depending primarily upon whether convertible subordinated debentures are dilutive during the respective period.

                               PRICECOSTCO, INC.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          52 WEEKS ENDED SEPTEMBER 1, 1996
                                                    ----------------------------------------------------------------------------
                                                                       SECOND                         FOURTH
                                                    FIRST QUARTER    QUARTER 12    THIRD QUARTER    QUARTER 16         TOTAL
                                                      12 WEEKS         WEEKS         12 WEEKS          WEEKS         52 WEEKS
                                                    -------------   ------------   -------------   -------------   -------------
REVENUE
  Net sales.......................................  $  4,295,862    $ 4,606,070    $  4,236,207    $  6,075,727    $  19,213,866
  Membership fees and other.......................        87,702         82,625          75,281         106,982          352,590
                                                    -------------   ------------   -------------   -------------   -------------
    Total revenue.................................     4,383,564      4,688,695       4,311,488       6,182,709       19,566,456
OPERATING EXPENSES
  Merchandise costs...............................     3,887,116      4,153,992       3,829,923       5,474,284       17,345,315
  Selling, general and administrative expenses....       385,973        391,943         383,387         529,884        1,691,187
  Preopening expenses.............................         9,450          5,970           4,738           9,073           29,231
  Provision for estimated warehouse closing
    costs.........................................            --             --           6,000           4,000           10,000
                                                    -------------   ------------   -------------   -------------   -------------
    Operating income..............................       101,025        136,790          87,440         165,468          490,723
OTHER INCOME (EXPENSE)
  Interest expense................................       (17,771)       (17,501)        (19,194)        (23,612)         (78,078)
  Interest income and other.......................         1,091          2,287           2,007           5,447           10,832
                                                    -------------   ------------   -------------   -------------   -------------
INCOME BEFORE PROVISION FOR INCOME TAXES..........        84,345        121,576          70,253         147,303          423,477
  Provision for income taxes......................        34,792         50,150          28,979          60,763          174,684
                                                    -------------   ------------   -------------   -------------   -------------
NET INCOME........................................  $     49,553    $    71,426    $     41,274    $     86,540    $     248,793
                                                    -------------   ------------   -------------   -------------   -------------
                                                    -------------   ------------   -------------   -------------   -------------
NET INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE-- FULLY DILUTED
  Net Income......................................  $       0.25    $      0.35    $       0.21    $       0.42    $        1.22
                                                    -------------   ------------   -------------   -------------   -------------
                                                    -------------   ------------   -------------   -------------   -------------
  Shares used in calculation......................       217,311        224,737         218,336         219,084          218,363
                                                    -------------   ------------   -------------   -------------   -------------
                                                    -------------   ------------   -------------   -------------   -------------

                               PRICECOSTCO, INC.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         53 WEEKS ENDED SEPTEMBER 3, 1995
                                                    ---------------------------------------------------------------------------
                                                       FIRST          SECOND                         FOURTH
                                                     QUARTER 12     QUARTER 12    THIRD QUARTER    QUARTER 17         TOTAL
                                                       WEEKS          WEEKS         12 WEEKS          WEEKS         53 WEEKS
                                                    ------------   ------------   -------------   -------------   -------------
REVENUE
  Net sales.......................................  $ 3,943,718    $ 4,230,160    $  3,824,841    $  5,907,207    $  17,905,926
  Membership fees and other.......................       86,205         77,162          71,397         106,596          341,360
                                                    ------------   ------------   -------------   -------------   -------------
    Total revenue.................................    4,029,923      4,307,322       3,896,238       6,013,803       18,247,286
OPERATING EXPENSES
  Merchandise costs...............................    3,577,444      3,821,794       3,476,324       5,350,286       16,225,848
  Selling, general and administrative expenses....      350,178        358,431         345,246         501,733        1,555,588
  Preopening expenses.............................        6,991          3,451           3,332          11,244           25,018
  Provision for estimated warehouse closing
    costs.........................................           --             --              --           7,500            7,500
                                                    ------------   ------------   -------------   -------------   -------------
    Operating income..............................       95,310        123,646          71,336         143,040          433,332
OTHER INCOME (EXPENSE)
  Interest expense................................      (14,139)       (13,480)        (16,747)        (23,545)         (67,911)
  Interest income and other.......................        1,079            298           1,068             338            2,783
                                                    ------------   ------------   -------------   -------------   -------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES................................       82,250        110,464          55,657         119,833          368,204
  Provision for income taxes......................       33,723         45,693          23,042          48,505          150,963
                                                    ------------   ------------   -------------   -------------   -------------
INCOME FROM CONTINUING OPERATIONS.................       48,527         64,771          32,615          71,328          217,241
DISCONTINUED OPERATIONS:
  Loss on disposal................................           --        (83,363)             --              --          (83,363)
                                                    ------------   ------------   -------------   -------------   -------------
    NET INCOME (LOSS).............................  $    48,527    $   (18,592)   $     32,615    $     71,328    $     133,878
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
  SHARE--FULLY DILUTED:
  Continuing operations...........................  $      0.22    $      0.31    $       0.17    $       0.35    $        1.05
  Discontinued operations:
    Loss on disposal..............................           --          (0.37)             --              --            (0.37)
                                                    ------------   ------------   -------------   -------------   -------------
  Net Income (loss)...............................  $      0.22    $     (0.06)   $       0.17    $       0.35    $        0.68
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------
  Shares used in calculation......................      239,757        224,685         196,078         217,203          224,079
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------

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

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   2(a)      Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc. (13)
   3(a)      Restated Certificate of Incorporation of Price/Costco, Inc. (4)
   3(b)      Bylaws of Price/Costco, Inc. (9)
  4(a)(1)    5 1/2% Convertible Subordinated Debenture. (1)
  4(a)(2)    Indenture by and between Price and First Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated Debentures. (1)
  4(a)(3)    Supplemental Indenture dated as of October 21, 1993 by and among Price, PriceCostco and First
             Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated
             Debentures. (7)
  4(a)(4)    Supplemental Indenture dated as of October 22, 1993 by and among Price, PriceCostco and First
             Interstate Bank of California, as Trustee, with respect to the 5 1/2% Convertible Subordinated
             Debentures. (7)
  4(b)(1)    6 3/4% Convertible Subordinated Debenture (2)
  4(b)(2)    Indenture by and between Price and First Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated Debentures (2)
  4(b)(3)    Supplemental Indenture dated as of October 21, 1993 by and among Price, PriceCostco and First
             Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated
             Debentures (7)
  4(b)(4)    Supplemental Indenture dated as of October 22, 1993 by and among Price, PriceCostco and First
             Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated
             Debentures (7)
  4(b)(5)    Supplemental Indenture dated as of March 12, 1996 by and among Price, PriceCostco and First
             Interstate Bank of California, as Trustee, with respect to the 6 3/4% Convertible Subordinated
             Debentures
  4(c)(1)    5 3/4% Convertible Subordinated Debenture (5)
  4(c)(2)    Indenture dated as of May 15, 1992 between Costco and First Trust National Association, as Trustee
             (5)
  4(c)(3)    First Supplemental Indenture dated as of October 21, 1993 between Costco, PriceCostco and First Trust
             National Association, as Trustee (8)
  4(d)(1)    7 1/8% Senior Notes and Indentures (12)
  4(d)(2)    Form of Indenture between Price/Costco, Inc. and American National Association, as Trustee (12)
   4(e)      Price/Costco, Inc. Stock Certificate (4)
 10(a)(1)    The Price/Costco, Inc. 1993 Combined Stock Grant and Stock Option Plan (4)
 10(a)(2)    Amendments to Stock Option Plans
   10(b)     Indemnification Agreement (13)
   10(c)     Special Severance Agreement (11)
 10(j)(5)    Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de
             C.V. to form a Corporate Joint Venture (7)
 10(j)(6)    Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and
             Controladora Comercial Mexicana S.A. de C.V. dated March, 1995
 10(z)(1)    A $250,000 Short-Term Revolving Credit Agreement among Price/Costco, Inc. and a group of twelve banks dated January 31, 1994 (11)
 10(z)(2)    A $250,000 Extended Revolving Credit Agreement among Price/Costco, Inc. and a group of twelve banks, dated January 31, 1994 (11)

 10(z)(3)    A $140,000 Credit Agreement, dated as of April 11, 1996, among Price/Costco Nova Scotia Company, certain financial institutions and Canadian Imperial Bank of Commerce
   12.1      Statements re computation of ratios
   23.1      Consent of Arthur Andersen LLP
   27.1      Financial Data Schedule

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

(5) Incorporated by reference to Costco's Registration Statement on Form S-3 (File No. 33-47750) filed May 22, 1992

(6) Incorporated by reference to Schedule 13E-4 of The Price Company and Price/Costco, Inc. filed November 4, 1993

(7) Incorporated by reference to the exhibits filed as part of Amendment No. 1 to the Registration Statement on Form 8-A of The Price Company

(8) Incorporated by reference to the exhibits filed as part of Amendment No. 2 to the Registration Statement on Form 8-A of Costco

(9) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K/A of Price/ Costco, Inc. for the fiscal year ended August 29, 1993

(10) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price Enterprises, Inc. (File No. 33-55481) filed on September 15, 1994

(11) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/ Costco, Inc. for the 12 weeks ended February 13, 1994

(12) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-3 of Price/Costco, Inc. (File No. 33-59403) filed on May 17, 1995.

(13) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended August 28, 1994.