Form 10-Q
period 1996-11-24
PRICE/COSTCO INC
filed 1996-12-20
CIK 909832

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

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 24, 1996

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-20355

                               PRICE/COSTCO, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE               33-0572969
      (State or other        (I.R.S. Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

                                 999 LAKE DRIVE
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive office)

                                 (206) 313-8100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

    The registrant had 196,773,068 common shares, par value $.01, outstanding at November 30, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PRICE/COSTCO, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             ---------
ITEM 1--FINANCIAL STATEMENTS...............................................................................      3

  Condensed Consolidated Balance Sheets....................................................................      9

  Condensed Consolidated Statements of Operations..........................................................     10

  Condensed Consolidated Statements of Cash Flows..........................................................     11

  Notes to Condensed Consolidated Financial Statements.....................................................     12

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............      3

                                              PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS..................................................................................      7

ITEM 2--CHANGES IN SECURITIES..............................................................................      7

ITEM 3--DEFAULTS UPON SENIOR SECURITIES....................................................................      8

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................      8

ITEM 5--OTHER INFORMATION..................................................................................      8

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...................................................................      8

  Exhibit (27) Financial Data Schedule

  Exhibit (28) Report of Independent Public Accountants....................................................     15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Price/Costco, Inc.'s (the "Company" or "PriceCostco") unaudited condensed consolidated balance sheet as of November 24, 1996, and the condensed consolidated balance sheet as of September 1, 1996, unaudited condensed consolidated statements of operations and cash flows for the 12-week periods ended November 24, 1996, and November 26, 1995 are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 1997 is a 52-week year with period 13 ending on August 31, 1997. The first, second, and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1996 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 24, 1996 AND NOVEMBER 26, 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first quarter of fiscal 1997 reflect net income of $31,810, or $.16 per share (fully diluted), compared to net income of $49,553, or $.25 per share (fully diluted), during the first quarter of fiscal 1996. The net income in the first quarter of fiscal 1997 includes a non-cash, pretax charge of $65,000 ($38,675 after-tax) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of Statement of Financial Accounting Standard No. 121. Excluding the $65,000 ($38,675 after-tax) asset impairment charge, net income for the first quarter of fiscal 1997 would have been $70,485, or $.34 per share (fully diluted). The Company also recorded in the first quarter of fiscal 1997, a pretax provision for warehouse closing costs of $5,000, or $.01 per share on an after-tax basis (fully-diluted). This provision primarily includes estimated closing costs for four warehouses closed in the first quarter of fiscal 1997 and additional costs related to warehouse clubs closed in the prior year. There were no warehouse closing costs in the first quarter of fiscal 1996.

    Net sales increased 11% to $4,785,636 during the first quarter of fiscal 1997 from $4,295,862 during the first quarter of fiscal 1996. This increase was due to opening a net of 14 new warehouses (25 opened, 11 closed) since the end of the first quarter of fiscal 1996 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 8 percent during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 11% to $97,772 or 2.04% of net sales in the first quarter of fiscal 1997 from $87,702 or 2.04% of net sales in the first quarter of fiscal 1996. Membership fees include new membership sign-ups at the 14 warehouses (net) opened since the end of the first quarter of fiscal 1996. The increase in membership fees also reflects the increase in the annual membership fee for the Business "Add-on" members from $15 to $20, effective with renewals in the United States subsequent to April 1, 1996. Currently, there are approximately 3.4 million U.S. Business "Add-on" members.

    Gross margin (defined as net sales minus merchandise costs) increased 17% to $477,267 or 9.97% of net sales in the first quarter of fiscal 1997 from $408,746, or 9.51% of net sales in the first quarter of fiscal

1996. The 46 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first quarter of fiscal 1996 and 1995 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.90% during the first quarter of fiscal 1997 from 8.98% during the first quarter of fiscal 1996. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above; and a year-over-year improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $10,197 or 0.21% of net sales during the first quarter of fiscal 1997 compared to $9,450 or 0.22% of net sales during the first quarter of fiscal 1996. Nine warehouses were opened in the first quarter of fiscal 1997 (including three relocated warehouses), compared to four new locations during last year's first quarter. Preopening expenses also includes costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $18,933 in the first quarter of fiscal 1997 compared to $17,771 in the first quarter of fiscal 1996. The increase in interest expense is primarily related to the issuance in April 1996 of a $140,000 unsecured note payable. Interest income and other totaled $3,657 in the first quarter of fiscal 1997 compared to $1,091 in the first quarter of fiscal 1996. The increase is primarily due to the Company reflecting a reduction in its share of losses in certain unconsolidated joint ventures and improved earnings in the Mexico joint venture.

    The effective income tax rate on earnings in the first quarter of fiscal 1997 was 40.50% compared to a 41.25% effective tax rate in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN THOUSANDS)

    The discussion below contains forward-looking statements that involve risks and uncertainties, and should be read in conjunction with the Company's reports filed previously with the Securities and Exchange Commission. Actual results may differ materially.

    EXPANSION PLANS

    PriceCostco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $450,000 during fiscal 1997 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $80,000 to $100,000 for international expansion, including the United Kingdom and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $101,955 at September 1, 1996), short-term borrowings under revolving credit facilities and/or commercial paper facilities, and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 1997 are to open approximately 20 new warehouse clubs, including seven relocations. Through the end of the first 12 weeks of fiscal 1997, the Company has opened nine warehouses in the United States (including the relocation of its North Orlando,

Florida; South San Jose, California; and Albuquerque, New Mexico warehouses) and closed outright its warehouse in St. Laurent, Canada. The Company also expects to continue expansion of its international operations and plans to open one to two additional United Kingdom units through its 60%-owned subsidiary during the second half of fiscal 1997. Other markets are being assessed, particularly in the Pacific Rim, and include the planned opening of a warehouse club in Taiwan in January 1997.

    PriceCostco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April, 1995. Price Club Mexico's expansion plans include the opening of two new warehouse clubs during fiscal 1997. As of November 24, 1996, Price Club Mexico operated 13 Price Club warehouses in Mexico.

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple-option loan facility with a group of 12 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At November 24, 1996, no amounts were outstanding under the loan facility and $86,000 was outstanding under the commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 27, 1997 at substantially the same terms.

    In addition, a wholly-owned Canadian subsidiary has a $105,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $64,000 will expire in March 1997 and $41,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At November 24, 1996, no amount was outstanding under the bank credit facility and $77,000 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $64,000 portion of the loan facility expiring in March 1997, at substantially the same terms.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $176,000. The outstanding commitments under these facilities at November 24, 1996 totaled approximately $67,000, including approximately $31,000 in standby letters of credit for workers' compensation requirements.

    DEBENTURE REDEMPTIONS (ACTUAL DOLLARS, NOT IN THOUSANDS)

    On November 19, 1996, The Price Company, a wholly-owned subsidiary of the Company, gave notice of its intention to redeem all $285.1 million of its 6 3/4% Convertible Subordinated Debentures due 2001 (the "Debentures"). As of the redemption date, December 4, 1996, approximately $159.4 million principal amount of the Debentures were converted into approximately 7.1 million shares of PriceCostco Common Stock and the remaining $125.7 million of Debentures were redeemed at a total cost of $130.3 million (including accrued interest and redemption premium). The redemption portion of the transaction was financed with short-term bank borrowings.

    On December 16, 1996, The Price Company, a wholly-owned subsidiary of PriceCostco, gave notice of its intention to redeem all $179.3 million of its 5 1/2% Convertible Subordinated Debentures due 2012 (the "Debentures"). Holders of the Debentures have until the close of business January 6, 1997, to either:
(i) convert their Debentures into Common Stock of PriceCostco, Inc. at the conversion price of $23.77 per share (or approximately 42.07 shares of Common Stock per $1,000 principal amount of Debentures); or (ii) redeem their Debentures at a redemption price of $1,024.60 per $1,000 principal amount, which includes a redemption premium of $5.50 and accrued interest to January 6, 1997 of $19.10 per $1,000 principal amount. If all the Debentures are converted, approximately 7.54 million shares of Common Stock would be issued. Holders who elect to convert their Debentures will forgo both the call premium and the accrued interest from August 31, 1996. If all the Debentures are redeemed, the approximately $183.7 million of proceeds required to complete the redemption, which includes the redemption premium and current accrued interest, will be financed with cash and short-term borrowings. See "Note (5)--Subsequent Events" for additional information regarding these transactions.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). Working capital totaled approximately $12,000 at November 24, 1996 compared to working capital of $57,000 at September 1, 1996. The decrease in net working capital was primarily due to (i) financing the Company's seasonal working capital requirements through short-term borrowings; and (ii) capital expenditures in excess of operating cash flows.

    Net cash provided by (used in) operating activities totaled $80,812 in the first 12 weeks of fiscal 1997 compared to ($76,329) in the first 12 weeks of fiscal 1996. The increase in net cash from operating activities is primarily a result of the increase in merchandise inventories being financed by a higher level of supplier accounts payable.

    Net cash used in investing activities totaled $174,561 in the first 12 weeks of fiscal 1997 compared to $145,270 in the first 12 weeks of fiscal 1996. The investing activities primarily related to additions to property and equipment for new and remodeled warehouses of $164,764 and $131,676 in the first 12 weeks of fiscal 1997 and 1996 respectively. The Company opened nine warehouses (including three relocated warehouses) in the first 12 weeks of fiscal 1997 compared to four warehouses in the first 12 weeks of fiscal 1996.

    Net cash provided by financing activities totaled $100,487 in the first 12 weeks of fiscal 1997 compared to $188,937 in the first 12 weeks of fiscal 1996. In both periods the Company utilized its bank lines and commercial paper programs to finance operations and expansion plans. Net proceeds from short-term borrowings totaled $102,650 and $171,813 in the first 12 weeks of fiscal 1997 and 1996 respectively.

    The Company's balance sheet as of November 24, 1996 reflects a $608,738 or 12.4% increase in total assets since September 1, 1996. The increase is primarily due to higher inventory levels associated with seasonal inventory needs leading into the Christmas holiday season, and a net increase in property and equipment primarily related to the Company's expansion program.

                           PART II--OTHER INFORMATION
                             (DOLLARS IN THOUSANDS)

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

    On December 19, 1994, a Complaint was filed against PriceCostco in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/ COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiffs' counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleged violation of certain state and federal laws arising from the spin-off and Exchange Transaction (whereby Price Enterprises, Inc. became a separate, publicly-traded Company) and the merger between Price and Costco. In July 1996, an agreement in principle was reached to resolve the lawsuit. Subject to court approval, the resolution will involve the transfer from Price Enterprises, Inc. to the Company of certain intangible assets, including elimination of certain existing non-compete restrictions and operating agreements and the termination or amendment of certain trademark license and assignment agreements. The cash portion of the settlement will be funded by the Company's director and officer insurance coverage and by Price Enterprises. The Company will contribute no money to the settlement.

    In May 1996, PriceCostco reached an agreement in principle with the Environmental Protection Agency and the U.S. Department of Justice to settle an enforcement action under the Federal Clean Air Act. The action is based on claims that PriceCostco failed to maintain required documentation related to its sale of freon products. Under the terms of the proposed settlement, PriceCostco agreed to pay a civil penalty of $232 and to comply with federal regulations relating to the sale of ozone-depleting substances.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 7:30 p.m. on January 29, 1997 at the DoubleTree Paradise Valley Resort in Scottsdale, Arizona. Matters to be voted on were included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to stockholders of record prior to the meeting.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

    (27) Financial Data Schedule

    (28) Report of Independent Public Accountants

(b) No reports on Form 8-K were filed for the 12 weeks ended November 24, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRICE/COSTCO, INC.
                                          REGISTRANT

                                                 /s/ JAMES D. SINEGAL
                                        --------------------------------------
Date: December 19, 1996                            James D. Sinegal
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ RICHARD A. GALANTI
                                        --------------------------------------
Date: December 19, 1996                           Richard A. Galanti
                                              EXECUTIVE VICE PRESIDENT,
                                               CHIEF FINANCIAL OFFICER

                               PRICE/COSTCO, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       NOVEMBER     SEPTEMBER
                                                                       24, 1996      1, 1996
                                                                      -----------  -----------
                                                                      (UNAUDITED)

                                            ASSETS
CURRENT ASSETS
Cash and cash equivalents...........................................   $ 111,011    $ 101,955
Receivables, net....................................................     169,822      137,467
Merchandise inventories, net........................................   1,992,675    1,500,842
Other current assets................................................      74,748       88,040
                                                                      -----------  -----------
    Total current assets............................................   2,348,256    1,828,304
                                                                      -----------  -----------
PROPERTY AND EQUIPMENT
Land, land rights, and land improvements............................   1,278,565    1,273,811
Buildings and leasehold improvements................................   1,568,310    1,449,094
Equipment and fixtures..............................................     766,683      716,448
Construction in progress............................................      64,345      104,183
                                                                      -----------  -----------
                                                                       3,677,903    3,543,536
Less accumulated depreciation and amortization......................    (693,279)    (655,226)
                                                                      -----------  -----------
  Net property and equipment........................................   2,984,624    2,888,310
                                                                      -----------  -----------
OTHER ASSETS........................................................     187,719      195,247
                                                                      -----------  -----------
                                                                       $5,520,599   $4,911,861
                                                                      -----------  -----------
                                                                      -----------  -----------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding.............................................   $  --        $  22,330
Short-term borrowings...............................................     162,565       59,928
Accounts payable....................................................   1,651,520    1,220,426
Accrued salaries and benefits.......................................     270,346      256,951
Accrued sales and other taxes.......................................      90,809       84,545
Other current liabilities...........................................     160,959      127,414
                                                                      -----------  -----------
  Total current liabilities.........................................   2,336,199    1,771,594
LONG-TERM DEBT......................................................   1,231,174    1,229,221
DEFERRED INCOME TAXES AND OTHER LIABILITIES.........................      34,508       60,902
                                                                      -----------  -----------
  Total liabilities.................................................   3,601,881    3,061,717
                                                                      -----------  -----------
MINORITY INTERESTS..................................................      89,138       72,346

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no
  shares issued and outstanding.....................................      --           --
Common stock $.01 par value; 900,000,000 shares authorized;
  196,658,000 and 196,436,000 shares issued and outstanding.........       1,967        1,964
Additional paid-in capital..........................................     324,535      321,832
Accumulated foreign currency translation............................     (54,617)     (71,883)
Retained earnings...................................................   1,557,695    1,525,885
                                                                      -----------  -----------
  Total stockholders' equity........................................   1,829,580    1,777,798
                                                                      -----------  -----------
                                                                       $5,520,599   $4,911,861
                                                                      -----------  -----------
                                                                      -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          12 WEEKS ENDED
                                                                                    --------------------------
                                                                                    NOVEMBER 24,  NOVEMBER 26,
                                                                                        1996          1995
                                                                                    ------------  ------------
REVENUE
Net sales.........................................................................   $4,785,636    $4,295,862
Membership fees and other.........................................................       97,772        87,702
                                                                                    ------------  ------------
  Total revenue...................................................................    4,883,408     4,383,564
OPERATING EXPENSES
Merchandise costs.................................................................    4,308,369     3,887,116
Selling, general and administrative...............................................      426,104       385,973
Preopening expenses...............................................................       10,197         9,450
Provision for impaired assets and warehouse closing costs.........................       70,000        --
                                                                                    ------------  ------------
  Operating income................................................................       68,738       101,025
OTHER INCOME (EXPENSE)
Interest expense..................................................................      (18,933)      (17,771 )
Interest income and other.........................................................        3,657         1,091
                                                                                    ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES..........................................       53,462        84,345
Provision for income taxes........................................................       21,652        34,792
                                                                                    ------------  ------------
NET INCOME........................................................................  $    31,810(a) $    49,553
                                                                                    ------------  ------------
                                                                                    ------------  ------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE--FULLY DILUTED:
Net income........................................................................  $      0.16(a) $      0.25
                                                                                    ------------  ------------
                                                                                    ------------  ------------
Shares used in calculation (000's)................................................      199,630       217,311
                                                                                    ------------  ------------
                                                                                    ------------  ------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $70,485 and $.34, respectively, without the effect of adopting FAS No. 121, using 227,096 fully-diluted shares.

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             12 WEEKS ENDED
                                                                                       --------------------------
                                                                                       NOVEMBER 24,  NOVEMBER 26,
                                                                                           1996          1995
                                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................................   $   31,810    $   49,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization......................................................       37,442        34,556
  Provision for asset impairments....................................................       65,000        --
  Increase in merchandise inventories................................................     (483,954)     (397,935)
  Increase in accounts payable.......................................................      424,154       207,297
  Other..............................................................................        6,360        30,200
                                                                                       ------------  ------------
    Total adjustments................................................................       49,002      (125,882)
                                                                                       ------------  ------------
  Net cash provided by (used in) operating activities................................       80,812       (76,329)
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................................................     (164,764)     (131,676)
Proceeds from the sale of property and equipment.....................................        1,072           395
Other................................................................................      (10,869)      (13,989)
                                                                                       ------------  ------------
  Net cash used in investing activities..............................................     (174,561)     (145,270)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings..............................................      102,650       171,813
Increase (decrease) in bank checks outstanding.......................................      (22,467)       17,501
Net proceeds from long-term borrowings...............................................        2,587        --
Payments on long-term debt and notes payable.........................................       (1,075)         (893)
Proceeds from minority interests, net................................................       16,086          (391)
Exercise of stock options, including income tax benefit..............................        2,706           907
                                                                                       ------------  ------------
  Net cash provided by financing activities..........................................      100,487       188,937
                                                                                       ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................................        2,318          (150)
                                                                                       ------------  ------------
  Net increase (decrease) in cash and cash equivalents...............................        9,056       (32,812)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................      101,955        45,688
                                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................   $  111,011    $   12,876
                                                                                       ------------  ------------
                                                                                       ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized) (a)..........................................   $   28,870    $    9,952
  Income taxes.......................................................................        8,319        17,491

------------------------

(a) Semi-annual interest payments on the 5 1/2% and 6 3/4% convertible debentures were paid on September 3, 1996, subsequent to the beginning of the first quarter of fiscal 1997, which began September 2, 1996. In fiscal year 1996, these interest payments were paid prior to the first quarter, which began on September 4, 1996.

   The accompanying notes are an integral part of these financial statements.

                               PRICE/COSTCO, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    PriceCostco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. As of November 24, 1996, PriceCostco operated 257 warehouses under the "Price Club" and "Costco Wholesale" names: 198 warehouses in the United States (23 states), 54 warehouses in nine Canadian provinces and five warehouses in the United Kingdom. As of November 24, 1996, the Company also operated (through a 50%-owned joint venture) 13 warehouses in Mexico and had a license agreement for the operation of a membership warehouse in Seoul, Korea.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 1, 1996.

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1997 is a 52-week fiscal year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending August 31, 1997, consisting of 16 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used merchandise inventory would have been $18,650 higher at both November 24, 1996 and November 26, 1995.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of the physical inventory counts which generally occur in the second and fourth fiscal quarters.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12-week period ended November 26, 1995, eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) and the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures.

    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 121

    The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121), as of the first quarter of fiscal 1997. In accordance with SFAS No. 121, the Company recorded a pretax, non-cash charge of $65,000 reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on market valuations for those assets whose carrying value was not recoverable through future cash flows.

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

NOTE (2)--DEBT

    The Company has a domestic multiple option loan facility with a group of 12 banks which provides for borrowings up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 27, 1997, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At November 24, 1996, $86,000 was outstanding under the commercial paper program and no amount was outstanding under the loan facility. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 27, 1997 at substantially the same terms.

    In addition, the Company's wholly-owned Eastern Canada subsidiary has a $105,000 commercial paper program supported by a bank credit facility with three Canadian banks, of which $64,000 will expire in March 1997 and $41,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At November 24, 1996, no amount was outstanding under the bank credit facility and $77,000 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $64,000 portion of the loan facility expiring in March 1997, at substantially the same terms.

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $176,000. The outstanding commitments under these facilities at November 24, 1996 totaled approximately $67,000, including approximately $31,000 in standby letters of credit for workers' compensation requirements.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (2)--DEBT (CONTINUED)
    On February 21, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement relating to $500,000 of senior debt securities. The registration statement was declared effective on February 29, 1996. As part of that filing, the Company announced its intention to offer $300,000 of senior notes to refinance existing indebtedness. The Company has deferred issuance of these notes due to unfavorable interest rate market conditions.

NOTE (3)--INCOME TAXES

    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income before income taxes:

                                                                            12 WEEKS ENDED          12 WEEKS ENDED
                                                                          NOVEMBER 24, 1996       NOVEMBER 26, 1995
                                                                        ----------------------  ----------------------
Federal statutory income tax rate.....................................  $  18,712      35.00%   $  29,521      35.00%
State, foreign and other income taxes, net............................      2,940       5.50%       5,271       6.25%
                                                                        ---------      -----    ---------      -----
                                                                        $  21,652      40.50%   $  34,792      41.25%
                                                                        ---------      -----    ---------      -----
                                                                        ---------      -----    ---------      -----

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. See Legal Proceedings on page 7 for outstanding legal matters.

NOTE (5)--SUBSEQUENT EVENTS (ACTUAL DOLLARS, NOT IN THOUSANDS)

    On November 19, 1996 The Price Company, a wholly-owned subsidiary of the Company, gave notice of its intention to redeem all $285.1 million of its 6 3/4% Convertible Subordinated Debentures due 2001 (the "Debentures"). Holders of the Debentures had until the close of business December 4, 1996 to either: (i) convert their Debentures into Common Stock of PriceCostco, Inc. at a conversion price of $22.535 per share (or approximately 44.38 shares of Common Stock per $1,000 principal amount of Debentures); or (ii) redeem their Debentures at a redemption price of $1,036.74 per $1,000 principal amount, which included a redemption premium of $19.30 and accrued interest of $17.44 per $1,000 principal amount. Approximately $159.4 million principal amount of the Debentures were converted into approximately 7.1 million shares of PriceCostco Common Stock and the remaining $125.7 million of Debentures were redeemed at a total cost of $130.3 million (including accrued interest and redemption premium). The redemption portion of the transaction was financed with short-term bank borrowings.

    On December 16, 1996, The Price Company, a wholly-owned subsidiary of PriceCostco, gave notice of its intention to redeem all $179.3 million of its 5 1/2% Convertible Subordinated Debentures due 2012 (the "Debentures"). Holders of the Debentures have until the close of business January 6, 1997, to either:
(i) convert their Debentures into Common Stock of PriceCostco, Inc. at the conversion price of $23.77 per share (or approximately 42.07 shares of Common Stock per $1,000 principal amount of Debentures); or (ii) redeem their Debentures at a redemption price of $1,024.60 per $1,000 principal amount, which includes a redemption premium of $5.50 and accrued interest to January 6, 1997 of $19.10 per $1,000 principal amount. If all the Debentures are converted, approximately 7.54 million shares of Common Stock

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (5)--SUBSEQUENT EVENTS (ACTUAL DOLLARS, NOT IN THOUSANDS) (CONTINUED) would be issued. Holders who elect to convert their Debentures will forgo both the call premium and the accrued interest from September 1, 1996. If all the Debentures are redeemed, the approximately $183.7 million of proceeds required to complete the redemption, which includes the redemption premium and current accrued interest, will be financed with cash and short-term borrowings.