Form 10-Q
period 1997-02-16
COSTCO COMPANIES INC
filed 1997-04-02
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 16, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-20355

                             COSTCO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            33-0572969
      (State or other                                      (I.R.S.Employer
      jurisdiction of                                      Identification
     incorporation or                                           No.)
       organization)

                                 999 LAKE DRIVE
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive office)

                                 (206) 313-8100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The registrant had 211,133,408 common shares, par value $.01, outstanding at March 14, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

ITEM 1--FINANCIAL STATEMENTS...............................................................................           3

  Condensed Consolidated Balance Sheets....................................................................          12

  Condensed Consolidated Statements of Operations..........................................................          13

  Condensed Consolidated Statements of Cash Flows..........................................................          14

  Notes to Condensed Consolidated Financial Statements.....................................................          15

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............           3

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS.............................................................           8

ITEM 2--CHANGES IN SECURITIES.........................................................           8

ITEM 3--DEFAULTS UPON SENIOR SECURITIES...............................................           9

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................           9

ITEM 5--OTHER INFORMATION.............................................................           9

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K..............................................          10

  Exhibit 3(a) Restated And Amended Certificate of Incorporation of Costco Companies,
    Inc.

  Exhibit (27) Financial Data Schedule

  Exhibit (28) Report of Independent Public Accountants...............................          19

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco"; formerly Price/Costco, Inc.) unaudited condensed consolidated balance sheet as of February 16, 1997, and the condensed consolidated balance sheet as of September 1, 1996, unaudited condensed consolidated statements of operations for the 12- and 24-week periods ended February 16, 1997, and February 18, 1996, and unaudited condensed consolidated statements of cash flows for the 24-week periods then ended are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

    COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 16, 1997 AND FEBRUARY 18, 1996
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the second quarter of fiscal 1997 increased 36% to $97,449, or $0.46 per share (fully diluted), from $71,426, or $0.35 per share (fully diluted), during the second quarter of fiscal 1996.

    Net sales increased 12% to $5,147,425 during the second quarter of fiscal 1997 from $4,606,070 during the second quarter of fiscal 1996. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 8 warehouses (19 opened--14 new, 5 relocated and 11 closed) since the end of the second quarter of fiscal 1996. Comparable sales, that is sales in warehouses open for at least a year, increased 9 percent during the second quarter of fiscal 1997, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 11% to $91,468 or 1.78% of net sales in the second quarter of fiscal 1997 from $82,625 or 1.79% of net sales in the second quarter of fiscal 1996. Membership fees include membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1996. The increase in membership fees also reflects the increase in the annual membership fee for the Business "Add-on" members from $15 to $20, effective with renewals in the United States subsequent to April 1, 1996. Currently, there are approximately 3.4 million U.S. Business "Add-on" members.

    Gross margin (defined as net sales minus merchandise costs) increased 17% to $528,217 or 10.26% of net sales in the second quarter of fiscal 1997 from $452,078 or 9.81% of net sales in the second quarter of fiscal 1996. The 45 basis point increase in gross margin as a percentage of net sales reflects strong first half physical inventory results, the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods margins, improved softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarters of fiscal 1997 and 1996 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.47% during the second quarter of fiscal 1997 from 8.51% during the second quarter of fiscal 1996. This improvement in selling, general and administrative expenses as a percent of net sales was due to the operating expense leverage from the increase in comparable warehouse sales noted above, resulting in a year-over-year improvement at the Company's core warehouse operations and Central and Regional administrative offices. This expense improvement was partially offset by higher expenses as a percent of net sales associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $6,087 or 0.12% of net sales during the second quarter of fiscal 1997 compared to $5,970 or 0.13% of net sales during the second quarter of fiscal 1996. Two warehouses were opened in the second quarter of fiscal 1997 (including a relocated warehouse), compared to eight new locations opened during the last year's second quarter (including a relocated warehouse). Preopening expenses also includes costs related to remodel activity, including expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $17,243 in the second quarter of fiscal 1997 compared to $17,501 in the second quarter of fiscal 1996. The decrease in interest expense is primarily related to the call for redemption of both the Company's 6 3/4%($285.1 million principal amount) and 5 1/2% ($179.3 million principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, which resulted in a net reduction of debt by over $300 million following the completion of these two transactions. See "Note 2--Debt". This decrease in interest expense was partially offset by the redemption premium paid to debenture holders who elected to redeem their debentures and the issuance in April 1996 of a $140,000 unsecured note payable.

    Interest income and other totaled $3,461 in the second quarter of fiscal 1997 compared to $2,287 in the second quarter of fiscal 1996. The increase is primarily due to the Company incurring an elimination in its share of losses in certain unconsolidated joint ventures and improved earnings in its Mexico joint venture operation.

    The effective income tax rate on earnings in the second quarter of fiscal 1997 was 40.50% compared to a 41.25% effective tax rate in the second quarter of fiscal 1996. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

    COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 16, 1997 AND FEBRUARY 18, 1996
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first half of fiscal 1997 reflect net income of $129,259, or $0.62 per share (fully diluted), compared to net income of $120,979, or $0.59 per share (fully diluted), during the first half of fiscal 1996. Net income in the first half of fiscal 1997 included a non-cash, pretax charge of $65,000 ($38,675 after-tax) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of Statement of Financial Accounting Standard No. 121. Excluding the $65,000 ($38,675 after-tax) asset impairment charge, net income for the first half of fiscal 1997 would have increased 39% to $167,934, or $0.79 per share (fully diluted). The Company also recorded in the first half of fiscal 1997, a pretax provision for warehouse closing costs of $5,000, or $0.01 per share on an after-tax basis (fully diluted). This provision primarily includes estimated closing costs for five warehouses closed in the first half of fiscal 1997 and additional costs related to warehouses closed in the prior year. There were no warehouse closing costs in the first half of fiscal 1996.

    Net sales increased 12% to $9,933,061 during the first half of fiscal 1997 from $8,901,932 during the first half of fiscal 1996. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 8 warehouses (19 opened--14 new, 5 relocated and 11 closed) since the end of the second quarter of fiscal 1996. Comparable sales, that is sales in warehouses open for at least a year, increased 9 percent during the first half of fiscal 1997, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $189,240 or 1.91% of net sales in the first half of fiscal 1997 from $170,327 or 1.91% of net sales in the first half of fiscal 1996. Membership fees include membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1996. The increase in membership fees also reflects the increase in the annual membership fee for the Business "Add-on" members from $15 to $20, effective with renewals in the United States subsequent to April 1, 1996. Currently, there are approximately 3.4 million U.S. Business "Add-on" members.

    Gross margin (defined as net sales minus merchandise costs) increased 17% to $1,005,483 or 10.12% of net sales in the first half of fiscal 1997 from $860,824 or 9.67% of net sales in the first half of fiscal 1996. The 45 basis point increase in gross margin reflects strong first half physical inventory results, the Company's greater purchasing power, expanded use of the Company's depot facilities, improved fresh foods margins, improved softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 1997 and 1996 each include a $5,000 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.68% during the first half of fiscal 1997 from 8.74% during the first half of fiscal 1996. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses as a percent of net sales associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $16,284 or 0.16% of net sales during the first half of fiscal 1997 compared to $15,420 or 0.17% of net sales during the first half of fiscal 1996. Eleven warehouses were opened in the first half of fiscal 1997 (including four relocated warehouses), compared to twelve new locations during the last year's first half (including a relocated warehouse). Preopening expenses also includes costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $36,176 in the first half of fiscal 1997 compared to $35,272 in the first half of fiscal 1996. The increase in interest expense is primarily related to the issuance in April 1996 of a $140,000 unsecured note payable and the redemption premium paid to debenture holders who elected to redeem their debentures. This increase is offset by lower interest expense in the second quarter on convertible subordinated debentures following the redemption/conversion of the Company's 6 3/4% ($285.l million principal amount) and 5 1/2% ($179.3 million principal amount) Convertible Subordinated Debentures.

    Interest income and other totaled $7,119 in the first half of fiscal 1997 compared to $3,378 in the first half of fiscal 1996. The increase is primarily due to the Company incurring an elimination in its share of losses in certain unconsolidated joint ventures and improved earnings in its Mexico joint venture operation.

    The effective income tax rate on earnings in the first half of fiscal 1997 was 40.50% compared to a 41.25% effective tax rate in the first half of fiscal 1996. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES
  (DOLLARS IN THOUSANDS)

    The discussion below contains forward-looking statements that involve risks and uncertainties, and should be read in conjunction with the Company's reports filed previously with the Securities and Exchange Commission. Actual results may differ materially.

    EXPANSION PLANS

    Costco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $425,000 during fiscal 1997 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $80,000 to $100,000 for international expansion, including the United Kingdom, Asia and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $87,548 at February 16, 1997), short-term borrowings under revolving credit facilities and/or commercial paper facilities, and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 1997 are to open approximately 20 new warehouse clubs, including seven relocations. Through the end of the first half of fiscal 1997, the Company has opened ten warehouses in the United States (including the relocation of four warehouses), closed outright one warehouse in Canada, and opened one warehouse in Taiwan in January 1997. The Company expects to continue expansion of its international operations and plans to open one to two additional United Kingdom units through its 60%-owned subsidiary during the second half of fiscal 1997. Other markets are being assessed, particularly in the Pacific Rim.

    Costco Companies, Inc. and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April, 1995. Price Club Mexico's expansion plans include the opening one to two new warehouse clubs during fiscal 1997. As of February 16, 1997, Price Club Mexico operated 13 Price Club warehouses in Mexico.

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN US
     DOLLARS)

    The Company has a domestic multiple-option loan facility with a group of 12 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At February 16, 1997, no amount was outstanding under the loan facility and $156,000 was outstanding under the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $148,000 commercial paper program supported by a $104,000 bank credit facility with three Canadian banks, of which $63,000 will expire in April 1997 and $41,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 16, 1997, no amount was outstanding under the bank credit facility and $63,000 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $63,000 portion of the loan facility expiring in April 1997, at substantially the same terms.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $604,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $179,000. The outstanding commitments under these facilities at February 16, 1997 totaled approximately $72,000, including approximately $37,000 in standby letters of credit for workers' compensation requirements.

    REDEMPTION/CONVERSION OF CONVERTIBLE SUBORDINATED DEBENTURES

    On November 19, 1996, The Price Company, a wholly-owned subsidiary of the Company, called for redemption all $285,100 of its 6 3/4% Convertible Subordinated Debentures due 2001. On the redemption date, December 4, 1996, approximately $159,400 principal amount of the Debentures were converted into approximately 7.1 million shares of Costco Companies, Inc. Common Stock and the remaining $125,700 of Debentures were redeemed at a total cost of $130,300 (including accrued interest and redemption premium). The redemption portion of the transaction was financed with short-term bank borrowings.

    On December 16, 1996, The Price Company called for redemption all $179,300 of its 5 1/2% Convertible Subordinated Debentures due 2012. On the redemption date, January 6, 1997, approximately $142,700 principal amount of the Debentures were converted into approximately 6.0 million shares of Costco Companies, Inc. Common Stock and the remaining $36,600 of Debentures were redeemed at a total cost of $37,500 (including accrued interest and redemption premium). The redemption portion of the transaction was paid with cash on hand.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables in relation to inventory than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches or exceeds the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). The working capital deficit totaled approximately ($100,700) at February 16, 1997, compared to working capital of $57,000 at September 1, 1996. The decrease in net working capital was primarily due to the short-term financing of the redemption of the Convertible Subordinated Debentures.

    Net cash provided by operating activities totaled $247,746 in the first half of fiscal 1997 compared to $90,059 in the first half of fiscal 1996. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash provision for asset impairments, and reduced net inventory requirements during the first 24 weeks of this fiscal year versus last fiscal year.

    Net cash used in investing activities totaled $285,539 in the first half of fiscal 1997 compared to $275,077 in the first half of fiscal 1996. The investing activities primarily related to additions to property and equipment for new and remodeled warehouses of $285,113 and $265,076 in the first half of fiscal 1997 and 1996, respectively.

    Net cash provided by financing activities totaled $23,155 in the first half of fiscal 1997 compared to $179,144 in the first half of fiscal 1996. This decrease is primarily the result of utilizing short-term borrowings to finance the repayment of long-term debt in fiscal 1997 compared to investments in property and equipment in fiscal 1996.

    The Company's balance sheet as of February 16, 1997 reflects a $313,512 or 6% increase in total assets since September 1, 1996. The increase is primarily due to a net increase in property and equipment primarily related to the Company's expansion program.

                           PART II--OTHER INFORMATION
                             (DOLLARS IN THOUSANDS)

ITEM 1. LEGAL PROCEEDINGS

    On April 6, 1992, The Price Company was served with a Complaint in an action entitled FECHT ET AL. v. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, The Price Company was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of the Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to The Price Company's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In February 1997, the Court granted the plaintiffs' motion for certification of a class consisting of all purchasers of the Common Stock of The Price Company from April 3, 1991 through April 2, 1992. The Company believes that this lawsuit is without merit and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    On December 19, 1994, a Complaint was filed against PriceCostco and certain current and former directors in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiffs' counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleged violation of certain state and federal laws arising from the spin-off and exchange transaction (whereby Price Enterprises, Inc. became a separate, publicly-traded company), and the merger between Costco and The Price Company. In July 1996, an agreement in principle was reached to resolve the lawsuit. Subject to court approval, the resolution will involve the transfer from Price Enterprises, Inc. to the Company of certain intangible assets, including elimination of certain existing non-compete restrictions and operating agreements and the termination or amendment of certain trademark license and assignment agreements. The cash portion of the settlement will be funded by the Company's director and officer insurance coverage and by Price Enterprises. The Company will contribute no money to the settlement.

    In May 1996, the Company reached an agreement in principle with the Environmental Protection Agency and the U.S. Department of Justice to settle an enforcement action under the Federal Clean Air Act. The action is based on claims that the Company failed to maintain required documentation related to its sale of freon products. Under the terms of the proposed settlement, the Company agreed to pay a civil penalty of $232 and to comply with federal regulations relating to the sale of ozone-depleting substances.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on January 29, 1997 at the DoubleTree Paradise Valley Resort in Scottsdale, Arizona. Stockholders of record at the close of business on December 6, 1996 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, there were 203,861,799 shares outstanding. Certain matters presented for vote received the required majority approval and had the following total, for, against and abstained votes as noted below.

    (1) To elect three Class I directors to hold office until the 2000 Annual Meeting of Stockholders and, in each case, until his successor is elected and qualified.

                                                             W/H AUTHORITY
                           TOTAL                                  AND
                           SHARES       FOR       AGAINST      ABSTAINED
                         VOTED/(%)   VOTES/(%)   VOTES/(%)     VOTES/(%)
                         ----------  ----------  ---------  ---------------
Jeffrey H. Brotman.....  175,119,511 170,628,182    --         4,491,329
(Class I)                  85.9%       83.7%                     2.2%
James D. Sinegal.......  175,119,511 170,630,686    --         4,488,825
(Class I)                  85.9%       83.7%                     2.2%
Richard A. Galanti.....  175,119,511 165,210,311    --         9,909,200
(Class I)                  85.9%       81.0%                     4.9%

    (2) To amend The Price/Costco, Inc. 1993 Combined Stock Grant and Stock Option Plan to increase the number of shares of common stock available for issuance from 10 million shares to 20 million shares.

                                                             W/H AUTHORITY
                           TOTAL                                  AND
                           SHARES       FOR       AGAINST      ABSTAINED
                         VOTED/(%)   VOTES/(%)   VOTES/(%)     VOTES/(%)
                         ----------  ----------  ---------  ---------------
                         175,119,511 141,861,981 31,043,334    2,214,196
                           85.9%       69.6%       15.2%         1.1%

    (3) To authorize the amendment of the Company's Certificate of Incorporation to change the name of the Company from Price/Costco, Inc. to Costco Companies, Inc.

                                                             W/H AUTHORITY
                           TOTAL                                  AND
                           SHARES       FOR       AGAINST      ABSTAINED
                         VOTED/(%)   VOTES/(%)   VOTES/(%)     VOTES/(%)
                         ----------  ----------  ---------  ---------------
                         175,119,511 171,376,961 1,559,823     2,182,727
                           85.9%       84.0%       0.8%          1.1%

    (4) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                                                             W/H AUTHORITY
                           TOTAL                                  AND
                           SHARES       FOR       AGAINST      ABSTAINED
                         VOTED/(%)   VOTES/(%)   VOTES/(%)     VOTES/(%)
                         ----------  ----------  ---------  ---------------
Arthur Andersen LLP....  175,119,511 174,728,995   138,469       252,047
                           85.9%       85.7%       0.1%          0.1%

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

        3(a) Restated And Amended Certificate of Incorporation of Costco Companies, Inc.

        (27) Financial Data Schedule

        (28) Report of Independent Public Accountants

    (b) No reports on Form 8-K were filed for the 12 weeks ended February 16, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    COSTCO COMPANIES, INC.
                    REGISTRANT

                         /s/ JAMES D. SINEGAL
                    ------------------------------
Date: March 31, 1997        James D. Sinegal
                    PRESIDENT AND CHIEF EXECUTIVE
                               OFFICER

                        /s/ RICHARD A. GALANTI
                    ------------------------------
Date: March 31, 1997       Richard A. Galanti
                      EXECUTIVE VICE PRESIDENT,
                       CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                        FEBRUARY 16,  SEPTEMBER 1,
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents.............................................................  $     87,548   $  101,955
Receivables, net......................................................................       167,865      137,467
Merchandise inventories, net..........................................................     1,660,210    1,500,842
Other current assets..................................................................        78,338       88,040
                                                                                        ------------  ------------
  Total current assets................................................................     1,993,961    1,828,304
                                                                                        ------------  ------------
PROPERTY AND EQUIPMENT
Land and land rights..................................................................     1,068,494    1,055,208
Buildings and leasehold and land improvements.........................................     1,830,443    1,667,697
Equipment and fixtures................................................................       790,238      716,448
Construction in progress..............................................................        72,584      104,183
                                                                                        ------------  ------------
                                                                                           3,761,759    3,543,536
Less accumulated depreciation and amortization........................................      (720,382)    (655,226)
                                                                                        ------------  ------------
  Net property and equipment..........................................................     3,041,377    2,888,310
                                                                                        ------------  ------------
OTHER ASSETS..........................................................................       190,035      195,247
                                                                                        ------------  ------------
                                                                                        $  5,225,373   $4,911,861
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding...............................................................  $     12,832   $   22,330
Short-term borrowings.................................................................       218,564       59,928
Accounts payable......................................................................     1,319,321    1,220,426
Accrued salaries and benefits.........................................................       300,223      256,951
Accrued sales and other taxes.........................................................        89,581       84,545
Other current liabilities.............................................................       154,114      127,414
                                                                                        ------------  ------------
  Total current liabilities...........................................................     2,094,635    1,771,594
LONG-TERM DEBT........................................................................       765,421    1,229,221
DEFERRED INCOME TAXES AND OTHER LIABILITIES...........................................        37,030       60,902
                                                                                        ------------  ------------
  Total liabilities...................................................................     2,897,086    3,061,717
                                                                                        ------------  ------------
MINORITY INTERESTS....................................................................        89,271       72,346
                                                                                        ------------  ------------
STOCKHOLDERS' EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and
 outstanding..........................................................................            --           --
Common stock $.01 par value; 900,000,000 shares authorized; 210,796,000 and
 196,436,000 shares issued and outstanding............................................         2,108        1,964
Additional paid-in capital............................................................       646,624      321,832
Accumulated foreign currency translation..............................................       (64,860)     (71,883)
Retained earnings.....................................................................     1,655,144    1,525,885
                                                                                        ------------  ------------
  Total stockholders' equity..........................................................     2,239,016    1,777,798
                                                                                        ------------  ------------
                                                                                        $  5,225,373   $4,911,861
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 12 WEEKS ENDED              24 WEEKS ENDED
                                                           --------------------------  --------------------------
                                                           FEBRUARY 16,  FEBRUARY 18,  FEBRUARY 16,  FEBRUARY 18,
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
REVENUE
Net sales................................................  $  5,147,425  $  4,606,070  $  9,933,061  $  8,901,932
Membership fees and other................................        91,468        82,625       189,240       170,327
                                                           ------------  ------------  ------------  ------------
  Total revenue..........................................     5,238,893     4,688,695    10,122,301     9,072,259
OPERATING EXPENSES
Merchandise costs........................................     4,619,208     4,153,992     8,927,578     8,041,108
Selling, general and administrative......................       436,036       391,943       862,140       777,916
Preopening expenses......................................         6,087         5,970        16,284        15,420
Provision for impaired assets and warehouse closing
  costs..................................................            --            --        70,000            --
                                                           ------------  ------------  ------------  ------------
  Operating income.......................................       177,562       136,790       246,299       237,815
OTHER INCOME (EXPENSE)
Interest expense.........................................       (17,243)      (17,501)      (36,176)      (35,272)
Interest income and other................................         3,461         2,287         7,119         3,378
                                                           ------------  ------------  ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES.................       163,780       121,576       217,242       205,921
Provision for income taxes...............................        66,331        50,150        87,983        84,942
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................  $     97,449  $     71,426  $    129,259(a) $    120,979
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE--FULLY
  DILUTED:
Net income...............................................  $       0.46  $       0.35  $       0.62(a) $       0.59
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Shares used in calculation (000's).......................       223,296       224,737       218,549       217,431
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $167,934 and $0.79, respectively, without the effect of adopting FAS No. 121, using 225,822 fully-diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              24 WEEKS ENDED
                                                                                        --------------------------
                                                                                        FEBRUARY 16,  FEBRUARY 18,
                                                                                            1997          1996
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................   $  129,259    $  120,979
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.......................................................       79,909        71,963
  Provision for asset impairments.....................................................       65,000            --
  Decrease (increase) in merchandise inventories......................................     (155,362)       21,572
  Increase (decrease) in accounts payable.............................................       96,502      (132,608)
  Other...............................................................................       32,438         8,153
                                                                                        ------------  ------------
    Total adjustments.................................................................      118,487       (30,920)
                                                                                        ------------  ------------
  Net cash provided by operating activities...........................................      247,746        90,059
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment...................................................     (285,113)     (265,076)
Proceeds from the sale of property and equipment......................................        7,603         2,554
Investment in unconsolidated joint ventures...........................................           --        (5,000)
Other.................................................................................       (8,029)       (7,555)
                                                                                        ------------  ------------
  Net cash used in investing activities...............................................     (285,539)     (275,077)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings...............................................      159,477       159,809
Increase (decrease) in bank checks outstanding........................................       (9,618)        7,604
Net proceeds from long-term borrowings................................................        2,589            --
Payments on long-term debt and notes payable..........................................     (164,624)       (1,413)
Proceeds from minority interests, net.................................................       16,669        10,588
Exercise of stock options, including income tax benefit...............................       18,662         2,225
Other.................................................................................           --           331
                                                                                        ------------  ------------
  Net cash provided by financing activities...........................................       23,155       179,144
                                                                                        ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................................          231           682
                                                                                        ------------  ------------
  Net decrease in cash and cash equivalents...........................................      (14,407)       (5,192)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................................      101,955        45,688
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................   $   87,548    $   40,496
                                                                                        ------------  ------------
                                                                                        ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized) (a)...........................................   $   45,763    $   22,670
  Income taxes (b)....................................................................       65,400       104,714

------------------------
(a) Semi-annual interest payments on the 5 1/2% and 6 3/4% convertible debentures were paid on September 3, 1996, subsequent to the beginning of the first quarter of fiscal 1997, which began September 2, 1996. In fiscal year 1996, these interest payments were paid prior to the first quarter, which began on September 4, 1995.

(b) The second quarter of fiscal 1997 estimated tax payments were due and paid subsequent to the end of the second quarter. In fiscal 1996, these payments were made prior to the end of the second quarter.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Costco Companies, Inc., a Delaware corporation, and its subsidiaries ("Costco Companies, Inc." or the "Company"). Costco Companies, Inc. is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries ("Price"), and Costco Wholesale Corporation and subsidiaries ("Costco"). All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Price and Costco primarily operate cash and carry membership warehouses, primarily under the "Costco Wholesale" name.

    Costco Companies, Inc. operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. As of February 16, 1997, Costco Companies, Inc. operated 258 warehouses under the "Costco Wholesale" and "Price Club" names: 198 warehouses in the United States (23 states), 54 warehouses in nine Canadian provinces, five warehouses in the United Kingdom, and one warehouse in Taiwan. As of February 16, 1997, the Company also operated (through a 50%-owned joint venture) 13 warehouses in Mexico and had a license agreement for the operation of a membership warehouse in Seoul, Korea.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used, merchandise inventory would have been $21,150 higher at both February 16, 1997 and February 18, 1996.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts which generally occur in the second and fourth fiscal quarters.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12- and 24-week periods ended February 16, 1997 and February 18, 1996, eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) prior to the December 4, 1996 redemption date, the 6 3/4% convertible subordinated debentures (fully diluted only) prior to the January 6, 1997 redemption date, and the 5 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these debentures.

    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 121

    The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121), as of the first quarter of fiscal 1997. In accordance with SFAS No. 121, the Company recorded a pretax, non-cash charge of $65,000 reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair-market value, which was based on market valuations for those assets whose carrying value was not recoverable through future cash flows.

    RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 at the beginning of fiscal 1998. If the provisions of SFAS No. 128 had been used to calculate EPS for the 12- and 24-weeks ended February 16, 1997 and February 18, 1996, proforma EPS would have been:

                                  12 WEEKS ENDED                            24 WEEKS ENDED
                     ----------------------------------------  ----------------------------------------
                      FEBRUARY 16, 1997    FEBRUARY 18, 1996    FEBRUARY 16, 1997    FEBRUARY 18, 1996
                     -------------------  -------------------  -------------------  -------------------
Basic..............       $     .47            $     .37            $     .64            $     .62
                                ---                  ---                  ---                  ---
                                ---                  ---                  ---                  ---
Diluted............       $     .46            $     .35            $     .62            $     .59
                                ---                  ---                  ---                  ---
                                ---                  ---                  ---                  ---

    RECLASSIFICATIONS

    Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current year presentation.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

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

NOTE (2)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple-option loan facility with a group of 12 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At February 16, 1997, no amount was outstanding under the loan facility and $156,000 was outstanding under the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $148,000 commercial paper program supported by a $104,000 bank credit facility with three Canadian banks, of which $63,000 will expire in April 1997 and $41,000 will expire in April 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At February 16, 1997, no amount was outstanding under the bank credit facility and $63,000 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $63,000 portion of the loan facility expiring in April 1997, at substantially the same terms.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $604,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $179,000. The outstanding commitments under these facilities at February 16, 1997 totaled approximately $72,000, including approximately $37,000 in standby letters of credit for workers' compensation requirements.

    REDEMPTION/CONVERSION OF CONVERTIBLE SUBORDINATED DEBENTURES

    On November 19, 1996, The Price Company, a wholly-owned subsidiary of the Company, called for redemption all $285,100 of its 6 3/4% Convertible Subordinated Debentures due 2001. On the redemption date, December 4, 1996, approximately $159,400 principal amount of the Debentures were converted into approximately 7.1 million shares of Costco Companies, Inc. Common Stock and the remaining $125,700 of Debentures were redeemed at a total cost of $130,300 (including accrued interest and redemption premium). The redemption portion of the transaction was financed with short-term bank borrowings.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (2)--DEBT (CONTINUED)
    On December 16, 1996, The Price Company called for redemption all $179,300 of its 5 1/2% Convertible Subordinated Debentures due 2012. On the redemption date, January 6, 1997, approximately $142,700 principal amount of the Debentures were converted into approximately 6.0 million shares of Costco Companies, Inc. Common Stock and the remaining $36,600 of Debentures were redeemed at a total cost of $37,500 (including accrued interest and redemption premium). The redemption portion of the transaction was paid with cash on hand.

NOTE (3)--INCOME TAXES

    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income before income taxes:

                                                               24 WEEKS ENDED               24 WEEKS ENDED
                                                              FEBRUARY 16, 1997            FEBRUARY 18, 1996
                                                         ---------------------------  ---------------------------
Federal statutory income tax rate......................       $76,035         35.00%       $72,072         35.00%
State, foreign and other income taxes, net.............        11,948          5.50%        12,870          6.25%
                                                         ------------  -------------  ------------  -------------
                                                              $87,983         40.50%       $84,942         41.25%
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. See Legal Proceedings on page 8 for outstanding legal matters.