Form 10-Q
period 1997-05-11
COSTCO COMPANIES INC
filed 1997-06-05
CIK 909832

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

     FOR THE QUARTERLY PERIOD ENDED MAY 11, 1997

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

    The registrant had 212,524,549 common shares, par value $.01, outstanding at May 30, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

ITEM 1--FINANCIAL STATEMENTS...............................................................................           3

  Condensed Consolidated Balance Sheets....................................................................          11

  Condensed Consolidated Statements of Operations..........................................................          12

  Condensed Consolidated Statements of Cash Flows..........................................................          13

  Notes to Condensed Consolidated Financial Statements.....................................................          14

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............           3

                                               PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS..................................................................................           8

ITEM 2--CHANGES IN SECURITIES..............................................................................           9

ITEM 3--DEFAULTS UPON SENIOR SECURITIES....................................................................           9

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................           9

ITEM 5--OTHER INFORMATION..................................................................................           9

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...................................................................           9

  Exhibit (28)  Report of Independent Public Accountants...................................................          18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco"; formerly Price/Costco, Inc.) unaudited condensed consolidated balance sheet as of May 11, 1997, and the condensed consolidated balance sheet as of September 1, 1996, unaudited condensed consolidated statements of operations for the 12- and 36-week periods ended May 11, 1997, and May 12, 1996, and unaudited condensed consolidated statements of cash flows for the 36-week periods then ended are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

    COMPARISON OF THE 12 WEEKS ENDED MAY 11, 1997 AND MAY 12, 1996 (DOLLARS IN
     THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the third quarter of fiscal 1997 increased 61% to $66,265, or $0.31 per share (fully diluted), from $41,274, or $0.21 per share (fully diluted), during the third quarter of fiscal 1996.

    Net sales increased 12% to $4,752,445 during the third quarter of fiscal 1997 from $4,236,207 during the third quarter of fiscal 1996. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 9 warehouses (17 opened--10 new, 7 relocated and 8 closed) since the end of the third quarter of fiscal 1996. Comparable sales, that is sales in warehouses open for at least a year, increased 10 percent during the third quarter of fiscal 1997, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 11% to $83,784 or 1.76% of net sales in the third quarter of fiscal 1997 from $75,281 or 1.78% of net sales in the third quarter of fiscal 1996. Membership fees include membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1996. The increase in membership fees also reflects the increase in the annual membership fee for the Business "Add-on" members from $15 to $20, effective with renewals in the United States subsequent to April 1, 1996. Currently, there are approximately 3.4 million U.S. Business "Add-on" members.

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $469,288 or 9.87% of net sales in the third quarter of fiscal 1997 from $406,284 or 9.59% of net sales in the third quarter of fiscal 1996. The 28 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarter of fiscal 1997 and 1996 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.98% during the third quarter of fiscal 1997 from 9.05% during the third quarter of fiscal 1996. This improvement in selling, general and administrative expenses as a percent of net sales was due to the operating expense leverage from the increase in comparable warehouse sales noted above, resulting in a year-over-year improvement at the Company's core warehouse operations and Central and Regional administrative offices. This expense improvement was partially offset by higher expenses as a percent of net sales associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $2,458 or .05% of net sales during the third quarter of fiscal 1997 compared to $4,738 or 0.11% of net sales during the third quarter of fiscal 1996. Two warehouses were opened in the third quarter of fiscal 1997 compared to four warehouses opened during last year's third quarter. Preopening expenses also includes costs related to remodel activity, including expanded fresh foods and ancillary operations at existing warehouses.

    In the third quarter of fiscal 1997 the Company recorded a pre-tax provision for warehouse closing costs of $3,500, or $.01 per share on an after-tax basis (fully diluted), compared to a pre-tax provision for warehouse closing costs of $6,000 or $.02 per share on an after-tax basis (fully diluted) recorded in the third quarter of fiscal 1996. The provisions include estimated closing costs for warehouses closed in the third quarter of each respective fiscal year, including closing costs associated with warehouses which were relocated to new facilities.

    Interest expense totaled $14,662 in the third quarter of fiscal 1997 compared to $19,194 in the third quarter of fiscal 1996. The decrease in interest expense is primarily related to the call for redemption of both the Company's 6 3/4% ($285.1 million principal amount) and 5 1/2% ($179.3 million principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, which resulted in a net reduction of debt of over $300 million following the completion of these two transactions. See "Note 2-- Debt".

    Interest income and other totaled $4,055 in the third quarter of fiscal 1997 compared to $2,007 in the third quarter of fiscal 1996. The increase is primarily due to the Company terminating certain unconsolidated joint ventures which had been incurring losses, improved earnings in its Mexico joint venture operation, and a third quarter net gain on the sale of certain excess land parcels.

    The effective income tax rate on earnings in the second quarter of fiscal 1997 was 39.50% compared to a 41.25% effective tax rate in the third quarter of fiscal 1996. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

    COMPARISON OF THE 36 WEEKS ENDED MAY 11, 1997 AND MAY 12, 1996 (DOLLARS IN
     THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first 36 weeks of fiscal 1997 reflect net income of $195,524, or $0.92 per share (fully diluted), compared to net income of $162,253, or $0.80 per share (fully diluted), during the first 36 weeks of fiscal 1996. Net income in the first 36 weeks of fiscal 1997 included a non-cash, pretax charge of $65,000 ($38,675 after-tax) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of Statement of Financial Accounting Standard No. 121. Excluding the $65,000 ($38,675 after-tax) asset impairment charge, net income for the first 36 weeks of fiscal 1997 would have increased 44% to $234,199, or $1.10 per share (fully diluted). The Company also recorded in the first 36 weeks of fiscal 1997 a pretax provision for warehouse closing costs of $8,500, or $.02 per share on an after-tax basis (fully diluted) compared to a warehouse closing provision of $6,000 or $.02 per share on an after-tax basis (fully diluted) for the first 36 weeks of fiscal 1996. These provisions primarily include estimated closing costs for certain warehouses closed in the first 36 weeks of each respective fiscal year and additional costs related to warehouses closed in the prior year.

    Net sales increased 12% to $14,685,506 during the first 36 weeks of fiscal 1997 from $13,138,139 during the first 36 weeks of fiscal 1996. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 9 warehouses (17 opened--10 new, 7 relocated and 8 closed) since the end of the third quarter of fiscal 1996. Comparable sales, that is sales in warehouses open for at least a year, increased 9 percent during the first 36 weeks of fiscal 1997, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $273,024 or 1.86% of net sales in the first 36 weeks of fiscal 1997 from $245,608 or 1.87% of net sales in the first 36 weeks of fiscal 1996. Membership fees include membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1996. The increase in membership fees also reflects the increase in the annual membership fee for the Business "Add-on" members from $15 to $20, effective with renewals in the United States subsequent to April 1, 1996. Currently, there are approximately 3.4 million U.S. Business "Add-on" members.

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $1,474,770 or 10.04% of net sales in the first 36 weeks of fiscal 1997 from $1,267,108 or 9.64% of net sales in the first 36 weeks of fiscal 1996. The 40 basis point increase in gross margin reflects strong physical inventory results for the 1st half of the fiscal year, the Company's greater purchasing power, expanded use of the Company's depot facilities, improved fresh foods and softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first 36 weeks of fiscal 1997 and 1996 each include a $7,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.78% during the first 36 weeks of fiscal 1997 from 8.84% during the first 36 weeks of fiscal 1996. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses as a percent of net sales associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $18,743 or 0.13% of net sales during the first 36 weeks of fiscal 1997 compared to $20,158 or 0.15% of net sales during the first 36 weeks of fiscal 1996. In the first 36 weeks of fiscal 1997 the Company opened 13 warehouses (including 6 relocated warehouses), compared to 16 warehouses opened during last year's first 36 weeks (including one relocated warehouse). Preopening expenses also includes costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    Interest expense totaled $50,839 in the first 36 weeks of fiscal 1997 compared to $54,466 in the first 36 weeks of fiscal 1996. The decrease in interest expense is primarily related to the call for redemption of both the Company's 6 3/4% ($285.1 million principal amount) and 5 1/2% ($179.3 million principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, which resulted in a net reduction of debt of over $300 million following the completion of these two transactions. See "Note 2-- Debt".

    Interest income and other totaled $11,177 in the first 36 weeks of fiscal 1997 compared to $5,385 in the first 36 weeks of fiscal 1996. The increase is primarily due to the Company's termination of certain unconsolidated joint ventures which had been incurring losses, improved earnings in its Mexico joint venture operation, and a third quarter net gain on the sale of certain excess land parcels.

    The effective income tax rate on earnings in the first 36 weeks of fiscal 1997 was 40.16% compared to a 41.25% effective tax rate in the first weeks of fiscal 1996. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $425,000 during fiscal 1997 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $80,000 to $100,000 for international expansion, including the United Kingdom, Asia and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $136,660 at May 11, 1997), short-term borrowings under revolving credit facilities and/or commercial paper facilities, and other financing sources as required. A total of approximately $391,000 has been spent on capital expenditures during the first 36 weeks of fiscal 1997.

    Expansion plans for the United States and Canada during fiscal 1997 are to open approximately 19 new warehouse clubs, including seven relocations. Through the end of the first 36 weeks of fiscal 1997, the Company has opened 12 warehouses in the United States (including the relocation of 6 warehouses), closed outright one warehouse in Canada, and opened one warehouse in Taiwan in January 1997. The Company expects to continue expansion of its international operations and plans to open one additional unit in the United Kingdom through its 60%-owned subsidiary during the fourth quarter of fiscal 1997. Other international markets are being assessed, particularly in the Pacific Rim.

    Costco Companies, Inc. and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April, 1995. Price Club Mexico's expansion plans include the opening of one additional warehouse club prior to the end of the calendar year. As of May 11, 1997, Price Club Mexico operated 13 Price Club warehouses in Mexico.

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN US
     DOLLARS)

    The Company has a domestic multiple-option loan facility with a group of 12 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At May 11, 1997, no amount was outstanding under the loan facility and $171,000 was outstanding under the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, of which $61,000 will expire in March 1998 and $40,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At May 11, 1997, no amount was outstanding under the bank credit facility and $55,000 was outstanding under the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $184,000. The outstanding commitments under these facilities at May 11, 1997 totaled approximately $103,000, including approximately $44,000 in standby letters of credit for workers' compensation requirements.

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

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables in relation to inventory than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches or exceeds the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). The working capital deficit totaled approximately ($66,000) at May 11, 1997, compared to working capital of $57,000 at September 1, 1996.

    Net cash provided by operating activities totaled $368,041 in the first 36 weeks of fiscal 1997 compared to $239,804 in the first 36 weeks of fiscal 1996. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash provision for asset impairments, and reduced net inventory requirements during the first 36 weeks of this fiscal year versus last fiscal year.

    Net cash used in investing activities totaled $374,410 in the first 36 weeks of fiscal 1997 compared to $369,396 in the first 36 weeks of fiscal 1996. The investing activities primarily related to additions to property and equipment for new and remodeled warehouses of $391,008 and $354,469 in the first 36 weeks of fiscal 1997 and 1996, respectively.

    Net cash provided by financing activities totaled $39,775 in the first 36 weeks of fiscal 1997 compared to $164,291 in the first 36 weeks of fiscal 1996. This decrease is primarily the result of utilizing borrowings to finance the repayment of long-term debt in fiscal 1997 compared to investments in property and equipment in fiscal 1996.

    The Company's balance sheet as of May 11, 1997 reflects a $347,103 or 7% increase in total assets since September 1, 1996. The increase is primarily due to a net increase in property and equipment and merchandise inventory primarily related to the Company's expansion program.

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

    On December 19, 1994, a Complaint was filed against PriceCostco and certain current and former directors in an action entitled SNYDER V. PRICE/COSTCO, INC. ET. AL., Case No. C94-1874Z, United States District Court, Western District of Washington. On January 4, 1995, a Complaint was filed against PriceCostco in an action entitled BALSAM V. PRICE/COSTCO, INC. ET. AL., Case No. C95-0009Z, United States District Court, Western District of Washington. The Snyder and Balsam Cases were subsequently consolidated and on March 15, 1995, plaintiffs' counsel filed a First Amended And Consolidated Class Action And Derivative Complaint. On November 9, 1995, plaintiffs' counsel filed a Second Amended And Consolidated Class Action And Derivative Complaint. The Second Amended Complaint alleged violation of certain state and federal laws arising from the spin-off and exchange transaction (whereby Price Enterprises, Inc. became a separate, publicly-traded company), and the merger between Costco and The Price Company. In July 1996, an agreement in principle was reached to resolve the lawsuit, and by Order dated April 28, 1997, the Court approved the settlement and dismissed the lawsuit with prejudice. The resolution involves the transfer from Price Enterprises, Inc. to the Company of certain intangible assets, including elimination of certain existing non-compete restrictions and operating agreements and the termination or amendment of certain trademark license and assignment agreements. The cash portion of the settlement was funded by the Company's director and officer insurance coverage and by Price Enterprises. The Company contributed no money to the settlement.

    In May 1996, the Company reached an agreement in principle with the Environmental Protection Agency and the U.S. Department of Justice to settle an enforcement action under the Federal Clean Air Act. The action is based on claims that the Company failed to maintain required documentation related to its sale of freon products. Under the terms of the proposed settlement, the Company agreed to pay a civil penalty of $232 and to comply with federal regulations relating to the sale of ozone-depleting substances. The settlement was finalized by a Consent Decree entered in March 1997 and the settlement payment was made in April 1997.

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

    (b) No reports on Form 8-K were filed for the 12 weeks ended May 11, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                REGISTRANT  COSTCO COMPANIES, INC.

Date: May 30, 1997                                           /s/ JAMES D. SINEGAL
                                                ---------------------------------------------
                                                               James D. Sinegal
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 30, 1997                                          /s/ RICHARD A. GALANTI
                                                ---------------------------------------------
                                                              Richard A. Galanti
                                                          EXECUTIVE VICE PRESIDENT,
                                                           CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                           MAY 11, 1997       SEPTEMBER 1, 1996
                                          --------------     -------------------
                                           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents...............     $  136,660           $  101,955
Receivables, net........................        131,038              137,467
Merchandise inventories, net............      1,647,216            1,500,842
Other current assets....................         78,636               88,040
                                          --------------     -------------------
  Total current assets..................      1,993,550            1,828,304
                                          --------------     -------------------
PROPERTY AND EQUIPMENT
Land and land rights....................      1,089,993            1,055,208
Buildings and leasehold and land
  improvements..........................      1,855,716            1,667,697
Equipment and fixtures..................        819,371              716,448
Construction in progress................         64,691              104,183
                                          --------------     -------------------
                                              3,829,771            3,543,536
Less accumulated depreciation and
  amortization..........................       (749,793)            (655,226)
                                          --------------     -------------------
  Net property and equipment............      3,079,978            2,888,310
                                          --------------     -------------------
OTHER ASSETS............................        185,436              195,247
                                          --------------     -------------------
                                             $5,258,964           $4,911,861
                                          --------------     -------------------
                                          --------------     -------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding.................     $    6,356           $   22,330
Short-term borrowings...................        225,471               59,928
Accounts payable........................      1,307,035            1,220,426
Accrued salaries and benefits...........        268,385              256,951
Accrued sales and other taxes...........         97,398               84,545
Other current liabilities...............        155,032              127,414
                                          --------------     -------------------
  Total current liabilities.............      2,059,677            1,771,594
LONG-TERM DEBT..........................        760,010            1,229,221
DEFERRED INCOME TAXES AND OTHER
  LIABILITIES...........................         36,742               60,902
                                          --------------     -------------------
  Total liabilities.....................      2,856,429            3,061,717
                                          --------------     -------------------
MINORITY INTERESTS......................         89,197               72,346
                                          --------------     -------------------
STOCKHOLDERS' EQUITY
Preferred stock $.01 par value;
  100,000,000 shares authorized; no
  shares issued and outstanding.........       --                  --
Common stock $.01 par value; 900,000,000
  shares authorized; 212,143,000 and
  196,436,000 shares issued and
  outstanding...........................          2,121                1,964
Additional paid-in capital..............        666,515              321,832
Accumulated foreign currency
  translation...........................        (76,707)             (71,883)
Retained earnings.......................      1,721,409            1,525,885
                                          --------------     -------------------
  Total stockholders' equity............      2,313,338            1,777,798
                                          --------------     -------------------
                                             $5,258,964           $4,911,861
                                          --------------     -------------------
                                          --------------     -------------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           12 WEEKS ENDED                  36 WEEKS ENDED
                                                    -----------------------------  ------------------------------
                                                    MAY 11, 1997   MAY 12, 1996    MAY 11, 1997    MAY 12, 1996
                                                    ------------  ---------------  -------------  ---------------
REVENUE
Net sales.........................................   $4,752,445    $   4,236,207   $  14,685,506   $  13,138,139
Membership fees and other.........................       83,784           75,281         273,024         245,608
                                                    ------------  ---------------  -------------  ---------------
  Total revenue...................................    4,836,229        4,311,488      14,958,530      13,383,747
OPERATING EXPENSES
Merchandise costs.................................    4,283,157        3,829,923      13,210,736      11,871,031
Selling, general and administrative...............      426,980          383,387       1,289,119       1,161,303
Preopening expenses...............................        2,458            4,738          18,743          20,158
Provision for impaired assets and warehouse
  closing costs...................................        3,500            6,000          73,500           6,000
                                                    ------------  ---------------  -------------  ---------------
  Operating income................................      120,134           87,440         366,432         325,255
OTHER INCOME (EXPENSE)
Interest expense..................................      (14,662)         (19,194)        (50,839)        (54,466)
Interest income and other.........................        4,055            2,007          11,177           5,385
                                                    ------------  ---------------  -------------  ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES..........      109,527           70,253         326,770         276,174
Provision for income taxes........................       43,262           28,979         131,246         113,921
                                                    ------------  ---------------  -------------  ---------------
NET INCOME........................................   $   66,265    $      41,274   $     195,524(a)  $     162,253
                                                    ------------  ---------------  -------------  ---------------
                                                    ------------  ---------------  -------------  ---------------
NET INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE-- FULLY DILUTED:
Net income........................................   $     0.31    $        0.21   $        0.92(a)  $        0.80
                                                    ------------  ---------------  -------------  ---------------
                                                    ------------  ---------------  -------------  ---------------
Shares used in calculation (000's)................      216,362          218,336         218,433         218,145
                                                    ------------  ---------------  -------------  ---------------
                                                    ------------  ---------------  -------------  ---------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $234,199 and $1.10, respectively, without the effect of adopting FAS No. 121, using 225,706 fully-diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           36 WEEKS ENDED
                                                                                    -----------------------------
                                                                                    MAY 11, 1997   MAY 12, 1996
                                                                                    ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................................   $  195,524    $     162,253
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................................      122,429          109,714
  Provision for asset impairments.................................................       65,000         --
  Increase in merchandise inventories.............................................     (150,123)         (79,758)
  Increase (decrease) in accounts payable.........................................       90,615          (37,876)
  Other...........................................................................       44,596           85,471
                                                                                    ------------  ---------------
    Total adjustments.............................................................      172,517           77,551
                                                                                    ------------  ---------------
  Net cash provided by operating activities.......................................      368,041          239,804
                                                                                    ------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment...............................................     (391,008)        (354,469)
Proceeds from the sale of property and equipment..................................       19,416            3,363
Investment in unconsolidated joint ventures.......................................       --               (5,000)
Other.............................................................................       (2,818)         (13,290)
                                                                                    ------------  ---------------
  Net cash used in investing activities...........................................     (374,410)        (369,396)
                                                                                    ------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings...........................................      167,751           21,335
Decrease in bank checks outstanding...............................................      (16,039)         (11,670)
Net proceeds from long-term borrowings............................................        2,570          139,253
Payments on long-term debt and notes payable......................................     (169,618)          (2,100)
Proceeds from minority interests, net.............................................       16,545            9,512
Exercise of stock options, including income tax benefit...........................       38,566            7,961
Other.............................................................................       --             --
                                                                                    ------------  ---------------
  Net cash provided by financing activities.......................................       39,775          164,291
                                                                                    ------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................        1,299              144
                                                                                    ------------  ---------------
  Net increase in cash and cash equivalents.......................................       34,705           34,843
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................................      101,955           45,688
                                                                                    ------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $  136,660    $      80,531
                                                                                    ------------  ---------------
                                                                                    ------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized) (a).......................................   $   55,791    $      39,134
  Income taxes....................................................................      126,178          111,201

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

    Costco Companies, Inc. operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. As of May 11, 1997, Costco Companies, Inc. operated 258 warehouses under the "Costco Wholesale" and "Price Club" names: 198 warehouses in the United States (23 states), 54 warehouses in nine Canadian provinces, five warehouses in the United Kingdom, and one warehouse in Taiwan. As of May 11, 1997, the Company also operated (through a 50%-owned joint venture) 13 warehouses in Mexico and had a license agreement for the operation of a membership warehouse in Seoul, Korea.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are recorded at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used, merchandise inventory would have been $23,650 higher at both May 11, 1997 and May 12, 1996.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12- and 36-week periods ended May 12, 1996 and the 36-week period ended May 11, 1997, eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted) prior to the December 4, 1996 redemption date, the 6 3/4% convertible subordinated debentures (fully diluted only) prior to the January 6, 1997 redemption date, and includes the additional shares issuable upon conversion of these debentures.

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

    RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 at the beginning of fiscal 1998. If the provisions of SFAS No. 128 had been used to calculate EPS for the 12- and 36-weeks ended May 11, 1997 and May 12, 1996, proforma EPS would have been:

                                               12 WEEKS ENDED                    36 WEEKS ENDED
                                      --------------------------------  --------------------------------
                                       MAY 11, 1997     MAY 12, 1996     MAY 11, 1997     MAY 12, 1996
                                      ---------------  ---------------  ---------------  ---------------
Basic...............................     $    0.31        $    0.21        $    0.95        $    0.83
                                             -----            -----            -----            -----
                                             -----            -----            -----            -----
Diluted.............................     $    0.31        $    0.21        $    0.93        $    0.80
                                             -----            -----            -----            -----
                                             -----            -----            -----            -----

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has a domestic multiple-option loan facility with a group of 12 banks, which provides for borrowings of up to $500,000 or standby support for a $500,000 commercial paper program. Of this amount, $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. The interest rate on bank borrowings is based on LIBOR or rates bid at auction by the participating banks. At May 11, 1997, no amount was outstanding under the loan facility and $171,000 was outstanding under the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, of which $61,000 will expire in March 1998 and $40,000 will expire in March 1999. The interest rate on bank borrowings is based on the prime rate or the "Bankers' Acceptance" rate. At May 11, 1997, no amount was outstanding under the bank credit facility and $55,000 was outstanding under the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $184,000. The outstanding commitments under these facilities at May 11, 1997 totaled approximately $103,000, including approximately $44,000 in standby letters of credit for workers' compensation requirements.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3)--INCOME TAXES

    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income before income taxes:

                                                                       36 WEEKS ENDED         36 WEEKS ENDED
                                                                        MAY 11, 1997           MAY 12, 1996
                                                                    ---------------------  ---------------------
Federal statutory income tax rate.................................  $  114,370      35.00% $   96,661      35.00%
State, foreign and other income taxes, net........................      16,876       5.16%     17,260       6.25%
                                                                    ----------  ---------  ----------  ---------
                                                                    $  131,246      40.16% $  113,921      41.25%
                                                                    ----------  ---------  ----------  ---------
                                                                    ----------  ---------  ----------  ---------

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