Form 10-K
period 1997-08-31
COSTCO COMPANIES INC
filed 1997-11-10
CIK 909832

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

FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

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

       Registrant's telephone number, including area code: (425) 313-8100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 Par Value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1997, was $7,992,988,812.

    The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 213,867,058.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1998 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.

      ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                                                                              PAGE
                                                                              ----
PART I
Item 1.   Business..........................................................    3
Item 2.   Properties........................................................    7
Item 3.   Legal Proceedings.................................................    8
Item 4.   Submission of Matters to a Vote of Security Holders...............    8
Item 4A.  Executive Officers of the Registrant..............................    8

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................   10
Item 6.   Selected Financial Data...........................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   13
Item 8.   Financial Statements..............................................   18
Item 9.   Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................   18

PART III
Item 10.  Directors and Executive Officers of the Registrant................   19
Item 11.  Executive Compensation............................................   19
Item 12.  Security Ownership of Certain Beneficial Owners and Management....   19
Item 13.  Certain Relationships and Related Transactions....................   19

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..............................................................   19

                                     PART I

ITEM 1--BUSINESS

    Costco Companies, Inc. ("Costco" or the "Company") began operations in 1976 in San Diego, California as The Price Company, pioneering the membership warehouse concept. Costco Wholesale Corporation began operations in 1983 in Seattle, Washington with a similar membership warehouse concept. Costco Companies, Inc. (formerly Price/Costco, Inc. prior to a name change approved by the shareholders in January 1997), a Delaware corporation, publicly traded under the NASDAQ ticker symbol "COST", was formed in October 1993 as a result of a merger of Costco Wholesale Corporation and The Price Company. Costco Companies, Inc. is the parent company of Costco Wholesale Corporation and The Price Company which operate membership warehouses primarily under the Costco Wholesale name.

    In the second quarter of fiscal 1995, the Company completed a spin-off of Price Enterprises, Inc. ("Price Enterprises"), consisting of Costco's discontinued non-club commercial real estate operations and certain other assets. (See "Note 2--Spin-off of Price Enterprises, Inc. and Discontinued Operations").

GENERAL

    Costco operates membership warehouses based on the concept that offering members very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables Costco to operate profitably at significantly lower gross margins than traditional wholesalers, discount retailers and supermarkets.

    Costco buys nearly all of its merchandise directly from manufacturers for shipment either directly to Costco's selling warehouses or to a consolidation point ("depot") where various shipments are combined so as to minimize freight and handling costs. As a result, Costco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor. By providing this more cost effective means of distributing goods, Costco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. Individuals shopping for their personal needs are primarily motivated by the cost savings on brand name merchandise. Costco's merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally-branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

    Because of its high sales volume and rapid inventory turnover, Costco generally has the opportunity to receive cash from the sale of a substantial portion of its inventory at mature warehouse operations before it is required to pay all its merchandise vendors, even though Costco takes advantage of early payment terms to obtain payment discounts. As sales in a given warehouse increase and inventory turnover becomes more rapid, a greater percentage of the inventory is financed through payment terms provided by vendors rather than by working capital.

    Costco's typical warehouse format averages approximately 129,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, Costco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, Costco has been able to limit inventory losses to less than one-half of one percent of net sales--well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are limited primarily to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to Costco.

    Costco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail advertisements to prospective new members. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco's marketing teams personally contact businesses in the area who are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail generally distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word of mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations to prospective wholesale members.

    Costco's warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Because these hours of operation are shorter than those of traditional discount grocery retailers and supermarkets, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Items are not individually price marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide merchandise pre-marked with the item numbers and bar codes and many provide special, larger package sizes.

    Costco's merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items which members may request but which cannot be purchased at prices low enough to pass along meaningful cost savings are usually not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors and therefore carries only an average of approximately 3,600 to 4,000 active stockkeeping units ("SKU's") per warehouse as opposed to discount retailers and supermarkets which normally stock 40,000 to 60,000 SKU's or more. These practices are consistent with Costco's membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. Costco's policy is to accept returns of merchandise within a reasonable time after purchase.

    The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 1997, 1996 and 1995:

                                                       1997         1996         1995
                                                    -----------  -----------  -----------
SUNDRIES (including candy, snack foods, health and
 beauty aids, tobacco, alcoholic beverages, soft
 drinks and cleaning and institutional
 supplies)........................................         31%          32%          32%
FOOD (including dry and fresh foods and
 institutionally packaged foods)..................         32%          32%          32%
HARDLINES (including major appliances, video and
 audio tape, electronics, tools, office supplies,
 furniture and automotive supplies)...............         20%          21%          22%
SOFTLINES (including apparel, domestics, cameras,
 jewelry, housewares, books and small
 appliances)......................................         12%          11%          11%
OTHER (including pharmacy, optical, one-hour
 photo, print shop, hearing aid and gas
 stations)........................................          5%           4%           3%
                                                          ---          ---          ---
                                                          100%         100%         100%
                                                          ---          ---          ---
                                                          ---          ---          ---

    Costco has direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained by Costco from any one of these or any other single supplier. Costco has not experienced any difficulty in obtaining sufficient quantities of merchandise, and believes that if one or more of its current sources of supply became unavailable, it would be able to obtain alternative sources without experiencing a substantial disruption of its business. Costco also purchases different national brand name or selected private label merchandise of the same product, as long as cost, quality and customer demand are comparable.

    Costco reports on a 52/53 week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco's operations, except an increased level of sales and earnings during the Christmas holiday season.

MEMBERSHIP POLICY

    Costco's membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Costco has two primary types of members: Business and Gold Star (individual members).

    Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Costco promotes Business membership through its merchandise selection and its membership marketing programs. Business members generally pay an annual membership fee of $30 for the primary membership card with additional membership cards available for an annual fee of $20.

    Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other selected organizations. Individual members generally pay an annual membership fee of $35, which includes a spouse card.

    As of August 31, 1997, Costco had approximately 4.0 million Business memberships and approximately 7.7 million Gold Star memberships. Members can utilize their memberships at any wholesale location.

LABOR

    As of August 31, 1997, Costco had approximately 57,000 employees, about 50% of which were part time. Approximately 12,500 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining hourly employees are non-union. Costco considers its employee relations to be good.

COMPETITION

    The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States and has expanded into food merchandising. Target has also emerged as a significant retail competitor. Approximately 750 warehouse clubs exist across the U.S. and Canada, including the 254 warehouses operated by the Company in North America; and every major metropolitan area has some, if not several, club operations. Low cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in stores such as The Sharper Image, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates in Arizona, California and Florida, are capturing an increasingly greater share of the institutional food business from wholesale operators and others; and many supermarkets now offer food lines in bulk sizes and at prices comparable to those offered by the Company. (See "Item--7 Management's Discussion and Analysis of Financial Condition and Results of Operations")

REGULATION

    Certain state laws require that the Company apply minimum markups to its selling prices for specific goods, such as tobacco products and alcoholic beverages. While compliance with such laws may cause the Company to charge somewhat higher prices than it otherwise would charge, other retailers are also typically governed by the same restrictions, and the Company believes that compliance with such laws does not have a material adverse effect on its operations.

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

ITEM 2--PROPERTIES

WAREHOUSE PROPERTIES

    At August 31, 1997, Costco operated 261 warehouse clubs: 200 in the United States (in 23 states); 54 in Canada (in 9 Canadian provinces); six in the United Kingdom; and one in Taiwan--mainly under the "Costco Wholesale" name. The following is a summary of owned and leased warehouses by region:

                              NUMBER OF WAREHOUSES

                                                      OWN LAND AND       LEASE LAND AND/OR
                                                        BUILDING             BUILDING            TOTAL
                                                    -----------------  ---------------------     -----
UNITED STATES.....................................            160                   40               200
CANADA............................................             43                   11                54
UNITED KINGDOM....................................              6                   --                 6
TAIWAN............................................             --                    1                 1
                                                              ---                  ---               ---
    Total.........................................            209                   52               261
                                                              ---                  ---               ---
                                                              ---                  ---               ---

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 1997:

                                                                                                             TOTAL
                                                                               OTHER                     WAREHOUSES IN
OPENINGS BY FISCAL YEAR                     UNITED STATES      CANADA      INTERNATIONAL      TOTAL        OPERATION
----------------------------------------  -----------------  -----------  ---------------     -----     ---------------
1992 and prior..........................            147              23             --            170            170
1993....................................             23               7             --             30            200
1994....................................             12               7              2             21            221
1995....................................              9               8              2             19            240
1996....................................              1              10              1             12            252
1997....................................              8              (1)             2              9            261
1998 (through 12/31/97).................              4               2              1              7            268
                                                    ---             ---            ---            ---
    Total...............................            204              56              8(a)         268
                                                    ---             ---            ---            ---
                                                    ---             ---            ---            ---

------------------------

(a) As of August 31, 1997, the Company operated (through a 50%-owned joint venture) thirteen warehouses in Mexico (one opened in fiscal 1992, two opened in fiscal 1993, five opened in fiscal 1994, and five opened in fiscal
    1995). An additional warehouse was opened in Monterrey, Mexico in September, 1997. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore their operations are not consolidated in the Company's financial statements. Additionally, the Company operates two warehouses in Korea under a licensing agreement. These warehouses are not included in the number of warehouses open in any period because the arrangement is accounted for as a licensing agreement.

    The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses and operates various processing and packaging facilities to support ancillary businesses.

DISCONTINUED OPERATIONS--NON-CLUB REAL ESTATE SEGMENT

    As a result of the 1995 spin-off of Price Enterprises, the Company's business now consists primarily of its warehouse club operations in the United States, Canada and the United Kingdom; and the Company has ceased to have any significant real estate activities that are not directly related to its warehouse club business.

ITEM 3--LEGAL PROCEEDINGS

    On April 6, 1992, The Price Company was served with a Complaint in an action entitled FECHT ET AL. v. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, The Price Company was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of The Price Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to The Price Company's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In February 1997, the Court granted the plaintiffs' motion for certification of a class consisting of all purchasers of the common stock of The Price Company from April 3, 1991 through April 2, 1992. The Company believes that this lawsuit is without merit and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on January 21, 1998, at the Meydenbauer Center Hall in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the names, ages and positions of the executive officers of the registrant.

             NAME               AGE                POSITION WITH COMPANY
------------------------------  ---  --------------------------------------------------
James D. Sinegal                61   President and Chief Executive Officer
Jeffrey H. Brotman              55   Chairman of the Board
Richard D. DiCerchio            54   Sr. Executive Vice President, Chief Operating
                                       Officer-- Merchandising, Distribution,
                                       Construction and Marketing
Richard A. Galanti              41   Executive Vice President and Chief Financial
                                       Officer
Franz E. Lazarus                50   Executive Vice President--International Operations
David B. Loge                   55   Executive Vice President--Manufacturing and
                                       Ancillary Businesses
Walter C. Jelinek               45   Executive Vice President, Chief Operating
                                       Officer--Northern Division
Edward B. Maron                 70   Executive Vice President, Chief Operating
                                       Officer--Canadian Division
Joseph P. Portera               44   Executive Vice President, Chief Operating
                                       Officer--Eastern Division
Dennis R. Zook                  48   Executive Vice President, Chief Operating
                                       Officer--Southern Division

    James D. Sinegal has been President, Chief Executive Officer and a director of the Company since October 1993 upon consummation of the Merger of Costco Wholesale Corporation and The Price Company. From its inception until 1993, he was President and Chief Operating Officer of Costco Wholesale Corporation and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal was a co-founder of Costco Wholesale Corporation and has been a director since its inception.

    Jeffrey H. Brotman is a native of the Pacific Northwest and is a 1967 graduate of the University of Washington Law School. Mr. Brotman was a founder and Chairman of the Board of Costco Wholesale Corporation from its inception. Upon the consummation of the Merger, Mr. Brotman became the Vice Chairman of the Company, and has served as Chairman since December, 1994. Mr. Brotman is a founder of a number of other specialty retail chains. He is a director of Starbucks Corp., the Sweet Factory and Garden Botanika, and serves as an Advisory Board Member of Seafirst Bank.

    Richard D. DiCerchio was named Senior Executive Vice President of the Company in 1997. He has been Executive Vice President and Chief Operating Officer--Merchandising, Distribution, Construction and Marketing and a director of the Company since October 1993. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer--Northern Division. He was appointed Chief Operating Officer--Western Region of Costco Wholesale Corporation in August 1992 and was appointed Executive Vice President and director of Costco Wholesale Corporation in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco Wholesale Corporation. He joined Costco Wholesale Corporation as Vice President, Operations in May 1983.

    Richard A. Galanti has been Executive Vice President and Chief Financial Officer of the Company since the Merger and has been a director of the Company since January 1995. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco Wholesale Corporation since January 1985, having joined Costco Wholesale Corporation as Vice President--Finance in March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Galanti also currently serves as a director of Hollywood Entertainment Corporation.

    Franz E. Lazarus was named Executive Vice President--International Operations in September 1995, prior to which he had served as Executive Vice President, Chief Operating Officer--Northern Division of the Company since August 1994 and Executive Vice President, Chief Operating Officer--Eastern Division since the Merger. He was named Executive Vice President, Chief Operating Officer--East Coast Operations of Costco Wholesale Corporation in August 1992. Mr. Lazarus joined Costco Wholesale Corporation in November 1983 and has held various management positions prior to his current position.

    David B. Loge has been Executive Vice President--Manufacturing and Ancillary Businesses since August 1994. Mr. Loge joined The Price Company as a Director of Price Club Industries in March 1989 and became a Vice President of The Price Company and President of Price Club Industries in December 1990. Prior to joining The Price Company, he served as Vice President of Operations of Sundale Beverage in Belmont, California.

    Walter C. ("Craig") Jelinek has been Executive Vice President, Chief Operating Officer--Northern Division since September 1995. He had been Senior Vice President, Operations--Northwest Region since September 1992. From May 1986 to September 1994 he was Vice President, Regional Operations Manager--Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

    Edward B. Maron has been Executive Vice President, Chief Operating Officer--Canadian Division of the Company since the Merger. He had been Senior Vice President--Canadian Division of Costco Wholesale Corporation since April 1990. He has held various management positions since joining Costco Wholesale Corporation in June 1985.

    Joseph P. Portera has been Executive Vice President, Chief Operating Officer--Eastern Division of the Company since August 1994. He was Senior Vice President, Operations--Northern California Region from October 1993 to August 1994. From August 1991 to October 1993 he was Senior Vice President, Merchandising--Non Foods of Costco Wholesale Corporation, and has held various management positions since joining Costco Wholesale Corporation in April 1984.

    Dennis R. Zook has been Executive Vice President, Chief Operating Officer--Southern Division of the Company since the Merger. He was Executive Vice President of The Price Company since February 1989. Mr. Zook became Vice President of West Coast Operations of The Price Company in

October 1988 and has held various management positions since joining The Price Company in October 1981.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Trading in Costco Common Stock commenced on October 22, 1993, as Price/Costco, Inc. quoted on The Nasdaq Stock Market's National Market under the symbol "PCCW". On January 29, 1997, the shareholders of the Company approved a name change to Costco Companies, Inc. The stock is now quoted on The Nasdaq Stock Market's National Market under the symbol "COST."

    The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 1995 through October 31, 1997. The quotations are as reported in published financial sources.

                                                    COSTCO COMMON STOCK
                                                    -------------------
                                                      HIGH       LOW
                                                    --------     ---
Calendar Quarters--1995
  First Quarter...................................   15  1/8    12
  Second Quarter..................................   16  5/8    13  5/16
  Third Quarter...................................   19  1/2    16  1/4
  Fourth Quarter..................................   17  3/4    14  3/8
Calendar Quarters--1996
  First Quarter...................................   19  1/2    14  3/4
  Second Quarter..................................   21  5/8    17  1/2
  Third Quarter...................................   22  1/8    19  3/4
  Fourth Quarter..................................   25  5/8    19  1/8
Calendar Quarters--1997
  First Quarter...................................   30         24  1/8
  Second Quarter..................................   35  3/16   26  7/8
  Third Quarter...................................   39  1/8    31  7/16
  Fourth Quarter (through October 31, 1997).......   39  5/8    35  1/8

    On October 31, 1997, the Company had 7,611 stockholders of record.

                                DIVIDEND POLICY

    Costco does not pay regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6--SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended August 31, 1997, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of Costco for fiscal 1997.

                             COSTCO COMPANIES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        52 WEEKS     52 WEEKS      53 WEEKS     52 WEEKS    52 WEEKS    52 WEEKS     52 WEEKS
                                         ENDED        ENDED         ENDED        ENDED       ENDED       ENDED        ENDED
                                       AUGUST 31,  SEPTEMBER 1,  SEPTEMBER 3,  AUGUST 28,  AUGUST 29,  AUGUST 30,  SEPTEMBER 1,
                                          1997         1996          1995         1994        1993        1992         1991
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
OPERATING DATA
Revenue
  Net sales..........................  $21,484,118  $19,213,866   $17,905,926  $16,160,911 $15,154,685 $13,820,380  $11,813,509
  Membership fees and other..........     390,286      352,590       341,360      319,732     309,129     276,998      228,742
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
  Total revenue......................  21,874,404   19,566,456    18,247,286   16,480,643  15,463,814  14,097,378   12,042,251
Operating expenses
  Merchandise costs..................  19,314,485   17,345,315    16,225,848   14,662,891  13,751,153  12,565,463   10,755,823
  Selling, General &
    Administrative...................   1,876,759    1,691,187     1,555,588    1,425,549   1,314,660   1,128,898      934,120
  Preopening expenses................      27,448       29,231        25,018       24,564      28,172      25,595       16,289
  Provision for impaired assets and
    warehouse closing costs..........      75,000(a)      10,000       7,500        7,500       5,000       2,000        1,850
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
  Operating income...................     580,712      490,723       433,332      360,139     364,829     375,422      334,169
Other income (expense)
  Interest expense...................     (76,281)     (78,078)      (67,911)     (50,472)    (46,116)    (35,525)     (26,041)
  Interest income and other..........      15,898       10,832         2,783       13,888      17,750      28,958       33,913
  Provision for merger and
    restructuring expenses...........          --           --            --     (120,000)         --          --           --
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
Income from continuing operations
  before provision for income
  taxes..............................     520,329      423,477       368,204      203,555     336,463     368,855      342,041
Provision for income taxes...........     208,132      174,684       150,963       92,657     133,620     145,833      134,748
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
Income from continuing operations....     312,197      248,793       217,241      110,898     202,843     223,022      207,293
Discontinued operations:
    Income (loss), net of tax........          --           --            --      (40,766)     20,404      19,385       11,566
    Loss on disposal.................          --           --       (83,363)    (182,500)         --          --           --
  Extraordinary items................          --           --            --           --          --          --           --
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
  Net income (loss)..................  $  312,197   $  248,793    $  133,878   $ (112,368) $  223,247  $  242,407   $  218,859
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
Per Share Data--Fully Diluted
  Income from continuing
    operations.......................  $     1.46   $     1.22    $     1.05   $     0.51  $     0.92  $     0.98   $     0.93
Discontinued Operations:
  Income (loss), net of tax..........          --           --            --        (0.19)       0.08        0.08         0.05
  Loss on Disposal...................          --           --         (0.37)       (0.83)         --          --           --
Extraordinary items..................          --           --            --           --          --          --           --
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
  Net income (loss)..................  $     1.46   $     1.22    $     0.68   $    (0.51) $     1.00  $     1.06   $     0.98
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
                                       ----------  ------------  ------------  ----------  ----------  ----------  ------------
  Shares used in calculation.........     226,195      218,363       224,079      219,334     240,162     245,090      234,202

                                         52 WEEKS      53 WEEKS     52 WEEKS
                                          ENDED         ENDED         ENDED
                                       SEPTEMBER 2,  SEPTEMBER 3,  AUGUST 28,
                                           1990          1989         1988
                                       ------------  ------------  -----------
OPERATING DATA
Revenue
  Net sales..........................   $9,346,099    $7,844,539    $6,042,159
  Membership fees and other..........      185,144       157,621      125,985
                                       ------------  ------------  -----------
  Total revenue......................    9,531,243     8,002,160    6,168,144
Operating expenses
  Merchandise costs..................    8,518,951     7,168,907    5,531,626
  Selling, General &
    Administrative...................      719,446       590,465      458,013
  Preopening expenses................       11,691        11,685        6,509
  Provision for impaired assets and
    warehouse closing costs..........        6,000         1,609        4,000
                                       ------------  ------------  -----------
  Operating income...................      275,155       229,494      167,996
Other income (expense)
  Interest expense...................      (18,769)      (24,583)     (20,949)
  Interest income and other..........       19,239        24,275       22,341
  Provision for merger and
    restructuring expenses...........           --            --           --
                                       ------------  ------------  -----------
Income from continuing operations
  before provision for income
  taxes..............................      275,625       229,186      169,388
Provision for income taxes...........      107,899        88,742       67,533
                                       ------------  ------------  -----------
Income from continuing operations....      167,726       140,444      101,855
Discontinued operations:
    Income (loss), net of tax........        6,854         3,600           --
    Loss on disposal.................           --            --           --
  Extraordinary items................           --            --        2,856
                                       ------------  ------------  -----------
  Net income (loss)..................   $  174,580    $  144,044    $ 104,711
                                       ------------  ------------  -----------
                                       ------------  ------------  -----------
Per Share Data--Fully Diluted
  Income from continuing
    operations.......................   $     0.79    $     0.69    $    0.56
Discontinued Operations:
  Income (loss), net of tax..........         0.03          0.02           --
  Loss on Disposal...................           --            --           --
Extraordinary items..................           --            --         0.02
                                       ------------  ------------  -----------
  Net income (loss)..................   $     0.82    $     0.71    $    0.58
                                       ------------  ------------  -----------
                                       ------------  ------------  -----------
  Shares used in calculation.........      219,532       212,772      181,336

------------------------------

(a) Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.17 per share) charge for asset impairment.

                             COSTCO COMPANIES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE DATA)

                                       AUGUST 31,    SEPTEMBER 1,   SEPTEMBER 3,    AUGUST 28,     AUGUST 29,     AUGUST 30,
                                          1997           1996           1995           1994           1993           1992
                                      ------------   ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA
  Working capital (deficit).........  $    145,903   $    56,710    $     9,381    $   (113,009)  $    127,312   $    281,592
  Property and equipment, net.......     3,154,634     2,888,310      2,535,593       2,146,396      1,966,601      1,704,052
  Total assets......................     5,476,314     4,911,861      4,437,419       4,235,659      3,930,799      3,576,543
  Short-term debt...................        25,460        59,928         75,725         149,340         23,093             --
  Long-term debt and capital lease
    obligations, net................       917,001     1,229,221      1,094,615         795,492        812,576        813,976
  Stockholders' equity(a)(b)........  $  2,468,116   $ 1,777,798    $ 1,530,744    $  1,684,960   $  1,796,728   $  1,593,943
WAREHOUSES IN OPERATION
  Beginning of year.................           252           240            221             200            170            140
  Opened(c).........................            17            20             24              29             37             31
  Closed(d).........................            (8)           (8)            (5)             (8)            (7)            (1)
                                      ------------   ------------   ------------   ------------   ------------   ------------
  End of Year.......................           261           252            240             221            200            170
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

                                      SEPTEMBER 1,   SEPTEMBER 2,   SEPTEMBER 3,    AUGUST 28,
                                          1991           1990           1989           1988
                                      ------------   ------------   ------------   ------------
BALANCE SHEET DATA
  Working capital (deficit).........  $   304,703    $    14,342    $   103,252    $    208,569
  Property and equipment, net.......    1,183,432        935,767        752,912         511,784
  Total assets......................    2,986,094      2,029,931      1,740,332       1,445,814
  Short-term debt...................           --        139,414        114,000              --
  Long-term debt and capital lease
    obligations, net................      500,440        199,506        234,017         327,760
  Stockholders' equity(a)(b)........  $ 1,429,703    $   988,458    $   777,730    $    585,598
WAREHOUSES IN OPERATION
  Beginning of year.................          119            104             84              77
  Opened(c).........................           23             19             20              10
  Closed(d).........................           (2)            (4)            --              (3)
                                      ------------   ------------   ------------   ------------
  End of Year.......................          140            119            104              84
                                      ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------

--------------------------

(a) In 1989 The Price Company paid to its shareholders a one-time special cash dividend of $74,621 or $1.50 per share of The Price Company Common Stock.

(b) In 1989 stockholders' equity reflects a $20,100 reduction of retained earnings related to conforming The Price Company's accounting for income tax method to Costco Wholesale Corporation's accounting for income tax method as of fiscal 1989.

(c) Includes relocations as well as new warehouse openings.

(d) Includes relocations as well as outright closings.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1997 (52 WEEKS) AND FISCAL 1996 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1997 reflect net income of $312,197 or $1.46 per share (fully diluted), compared to a fiscal 1996 net income of $248,793, or $1.22 per share (fully diluted). The net income for fiscal 1997 includes a non-cash, pre-tax charge of $65,000 ($38,675 after-tax, or $.17 per share) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of the Financial Accounting Standards Board Statement No. 121. In addition, net income was impacted by one-time, pre-tax charges of approximately $13,000 ($7,800 after-tax, or $.03 per share) related to the call and majority redemption of $764,000 of convertible subordinated debentures.

    Net sales increased 12% to $21,484,118 in fiscal 1997 from $19,213,866 in fiscal 1996. This increase was due to: (i) first year sales at the 17 new warehouses opened during fiscal 1997, which increase was partially offset by eight warehouses closed during fiscal 1997 that were in operation during fiscal 1996; (ii) increased sales at 20 warehouses that were opened in fiscal 1996 and that were in operation for the entire 1997 fiscal year; and (iii) higher sales at existing locations opened prior to fiscal 1996. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at a 9% annual rate in fiscal 1997 compared to a 5% annual rate during fiscal 1996. The improvement in comparable sales levels in fiscal 1997, as compared to fiscal 1996, reflected continued marketing and merchandising efforts, including the expansion of various ancillary businesses at certain existing locations.

    Membership fees and other revenue increased 11% to $390,286, or 1.82% of net sales, in fiscal 1997 from $352,590, or 1.84% of net sales, in fiscal 1996. This increase is primarily due to membership sign-ups at the 17 new warehouses opened in fiscal 1997. The decrease as percent of sales is due to increasing sales volumes.

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $2,169,633, or 10.10% of net sales, in fiscal 1997 from $1,868,551, or 9.73% of net sales, in fiscal 1996. Gross margin as a percentage of net sales increased due to greater purchasing power, favorable inventory shrink results, the expanded use of the Company's depot facilities, and improved performance of the Company's international operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. For both fiscal 1997 and 1996 there was no LIFO charge due to the use of the LIFO method compared to the first-in, first-out (FIFO) method.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.74% during fiscal 1997 from 8.80% during fiscal 1996, primarily reflecting the increase in comparable warehouse sales noted above; and a year-over-year improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $27,448, or 0.13% of net sales, during fiscal 1997 and $29,231, or 0.15% of net sales, during fiscal 1996. During fiscal 1997, the Company opened 17 new warehouses compared to 20 new warehouses during fiscal 1996.

    The provision for impaired assets and warehouse closing costs includes the non-cash, pre-tax charge of $65,000 ($38,675 after-tax, or $.17 per share) for the impairment of long-lived assets, discussed above, and a pre-tax provision for warehouse closing costs of $10,000, or $.03 per share, during fiscal 1997. The provision for warehouse closing costs includes estimated closing costs for certain warehouses, which were or will be replaced by new warehouses. Warehouse closing costs were $10,000 (pre-tax), or $.03 per share, in fiscal 1996.

    Interest expense totaled $76,281 in fiscal 1997, and $78,078 in fiscal 1996. The decrease in interest expense is primarily related to the call for redemption of three convertible subordinated debenture issues during fiscal 1997. Both the Company's 6 3/4% ($285,100 principal amount), and 5 1/2% ($179,300 principal amount) debentures were called for redemption in the second quarter of fiscal 1997. Approximately $302,000 of these two series of debentures were converted into common stock, thereby eliminating future interest payments associated therewith. The 5 3/4% ($300,000 principal amount) debentures were called for redemption in the fourth quarter of fiscal 1997. The reduction in interest expense related to the three redemptions was partially offset by the one-time costs of the redemption call premiums and write-offs of unamortized issuance costs associated with the redemptions of these convertible subordinated debentures. Also, in the fourth quarter of fiscal 1997, the Company issued $900,000 (principal amount at maturity) of Zero Coupon Convertible Subordinated Notes, priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,600, approximately $312,000 of which was used to redeem the 5 3/4% convertible subordinated debentures referred to above.

    Interest income and other totaled $15,898 in fiscal 1997 compared to $10,832 in fiscal 1996. The increase was primarily due to the Company terminating certain unconsolidated joint ventures which had been incurring losses and improved earnings in its Mexico joint venture operation.

    The effective income tax rate on earnings in fiscal 1997 was 40.0% compared to a 41.25% effective tax rate in fiscal 1996. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

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

CONTINUING OPERATIONS

    Income from continuing operations for fiscal 1996 was $248,793, or $1.22 per share (fully diluted), compared to income from continuing operations for fiscal 1995 of $217,241, or $1.05 per share.

    Net sales increased 7% to $19,213,866 in fiscal 1996 (a 52-week year) from $17,905,926 in fiscal 1995 (a 53-week year). This increase was due to: (i) first year sales at the 20 new warehouses opened during fiscal 1996, which increase was partially offset by eight warehouses closed during fiscal 1996 that were in operation during fiscal 1995; (ii) increased sales at 24 warehouses that were opened in fiscal 1995 and that were in operation for the entire 1996 fiscal year; and (iii) higher sales at existing locations opened prior to fiscal 1995. Changes in prices did not materially impact sales levels.

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

    Membership fees and other revenue increased 3% to $352,590, or 1.84% of net sales, in fiscal 1996 from $341,360, or 1.91% of net sales, in fiscal 1995. This increase was primarily due to membership sign-ups at the 20 new warehouses opened in fiscal 1996. Effective with renewals in the United States, subsequent to April 1, 1996, the Company increased the annual membership fee for its Business "Add-on" members from $15 to $20. There were approximately 3.4 million "Add-on" members as of fiscal 1996 year-end.

    Gross margin (defined as net sales minus merchandise costs) increased 11% to $1,868,551, or 9.73% of net sales, in fiscal 1996 from $1,680,078, or 9.38% of net sales, in fiscal 1995. Gross margin as a percentage of net sales increased due to greater purchasing power realized since the merger of Costco Wholesale Corporation and The Price Company, favorable inventory shrink results, the expanded use of the Company's depot facilities and increased sales penetration of certain ancillary businesses. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. For fiscal 1996 there was no LIFO charge due to the use of the LIFO method compared to the first-in, first-out (FIFO) method. This compares to a $9,500 LIFO charge, or $.03 per share (fully diluted), in fiscal 1995.

    Selling, general and administrative expenses as a percent of net sales increased to 8.80% during fiscal 1996 from 8.69% during fiscal 1995, primarily reflecting higher expenses associated with international expansion and certain ancillary operations. In addition, as a result of a strong second half performance, the Company achieved its annual profit goals for the 1996 fiscal year, resulting in a year-over-year increase of $11,200 in the employee bonus accrual, which covers bonuses payable to more than seven hundred management employees participating in the Company's Annual Bonus Plan.

    Preopening expenses totaled $29,231, or 0.15% of net sales, during fiscal 1996 and $25,018, or 0.14% of net sales, during fiscal 1995. During fiscal 1996, the Company opened 20 new warehouses compared to 24 new warehouses opened during fiscal 1995. Fiscal 1996 preopening expenses also included an increased level of costs associated with remodeling and expanding fresh foods and ancillary operations at existing warehouses.

    The Company recorded a pre-tax provision for warehouse closing costs of $10,000, or $.03 per share, on an after-tax basis (fully diluted) in fiscal 1996. The provision included estimated closing costs for certain warehouses, which were or will be replaced by new warehouses, the closing of a regional office and additional costs related to warehouse clubs closed in prior years. Warehouse closing costs were $7,500 (pre-tax), or $.02 per share, in fiscal 1995.

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

    Interest income and other totaled $10,832 in fiscal 1996, and $2,783 in fiscal 1995. This increase was primarily due to the Company reflecting a reduction in its share of losses in certain unconsolidated joint ventures, (primarily PriceQuest) and an increase in income from its joint venture with Price Club Mexico.

    In fiscal 1996 and 1995, the effective income tax rate on income from continuing operations before provision for income taxes was 41.25% and 41.00% respectively.

    Discontinued operations in fiscal 1995 included a non-cash charge of $83,363, or $.37 per share, reflecting the final calculation for the loss on disposal of the discontinued real estate operations. These charges related to the transfer of the Company's commercial real estate operations, together with certain other assets, to Price Enterprises as part of the Exchange Transaction. The Exchange Transaction was completed on December 20, 1994, and the estimated loss on disposal was adjusted to actual. For a more detailed discussion of the Exchange Transaction, see "Note 2--Spin-off of Price Enterprises, Inc. and Discontinued Operations."

RECENT SALES RESULTS
  (DOLLARS IN THOUSANDS)

    Costco's net sales for the nine-week period ended November 2, 1997 were approximately $3,860,000, an increase of 11% from approximately $3,470,000 for the same nine-week period of the prior fiscal year.

Comparable warehouse sales (sales in warehouses open for at least a year) increased by eight percent during the nine-week period.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $450,000 during fiscal 1998 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $80,000 to $100,000 for international expansion, including Mexico, the United Kingdom, Asia and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $175,508 at August 31, 1997); if necessary, short-term borrowings under revolving credit facilities and/or commercial paper facilities; and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 1998 are to open approximately 20 new warehouse clubs, including one or two relocations. The Company expects to continue expansion of its international operations and plans to open one or two additional units in the United Kingdom through its 60%-owned subsidiary during fiscal 1998. Additionally the Company expects to open one warehouse in Taiwan through a joint venture. Other international markets are being assessed, particularly in the Pacific Rim.

    The Company has entered into a purchase agreement with Hechinger Company to acquire seven of Hechinger's locations in Michigan. The acquisition is subject to certain conditions including third party approvals and permits. The Company intends to invest approximately $80,000 in these facilities, including the initial warehouse purchase and remodeling costs and working capital requirements.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April 1995. As of August 31, 1997, Price Club Mexico operated 13 Price Club warehouses in Mexico and one additional warehouse was opened in September 1997.

COMMERCIAL PAPER PROGRAMS AND BANK CREDIT FACILITIES (ALL AMOUNTS STATED IN US
  DOLLARS)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. At August 31, 1997, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, of which $61,000 expires in March 1998 and $40,000 expires in March 1999. At August 31, 1997, no amount was outstanding under the bank credit facility and $25,460 was outstanding under the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $254,000. The outstanding commitments under these facilities at August 31, 1997 totaled approximately $184,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

REDEMPTION/CONVERSION OF CONVERTIBLE SUBORDINATED DEBENTURES

    On November 19, 1996, The Price Company, a wholly-owned subsidiary of the Company, called for redemption all $285,100 of its 6 3/4% Convertible Subordinated Debentures due 2001. On the redemption date, December 4, 1996, approximately $159,400 principal amount of the Debentures were converted into approximately 7.1 million shares of Costco Common Stock and the remaining $125,700 of Debentures were redeemed at a total cost of $130,300 (including accrued interest and redemption premium). The redemption portion of the transaction was initially financed with short-term bank borrowings.

    On December 16, 1996, The Price Company called for redemption all $179,300 of its 5 1/2% Convertible Subordinated Debentures due 2012. On the redemption date, January 6, 1997, approximately $142,700 principal amount of the Debentures were converted into approximately 6.0 million shares of Costco Common Stock and the remaining $36,600 of Debentures were redeemed at a total cost of $37,500 (including accrued interest and redemption premium). The redemption portion of the transaction was paid with cash on hand.

    On August 4, 1997, Costco Wholesale Corporation, a wholly-owned subsidiary of the Company, called for redemption all $300,000 of its 5 3/4% Convertible Subordinated Debentures due 2002. On the redemption date, August 21, 1997, virtually all of the Debentures were redeemed at a total cost of $312,000 (including accrued interest and redemption premium). The transaction was financed with proceeds from the issuance of 3 1/2% Zero Coupon Convertible Subordinated Notes (see below).

    On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity of Zero Coupon Subordinated Notes (the "Notes") due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 10,219,090 shares of Costco Common Stock at an initial conversion price of $44.00 per share. Holders of the notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2002, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. Approximately $312,000 of the proceeds from the offering were used to redeem Costco Wholesale Corporation's $300,000 principal amount of 5 3/4% Convertible Subordinated Debentures due 2002, including the redemption premium and accrued interest. The remaining proceeds will be used for general corporate purposes.

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during 1997 was immaterial to the Company's results of operations or its financial position.

FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables in relation to inventory than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches or exceeds the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). Working capital totaled approximately $146,000 at August 31, 1997, compared to working capital of $57,000 at September 1, 1996. The increase in net working capital was primarily due to an increase in cash and cash equivalents of approximately $74,000, an increase in owned inventories (inventories less accounts payable) of approximately $27,000, increases in receivables and other current assets of approximately $22,000, reductions in short-term borrowings of approximately $34,000, offset by increases in accrued salaries and benefits of approximately $46,000 and increases in other current liabilities of approximately $23,000.

    Net cash provided by operating activities totaled $590,249 in fiscal 1997 compared to $426,359 in fiscal 1996. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash provision for asset impairments, and decreased owned inventory during fiscal 1997 compared to fiscal 1996.

    Net cash used in investing activities totaled $543,173 in fiscal 1997 compared to $543,249 in fiscal 1996. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $553,374 and $506,782 in fiscal 1997 and 1996, respectively. Additionally, the Company received proceeds from the sale of property and equipment of $40,946 in fiscal 1997 compared to $4,665 in fiscal 1996.

    Net cash provided by financing activities totaled $25,144 in fiscal 1997 compared to $173,749 in fiscal 1996. This decrease is due to the redemption of the convertible debentures in fiscal 1997, partially offset by utilizing short-term borrowings and issuing the Zero Coupon Subordinated Notes.

    The Company's balance sheet as of August 31, 1997 reflects a $564,453 or 11% increase in total assets since September 1, 1996. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program.

ITEM 8--FINANCIAL STATEMENTS

    Financial statements of Costco are as follows:

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................   22
Consolidated Balance Sheets, as of August 31, 1997 and September 1,
 1996.....................................................................   23
Consolidated Statements of Operations, for the 52 weeks ended August 31,
 1997 and
 September 1, 1996, and the 53 weeks ended September 3, 1995..............   24
Consolidated Statements of Stockholders' Equity, for the 52 weeks ended
 August 31, 1997 and
 September 1, 1996, and the 53 weeks ended September 3, 1995..............   25
Consolidated Statements of Cash Flows, for the 52 weeks ended August 31,
 1997 and
 September 1, 1996, and the 53 weeks ended September 3, 1995..............   26
Notes to Consolidated Financial Statements................................   27

ITEM 9--CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the executive officers of the Registrant, see Item--4A "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 21, 1998, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 21, 1998, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 21, 1998 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 21, 1998 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

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

    (b) Current Report on Form 8-K was filed on August 18, 1997, reporting Item
       5.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 1997

                                          COSTCO COMPANIES, INC.

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

       By           /s/ JAMES D. SINEGAL          November 7, 1997
 ---------------------------------------------
                James D. Sinegal
       PRESIDENT, CHIEF EXECUTIVE OFFICER
                  AND DIRECTOR

       By          /s/ JEFFREY H. BROTMAN         November 7, 1997
 ---------------------------------------------
               Jeffrey H. Brotman
             CHAIRMAN OF THE BOARD

      By         /s/ RICHARD D. DICERCHIO         November 7, 1997
 ---------------------------------------------
              Richard D. DiCerchio
 SR. EXECUTIVE VICE PRESIDENT, CHIEF OPERATING
      OFFICER-MERCHANDISING, DISTRIBUTION,
    CONSTRUCTION AND MARKETING AND DIRECTOR

       By          /s/ RICHARD A. GALANTI         November 7, 1997
 ---------------------------------------------
               Richard A. Galanti
   EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
   OFFICER AND DIRECTOR (PRINCIPAL FINANCIAL
                    OFFICER)

       By          /s/ DAVID S. PETTERSON         November 7, 1997
 ---------------------------------------------
               David S. Petterson
      SENIOR VICE PRESIDENT AND CONTROLLER
         (PRINCIPAL ACCOUNTING OFFICER)

       By          /s/ HAMILTON E. JAMES          November 7, 1997
 ---------------------------------------------
               Hamilton E. James
                    DIRECTOR

       By         /s/ RICHARD M. LIBENSON         November 7, 1997
 ---------------------------------------------
              Richard M. Libenson
                    DIRECTOR

       By          /s/ JOHN W. MEISENBACH         November 7, 1997
 ---------------------------------------------
               John W. Meisenbach
                    DIRECTOR

       By          /s/ CHARLES T. MUNGER          November 7, 1997
 ---------------------------------------------
               Charles T. Munger
                    DIRECTOR

      By        /s/ FREDERICK O. PAULSELL         November 7, 1997
 ---------------------------------------------
             Frederick O. Paulsell
                    DIRECTOR

      By          /s/ JILL S. RUCKELSHAUS         November 7, 1997
 ---------------------------------------------
              Jill S. Ruckelshaus
                    DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Costco Companies, Inc.:

    We have audited the accompanying consolidated balance sheets of Costco Companies, Inc. (a Delaware corporation) and subsidiaries (Costco) as of August 31, 1997 and September 1, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the 52 weeks ended August 31, 1997 and September 1, 1996, and the 53 weeks ended September 3, 1995. These financial statements are the responsibility of Costco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costco as of August 31, 1997 and September 1, 1996, and the results of its operations and its cash flows for the 52 weeks ended August 31, 1997 and September 1, 1996, and the 53 weeks ended September 3, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
October 13, 1997

                             COSTCO COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
                                     ASSETS

                                                                                        AUGUST 31,   SEPTEMBER 1,
                                                                                           1997          1996
                                                                                        -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents...........................................................  $   175,508   $  101,955
  Receivables, net....................................................................      147,133      137,467
  Merchandise inventories, net........................................................    1,686,525    1,500,842
  Other current assets................................................................      100,784       88,040
                                                                                        -----------  ------------
    Total current assets..............................................................    2,109,950    1,828,304
                                                                                        -----------  ------------
PROPERTY AND EQUIPMENT
  Land and land rights................................................................    1,094,607    1,055,208
  Buildings and leasehold and land improvements.......................................    1,933,740    1,667,697
  Equipment and fixtures..............................................................      840,578      716,448
  Construction in progress............................................................       81,417      104,183
                                                                                        -----------  ------------
                                                                                          3,950,342    3,543,536
  Less-accumulated depreciation and amortization......................................     (795,708)    (655,226)
                                                                                        -----------  ------------
    Net property and equipment........................................................    3,154,634    2,888,310
                                                                                        -----------  ------------
OTHER ASSETS..........................................................................      211,730      195,247
                                                                                        -----------  ------------
                                                                                        $ 5,476,314   $4,911,861
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank checks outstanding.............................................................  $    14,930   $   22,330
  Short-term borrowings...............................................................       25,460       59,928
  Accounts payable....................................................................    1,379,379    1,220,426
  Accrued salaries and benefits.......................................................      302,681      256,951
  Accrued sales and other taxes.......................................................       90,774       84,545
  Other current liabilities...........................................................      150,823      127,414
                                                                                        -----------  ------------
    Total current liabilities.........................................................    1,964,047    1,771,594
LONG-TERM DEBT........................................................................      917,001    1,229,221
DEFERRED INCOME TAXES.................................................................       33,544       56,734
OTHER LIABILITIES.....................................................................        5,423        4,168
                                                                                        -----------  ------------
    Total liabilities.................................................................    2,920,015    3,061,717
                                                                                        -----------  ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST.....................................................................       88,183       72,346
                                                                                        -----------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and
    outstanding.......................................................................           --           --
  Common stock $.01 par value; 900,000,000 shares authorized; 213,593,000 and
    196,436,000 shares issued and outstanding.........................................        2,136        1,964
  Additional paid-in capital..........................................................      706,324      321,832
  Accumulated foreign currency translation............................................      (78,426)     (71,883)
  Retained earnings...................................................................    1,838,082    1,525,885
                                                                                        -----------  ------------
    Total stockholders' equity........................................................    2,468,116    1,777,798
                                                                                        -----------  ------------
                                                                                        $ 5,476,314   $4,911,861
                                                                                        -----------  ------------
                                                                                        -----------  ------------

      The accompanying notes are an integral part of these balance sheets.

                             COSTCO COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      52 WEEKS       52 WEEKS       53 WEEKS
                                                                        ENDED          ENDED          ENDED
                                                                     AUGUST 31,    SEPTEMBER 1,   SEPTEMBER 3,
                                                                        1997           1996           1995
                                                                    -------------  -------------  -------------
REVENUE
  Net sales.......................................................  $  21,484,118  $  19,213,866  $  17,905,926
  Membership fees and other.......................................        390,286        352,590        341,360
                                                                    -------------  -------------  -------------
    Total revenue.................................................     21,874,404     19,566,456     18,247,286
OPERATING EXPENSES
  Merchandise costs...............................................     19,314,485     17,345,315     16,225,848
  Selling, general and administrative.............................      1,876,759      1,691,187      1,555,588
  Preopening expenses.............................................         27,448         29,231         25,018
  Provision for impaired assets and warehouse
    closing costs.................................................         75,000         10,000          7,500
                                                                    -------------  -------------  -------------
    Operating income..............................................        580,712        490,723        433,332
OTHER INCOME (EXPENSE)
  Interest expense................................................        (76,281)       (78,078)       (67,911)
  Interest income and other.......................................         15,898         10,832          2,783
                                                                    -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
  TAXES...........................................................        520,329        423,477        368,204
  Provision for income taxes......................................        208,132        174,684        150,963
                                                                    -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS.................................        312,197        248,793        217,241
DISCONTINUED OPERATIONS:
  Loss on disposal................................................             --             --        (83,363)
                                                                    -------------  -------------  -------------
NET INCOME........................................................  $     312,197(a) $     248,793 $     133,878
                                                                    -------------  -------------  -------------
                                                                    -------------  -------------  -------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE--
PRIMARY:
  Continuing operations:..........................................  $        1.47  $        1.24  $        1.06
                                                                    -------------  -------------  -------------
                                                                    -------------  -------------  -------------
FULLY DILUTED:
  Continuing operations:..........................................  $        1.46  $        1.22  $        1.05
  Discontinued operations:
    Loss on disposal..............................................             --             --          (0.37)
                                                                    -------------  -------------  -------------
  Net income......................................................  $        1.46(a) $        1.22 $        0.68
                                                                    -------------  -------------  -------------
                                                                    -------------  -------------  -------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $350,872 and $1.63, respectively, without the effect of adopting SFAS No. 121, using 226,195 fully-diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE 52 WEEKS ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996,
                    AND THE 53 WEEKS ENDED SEPTEMBER 3, 1995
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                                      COMMON STOCK      ADDITIONAL     FOREIGN
                                                  --------------------    PAID-IN      CURRENCY      RETAINED
                                                   SHARES     AMOUNT      CAPITAL    TRANSLATION     EARNINGS       TOTAL
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT AUGUST 28, 1994......................    217,795  $   2,178  $   582,148   $  (42,580)  $  1,143,214  $  1,684,960
  Stock options exercised including income tax
    benefits....................................        593          6        4,071           --             --         4,077
  Shares exchanged..............................    (23,224)      (232)    (282,230)          --             --      (282,462)
  Net income....................................         --         --           --           --        133,878       133,878
  Foreign currency translation adjustment.......         --         --           --       (9,709)            --        (9,709)
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 3, 1995....................    195,164      1,952      303,989      (52,289)     1,277,092     1,530,744
  Stock options exercised including income tax
    benefits....................................      1,272         12       17,843           --             --        17,855
  Net income....................................         --         --           --           --        248,793       248,793
  Foreign currency translation adjustment.......         --         --           --      (19,594)            --       (19,594)
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 1, 1996....................    196,436      1,964      321,832      (71,883)     1,525,885     1,777,798
  Stock options exercised including income tax
    benefits....................................      4,077         41       78,186           --             --        78,227
  Conversion of convertible debentures..........     13,080        131      306,306           --             --       306,437
  Net income....................................         --         --           --           --        312,197       312,197
  Foreign currency translation adjustment.......         --         --           --       (6,543)            --        (6,543)
                                                  ---------  ---------  -----------  ------------  ------------  ------------
BALANCE AT AUGUST 31, 1997......................    213,593  $   2,136  $   706,324   $  (78,426)  $  1,838,082  $  2,468,116
                                                  ---------  ---------  -----------  ------------  ------------  ------------
                                                  ---------  ---------  -----------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           52 WEEKS      52 WEEKS      53 WEEKS
                                                                             ENDED        ENDED         ENDED
                                                                          AUGUST 31,   SEPTEMBER 1,  SEPTEMBER 3,
                                                                             1997          1996          1995
                                                                          -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................................  $   312,197   $  248,793    $  133,878
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................      182,326      161,632       142,022
  Net (gain) loss on sale of property and equipment and other...........         (602)       3,494          (384)
  Provision for asset impairments.......................................       65,000           --            --
  Loss on disposal of discontinued operations...........................           --           --        83,363
  Decrease in deferred income taxes.....................................       (4,322)      (4,520)       (3,559)
  Change in receivables, other current assets, accrued and other current
    liabilities.........................................................       66,303      105,156       (81,729)
  Increase in merchandise inventories...................................     (189,323)     (82,411)     (160,114)
  Increase (decrease) in accounts payable...............................      162,628       (8,345)      155,851
  Other.................................................................       (3,958)       2,560         9,054
                                                                          -----------  ------------  ------------
    Total adjustments...................................................      278,052      177,566       144,504
                                                                          -----------  ------------  ------------
    Net cash provided by operating activities...........................      590,249      426,359       278,382
                                                                          -----------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment...................................     (553,374)    (506,782)     (530,638)
  Proceeds from the sale of property and equipment......................       40,946        4,665         7,337
  Investment in unconsolidated joint ventures...........................       (4,750)      (5,312)      (11,487)
  Decrease in short-term investments and restricted cash................           --           --         9,268
  Increase in other assets and other, net...............................      (25,995)     (35,820)      (10,932)
                                                                          -----------  ------------  ------------
  Net cash used in investing activities.................................     (543,173)    (543,249)     (536,452)
                                                                          -----------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under short-term credit facilities, net....................      (33,990)     (14,354)      (73,194)
  Net proceeds from issuance of long-term debt..........................      461,035      141,851       299,026
  Repayments of long-term debt..........................................     (471,791)      (3,270)       (3,194)
  Changes in bank overdraft.............................................       (7,244)       9,835         5,668
  Proceeds from minority interests......................................       15,119       21,832        16,603
  Exercise of stock options.............................................       62,015       17,855         4,077
                                                                          -----------  ------------  ------------
  Net cash provided by financing activities.............................       25,144      173,749       248,986
                                                                          -----------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................        1,333         (592)        1,134
                                                                          -----------  ------------  ------------
  Net increase (decrease) in cash and cash equivalents..................       73,553       56,267        (7,950)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.............................      101,955       45,688        53,638
                                                                          -----------  ------------  ------------
CASH AND CASH EQUIVALENTS END OF YEAR...................................  $   175,508   $  101,955    $   45,688
                                                                          -----------  ------------  ------------
                                                                          -----------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (excludes amounts capitalized and paid for redemption
    premiums)...........................................................  $    76,233   $   65,752    $   75,583
  Income taxes..........................................................  $   195,241   $  163,004    $  165,269

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Costco Companies, Inc., a Delaware corporation, and its subsidiaries ("Costco" or the "Company"). On January 29, 1997, the shareholders of the Company approved a name change from Price/Costco, Inc. to Costco Companies, Inc. Costco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries, and Costco Wholesale Corporation and subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. The Price Company and Costco Wholesale Corporation primarily operate membership warehouses under the Costco Wholesale name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 31, 1997, Costco operated 261 warehouse clubs: 200 in the United States (in 23 states); 54 in Canada (in nine Canadian provinces); six in the United Kingdom; and one in Taiwan--primarily under the "Costco Wholesale" name. As of August 31, 1997, the Company also operated (through a 50%-owned joint venture) 13 warehouses in Mexico, and had a license agreement for the operation of two membership warehouses in Korea.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    FISCAL YEARS

    The Company reports on a 52/53 week fiscal year basis which ends on the Sunday nearest August 31st. Fiscal years 1997 and 1996 were 52 weeks, and fiscal year 1995 was 53 weeks.

    CASH AND CASH EQUIVALENTS

    The Company considers all investments in highly liquid debt instruments maturing within 90 days after purchase as cash equivalents unless amounts are held in escrow for future property purchases or restricted by agreements.

    SHORT-TERM INVESTMENTS AND RESTRICTED CASH

    Short-term investments include highly liquid investments in United States and Canadian government obligations, along with other investment vehicles, some of which have maturities of three months or less at the time of purchase. The Company's policy is to classify these investments as short-term investments rather than cash equivalents if they are acquired and disposed of through its investment trading account, held for future property purchases, or restricted by agreement. Unrealized holding gains and losses were not significant.

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $4,360 at August 31, 1997 and $3,498 at September 1, 1996.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $16,150 at both August 31, 1997 and September 1, 1996.

                                                                     AUGUST 31,   SEPTEMBER 1,
                                                                        1997          1996
                                                                    ------------  ------------
Merchandise inventories consist of:
  United States (primarily LIFO)..................................  $  1,358,917   $1,216,131
  Foreign (FIFO)..................................................       327,608      284,711
                                                                    ------------  ------------
    Total.........................................................  $  1,686,525   $1,500,842
                                                                    ------------  ------------
                                                                    ------------  ------------

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

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized related to continuing operations was approximately $4,097 in fiscal 1997, $5,612 in fiscal 1996, and $3,275 in fiscal 1995.

    GOODWILL

    Goodwill, included in other assets, totaled $48,136 at August 31, 1997 and $50,746 at September 1, 1996, resulting from certain previous business combinations and the purchase of Price Enterprises' interest in Price Club Mexico in March 1995. Goodwill is being amortized over 5 to 40 years using the straight-line method. Accumulated amortization was $11,574 at August 31, 1997, and $8,815 at September 1, 1996.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The calculation of net income per common and common equivalent share for each period eliminates interest expense, net of income taxes, on the 5 1/2% convertible subordinated debentures (primary and fully diluted), the 6 3/4% convertible subordinated debentures (fully diluted only), and includes the additional shares issuable upon conversion of these instruments for the portion of the year they were outstanding. In

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fiscal year 1997, the calculation also eliminates the 5 3/4% convertible subordinated debentures (fully diluted only), and the 3 1/2% zero coupon subordinated notes and includes the additional shares issuable upon conversion of these instruments for the portion of the year they were outstanding. The weighted average number of common and common equivalent shares outstanding for primary and fully diluted share calculations for fiscal 1997, 1996, and 1995 were as follows (in thousands):

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Primary......................................................    214,349    205,242    210,962
Fully diluted................................................    226,195    218,363    224,079

    PREOPENING EXPENSES

    Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other startup operations are expensed as incurred.

    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. In accordance with historical and industry practice, annual membership fees are recognized as income when received.

    FOREIGN CURRENCY TRANSLATION

    The accumulated foreign currency translation relates to the Company's consolidated foreign operations as well as its investment in the Price Club Mexico joint venture (prior to the 1997 calendar year). Foreign currency translation is determined by application of the current rate method and included in the determination of consolidated stockholders' equity at the respective balance sheet dates.

    Because cumulative inflation in Mexico exceeded 100% in the three-year calendar period 1994-1996, a hyper-inflation accounting treatment is required in calendar 1997, whereby foreign currency translation gains or losses are reflected in the Statement of Operations rather than as an adjustment to stockholders' equity. For the first nine months of calendar year 1997, translation gains and losses were not material.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred income taxes using the asset and liability method.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     FISCAL 1997 NON-CASH ACTIVITIES

    - In December 1996, approximately $159,400 principal amount of the $285,100, 6 3/4% Convertible Subordinated Debentures were converted into approximately 7.1 million shares of Costco Common Stock as a result of a call for redemption of the $285,100 Convertible Subordinated Debentures.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - In January 1997, approximately $142,700 principal amount of the $179,300, 5 1/2% Convertible Subordinated Debentures were converted into approximately 6.0 million shares of Costco Common Stock as a result of the call for redemption of the Convertible Subordinated Debentures.

    - In fiscal 1997, the Company recorded a pre-tax, non-cash charge of $65,000 reflecting its estimate of impairment relating principally to excess property and closed warehouses in connection with the adoption of the Financial Accounting Standards Board Statement No. 121.

     FISCAL 1996 NON-CASH ACTIVITIES

    - None.

     FISCAL 1995 NON-CASH ACTIVITIES

    - During December 1994, the Company exchanged approximately 23.2 million shares of Price Enterprises common stock valued at $282,462 for an equal number of shares of Price Costco common stock.

    - In February 1995, the Company exchanged approximately 3.8 million shares of Price Enterprises common stock valued at $45,925 for an interest-bearing note receivable from Price Enterprises.

    - As of August 28, 1994, the net assets of Price Enterprises consisted primarily of the discontinued operations net assets of $377,085 and certain other assets. In connection with the spin-off of Price Enterprises, all of these assets were eliminated from the Company's consolidated balance sheet during fiscal 1995. For additional information see "Note 2--Spin-off of Price Enterprises, Inc. and Discontinued Operations."

    - In April 1995, the Company purchased Price Enterprises' 25.5% interest in Price Club Mexico for $30,500 by a partial offset to the $45,925 note receivable due from Price Enterprises.

    - During fiscal 1995, the Company increased its investment in certain unconsolidated joint ventures by $23,100 through reductions of accounts receivable due from those joint ventures.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 1997 was immaterial to the Company's results of operations or its financial position.

    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 121

    The Company adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), as of the first quarter of fiscal 1997. In accordance with SFAS No. 121, the Company recorded a pretax, non-cash charge of $65,000 reflecting its estimate of impairment relating principally to excess property and

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on market valuations for those assets whose carrying value was not recoverable through future cash flows.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 at the beginning of fiscal 1998. If the provisions of SFAS No. 128 had been used to calculate EPS for the 1997 and 1996 fiscal years, proforma EPS would have been:

                                                                          52 WEEKS ENDED
                                                                  ------------------------------
                                                                                   SEPTEMBER 1,
                                                                  AUGUST 31, 1997      1996
                                                                  ---------------  -------------
Basic...........................................................     $    1.51       $    1.27
Diluted.........................................................     $    1.47       $    1.22

    Excluding the non-cash, pre-tax charge of $65,000 ($38,675 after-tax) for asset impairment, basic and diluted earnings per share for the 52 weeks ended August 31, 1997 would have been $1.69 and $1.64, respectively.

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

NOTE 2--SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS

    On July 28, 1994, the Company entered into an Agreement of Transfer and Plan of Exchange (as amended and restated, the "Transfer and Exchange Agreement") with Price Enterprises, Inc. ("Price Enterprises"). Price Enterprises was an indirect, wholly-owned subsidiary of Costco, formed in July 1994. The transactions contemplated by the Transfer and Exchange Agreement are referred to herein as the "Exchange Transaction."

    The Exchange Transaction was completed on December 20, 1994, with 23,224,028 shares of Costco Common Stock tendered and exchanged for an equal number of shares of Price Enterprises Common Stock. On February 9, 1995, Price Enterprises purchased from Costco 3,775,972 shares of Price Enterprises Common Stock, constituting all of the remaining shares of Price Enterprises Common Stock held by Costco. Based on the aggregate number of shares of Price Enterprises Common Stock (27 million shares)

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SPIN-OFF OF PRICE ENTERPRISES, INC. AND DISCONTINUED OPERATIONS (CONTINUED) exchanged for Costco Common Stock and sold to Price Enterprises for a secured promissory note and an average closing sales price of $12.1625 per share for Price Enterprises Common Stock, the loss on disposal of the discontinued real estate operations increased by $83,363 from the estimated loss recorded in fiscal 1994 (27 million shares multiplied by $3.0875 per share representing the difference between the estimated and actual price per share). This non-cash charge was reflected as an additional loss on disposal of discontinued operations in 1995.

    Costco transferred to Price Enterprises substantially all of the real estate properties which historically formed the non-club real estate segment of Costco, four warehouse facilities, notes receivable from various municipalities and agencies and a note receivable from Atlas Hotels, Inc. In addition, Costco transferred to Price Enterprises 51% of the outstanding capital stock of Price Quest, Inc. ("Price Quest") and Price Global Trading, Inc. ("Price Global"). Price Quest operated the Quest interactive electronic shopping business and provided other services to members. Price Global had the rights to develop membership warehouse club businesses in certain geographical areas specified in the Transfer and Exchange Agreement.

    Costco also transferred to Price Enterprises a 25.5% interest in the Price Club Mexico joint venture. This interest was subsequently acquired from Price Enterprises in fiscal 1995. Price Club Mexico is a joint venture with Controladora Comercial Mexicana, S.A. de CV. operating Price Clubs in Mexico.

    On or about September 1, 1996, Price Quest discontinued the Quest interactive electronic shopping business in the Company's warehouses, but continues to provide other services to members, including auto referral and travel related services.

    As part of the resolution of a shareholder lawsuit arising from the spin-off and Exchange Transaction, Costco and Price Enterprises amended the Transfer and Exchange Agreement, effective May 28, 1997. Under the amendment to the Transfer and Exchange Agreement, Costco retained no ownership interest in Price Quest or Price Global.

NOTE 3--DEBT

    SHORT-TERM BORROWINGS

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. At August 31, 1997, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, of which $61,000 expires in March 1998 and $40,000 expires in March 1999. At August 31, 1997, no amount was outstanding under the bank credit facility and $25,460 was outstanding under the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--DEBT (CONTINUED)

    The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 1997, 1996, and 1995:

                                          MAXIMUM AMOUNT    AVERAGE AMOUNT   WEIGHTED AVERAGE
                                            OUTSTANDING       OUTSTANDING      INTEREST RATE
CATEGORY OF AGGREGATE                       DURING THE        DURING THE        DURING THE
SHORT-TERM BORROWINGS                         PERIOD            PERIOD            PERIOD
---------------------------------------  -----------------  ---------------  -----------------
PERIOD ENDED AUGUST 31, 1997
Bank borrowings:
  U.S..................................     $        --       $        --               --%
  Canadian.............................          10,169               732             5.74
Commercial Paper:
  U.S..................................         279,000            85,140             5.54
  Canadian.............................         100,716            52,486             3.43

PERIOD ENDED SEPTEMBER 1, 1996
Bank borrowings:
  U.S..................................     $        --       $        --               --%
  Canadian.............................          32,904             6,795             5.99
Commercial Paper:
  U.S..................................         198,000            55,239             5.71
  Canadian.............................         102,368            69,775             5.40

PERIOD ENDED SEPTEMBER 3, 1995
Bank borrowings:
  U.S..................................     $        --       $        --               --%
  Canadian.............................           9,374             1,776             8.04
Commercial Paper:
  U.S..................................         468,000           215,683             5.75
  Canadian.............................          23,760             3,912             5.56

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $254,000. The outstanding commitments under these facilities at August 31, 1997 totaled approximately $184,000, including approximately $42,000 in standby letters for workers' compensation requirements.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--DEBT (CONTINUED)
    LONG-TERM DEBT

    Long-term debt at August 31, 1997 and September 1, 1996 consists of:

                                                                         1997         1996
                                                                      ----------  ------------
5 3/4% Convertible subordinated debentures due May 2002.............  $       --  $    300,000
6 3/4% Convertible subordinated debentures due March 2001...........          --       285,079
5 1/2% Convertible subordinated debentures due February 2012........          --       179,338
7 1/8% Senior Notes due June 2005...................................     300,000       300,000
3 1/2% Zero Coupon convertible subordinated notes due August 2017...     450,207            --
Unsecured note payable to banks due April 2001......................     140,000       140,000
Notes payable secured by trust deeds on real estate.................      16,327        21,956
Capital lease obligations and other.................................      19,426        12,247
                                                                      ----------  ------------
                                                                         925,960     1,238,620
Less current portion (included in other current liabilities)........       8,959         9,399
                                                                      ----------  ------------
Total long-term debt................................................  $  917,001  $  1,229,221
                                                                      ----------  ------------
                                                                      ----------  ------------

    On August 4, 1997, Costco Wholesale Corporation, a wholly-owned subsidiary of the Company, called for redemption all $300,000 of its 5 3/4% Convertible Subordinated Debentures due 2002. On the redemption date, August 21, 1997, virtually all of the Debentures were redeemed at a total cost of $312,000 (including accrued interest and redemption premium). The transaction was financed with proceeds from the issuance of 3 1/2% Zero Coupon Convertible Subordinated Notes (see below).

    On November 19, 1996, The Price Company, a wholly-owned subsidiary of the Company, called for redemption all $285,100 of its 6 3/4% Convertible Subordinated Debentures due 2001. On the redemption date, December 4, 1996, approximately $159,400 principal amount of the Debentures were converted into approximately 7.1 million shares of Costco Common Stock and the remaining $125,700 of Debentures were redeemed at a total cost of $130,300 (including accrued interest and redemption premium). The redemption portion of the transaction was financed with short-term bank borrowings.

    On December 16, 1996, The Price Company called for redemption all $179,300 of its 5 1/2% Convertible Subordinated Debentures due 2012. On the redemption date, January 6, 1997, approximately $142,700 principal amount of the Debentures were converted into approximately 6.0 million shares of Costco Common Stock and the remaining $36,600 of Debentures were redeemed at a total cost of $37,500 (including accrued interest and redemption premium). The redemption portion of the transaction was paid with cash on hand.

    The 7 1/8% Senior Notes were issued on June 7, 1995. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain certain limitations on the Company's and certain subsidiaries' ability to create liens securing indebtedness and to enter into certain sale leaseback transactions.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--DEBT (CONTINUED)
    On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity of Zero Coupon Subordinated Notes (the "Notes") due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 10,219,090 shares of Costco Common Stock at an initial conversion price of $44.00. Holders of the notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2002, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002.

    In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. Interest only is payable quarterly at rates based on LIBOR. Proceeds of the loan were used to retire $40,000 outstanding under the Canadian commercial paper program and $100,000 outstanding under the U.S. commercial paper program.

    In February, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. Although the registration statement was declared effective, no securities have been issued under this filing.

    At August 31, 1997, the fair value of the 7 1/8% Senior Notes, based on market quotes on August 31, 1997, was approximately $305,000. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at August 31, 1997 was approximately $450,000.

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

1998..........................  $       8,959
1999..........................          6,390
2000..........................          3,676
2001..........................        142,109
2002..........................          1,275
Thereafter....................        763,551
                                -------------
  Total.......................  $     925,960
                                -------------
                                -------------

NOTE 4--LEASES

    The Company leases land and/or warehouse buildings at 52 of the 261 warehouses open at August 31, 1997 and certain other office and distribution facilities under operating leases with remaining terms ranging from 2 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. Additionally, the Company leases certain equipment and fixtures under short-term operating leases which permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--LEASES (CONTINUED)
    Aggregate rental expense for fiscal 1997, 1996, and 1995, was $54,019, $55,686, and $53,600, respectively. Future minimum payments during the next five fiscal years and thereafter under noncancelable leases with terms in excess of one year, at August 31, 1997, were as follows:

1998..........................  $      57,490
1999..........................         54,513
2000..........................         53,596
2001..........................         51,905
2002..........................         51,730
Thereafter....................        499,452
                                -------------
    Total minimum payments....  $     768,686
                                -------------
                                -------------

NOTE 5--STOCK OPTIONS

    Prior to the Merger, The Price Company and Costco Wholesale Corporation adopted various incentive and non-qualified stock option plans which allowed certain key employees and directors to purchase or be granted common stock of The Price Company and Costco Wholesale Corporation (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable upon vesting. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the Merger, new grants of options are not being made under the Old Stock Option Plans.

    The Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 20 million shares of the Company's common stock pursuant to the exercise of stock options or up to 1,666,666 shares through stock grants.

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the plans. In fiscal year 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                    1997            1996
                                -------------   -------------
Net income:
  As reported.................  $     312,197   $     248,793
  Pro forma...................  $     301,947   $     246,208

Net income per share (fully
  diluted):
  As reported.................  $        1.46   $        1.22
  Pro forma...................  $        1.41   $        1.21

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--STOCK OPTIONS (CONTINUED)
    The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1997 and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                    1997            1996
                                -------------   -------------
Risk free interest rate.......          6.40%           6.15%
Expected life.................        7 years         7 years
Expected volatility...........            34%             32%
Expected dividend yield.......             0%              0%

    Stock option transactions relating to the Old and New Stock Option Plans are summarized below (shares in thousands):

                                           1997                    1996                    1995
                                  ----------------------  ----------------------  ----------------------
                                   SHARES     PRICE(1)     SHARES     PRICE(1)     SHARES     PRICE(1)
                                  ---------  -----------  ---------  -----------  ---------  -----------
Under option at beginning of
  year..........................     16,972   $   17.14      15,963   $   16.71      14,691   $   17.07
Granted(2)......................      4,610       26.13       2,645       17.35       3,516       13.76
Exercised.......................     (4,077)      15.24      (1,272)      10.60        (593)       5.72
Cancelled.......................       (184)      18.37        (364)      18.26      (1,651)      17.59
                                  ---------  -----------  ---------  -----------  ---------  -----------
Under option at end of year.....     17,321   $   19.96      16,972   $   17.14      15,963   $   16.71
                                  ---------  -----------  ---------  -----------  ---------  -----------
                                  ---------  -----------  ---------  -----------  ---------  -----------

------------------------

(1) Weighted-average exercise price

(2) The weighted-average fair value of options granted during fiscal 1997 and 1996 was $11.47 and $7.46, respectively.

    The following table summarizes information regarding stock options outstanding at August 31, 1997:

                                                      OPTIONS OUTSTANDING
                                           -----------------------------------------    OPTIONS EXERCISABLE
                                                           REMAINING
                                                          CONTRACTUAL                 ------------------------
RANGE OF PRICES                              NUMBER          LIFE         PRICE(1)      NUMBER      PRICE(1)
-----------------------------------------  -----------  ---------------  -----------  -----------  -----------
 $2.75 - $17.13..........................       5,832            5.3      $   13.08        2,852    $   11.89
$17.25 - $24.00..........................       5,977            5.7          19.32        2,891        19.69
$24.53 - $40.17..........................       5,512            8.2          27.99        1,375        31.50
                                                                  --
                                           -----------                   -----------       -----   -----------
 $2.75 - $40.17..........................      17,321            6.4      $   19.96        7,118    $   18.85

------------------------

(1) Weighted-average exercise price

                             COSTCO COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--RETIREMENT PLANS

    The Company has a 401(k) Retirement Plan which is available to all U.S. employees who have one year or more of service, except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee's salary.

    California union employees participate in a defined benefit plan sponsored by its union. The Company makes contributions based upon its union agreement. In June 1995, the Company also established a 401(k) plan for the California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first two hundred fifty dollars of employee contributions.

    Amounts expensed under these plans were $59,960, $51,996, and $37,298 for fiscal 1997, 1996, and 1995, respectively. The Company has defined contribution 401(k) and retirement plans only and thus has no liability for postretirement benefit obligations under the Financial Accounting Standards Board Statement No. 106 "Employer's Accounting for Postretirement Benefits Other than Pensions."

NOTE 7--INCOME TAXES

    The provisions for income taxes from continuing operations for fiscal 1997, 1996, and 1995 are as follows:

                                                        1997            1996             1995
                                                    -------------   -------------   --------------
Federal:
  Current.........................................  $     151,433   $     131,978   $      102,481
  Deferred........................................        (13,249)         (4,515)          (4,445)
                                                    -------------   -------------   --------------
    Total federal.................................        138,184         127,463           98,036
                                                    -------------   -------------   --------------
State:
  Current.........................................         34,666          27,926           23,009
  Deferred........................................         (3,178)           (976)              51
                                                    -------------   -------------   --------------
    Total state...................................         31,488          26,950           23,060
                                                    -------------   -------------   --------------
Foreign:
  Current.........................................         40,192          20,882           29,051
  Deferred........................................         (1,732)           (611)             816
                                                    -------------   -------------   --------------
    Total foreign.................................         38,460          20,271           29,867
                                                    -------------   -------------   --------------
Total provision for income taxes..................  $     208,132   $     174,684   $      150,963
                                                    -------------   -------------   --------------
                                                    -------------   -------------   --------------

                             COSTCO COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

NOTE 7--INCOME TAXES (CONTINUED)
    A reconciliation between the statutory tax rate and the effective rate from continuing operations for fiscal 1997, 1996, and 1995 is as follows:

                                                            1997                     1996                     1995
                                                    --------------------     --------------------     --------------------
Federal taxes at statutory rate...................  $ 182,115       35.00%   $ 148,217       35.00%   $ 128,871       35.00%
State taxes, net..................................     22,374        4.30       17,786        4.20       15,465        4.20
Foreign taxes, net................................      5,452        1.05        4,658        1.10        4,471        1.21
Other.............................................     (1,809)       (.35)       4,023           .95      2,156        0.59
                                                    ---------   --------     ---------   --------     ---------   --------
Provision at effective tax rate...................  $ 208,132       40.00%   $ 174,684       41.25%   $ 150,963       41.00%
                                                    ---------   --------     ---------   --------     ---------   --------
                                                    ---------   --------     ---------   --------     ---------   --------

    The components of the deferred tax assets and liabilities related to continuing operations are as follows:

                                                AUGUST 31,     SEPTEMBER 1,
                                                   1997            1996
                                               -------------   -------------
Accrued liabilities..........................  $     79,663    $     64,809
Other........................................        15,735          12,402
                                               -------------   -------------
  Total deferred tax assets..................        95,398          77,211
                                               -------------   -------------
Property and equipment.......................        45,647          53,590
Merchandise inventories......................        22,765          21,683
Other........................................         1,208           3,220
                                               -------------   -------------
  Total deferred tax liabilities.............        69,620          78,493
                                               -------------   -------------
  Net deferred tax assets (liabilities)......  $     25,778    $     (1,282)
                                               -------------   -------------
                                               -------------   -------------

    The deferred tax accounts at August 31, 1997 and September 1, 1996 include current deferred income tax assets of $59,322 and $55,452, respectively, and non-current deferred income tax liabilities of $33,544 and $56,734, respectively.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company has entered into a purchase agreement with Hechinger Company to acquire seven of Hechinger's locations in Michigan. The acquisition is subject to certain conditions including third party approvals and permits. The Company intends to invest approximately $80,000 in these facilities, including the initial warehouse purchase and remodeling costs and working capital requirements.

    LEGAL PROCEEDINGS

    On April 6, 1992, The Price Company was served with a Complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, The Price Company was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of The Price Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and

                             COSTCO COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED) federal laws during the time period prior to The Price Company's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In February 1997, the Court granted the plaintiffs' motion for certification of a class consisting of all purchasers of the Common Stock of The Price Company from April 3, 1991 through April 2, 1992. The Company believes that this lawsuit is without merit and is vigorously defending the lawsuit. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9--GEOGRAPHIC INFORMATION

    The following table indicates the relative amounts of total revenue, operating income and identifiable assets for the Company during fiscal 1997, 1996 and 1995:

                                                        1997           1996           1995
                                                    ------------   ------------   -------------
Total revenue:
  United States...................................  $ 17,572,440   $ 15,709,258   $  14,967,611
  Foreign.........................................     4,301,964      3,857,198       3,279,675
                                                    ------------   ------------   -------------
                                                    $ 21,874,404   $ 19,566,456   $  18,247,286
                                                    ------------   ------------   -------------
                                                    ------------   ------------   -------------

Operating income:
  United States...................................  $    459,339   $    419,074   $     357,463
  Foreign.........................................       121,373         71,649          75,869
                                                    ------------   ------------   -------------
                                                    $    580,712   $    490,723   $     433,332
                                                    ------------   ------------   -------------
                                                    ------------   ------------   -------------


                                                     AUGUST 31,    SEPTEMBER 1,
                                                        1997           1996
                                                    ------------   ------------
Identifiable assets:
  United States...................................  $  4,220,610   $  3,885,726
  Foreign.........................................     1,255,704      1,026,135
                                                    ------------   ------------
                                                    $  5,476,314   $  4,911,861
                                                    ------------   ------------
                                                    ------------   ------------

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 1997 and 1996.

    Shares used in the earnings per share calculation fluctuate by quarter depending primarily upon whether convertible subordinated debentures are dilutive during the respective period.

                             COSTCO COMPANIES, INC.
                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          52 WEEKS ENDED AUGUST 31, 1997
                                                    ---------------------------------------------------------------------------
                                                       FIRST          SECOND                         FOURTH
                                                     QUARTER 12     QUARTER 12    THIRD QUARTER    QUARTER 16         TOTAL
                                                       WEEKS          WEEKS         12 WEEKS          WEEKS         52 WEEKS
                                                    ------------   ------------   -------------   -------------   -------------

REVENUE

  Net sales.......................................  $ 4,785,636    $ 5,147,425    $  4,752,445    $  6,798,612    $  21,484,118
  Membership fees and other.......................       97,772         91,468          83,784         117,262          390,286
                                                    ------------   ------------   -------------   -------------   -------------
    Total revenue.................................    4,883,408      5,238,893       4,836,229       6,915,874       21,874,404

OPERATING EXPENSES
  Merchandise costs...............................    4,308,369      4,619,208       4,283,157       6,103,751       19,314,485
  Selling, general and administrative.............      426,104        436,036         426,980         587,639        1,876,759
  Preopening expenses.............................       10,197          6,087           2,458           8,706           27,448
  Provision for impaired assets and warehouse
    closing costs.................................       70,000             --           3,500           1,500           75,000
                                                    ------------   ------------   -------------   -------------   -------------
    Operating income..............................       68,738        177,562         120,134         214,278          580,712

OTHER INCOME (EXPENSE)
  Interest expense................................      (18,933)       (17,243)        (14,662)        (25,443)         (76,281)
  Interest income and other.......................        3,657          3,461           4,055           4,725           15,898
                                                    ------------   ------------   -------------   -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES..........       53,462        163,780         109,527         193,560          520,329
  Provision for income taxes......................       21,652         66,331          43,262          76,887          208,132
                                                    ------------   ------------   -------------   -------------   -------------

NET INCOME........................................  $    31,810(a) $    97,449    $     66,265    $    116,673    $     312,197(b)
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE--
  FULLY DILUTED:
  Net income......................................  $      0.16(a) $      0.46    $       0.31    $       0.54    $        1.46(b)
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------
  Shares used in calculation......................      199,630        223,296         216,362         225,949          226,195
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $70,485 and $.34, respectively, without the effect of adopting SFAS No. 121, using 227,096 fully-diluted shares.

(b) Net income and net income per common and common equivalent share would have been $350,872 and $1.63, respectively, without the effect of adopting SFAS No. 121, using 226,195 fully-diluted shares.

                             COSTCO COMPANIES, INC.
                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         52 WEEKS ENDED SEPTEMBER 1, 1996
                                                    ---------------------------------------------------------------------------
                                                       FIRST          SECOND                         FOURTH
                                                     QUARTER 12     QUARTER 12    THIRD QUARTER    QUARTER 16         TOTAL
                                                       WEEKS          WEEKS         12 WEEKS          WEEKS         52 WEEKS
                                                    ------------   ------------   -------------   -------------   -------------

REVENUE

  Net sales.......................................  $ 4,295,862    $ 4,606,070    $  4,236,207    $  6,075,727    $  19,213,866
  Membership fees and other.......................       87,702         82,625          75,281         106,982          352,590
                                                    ------------   ------------   -------------   -------------   -------------
    Total revenue.................................    4,383,564      4,688,695       4,311,488       6,182,709       19,566,456

OPERATING EXPENSES
  Merchandise costs...............................    3,887,116      4,153,992       3,829,923       5,474,284       17,345,315
  Selling, general and administrative.............      385,973        391,943         383,387         529,884        1,691,187
  Preopening expenses.............................        9,450          5,970           4,738           9,073           29,231
  Provision for impaired assets and warehouse
    closing costs.................................           --             --           6,000           4,000           10,000
                                                    ------------   ------------   -------------   -------------   -------------
    Operating income..............................      101,025        136,790          87,440         165,468          490,723

OTHER INCOME (EXPENSE)
  Interest expense................................      (17,771)       (17,501)        (19,194)        (23,612)         (78,078)
  Interest income and other.......................        1,091          2,287           2,007           5,447           10,832
                                                    ------------   ------------   -------------   -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES..........       84,345        121,576          70,253         147,303          423,477
  Provision for income taxes......................       34,792         50,150          28,979          60,763          174,684
                                                    ------------   ------------   -------------   -------------   -------------

NET INCOME........................................  $    49,553    $    71,426    $     41,274    $     86,540    $     248,793
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------

NET INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE-- FULLY DILUTED:
  Net income......................................  $      0.25    $      0.35    $       0.21    $       0.42    $        1.22
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------
  Shares used in calculation......................      217,311        224,737         218,336         219,084          218,363
                                                    ------------   ------------   -------------   -------------   -------------
                                                    ------------   ------------   -------------   -------------   -------------

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

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   2.1.1     Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc.(1)
   2.1.2     Agreement Concerning Transfer of certain assets between and among Price/Costco, Inc., Price
             Enterprises, Inc., The Price Company, Price Costco International, Inc., Costco Wholesale Corporation,
             Price Global Trading, L.L.C., PGT, Inc., Price Quest, L.L.C., and PQI, Inc., dated as of November 21,
             1996, with an effective date of May 28, 1997
   2.1.3     Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997
    3.1      Restated Certificate of Incorporation of Costco Companies, Inc.(2)
    3.2      Bylaws of Costco Companies, Inc.(3)
   4.1.1     Form of 7 1/8% Senior Notes(4)
   4.1.2     Indenture between Price/Costco, Inc. and American National Association, as Trustee(4)
   4.2.1     Form of Zero Coupon Note due 2017
   4.2.2     Indenture dated as of August 19, 1997 between Costco Companies, Inc. and Firstar Bank of Minnesota as
             Trustee
   4.2.3     Registration Rights Agreement dated August 19, 1997
    4.3      Costco Companies, Inc. Stock Certificate
  10.1.1     Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(1)
  10.1.2     Amendments to Stock Option Plan(8)
   10.2      Form of Indemnification Agreement(5)
   10.4      Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and
             Controladora Comercial Mexicana S.A. de C.V. dated March 1995(6)
  10.5.1     A $250 million Short-Term Revolving Credit Agreement among Price/Costco, Inc. and a group of twelve banks dated January 31, 1994(7)
  10.5.2     A $250 million Extended Revolving Credit Agreement among Price/Costco, Inc. and a group of twelve banks, dated January 31, 1994(7)
   10.5      A $140 million Credit Agreement, dated as of April 11, 1996, among Price/Costco Nova Scotia Company, certain financial institutions and Canadian Imperial Bank of Commerce(6)
   12.1      Statements re computation of ratios
   21.1      Subsidiaries of the Company
   23.1      Consent of Arthur Andersen LLP
   27.1      Financial Data Schedule

------------------------
(1) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/Costco, Inc. on Form S-4 (File No. 33-50359) dated September 22, 1993

(2) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Companies, Inc. for the quarterly period ended February 16, 1997

(3) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K/A of Price/Costco, Inc. for the fiscal year ended August 29, 1993

(4) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/Costco, Inc. on Form S-3 (File No. 33-59403) dated May 17, 1995

(5) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended August 28, 1994

(6) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996

(7) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/Costco, Inc. for the quarterly period ended February 13, 1994

(8) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995