Form 10-Q
period 1997-11-23
COSTCO COMPANIES INC
filed 1997-12-22
CIK 909832

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

     FOR THE QUARTERLY PERIOD ENDED NOVEMBER 23, 1997

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

                                 999 LAKE DRIVE
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive office)

                                 (425) 313-8100
              (Registrant's telephone number, including area code)

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

    The registrant had 214,303,346 common shares, par value $.01, outstanding at November 30, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1--FINANCIAL STATEMENTS..............................................    3

  Condensed Consolidated Balance Sheets...................................    9

  Condensed Consolidated Statements of Income.............................   10

  Condensed Consolidated Statements of Cash Flows.........................   11

  Notes to Condensed Consolidated Financial Statements....................   12

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...................................................    3

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS.................................................    7

ITEM 2--CHANGES IN SECURITIES.............................................    7

ITEM 3--DEFAULTS UPON SENIOR SECURITIES...................................    7

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    7

ITEM 5--OTHER INFORMATION.................................................    7

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K..................................    7

  Exhibit (27)  Financial Data Schedule

  Exhibit (28)  Report of Independent Public Accountants..................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco") unaudited condensed consolidated balance sheet as of November 23, 1997, the condensed consolidated balance sheet as of August 31, 1997, and the unaudited condensed consolidated statements of income and cash flows for the 12-week periods ended November 23, 1997, and November 24, 1996 are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 1998 is a 52-week year with period 13 ending on August 30, 1998. The first, second, and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1997 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 23, 1997 AND NOVEMBER 24, 1996
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first quarter of fiscal 1998 reflect net income of $97,926, or $.44 per share (fully diluted), compared to net income of $31,810, or $.16 per share (fully diluted), during the first quarter of fiscal 1997. The net income in the first quarter of fiscal 1997 includes a non-cash, pretax charge of $65,000 ($38,675 after-tax) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of Statement of Financial Accounting Standard No. 121. Excluding the $65,000 asset impairment charge, net income for the first quarter of fiscal 1997 would have been $70,485, or $.34 per share (fully diluted).

    Net sales increased 11% to $5,321,256 during the first quarter of fiscal 1998 from $4,785,636 during the first quarter of fiscal 1997. This increase was due to opening a net of 11 new warehouses (16 opened, 5 closed) since the end of the first quarter of fiscal 1997 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 8 percent during the first quarter of fiscal 1998 compared to an 8 percent increase in the first quarter of fiscal 1997, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not contribute to sales increases.

    Membership fees and other revenue increased 11% to $108,507 or 2.04% of net sales in the first quarter of fiscal 1998 from $97,772 or 2.04% of net sales in the first quarter of fiscal 1997. Membership fees include new membership sign-ups at the new warehouses opened since the end of the first quarter of fiscal 1997.

    Gross margin (defined as net sales minus merchandise costs) increased 14% to $541,960 or 10.18% of net sales in the first quarter of fiscal 1998 from $477,267, or 9.97% of net sales in the first quarter of fiscal 1997. The 21 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods and softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first quarter of fiscal 1998 and 1997 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.85% during the first quarter of fiscal 1998 from 8.90% during the first quarter of fiscal 1997. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $7,343 or 0.14% of net sales during the first quarter of fiscal 1998 compared to $10,197 or 0.21% of net sales during the first quarter of fiscal 1997. Eight warehouses were opened in the first quarter of fiscal 1998 (including one relocated warehouse), compared to nine warehouses (included three relocated warehouses) opened during last year's first quarter. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    In the first quarter of fiscal 1998 the Company recorded a pre-tax provision for warehouse closing costs of $2,000, or $.01 per share on an after-tax basis (fully diluted), compared to a pre-tax provision for warehouse closing costs of $5,000 or $.01 per share on an after-tax basis (fully diluted) recorded in the first quarter of fiscal 1997. The provisions included estimated closing costs for warehouses closed in the first quarter of each respective fiscal year, including closing costs associated with warehouses which were relocated to new facilities.

    Interest expense totaled $10,923 in the first quarter of fiscal 1998 compared to $18,933 in the first quarter of fiscal 1997. The decrease in interest expense is primarily related to the call for redemption of both the Company's 6 3/4% ($285,079 principal amount) and 5 1/2% ($179,338 principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, and the call for redemption of the Company's 5 3/4% ($300,000 principal amount) Convertible Subordinated Debentures during the fourth quarter of fiscal 1997. In the aggregate, approximately $302,000 of these three convertible debentures were converted into common stock (13.1 million shares) and approximately $462,000 were redeemed for cash. This reduction in debt was offset by the raising of approximately $450,000 through the issuance of 3 1/2% ($900,000 principal amount at maturity) Zero Coupon Convertible Subordinated Notes during the fourth quarter of fiscal 1997. (See "Note 2--Debt".)

    Interest income and other totaled $3,720 in the first quarter of fiscal 1998 compared to $3,657 in the first quarter of fiscal 1997.

    The effective income tax rate on earnings in the first quarter of fiscal 1998 was 40.00% compared to a 40.50% effective tax rate in the first quarter of fiscal 1997. The decrease in the effective tax was related primarily to decreases in foreign taxes.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $450,000 during fiscal 1998 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $80,000 to $100,000 for international expansion, including the United Kingdom, Asia and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $205,693 at November 23, 1997), short-term borrowings under revolving credit facilities, and/or commercial paper facilities and other financing sources as required. A total of approximately $187,000 has been spent on capital expenditures during the first 12 weeks of fiscal 1998, which includes the acquisition costs of seven sites in Michigan from the Hechinger Company, a home improvement warehouse operation. The Company concluded a purchase agreement with Hechinger Company in the first quarter of fiscal 1998, and intends to invest approximately $70,000 in these facilities, including initial warehouse purchase and remodeling costs and working capital requirements.

    Expansion plans for the United States and Canada during fiscal 1998 are to open approximately 18-20 new warehouse clubs, including five locations acquired from the Hechinger Company (noted above), as well as one or two relocations of existing warehouses to larger and better-located warehouses. Through the end of the first 12 weeks of fiscal 1998, the Company has opened 5 warehouses in the United States (including the relocation of its Pomona, California warehouse to Chino Hills, California), 2 warehouses in Canada, and one warehouse in the United Kingdom. The Company plans to consolidate several of its Southern California distribution (depot) facilities into a larger, state-of-the-art facility in Mira Loma, California in the second quarter of fiscal 1998. The Company also expects to continue expansion of its international operations and plans to open one or two additional units in the United Kingdom through its 60%-owned subsidiary during fiscal 1998. Other international markets are being assessed, including the Pacific Rim.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico following the Company's acquisition of Price Enterprises' interest in Price Club Mexico in April 1995. As of November 23, 1997, Price Club Mexico operated 14 Price Club warehouses in Mexico.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN
     US DOLLARS)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. At November 23, 1997, no amount was outstanding under the loan facility or the commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 26, 1998, at substantially the same terms.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, of which $61,000 expires in March 1998 and $40,000 expires in March 1999. At November 23, 1997, no amount was outstanding under the bank credit facility and $11,900 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $61,000 portion of the loan facility expiring in March 1998, at substantially the same terms.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $258,000. The outstanding commitments under these facilities at November 23,

1997 totaled approximately $106,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first quarter of fiscal 1998 was immaterial to the Company's results of operations or its financial position.

    YEAR 2000 ISSUE

    Like most corporations, the Company is reliant upon technology to run its business. Many computer systems process dates using two digits to identify the year, and some of these systems are unable to properly process dates beginning with the year 2000. The Company has developed plans to address this Year 2000 issue and is preparing, modifying or updating its computer systems so that they will be Year 2000 compliant. The Company believes that the costs connected with such preparations will not be material to the Company's financial results.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables in relation to inventory than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches or exceeds the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). Working capital totaled approximately $133,000 at November 23, 1997 compared to $146,000 at August 31, 1997.

    Net cash provided by operating activities totaled $209,748 in the first 12 weeks of fiscal 1998 compared to $80,812 in the first 12 weeks of fiscal 1997. The increase in net cash from operating activities is primarily a result of increased net income and decreased owned inventory (inventory less trade payables) during the first 12 weeks of fiscal 1998 compared to the first 12 weeks of fiscal 1997.

    Net cash used in investing activities totaled $182,258 in the first 12 weeks of fiscal 1998 compared to $174,561 in the first 12 weeks of fiscal 1997. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $187,039 and $164,764 in the first 12 weeks of fiscal 1998 and 1997, respectively. The Company opened eight warehouses (including one relocation) in the first 12 weeks of fiscal 1997 compared to nine warehouses (including three relocations) opened in the first 12 weeks of fiscal 1997. The first quarter of fiscal 1998 also includes a payment to the Hechinger Company for the acquisition of seven locations in Michigan (five of which are in the Detroit market).

    Net cash provided by financing activities totaled $2,366 in the first 12 weeks of fiscal 1998 compared to $100,487 in the first 12 weeks of fiscal 1997. This decrease reflects the utilization of cash flows from first quarter 1998 operating activities, as well as the use of cash balances generated from the fourth quarter 1997 issuance of 3 1/2% Zero Coupon Subordinated Notes, to finance expansion plans. This compares to the first quarter of fiscal 1997 when the Company utilized its bank lines and commercial paper programs to finance expansion plans.

    The Company's balance sheet as of November 23, 1997 reflects a $608,852 or 11.1% increase in total assets since August 31, 1997. The increase is primarily due to higher inventory levels associated with seasonal inventory needs leading into the Christmas holiday season, and a net increase in property and equipment primarily related to the Company's expansion program.

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

    (b) No reports on Form 8-K were filed for the 12 weeks ended November 23, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COSTCO COMPANIES, INC.
                                REGISTRANT

Date: December 19, 1997         By              /s/ JAMES D. SINEGAL
                                     ------------------------------------------
                                                  James D. Sinegal
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 19, 1997         By             /s/ RICHARD A. GALANTI
                                     ------------------------------------------
                                                 Richard A. Galanti
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                             NOVEMBER 23, 1997   AUGUST 31, 1997
                                             -----------------   ---------------
                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents..................     $  205,693         $  175,508
Receivables, net...........................        203,792            147,133
Merchandise inventories, net...............      2,099,981          1,686,525
Other current assets.......................         77,944            100,784
                                             -----------------   ---------------
  Total current assets.....................      2,587,410          2,109,950
                                             -----------------   ---------------
PROPERTY AND EQUIPMENT
Land and land rights.......................      1,177,149          1,094,607
Buildings and leasehold and land
  improvements.............................      1,994,053          1,933,740
Equipment and fixtures.....................        873,017            840,578
Construction in progress...................         78,972             81,417
                                             -----------------   ---------------
                                                 4,123,191          3,950,342
Less-accumulated depreciation and
  amortization.............................       (832,514)          (795,708)
                                             -----------------   ---------------
  Net property and equipment...............      3,290,677          3,154,634
                                             -----------------   ---------------
OTHER ASSETS...............................        207,079            211,730
                                             -----------------   ---------------
                                                $6,085,166         $5,476,314
                                             -----------------   ---------------
                                             -----------------   ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding....................     $   10,741         $   14,930
Short-term borrowings......................         11,900             25,460
Accounts payable...........................      1,826,025          1,379,379
Accrued salaries and benefits..............        326,789            302,681
Accrued sales and other taxes..............        100,217             90,774
Other current liabilities..................        178,779            150,823
                                             -----------------   ---------------
  Total current liabilities................      2,454,451          1,964,047
LONG-TERM DEBT.............................        920,368            917,001
DEFERRED INCOME TAXES AND OTHER
  LIABILITIES..............................         41,691             38,967
                                             -----------------   ---------------
  Total liabilities........................      3,416,510          2,920,015
                                             -----------------   ---------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..........................         99,037             88,183
                                             -----------------   ---------------
STOCKHOLDERS' EQUITY
Preferred stock $.01 par value; 100,000,000
  shares authorized; no shares issued and
  outstanding..............................       --                  --
Common stock $.01 par value; 900,000,000
  shares authorized; 214,275,000 and
  213,593,000 shares issued and
  outstanding..............................          2,143              2,136
Additional paid-in capital.................        720,032            706,324
Accumulated foreign currency translation...        (88,564)           (78,426)
Retained earnings..........................      1,936,008          1,838,082
                                             -----------------   ---------------
  Total stockholders' equity...............      2,569,619          2,468,116
                                             -----------------   ---------------
                                                $6,085,166         $5,476,314
                                             -----------------   ---------------
                                             -----------------   ---------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       12 WEEKS ENDED
                                            -------------------------------------
                                            NOVEMBER 23, 1997   NOVEMBER 24, 1996
                                            -----------------   -----------------
REVENUE
Net sales.................................     $5,321,256          $4,785,636
Membership fees and other.................        108,507              97,772
                                            -----------------   -----------------
  Total revenue...........................      5,429,763           4,883,408
OPERATING EXPENSES
Merchandise costs.........................      4,779,296           4,308,369
Selling, general and administrative.......        470,711             426,104
Preopening expenses.......................          7,343              10,197
Provision for impaired assets and
  warehouse closing costs.................          2,000              70,000
                                            -----------------   -----------------
  Operating income........................        170,413              68,738
OTHER INCOME (EXPENSE)
Interest expense..........................        (10,923)            (18,933)
Interest income and other.................          3,720               3,657
                                            -----------------   -----------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES...................................        163,210              53,462
Provision for income taxes................         65,284              21,652
                                            -----------------   -----------------
NET INCOME................................     $   97,926          $   31,810(a)
                                            -----------------   -----------------
                                            -----------------   -----------------
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE--FULLY DILUTED:
Net income................................     $     0.44          $     0.16(a)
                                            -----------------   -----------------
                                            -----------------   -----------------
Shares used in calculation (000's)........        230,068             199,630
                                            -----------------   -----------------
                                            -----------------   -----------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $70,485 and $0.34, respectively, without the effect of adopting FAS No. 121, using 227,096 fully-diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       12 WEEKS ENDED
                                            -------------------------------------
                                            NOVEMBER 23, 1997   NOVEMBER 24, 1996
                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................      $  97,926           $  31,810
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...........         46,178              37,442
  Provision for asset impairments.........       --                    65,000
  Increase in merchandise inventories.....       (417,990)           (483,954)
  Increase in accounts payable............        448,663             424,154
  Other...................................         34,971               6,360
                                            -----------------   -----------------
    Total adjustments.....................        111,822              49,002
                                            -----------------   -----------------
  Net cash provided by operating
    activities............................        209,748              80,812
                                            -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment.......       (187,039)           (164,764)
Proceeds from the sale of property and
  equipment...............................          6,861               1,072
Other.....................................         (2,080)            (10,869)
                                            -----------------   -----------------
  Net cash used in investing activities...       (182,258)           (174,561)
                                            -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) short-term
  borrowings..............................        (13,274)            102,650
Decrease in bank checks outstanding.......         (5,296)            (22,467)
Net proceeds from long-term borrowings....          2,338               2,587
Payments on long-term debt and notes
  payable.................................         (1,809)             (1,075)
Proceeds from minority interests, net.....         10,192              16,086
Exercise of stock options.................         10,215               2,706
                                            -----------------   -----------------
  Net cash provided by financing
    activities............................          2,366             100,487
                                            -----------------   -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...            329               2,318
                                            -----------------   -----------------
  Net increase in cash and cash
    equivalents...........................         30,185               9,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR....................................        175,508             101,955
                                            -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD..................................      $ 205,693           $ 111,011
                                            -----------------   -----------------
                                            -----------------   -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)
    (a)...................................      $   2,741           $  28,870
  Income taxes............................         28,018               8,319

------------------------

(a) Interest on the 3 1/2% ($900 million principal amount at maturity) Zero Coupon Subordinated Notes is not paid; rather the principal accretes to full value at maturity. Semi-annual interest payments on the 5 1/2% and 6 3/4% convertible debentures were paid on September 3, 1996, subsequent to the beginning of the first quarter of fiscal 1997, which began September 2, 1996. These debentures were redeemed during fiscal 1997.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Costco Companies, Inc., a Delaware corporation, and its subsidiaries ("Costco" or the "Company"). Costco is a holding company which operates primarily through its major subsidiaries, The Price Company and subsidiaries, and Costco Wholesale Corporation and subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the "Costco Wholesale" name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 23, 1997, Costco operated 268 warehouse clubs: 204 in the United States (in 23 states); 56 in Canada (in nine Canadian provinces); seven in the United Kingdom; and one in Taiwan--primarily under the "Costco Wholesale" name. As of November 23, 1997, the Company also operated (through a 50%-owned joint venture) 14 warehouses in Mexico, and had a license agreement for the operation of two membership warehouses in Korea.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended August 31, 1997.

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1998 is a 52-week fiscal year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending August 30, 1998, consisting of 16 weeks.

    MERCHANDISE INVENTORIES

    Merchandise inventories are recorded at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used, merchandise inventory would have been $18,650 higher at both November 23, 1997 and November 24, 1996.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding. The calculation for the 12-week period ended November 23, 1997, eliminates interest expense, net of income taxes, on the 3 1/2% Zero Coupon Convertible Subordinated Debentures and includes the additional shares issuable upon conversion of these debentures. There was no dilutive effect from any of the three issues of convertible subordinated debentures outstanding for the 12-week period ended November 24, 1996.

    RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 in its second quarter ending February 15, 1998, following the December 15, 1997 effective date. If the provisions of SFAS No. 128 had been used to calculate EPS for the 12-week periods ended November 23, 1997 and November 24, 1996, proforma EPS would have been:

                                                       12 WEEKS ENDED
                                            -------------------------------------
                                            NOVEMBER 23, 1997   NOVEMBER 24, 1996
                                            -----------------   -----------------
Basic.....................................        $0.46               $0.16
                                                  -----               -----
                                                  -----               -----
Diluted...................................        $0.44               $0.16
                                                  -----               -----
                                                  -----               -----

    Excluding the non-cash, pre-tax charge of $65,000 ($38,675 after-tax) for asset impairment, basic and diluted earnings per share for the 12 weeks ended November 24, 1996 would have been $.36 and $.34, respectively.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 26, 1998, and $250,000 expires on January 30, 2001. At November 23, 1997, no amount was outstanding under the loan facility or the commercial paper program. The Company expects to renew for an additional one-year term the $250,000 portion of the loan facility expiring on January 26, 1998 at substantially the same terms.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, of which $61,000 expires in March 1998 and $40,000 expires in March 1999. At November 23, 1997, no amount was outstanding under the bank credit facility and $11,900 was outstanding under the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $61,000 portion of the loan facility expiring in March 1998, at substantially the same terms.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $258,000. The outstanding commitments under these facilities at November 23, 1997 totaled approximately $106,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

NOTE (3)--INCOME TAXES

    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income before income taxes:

                                              12 WEEKS ENDED    12 WEEKS ENDED
                                               NOVEMBER 23,      NOVEMBER 24,
                                                   1997              1996
                                              ---------------   ---------------
Federal statutory income tax rate...........  $57,124   35.00%  $18,712   35.00%
State, foreign and other income taxes,
  net.......................................    8,160    5.00%    2,940    5.50%
                                              -------   -----   -------   -----
                                              $65,284   40.00%  $21,652   40.50%
                                              -------   -----   -------   -----
                                              -------   -----   -------   -----

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