Form 10-K/A
period 1997-08-31
COSTCO COMPANIES INC
filed 1998-03-18
CIK 909832

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------
                                   FORM 10-K/A
                                AMENDMENT NO. 1
                              ---------------------
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-20355

               --------------------------------------------------
                             COSTCO COMPANIES, INC.
             (exact name of registrant as specified in its charter)

            DELAWARE                                 33-0572969
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                    Identification No.)

                       999 LAKE DRIVE, ISSAQUAH, WA 98027

     (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (425) 313-8100

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 Par Value

                            ------------------------

         Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1997 was $7,992,988,812.

         The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 213,867,058.


0325441.01

Item 13.  Certain Relationships and Related Transactions

         Hamilton E. James is a Managing Director of DLJ and Chairman of its Banking Group. During fiscal 1997, DLJ was managing underwriter in connection with the Company's offering of Zero Coupon Convertible Subordinated Notes due 2017.

         John W. Meisenbach is a principal shareholder of Meisenbach Capital Management ("MCM"). MCM provided consulting and insurance services in managing the Company's employee benefit plans and executive life insurance programs covering over $130 million in total annual benefit costs, for which MCM received total compensation from third party insurers of $1,170,763 in fiscal 1997. In addition, MCM assisted the Company in developing insurance programs for the Company's executive and business members.

     Richard A. Galanti's sister is owner of a company that received payments from the Company in fiscal 1997 in the amount of $737,862 for merchandise sold to the Company.

         Jeffrey H. Brotman's brother-in-law was employed by the Company during fiscal year 1997 at an annual salary of $110,000. Richard D. DiCerchio's brother-in-law was employed by the Company during fiscal year 1997 at an annual salary of $116,000. Frederich O. Paulsell, Jr.'s two sons were employed by the Company during fiscal year 1997 at annual salaries of $90,000 and $60,000. James
D. Sinegal's two sons were employed by the Company during the fiscal year 1997 at annual salaries of $141,250 and $100,000. Mr. Sinegal's brother-in-law was employed by the Company during fiscal year 1997 at an annual salary of $126,000.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 1998

                             COSTCO COMPANIES, INC.

                                  (Registrant)

                             By: /s/Richard A. Galanti
                                 ----------------------------------------
                                 Richard A. Galanti
                                 Vice President and Chief Financial
                                 Officer