Form 10-Q
period 1998-02-15
COSTCO COMPANIES INC
filed 1998-03-20
CIK 909832

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

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 15, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20355

                             COSTCO COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             33-0572969
      (State or other jurisdiction of                (I.R.S.Employer
       incorporation or organization)              Identification No.)

                                 999 LAKE DRIVE
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive office)

                                 (425) 313-8100
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 215,651,544 common shares, par value $.01, outstanding at March 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1--FINANCIAL STATEMENTS..............................................    3

  Condensed Consolidated Balance Sheets...................................   11

  Condensed Consolidated Statements of Income.............................   12

  Condensed Consolidated Statements of Cash Flows.........................   13

  Notes to Condensed Consolidated Financial Statements....................   14

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...................................................    3

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS.................................................    8

ITEM 2--CHANGES IN SECURITIES.............................................    8

ITEM 3--DEFAULTS UPON SENIOR SECURITIES...................................    8

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    8

ITEM 5--OTHER INFORMATION.................................................    9

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K..................................    9

  Exhibit (28) Report of Independent Public Accountants...................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco") unaudited condensed consolidated balance sheet as of February 15, 1998, the condensed consolidated balance sheet as of August 31, 1997, and the unaudited condensed consolidated statements of income and cash flows for the 12- and 24-week periods ended February 15, 1998 and February 16, 1997 are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

    COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 15, 1998 AND FEBRUARY 16, 1997
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the second quarter of fiscal 1998 increased 29% to $125,993, or $0.56 per share (diluted), from $97,449, or $0.46 per share (diluted), during the second quarter of fiscal 1997.

    Net sales increased 11% to $5,697,098 during the second quarter of fiscal 1998 from $5,147,425 during the second quarter of fiscal 1997. This increase was due to opening a net of 11 new warehouses (15 opened, 4 closed) since the end of the second quarter of fiscal 1997 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 9 percent during the second quarter of fiscal 1998, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not contribute to sales increases.

    Membership fees and other revenue increased 7% to $97,908 or 1.72% of net sales in the second quarter of fiscal 1998 from $91,468 or 1.78% of net sales in the second quarter of fiscal 1997. Membership fees include new membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1997.

    Gross margin (defined as net sales minus merchandise costs) increased 13% to $598,106 or 10.50% of net sales in the second quarter of fiscal 1998 from $528,217 or 10.26% of net sales in the second quarter of fiscal 1997. The 24 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarters of fiscal 1998 and 1997 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.40% during the second quarter of fiscal 1998 from 8.47% during the second quarter of fiscal 1997. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $4,071 or 0.07% of net sales during the second quarter of fiscal 1998 compared to $6,087 or 0.12% of net sales during the second quarter of fiscal 1997. One warehouse was opened in the second quarter of fiscal 1998, compared to two new locations opened during the last year's second quarter (including a relocated warehouse). Preopening expenses also included costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    Interest expense totaled $10,965 in the second quarter of fiscal 1998 compared to $17,243 in the second quarter of fiscal 1997. The decrease in interest expense is primarily related to the call for redemption of both the Company's 6 3/4% ($285,079 principal amount) and 5 1/2% ($179,338 principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, and the call for redemption of the Company's 5 3/4% ($300,000 principal amount) Convertible Subordinated Debentures during the fourth quarter of fiscal 1997. In the aggregate, approximately $302,000 of these three convertible debentures were converted into common stock (13.1 million shares) and approximately $462,000 were redeemed for cash. This reduction in debt was offset by the raising of approximately $450,000 through the issuance of 3 1/2% ($900,000 principal amount at maturity) Zero Coupon Convertible Subordinated Notes during the fourth quarter of fiscal 1997. (See "Note 2--Debt").

    Interest income and other totaled $7,743 in the second quarter of fiscal 1998 compared to $3,461 in the second quarter of fiscal 1997. The increase primarily reflects interest earned on higher balances of cash and cash equivalents during the second quarter of fiscal 1998.

    The effective income tax rate on earnings in the second quarter of fiscal 1998 was 40.00% compared to 40.50% effective tax rate in the second quarter of fiscal 1997. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

    COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 15, 1998 AND FEBRUARY 16, 1997
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first half of fiscal 1998 reflect net income of $223,919, or $0.99 per share (diluted), compared to net income of $129,259, or $0.62 per share (diluted), during the first half of fiscal 1997. Net income in the first half of fiscal 1997 included a non-cash, pretax charge of $65,000 ($38,675 after-tax) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of Statement of Financial Accounting Standard No. 121. Excluding the $65,000 asset impairment charge, net income for the first half of fiscal 1997 would have been $167,934, or $0.79 per share (diluted).

    Net sales increased 11% to $11,018,354 during the first half of fiscal 1998 from $9,933,061 during the first half of fiscal 1997. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 11 warehouses (15 opened, 4 closed) since the end of the second quarter of fiscal 1997. Comparable sales, that is sales in warehouses open for at least a year, increased 8 percent during the first half of fiscal 1998, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $206,415 or 1.87% of net sales in the first half of fiscal 1998 from $189,240 or 1.91% of net sales in the first half of fiscal 1997. Membership fees include new membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1997.

    Gross margin (defined as net sales minus merchandise costs) increased 13% to $1,140,066 or 10.35% of net sales in the first half of fiscal 1998 from $1,005,483 or 10.12% of net sales in the first half of fiscal 1997. The 23 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods and softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 1998 and 1997 each included a $5,000 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.62% during the first half of fiscal 1998 from 8.68% during the first half of fiscal 1997. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $11,414 or 0.10% of net sales during the first half of fiscal 1998 compared to $16,284 or 0.16% of net sales during the first half of fiscal 1997. Nine warehouses were opened in the first half of fiscal 1998 (including one relocated warehouse), compared to eleven new locations during the last year's first half (including four relocated warehouses). Preopening expenses also included costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    In the first half of fiscal 1998 the Company recorded a pre-tax provision for warehouse closing costs of $2,000, or $.01 per share on an after-tax basis (diluted), compared to a pre-tax provision for warehouse closing costs of $5,000 or $.01 per share on an after-tax basis (diluted) recorded in the first half of fiscal 1997. The provisions included estimated closing costs for warehouses closed in each respective fiscal year, including closing costs associated with warehouses which were relocated to new facilities. There was one warehouse relocated in the first half of fiscal 1998 compared to four relocations and one outright closing in the first half of fiscal 1997.

    Interest expense totaled $21,888 in the first half of fiscal 1998 compared to $36,176 in the first half of fiscal 1997. The decrease in interest expense is primarily related to the call for redemption of the Company's 6 3/4% ($285,079 principal amount) and 5 1/2% ($179,338 principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, and the call for redemption of the Company's 5 3/4% ($300,000 principal amount) Convertible Subordinated Debentures during the fourth quarter of fiscal 1997. In the aggregate, approximately $302,000 of these three convertible debentures were converted into common stock (13.1 million shares) and approximately $462,000 were redeemed for cash. This reduction in debt was offset by the raising of approximately $450,000 through the issuance of 3 1/2% ($900,000 principal amount at maturity) Zero Coupon Convertible Subordinated Notes during the fourth quarter of fiscal 1997. (See "Note 2--Debt").

    Interest income and other totaled $11,463 in the first half of fiscal 1998 compared to $7,119 in the first half of fiscal 1997. The increase primarily reflects interest earned on higher balances of cash and cash equivalents during the first half of fiscal 1998.

    The effective income tax rate on earnings in the first half of fiscal 1998 was 40.00% compared to a 40.50% effective tax rate in the first half of fiscal 1997. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $400,000 to $450,000 during fiscal 1998 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $60,000 to $80,000 for international expansion, including the United Kingdom, Asia and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $340,689 at February 15, 1998), short-term borrowings under revolving credit facilities, and/or commercial paper facilities and other financing sources as required. A total of approximately $281,000 has been spent on capital expenditures during the first half of fiscal 1998, which includes the acquisition costs of seven sites in Michigan from the Hechinger Company, a home improvement warehouse operation. The Company concluded a purchase agreement with Hechinger Company in the first quarter of fiscal 1998, and intends to invest approximately $70,000 in these facilities, including initial warehouse purchase and remodeling costs and working capital requirements.

    Expansion plans for the United States and Canada during fiscal 1998 are to open approximately 16 to 17 new warehouse clubs, including five locations acquired from the Hechinger Company (noted above), as well as one or two relocations of existing warehouses to larger and better-located warehouses. Through the end of the first half of fiscal 1998, the Company has opened 6 warehouses in the United States (including the relocation of its Pomona, California warehouse to Chino Hills, California), 2 warehouses in Canada, and 1 warehouse in the United Kingdom. The Company also consolidated several of its Southern California distribution (depot) facilities into a larger, state-of-the-art facility in Mira Loma, California in the second quarter of fiscal 1998. The Company also expects to continue expansion of its international operations and plans to open one or two additional units in the United Kingdom through its 60%-owned subsidiary during calendar 1998. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of February 15, 1998, Price Club Mexico operated 14 Price Club warehouses in Mexico.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN
     US DOLLARS)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 25, 1999, and $250,000 expires on January 30, 2001. At February 15, 1998, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, which expires in March 1999. At February 15, 1998, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $258,000. The outstanding commitments under these facilities at February 15, 1998 totaled approximately $122,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first half of fiscal 1998 was immaterial to the Company's results of operations or its financial position.

    YEAR 2000

    Like most corporations, the Company is reliant upon computer information systems to run its business. Many computer systems process dates using two digits to identify the year, and some of these systems are unable to properly process dates beginning with the year 2000. The Company has developed plans to address this Year 2000 issue and is modifying and updating its computer systems so that they will be Year 2000 compliant. The Company believes that the costs connected with such preparations will not be material to the Company's financial results.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables in relation to inventory than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches or exceeds the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). Working capital totaled approximately $240,000 at February 15, 1998 compared to $146,000 at August 31, 1997.

    Net cash provided by operating activities totaled $433,865 in the first half of fiscal 1998 compared to $247,746 in the first half of fiscal 1997. The increase in net cash from operating activities is primarily a result of increased net income and decreased owned inventory (inventory less trade payables) during the first half of fiscal 1998 compared to the first half of fiscal 1997.

    Net cash used in investing activities totaled $268,587 in the first half of fiscal 1998 compared to $285,539 in the first half of fiscal 1997. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $281,079 and $285,113 in the first half of fiscal 1998 and 1997, respectively. The Company opened 9 warehouses (including one relocation) in the first half of fiscal 1998 compared to 11 warehouses (including four relocations) opened in the first half of fiscal 1997. The first half of fiscal 1998 also includes a payment to the Hechinger Company for the acquisition of seven locations in Michigan (including five in the Detroit market, which the Company plans to operate).

    Net cash provided by financing activities totaled $1,705 in the first half of fiscal 1998 compared to $23,155 in the first half of fiscal 1997. This decrease reflects the utilization of operating cash flows from the first half of fiscal 1998 operating activities, as well as the use of cash balances generated from the fourth quarter 1997 issuance of 3 1/2% Zero Coupon Subordinated Notes, to finance expansion plans.

    The Company's balance sheet as of February 15, 1998 reflects a $397,391 or 7% increase in total assets since August 31, 1997. The increase is primarily due to higher cash balances and a net increase in property and equipment primarily related to the Company's expansion program.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on January 21, 1998 at the Meydenbauer Center Hall in Bellevue, Washington. Stockholders of record at the close of business on December 5, 1997 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, there were 214,384,241 shares outstanding. Certain matters presented for vote received the required majority approval and had the following total, for, against and abstained votes as noted below.

    (1) To elect three Class II directors to hold office until the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                                                               W/H AUTHORITY AND
                                                   TOTAL SHARES                    AGAINST      ABSTAINED VOTES/
                                                     VOTED/(%)    FOR VOTES/(%)   VOTES/(%)           (%)
                                                   -------------  -------------  ------------  ------------------
Hamilton E. James................................    178,111,255    174,476,895       --             3,634,360
(Class II)                                                 83.08%         97.96%      --                  2.04%
Frederick O. Paulsell............................    178,111,255    175,476,624       --             2,634,631
(Class II)                                                 83.08%         98.52%      --                  1.48%
Jill A. Ruckelshaus..............................    178,111,255    175,505,574       --             2,605,681
(Class II)                                                 83.08%         98.54%      --                  1.46%

    (2) To amend The Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan to clarify the eligibility requirements and to conform to changes under Section 16 of the Securities Exchange Act.

                                                                                    W/H AUTHORITY AND
                                          TOTAL SHARES       FOR         AGAINST     ABSTAINED VOTES/
                                           VOTED/(%)      VOTES/(%)     VOTES/(%)          (%)
                                          ------------   ------------   ----------  ------------------
                                           178,111,255    141,040,667   34,585,387      2,485,201
                                                 83.08%         79.19%       19.42%          1.39%

    (3) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                                                                                    W/H AUTHORITY AND
                                          TOTAL SHARES       FOR         AGAINST     ABSTAINED VOTES/
                                           VOTED/(%)      VOTES/(%)     VOTES/(%)          (%)
                                          ------------   ------------   ----------  ------------------
Arthur Andersen LLP.....................   178,111,255    177,705,460       78,799        326,996
                                                 83.08%         99.77%         .05%           .18%

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

        (27.1)  Financial Data Schedule

        (27.2) Restated Financial Data Schedule--Fiscal year ends 1995, 1996 and Quarters 1, 2, 3 of 1996

        (27.3) Restated Financial Data Schedule--Fiscal year end 1997, Quarters 1, 2, 3 of 1997 and Quarter 1 of 1998

        (28) Report of Independent Public Accountants

    (b) No reports on Form 8-K were filed for the 12 weeks ended February 15, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COSTCO COMPANIES, INC.
                                          REGISTRANT

                                          --------------------------------------
Date: March 19, 1998                                 James D. Sinegal
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          --------------------------------------
                                                    Richard A. Galanti
Date: March 19, 1998                            EXECUTIVE VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        FEBRUARY 15,   AUGUST 31,
                                                            1998          1997
                                                        ------------   ----------
                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents.............................   $   340,689   $  175,508
Receivables, net......................................       173,304      147,133
Merchandise inventories, net..........................     1,758,236    1,686,525
Other current assets..................................        76,169      100,784
                                                        ------------   ----------
  Total current assets................................     2,348,398    2,109,950
                                                        ------------   ----------
PROPERTY AND EQUIPMENT
Land and land rights..................................     1,157,450    1,094,607
Buildings and leasehold and land improvements.........     2,085,622    1,933,740
Equipment and fixtures................................       897,380      840,578
Construction in progress..............................        44,857       81,417
                                                        ------------   ----------
                                                           4,185,309    3,950,342
Less-accumulated depreciation and amortization........      (865,951)    (795,708)
                                                        ------------   ----------
  Net property and equipment..........................     3,319,358    3,154,634
                                                        ------------   ----------
OTHER ASSETS..........................................       205,949      211,730
                                                        ------------   ----------
                                                         $ 5,873,705   $5,476,314
                                                        ------------   ----------
                                                        ------------   ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding...............................   $     6,734   $   14,930
Short-term borrowings.................................       --            25,460
Accounts payable......................................     1,486,367    1,379,379
Accrued salaries and benefits.........................       350,393      302,681
Accrued sales and other taxes.........................        94,939       90,774
Other current liabilities.............................       169,474      150,823
                                                        ------------   ----------
  Total current liabilities...........................     2,107,907    1,964,047
LONG-TERM DEBT........................................       922,159      917,001
DEFERRED INCOME TAXES AND OTHER LIABILITIES...........        44,480       38,967
                                                        ------------   ----------
  Total liabilities...................................     3,074,546    2,920,015
                                                        ------------   ----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST.....................................        99,645       88,183
                                                        ------------   ----------
STOCKHOLDERS' EQUITY
Preferred stock $.01 par value; 100,000,000 shares
  authorized; no shares issued and outstanding........       --            --
Common stock $.01 par value; 900,000,000 shares
  authorized; 215,103,000 and 213,593,000 shares
  issued and outstanding..............................         2,151        2,136
Additional paid-in capital............................       741,501      706,324
Accumulated foreign currency translation..............      (106,139)     (78,426)
Retained earnings.....................................     2,062,001    1,838,082
                                                        ------------   ----------
  Total stockholders' equity..........................     2,699,514    2,468,116
                                                        ------------   ----------
                                                         $ 5,873,705   $5,476,314
                                                        ------------   ----------
                                                        ------------   ----------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               12 WEEKS ENDED               24 WEEKS ENDED
                                                         --------------------------  ----------------------------
                                                         FEBRUARY 15,  FEBRUARY 16,  FEBRUARY 15,   FEBRUARY 16,
                                                             1998          1997          1998           1997
                                                         ------------  ------------  -------------  -------------
REVENUE
Net sales..............................................  $  5,697,098  $  5,147,425  $  11,018,354  $   9,933,061
Membership fees and other..............................        97,908        91,468        206,415        189,240
                                                         ------------  ------------  -------------  -------------
  Total revenue........................................     5,795,006     5,238,893     11,224,769     10,122,301

OPERATING EXPENSES
Merchandise costs......................................     5,098,992     4,619,208      9,878,288      8,927,578
Selling, general and administrative....................       478,732       436,036        949,443        862,140
Preopening expenses....................................         4,071         6,087         11,414         16,284
Provision for impaired assets and warehouse closing
  costs................................................       --            --               2,000         70,000
                                                         ------------  ------------  -------------  -------------
  Operating income.....................................       213,211       177,562        383,624        246,299

OTHER INCOME (EXPENSE)
Interest expense.......................................       (10,965)      (17,243)       (21,888)       (36,176)
Interest income and other..............................         7,743         3,461         11,463          7,119
                                                         ------------  ------------  -------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAXES...............       209,989       163,780        373,199        217,242
Provision for income taxes.............................        83,996        66,331        149,280         87,983
                                                         ------------  ------------  -------------  -------------
NET INCOME.............................................  $    125,993  $     97,449  $     223,919  $     129,259(a)
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
  Basic................................................  $       0.59  $       0.47  $        1.05  $        0.64
  Diluted..............................................  $       0.56  $       0.46  $        0.99  $        0.62(a)
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Shares used in calculation (000's)
  Basic................................................       214,590       206,540        214,211        201,573
  Diluted..............................................       230,482       222,894        229,962        217,565
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

------------------------

(a) Net income and net income per common and common equivalent share would have been $167,934 and $0.79, respectively, without the effect of adopting FAS No. 121, using 224,838 diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              24 WEEKS ENDED
                                                                                        --------------------------
                                                                                        FEBRUARY 15,  FEBRUARY 16,
                                                                                            1998          1997
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................   $  223,919    $  129,259
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.......................................................       94,046        79,909
  Provision for asset impairments.....................................................       --            65,000
  Increase in merchandise inventories.................................................      (80,768)     (155,362)
  Increase in accounts payable........................................................      113,865        96,502
  Other...............................................................................       82,803        32,438
                                                                                        ------------  ------------
    Total adjustments.................................................................      209,946       118,487
                                                                                        ------------  ------------
  Net cash provided by operating activities...........................................      433,865       247,746
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment...................................................     (281,079)     (285,113)
Proceeds from the sale of property and equipment......................................       15,385         7,603
Other.................................................................................       (2,893)       (8,029)
                                                                                        ------------  ------------
  Net cash used in investing activities...............................................     (268,587)     (285,539)
                                                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings.................................      (24,979)      159,477
Decrease in bank checks outstanding...................................................       (7,958)       (9,618)
Net proceeds from long-term borrowings................................................        2,338         2,589
Payments on long-term debt and notes payable..........................................       (3,660)     (164,624)
Proceeds from minority interests, net.................................................       10,222        16,669
Exercise of stock options.............................................................       25,742        18,662
                                                                                        ------------  ------------
  Net cash provided by financing activities...........................................        1,705        23,155
                                                                                        ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (1,802)          231
                                                                                        ------------  ------------
  Net increase/(decrease) in cash and cash equivalents................................      165,181       (14,407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              175,508       101,955
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  340,689    $   87,548
                                                                                        ------------  ------------
                                                                                        ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)(a)............................................   $   16,367    $   45,763
  Income taxes........................................................................      102,463        65,400

------------------------

(a) Interest on the 3 1/2% ($900 million principal amount at maturity) Zero Coupon Subordinated Notes requires no cash payments; rather the principal accretes to full value at maturity. Semi-annual interest payments on the 5 1/2% and 6 3/4% convertible debentures were paid on September 3, 1996, subsequent to the beginning of the first quarter of fiscal 1997, which began September 2, 1996. These debentures were redeemed during fiscal 1997.

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

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. As of February 15, 1998, Costco operated 269 warehouses clubs: 205 in the United States (23 states); 56 in Canada (in nine Canadian provinces); seven in the United Kingdom; and one warehouse in Taiwan. As of February 15, 1998, the Company also operated (through a 50%-owned joint venture) 14 warehouses in Mexico, and had a license agreement for the operation of two membership warehouses in Korea.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are recorded at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used, merchandise inventory would have been $21,150 higher at both February 15, 1998 and February 16, 1997.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts which generally occur in the second and fourth fiscal quarters.

                             COSTCO COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    In the second quarter of fiscal 1998, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS No.
128). SFAS No. 128 established new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock.

    The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                  12 WEEKS ENDED              24 WEEKS ENDED
                                                            --------------------------  --------------------------
                                                            FEBRUARY 15,  FEBRUARY 16,  FEBRUARY 15,  FEBRUARY 16,
                                                                1998          1997          1998          1997
                                                            ------------  ------------  ------------  ------------
Net income available to common stockholders used in basic
  EPS.....................................................   $  125,993    $   97,449    $  223,919    $  129,259
Interest on convertible bonds.............................        2,198         4,228         4,396         5,855
                                                            ------------  ------------  ------------  ------------
Net income available to common stockholders after assumed
  conversions of dilutive securities......................   $  128,191    $  101,677    $  228,315    $  135,114
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Weighted average number of common shares used in basic
  EPS.....................................................      214,590       206,540       214,211       201,573
Stock options.............................................        5,673         3,713         5,532         3,211
Conversion of convertible bonds...........................       10,219        12,641        10,219        12,781
                                                            ------------  ------------  ------------  ------------
Weighted number of common shares and dilutive potential
  common stock used in diluted EPS........................      230,482       222,894       229,962       217,565
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

    The 5 3/4% debentures convertible into 7,273 common shares were not included in computing diluted EPS for the 24 weeks ended in fiscal 1997 because their effect was antidilutive.

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

                             COSTCO COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

                                  (UNAUDITED)

NOTE (2)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 25, 1999, and $250,000 expires on January 30, 2001. At February 15, 1998, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, which expires in March 1999. At February 15, 1998, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $258,000. The outstanding commitments under these facilities at February 15, 1998 totaled approximately $122,000, including approximately $42,000 in standby letters of credit for workers' compensation requirements.

NOTE (3)--INCOME TAXES

    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income before income taxes:

                                                                         24 WEEKS ENDED           24 WEEKS ENDED
                                                                        FEBRUARY 15, 1998       FEBRUARY 16, 1997
                                                                     -----------------------  ----------------------
Federal statutory income tax rate..................................  $  130,620      35.00%   $  76,035      35.00%
State, foreign and other income taxes, net.........................      18,660       5.00%      11,948       5.50%
                                                                     ----------  -----------  ---------  -----------
                                                                     $  149,280      40.00%   $  87,983      40.50%
                                                                     ----------  -----------  ---------  -----------
                                                                     ----------  -----------  ---------  -----------

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. See Item 1. Legal Proceedings on page 8.