Form 10-Q
period 1998-05-10
COSTCO COMPANIES INC
filed 1998-06-12
CIK 909832

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

         FOR THE QUARTERLY PERIOD ENDED MAY 10, 1998

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 216,476,985 common shares, par value $.01, outstanding at May 29, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

ITEM 1--FINANCIAL STATEMENTS...............................................................................           3
    Condensed Consolidated Balance Sheets..................................................................          11
    Condensed Consolidated Statements of Income............................................................          12
    Condensed Consolidated Statements of Cash Flows........................................................          13
    Notes to Condensed Consolidated Financial Statements...................................................          14

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............           3

                                               PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS..................................................................................           8

ITEM 2--CHANGES IN SECURITIES..............................................................................           9

ITEM 3--DEFAULTS UPON SENIOR SECURITIES....................................................................           9

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................           9

ITEM 5--OTHER INFORMATION..................................................................................           9

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...................................................................           9
    Exhibit (28) Report of Independent Public Accountants..................................................          18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco") unaudited condensed consolidated balance sheet as of May 10, 1998, and the condensed consolidated balance sheet as of August 31, 1997, unaudited condensed consolidated statements of income for the 12- and 36-week periods ended May 10, 1998, and May 11, 1997 and the unaudited condensed consolidated statements of cash flows for the 36-week periods then ended are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

    COMPARISON OF THE 12 WEEKS ENDED MAY 10, 1998 AND MAY 11, 1997 (DOLLARS IN
     THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the third quarter of fiscal 1998 increased 29% to $85,227, or $0.38 per share (diluted), from $66,265, or $0.31 per share (diluted), during the third quarter of fiscal 1997.

    Net sales increased 10% to $5,241,926 during the third quarter of fiscal 1998 from $4,752,445 during the third quarter of fiscal 1997. This increase was due to opening a net of 17 new warehouses (19 opened, 2 closed) since the end of the third quarter of fiscal 1997 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 8 percent during the third quarter of fiscal 1998, reflecting new marketing and merchandising efforts, including the rollout of various ancillary businesses to certain existing locations. Changes in prices of merchandise did not contribute to sales increases.

    Membership fees and other revenue increased 15% to $96,160 or 1.83% of net sales in the third quarter of fiscal 1998 from $83,784 or 1.76% of net sales in the third quarter of fiscal 1997. Membership fees include membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1997. The increase in membership fees also reflects a five dollar increase in the annual membership fee for both Business and Gold Star members effective April 1, 1998 in the United States and May 1, 1998 in Canada.

    Gross margin (defined as net sales minus merchandise costs) increased 12% to $526,171 or 10.04% of net sales in the third quarter of fiscal 1998 from $469,288 or 9.87% of net sales in the third quarter of fiscal 1997. The 17 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods margins, improved softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarters of fiscal 1998 and 1997 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.91% during the third quarter of fiscal 1998 from 8.98% during the third quarter of fiscal 1997. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $8,884 or .17% of net sales during the third quarter of fiscal 1998 compared to $2,458 or 0.05% of net sales during the third quarter of fiscal 1997. Six warehouses were opened in the third quarter of fiscal 1998 compared to two new locations opened during last year's third quarter (including a relocated warehouse). Preopening expenses also includes costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    A provision for warehouse closing costs of $1,500 was recorded in the third quarter of fiscal 1998 compared to $3,500 in the third quarter of fiscal 1997. The provisions include estimated closing costs for warehouses closed, and in fiscal 1998 included closing costs related to the consolidation of certain depot facilities.

    Interest expense totaled $10,477 in the third quarter of fiscal 1998 compared to $14,662 in the third quarter of fiscal 1997. The decrease in interest expense is primarily due to the Company having no short-term borrowings under its Commercial Paper programs in the third quarter of fiscal 1998 (See "Note 2-- Debt").

    Interest income and other totaled $7,562 in the third quarter of fiscal 1998 compared to $4,055 in the third quarter of fiscal 1997. The increase primarily reflects interest earned on higher balances of cash and cash equivalents during the third quarter of fiscal 1998, as compared to the year-earlier third quarter period.

    The effective income tax rate on earnings in the third quarter of fiscal 1998 was 40.00% compared to 39.50% effective tax rate in the third quarter of fiscal 1997.

    COMPARISON OF THE 36 WEEKS ENDED MAY 10, 1998 AND MAY 11, 1997 (DOLLARS IN
     THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the first 36 weeks of fiscal 1998 was $309,146, or $1.37 per share, compared to net income of $195,524, or $0.93 per share (diluted), during the first 36 weeks of fiscal 1997. Net income in the first 36 weeks of fiscal 1997 included a non-cash, pretax charge of $65,000 ($38,675 after-tax) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of Statement of Financial Accounting Standard No. 121. Excluding the $65,000 ($38,675 after-tax) asset impairment charge, net income for the first thirty-six weeks of fiscal 1997 would have been $234,199, or $1.10 per share (diluted).

    Net sales increased 11% to $16,260,280 during the first 36 weeks of fiscal 1998 from $14,685,506 during the first 36 weeks of fiscal 1997. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 17 warehouses (19 opened, 2 closed) since the end of the third quarter of fiscal 1997. Comparable sales, that is sales in warehouses open for at least a year, increased 8 percent during the first 36 weeks of fiscal 1998, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not contribute to sales increases.

    Membership fees and other revenue increased to $302,575 or 1.86% of net sales in the first 36 weeks of fiscal 1998 from $273,024 or 1.86% of net sales in the first 36 weeks of fiscal 1997. Membership fees include membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1997. The increase in membership fees also reflects a five dollar increase in the annual membership fee for both Business and Gold Star members effective April 1, 1998 in the United States and May 1, 1998 in Canada.

    Gross margin (defined as net sales minus merchandise costs) increased 13% to $1,666,237 or 10.25% of net sales in the first 36 weeks of fiscal 1998 from $1,474,770 or 10.04% of net sales in the first 36 weeks of fiscal 1997. The 21 basis point increase in gross margin as a percentage of net sales reflects the Company's greater purchasing power, expanded use of its depot facilities, improved fresh foods margins, improved softlines margins, and increased sales penetration of certain higher gross margin ancillary businesses. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first 36 weeks of fiscal 1998 and 1997 each include a $7,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.71% during the first 36 weeks of fiscal 1998 from 8.78% during the first 36 weeks of fiscal 1997. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $20,298 or 0.12% of net sales during the first 36 weeks of fiscal 1998 compared to $18,743 or 0.13% of net sales during the first 36 weeks of fiscal 1997. Fifteen warehouses were opened in the first 36 weeks of fiscal 1998 (including one relocated warehouse), compared to thirteen new locations during the last year's first 36 weeks (including six relocated warehouses). Preopening expenses also includes costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    In the first 36 weeks of fiscal 1998 the Company recorded a pre-tax provision for warehouse closing costs of $3,500, or $.01 per share on an after-tax basis (diluted), compared to a pre-tax provision for warehouse closing costs of $8,500, or $.02 per share on an after-tax basis (diluted) recorded in the first 36 weeks of fiscal 1997. The provisions included estimated closing costs for warehouses closed in each respective fiscal year, including closing costs associated with warehouses which were relocated to new facilities. There was one warehouse relocated, along with the consolidation of certain depot facilities, in the first 36 weeks of fiscal 1998 compared to six relocations and one outright closing in the first 36 weeks of fiscal 1997.

    Interest expense totaled $32,365 in the first 36 weeks of fiscal 1998 compared to $50,839 in the first 36 weeks of fiscal 1997. The decrease in interest expense is primarily related to the call for redemption of the Company's 6 3/4% ($285, 079 principal amount) and 5 1/2% ($179,338 principal amount) Convertible Subordinated Debentures during the second quarter of fiscal 1997, and the call for redemption of the Company's 5 3/4% ($300,000 principal amount) Convertible Subordinated Debentures during the fourth quarter of fiscal 1997. In the aggregate, approximately $302,000 of these three convertible debentures were converted into common stock (13.1 million shares) and approximately $462,000 were redeemed for cash. This reduction in debt was offset by the raising of approximately $450,000 through the issuance of 3 1/2% ($900,000 principal amount at maturity) Zero Coupon Convertible Subordinated Notes during the fourth quarter of fiscal 1997. The decrease in interest expense is also due to the Company having no short-term borrowings under its Commercial Paper programs in the third quarter of fiscal 1998 (See "Note 2-- Debt").

    Interest income and other totaled $19,025 in the first 36 weeks of fiscal 1998 compared to $11,177 in the first 36 weeks of fiscal 1997. This increase primarily reflects interest earned on higher balances of cash and cash equivalents during the first 36 weeks of fiscal 1998.

    The effective income tax rate on earnings in the first 36 weeks of fiscal 1998 was 40.00% compared to a 40.16% effective tax rate in the first 36 weeks of fiscal 1997. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $425,000 to $475,000 during fiscal 1998 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents (which totaled $391,682 at May 10, 1998), short-term borrowings under revolving credit facilities, and/or commercial paper facilities and other financing sources as required. A total of approximately $367,000 has been spent on capital expenditures during the first 36 weeks of fiscal 1998, which includes the acquisition costs of seven sites in Michigan from the Hechinger Company, a home improvement warehouse operation.

    On May 4, 1998, the Company announced the formation of a joint venture in the Republic of Korea with Shinsegae Department Store Co., Ltd. ("Shinsegae") to acquire the membership warehouse club operation from Shinsegae. The joint venture operation became effective on June 1, 1998. Initial capitalization of the joint venture totaled approximately $100,000, with the company being a 93.75% owner and Shinsegae being a 6.25% owner. Approximately $80,000 of the initial investment will be used for land and building acquisitions, and the remaining approximately $20,000 will be used to purchase merchandise inventories and other assets, and for working capital purposes (See "Note 5--Subsequent Events").

    On May 28, 1998, the Company announced the signing of a lease by its wholly-owned Japan subsidiary, Costco Wholesale Japan, Ltd., for the lease of land and construction of a Costco warehouse in Fukuoka, Japan. The term of the lease is 20 years. The warehouse is scheduled to open in late April 1999.

    Expansion plans for the United States and Canada during fiscal 1998 are to open approximately 16 to 17 new warehouse clubs, including five locations acquired from the Hechinger Company (noted above), as well as one or two relocations of existing warehouses to larger and better-located warehouses. Through the end of the first 36 weeks of fiscal 1998, the Company has opened 12 warehouses in the United States (including the relocation of its Pomona, California warehouse to Chino Hills, California), two warehouses in Canada, and one warehouse in the United Kingdom. The Company also consolidated several of its Southern California distribution (depot) facilities into a larger, state-of-the-art facility in Mira Loma, California in the second quarter of fiscal 1998. The Company also expects to continue expansion of its international operations and plans to open one or two additional units in the United Kingdom through its 60%-owned subsidiary during the next year. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of May 10, 1998, Price Club Mexico operated 14 Price Club warehouses in Mexico, with two additional units in Mexico planned to open prior to calendar year-end.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN
     US DOLLARS)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 25, 1999, and $250,000 expires on January 30, 2001. At May 10, 1998, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, which expires in March 1999. At May 10, 1998, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $281,000. The outstanding commitments under these facilities at May 10, 1998 totaled approximately $152,000, including approximately $50,000 in standby letters of credit for workers' compensation requirements.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 36 weeks of fiscal 1998 were immaterial to the Company's results of operations or its financial position.

    YEAR 2000

    The Company uses a number of computer software programs and operating systems that were not originally designed to process dates beyond the year 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not present significant operational problems. The estimated direct costs of the Company's year 2000 project are not material to the Company's financial position or results of operations. Additional systems currently under review may require further resources; however, the Company does not expect any cost increases to have a material effect on its results of operations.

    The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which the Company's business will be vulnerable in the event of the failure of these third parties to remediate their own year 2000 issues. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be adversely affected by the failure of its systems or those operated by other parties to operate properly beyond the year 1999 or to otherwise deal with year 2000 issues. To the extent possible, the Company is developing contingency plans designed to allow continued operation in the event of a failure of third party systems or products.

    FINANCIAL POSITION AND CASH FLOWS

    Due to rapid inventory turnover, the Company's operations provide a higher level of supplier trade payables in relation to inventory than generally encountered in other forms of retailing. When combined with other current liabilities, the resulting amount typically approaches or exceeds the current assets needed to operate the business (e.g., merchandise inventories, accounts receivable and other current assets). Working capital totaled approximately $358,000 at May 10, 1998 compared to $146,000 at August 31, 1997.

    Net cash provided by operating activities totaled $510,403 in the first 36 weeks of fiscal 1998 compared to $368,041 in the first 36 weeks of fiscal 1997. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash provision for asset impairments, and decreased owned inventory (inventory less trade payables) during the first 36 weeks of fiscal 1998 compared to the first 36 weeks of fiscal 1997.

    Net cash used in investing activities totaled $320,194 in the first 36 weeks of fiscal 1998 compared to $374,410 in the first 36 weeks of fiscal 1997. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $366,609 and $391,008 in the first 36 weeks of fiscal 1998 and 1997, respectively. The Company opened 15 warehouses (including one relocation) in the first 36 weeks of fiscal 1998 compared to 13 warehouses (including six relocations) opened in the first 36 weeks of fiscal 1997.

    Net cash provided by financing activities totaled $27,824 in the first 36 weeks of fiscal 1998 compared to $39,775 in the first 36 weeks of fiscal 1997.

    The Company's balance sheet as of May 10, 1998 reflects a $576,184 or 11% increase in total assets since August 31, 1997. The increase is primarily due to higher cash and merchandise inventory balances and a net increase in property and equipment primarily related to the Company's expansion program.

                           PART II--OTHER INFORMATION
                             (DOLLARS IN THOUSANDS)

ITEM 1. LEGAL PROCEEDINGS

    On April 6, 1992, The Price Company was served with a Complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, The Price Company was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of The Price Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to The Price Company's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In February 1997, the Court granted the plaintiffs' motion for certification of a class consisting of all purchasers of the common stock of The Price Company from April 3, 1991 through April 2, 1992. In May 1998, the parties reached an agreement in principle to resolve the lawsuit. The agreement is subject to final documentation and court approval. The Company's estimated portion of the proposed settlement amount is not material to the Company's financial position or results of operations.

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

    (b) No reports on Form 8-K were filed for the 12 weeks ended May 10, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COSTCO COMPANIES, INC.

                                          REGISTRANT

Date: June 11, 1998                             ---------------------------------------------
                                                               James D. Sinegal
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 11, 1998                             ---------------------------------------------
                                                              Richard A. Galanti
                                                          EXECUTIVE VICE PRESIDENT,
                                                           CHIEF FINANCFIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                     AUGUST 31,
                                                                                     MAY 10, 1998       1997
                                                                                     ------------  --------------
                                                                                     (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents..........................................................   $  391,682    $    175,508
Receivables, net...................................................................      156,452         147,133
Merchandise inventories, net.......................................................    1,887,707       1,686,525
Other current assets...............................................................       82,177         100,784
                                                                                     ------------  --------------
      Total current assets.........................................................    2,518,018       2,109,950
                                                                                     ------------  --------------
PROPERTY AND EQUIPMENT
Land and land rights...............................................................    1,126,517       1,094,607
Buildings and leasehold and land improvements......................................    2,150,632       1,933,740
Equipment and fixtures.............................................................      923,829         840,578
Construction in progress...........................................................       29,591          81,417
                                                                                     ------------  --------------
                                                                                       4,230,569       3,950,342
                                                                                     ------------  --------------
                                                                                     ------------  --------------
Less-accumulated depreciation and amortization.....................................     (901,816)       (795,708)
                                                                                     ------------  --------------
    Net property and equipment.....................................................    3,328,753       3,154,634
                                                                                     ------------  --------------
OTHER ASSETS.......................................................................      205,727         211,730
                                                                                     ------------  --------------
                                                                                      $6,052,498    $  5,476,314
                                                                                     ------------  --------------
                                                                                     ------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank checks outstanding............................................................   $    7,600    $     14,930
Short-term borrowings..............................................................       --              25,460
Accounts payable...................................................................    1,575,798       1,379,379
Accrued salaries and benefits......................................................      325,733         302,681
Accrued sales and other taxes......................................................      101,495          90,774
Other current liabilities..........................................................      149,405         150,823
                                                                                     ------------  --------------
Total current liabilities..........................................................    2,160,031       1,964,047
LONG-TERM DEBT.....................................................................      924,143         917,001
DEFERRED INCOME TAXES AND OTHER LIABILITIES........................................       44,297          38,967
                                                                                     ------------  --------------
      Total liabilities............................................................    3,128,471       2,920,015
                                                                                     ------------  --------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..................................................................       99,285          88,183
                                                                                     ------------  --------------
STOCKHOLDERS' EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and
  outstanding......................................................................       --             --
Common stock $.01 par value; 900,000,000 shares authorized; 216,422,000 and
  213,593,000 shares issued and outstanding........................................        2,164           2,136
Additional paid-in capital.........................................................      782,084         706,324
Accumulated foreign currency translation...........................................     (106,734)        (78,426)
Retained earnings..................................................................    2,147,228       1,838,082
                                                                                     ------------  --------------
      Total stockholders' equity...................................................    2,824,742       2,468,116
                                                                                     ------------  --------------
                                                                                      $6,052,498    $  5,476,314
                                                                                     ------------  --------------
                                                                                     ------------  --------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           12 WEEKS ENDED               36 WEEKS ENDED
                                                     --------------------------  ----------------------------
                                                     MAY 10, 1998  MAY 11, 1997  MAY 10, 1998   MAY 11, 1997
                                                     ------------  ------------  -------------  -------------
REVENUE
Net sales..........................................   $5,241,926    $4,752,445   $  16,260,280  $  14,685,506
Membership fees and other..........................       96,160        83,784         302,575        273,024
                                                     ------------  ------------  -------------  -------------
  Total revenue....................................    5,338,086     4,836,229      16,562,855     14,958,530
OPERATING EXPENSES
Merchandise costs..................................    4,715,755     4,283,157      14,594,043     13,210,736
Selling, general and administrative................      466,987       426,980       1,416,430      1,289,119
Preopening expenses................................        8,884         2,458          20,298         18,743
Provision for impaired assets and warehouse closing
  costs............................................        1,500         3,500           3,500         73,500
                                                     ------------  ------------  -------------  -------------
  Operating income.................................      144,960       120,134         528,584        366,432
OTHER INCOME (EXPENSE)
Interest expense...................................      (10,477)      (14,662)        (32,365)       (50,839)
Interest income and other..........................        7,562         4,055          19,025         11,177
                                                     ------------  ------------  -------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAXES...........      142,045       109,527         515,244        326,770
Provision for income taxes.........................       56,818        43,262         206,098        131,246
                                                     ------------  ------------  -------------  -------------
NET INCOME.........................................   $   85,227    $   66,265   $     309,146  $     195,524(a)
                                                     ------------  ------------  -------------  -------------
                                                     ------------  ------------  -------------  -------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
  Basic............................................   $     0.39    $     0.31   $        1.44  $        0.95
  Diluted..........................................   $     0.38    $     0.31   $        1.37  $        0.93(a)
                                                     ------------  ------------  -------------  -------------
                                                     ------------  ------------  -------------  -------------
Shares used in calculation (000's)
  Basic............................................      215,913       211,477         214,779        204,864
  Diluted..........................................      232,378       215,582         230,808        216,931
                                                     ------------  ------------  -------------  -------------
                                                     ------------  ------------  -------------  -------------

------------------------

(a) Net income and net income per common and common equivalent share (diluted) would have been $234,199 and $1.10, respectively, without the effect of adopting FAS No. 121, using 224,204 diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             36 WEEKS ENDED
                                                                                       --------------------------
                                                                                       MAY 10, 1998  MAY 11, 1997
                                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................................   $  309,146    $  195,524
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................................      141,851       122,429
  Provision for asset impairments....................................................       --            65,000
  Increase in merchandise inventories................................................     (209,883)     (150,123)
  Increase in accounts payable.......................................................      202,694        90,615
  Other..............................................................................       66,595        44,596
                                                                                       ------------  ------------
    Total adjustments................................................................      201,257       172,517
                                                                                       ------------  ------------
  Net cash provided by operating activities..........................................      510,403       368,041
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................................................     (366,609)     (391,008)
Proceeds from the sale of property and equipment.....................................       49,170        19,416
Other................................................................................       (2,755)       (2,818)
                                                                                       ------------  ------------
  Net cash used in investing activities..............................................     (320,194)     (374,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings................................      (24,940)      167,751
Decrease in bank checks outstanding..................................................       (7,133)      (16,039)
Net proceeds from long-term borrowings...............................................        2,338         2,570
Payments on long-term debt and notes payable.........................................       (5,489)     (169,618)
Proceeds from minority interests, net................................................        9,660        16,545
Exercise of stock options............................................................       53,388        38,566
                                                                                       ------------  ------------
  Net cash provided by financing activities..........................................       27,824        39,775
                                                                                       ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................................       (1,859)        1,299
                                                                                       ------------  ------------
  Net increase in cash and cash equivalents..........................................      216,174        34,705
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................      175,508       101,955
                                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................   $  391,682    $  136,660
                                                                                       ------------  ------------
                                                                                       ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)(a)...........................................   $   17,891    $   55,791
  Income taxes.......................................................................      174,731       126,178

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

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. As of May 10, 1998, Costco operated 275 warehouses clubs: 211 in the United States (24 states); 56 in Canada (in nine Canadian provinces); seven in the United Kingdom; and one warehouse in Taiwan. As of May 10, 1998, the Company also operated (through a 50%-owned joint venture) 14 warehouses in Mexico, and had a license agreement for the operation of two membership warehouses in Korea (See "Note 5--Subsequent Events").

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are recorded at the lower of cost or market as determined by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for U.S. merchandise inventories, and the first-in, first-out (FIFO) method for foreign merchandise inventories. If the FIFO method had been used, merchandise inventory would have been $23,650 higher at both May 10, 1998 and May 11, 1997.

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

                                                                12 WEEKS ENDED              36 WEEKS ENDED
                                                          --------------------------  --------------------------
                                                          MAY 10, 1998  MAY 11, 1997  MAY 10, 1998  MAY 11, 1997
                                                          ------------  ------------  ------------  ------------
Net income available to common stockholders used in
  basic EPS.............................................   $   85,227    $   66,265    $  309,146    $  195,524
Interest on convertible bonds, net of tax...............        2,198        --             6,594         5,855
                                                          ------------  ------------  ------------  ------------
Net income available to common stockholders after
  assumed conversions of dilutive securities............   $   87,425    $   66,265    $  315,740    $  201,379
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------
Weighted average number of common shares used in basic
  EPS...................................................      215,913       211,477       214,779       204,864
Stock options...........................................        6,246         4,105         5,810         3,547
Conversion of convertible bonds.........................       10,219        --            10,219         8,520
                                                          ------------  ------------  ------------  ------------
Weighted number of common shares and dilutive potential
  common stock used in diluted EPS......................      232,378       215,582       230,808       216,931
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------

    The 5 3/4% debentures convertible into 7,273 common shares were not included in computing diluted EPS for the 36 weeks ended in fiscal 1997 because their effect was antidilutive.

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

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 12 banks, of which $250,000 expires on January 15, 1999, and $250,000 expires on January 30, 2001. At May 10, 1998, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $101,000 bank credit facility with three Canadian banks, which expires in March 1999. At May 10, 1998, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $281,000. The outstanding commitments under these facilities at May 10, 1998 totaled approximately $152,000, including approximately $50,000 in standby letters of credit for workers' compensation requirements.

NOTE (3)--INCOME TAXES

    The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for income before income taxes:

                                                                         36 WEEKS ENDED         36 WEEKS ENDED
                                                                          MAY 10, 1998           MAY 11, 1997
                                                                      ---------------------  ---------------------
Federal statutory income tax rate...................................  $  180,336     35.00%  $  114,370     35.00%
State, foreign and other income taxes, net..........................      25,762      5.00%      16,876      5.16%
                                                                      ----------  ---------  ----------  ---------
                                                                      $  206,098     40.00%  $  131,246     40.16%
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------

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

NOTE (5)--SUBSEQUENT EVENTS

    On May 4, 1998, the Company announced the formation of a joint venture in the Republic of Korea with Shinsegae Department Store Co., Ltd. ("Shinsegae") to acquire the membership warehouse club operation from Shinsegae. On June 1, 1998 the joint venture transaction was completed. The operation being purchased by the joint venture operates three membership warehouse clubs under the name Price

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (5)--SUBSEQUENT EVENTS (CONTINUED)
Club Korea. Since 1993, Shinsegae has operated the Price Club Korea operation under a license agreement with Costco. Initial capitalization of the joint venture totaled approximately $100,000, with Costco being a 93.75% owner and Shinsegae being a 6.25% owner. Approximately $80,000 of the initial investment will be used for land and building acquisitions, and the remaining approximately $20,000 will be used to purchase merchandise inventories and other assets, and for working capital purposes.

    On May 28, 1998, the Company announced the signing of a lease by its wholly-owned Japan subsidiary, Costco Wholesale Japan, Ltd., for the lease of land and construction of a Costco warehouse in Fukuoka, Japan. The term of the lease is 20 years. The warehouse is scheduled to open in late April 1999.