Form 10-K405
period 1998-08-30
COSTCO COMPANIES INC
filed 1998-11-25
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ----------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED AUGUST 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 30, 1998, was $12,062,630,661.

    The number of shares outstanding of the registrant's common stock as of October 30, 1998 was 217,960,083

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1999 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.

      ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 30, 1998

                                                                              PAGE
                                                                              ----
PART I
Item 1.   Business..........................................................    3
Item 2.   Properties........................................................    7
Item 3.   Legal Proceedings.................................................    7
Item 4.   Submission of Matters to a Vote of Security Holders...............    8
Item 4A.  Executive Officers of the Registrant..............................    8

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................   10
Item 6.   Selected Financial Data...........................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   13
Item 8.   Financial Statements..............................................   18
Item 9.   Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................   19

PART III
Item 10.  Directors and Executive Officers of the Registrant................   19
Item 11.  Executive Compensation............................................   19
Item 12.  Security Ownership of Certain Beneficial Owners and Management....   19
Item 13.  Certain Relationships and Related Transactions....................   19

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..............................................................   19

                                     PART I

ITEM 1--BUSINESS

    Costco Companies, Inc. ("Costco" or the "Company") began operations in 1976 in San Diego, California as The Price Company, pioneering the membership warehouse concept. Costco Wholesale Corporation began operations in 1983 in Seattle, Washington with a similar membership warehouse concept. Costco (formerly Price/Costco, Inc. prior to a name change approved by the shareholders in January 1997), a Delaware corporation, publicly traded under the NASDAQ ticker symbol "COST", was formed in October 1993 as a result of a merger of Costco Wholesale Corporation and The Price Company. Costco is the parent company of Costco Wholesale Corporation and The Price Company, which operate membership warehouses primarily under the Costco Wholesale name.

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

    Costco buys nearly all of its merchandise directly from manufacturers for shipment either directly to Costco's selling warehouses or to a consolidation point ("depot") where various shipments are combined so as to minimize freight and handling costs. As a result, Costco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor. By providing this more cost-effective means of distributing goods, Costco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. Individuals shopping for their personal needs are primarily motivated by the cost savings on brand name merchandise. Costco's merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally-branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

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

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, Costco has been able to limit inventory losses to less than three-tenths of one percent of net sales--well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are limited primarily to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to Costco.

    Costco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail advertisements to prospective new members. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco's marketing teams personally contact businesses in the area who are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word of mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations to prospective wholesale members.

    Costco's warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Because these hours of operation are shorter than those of traditional discount grocery retailers and supermarkets, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Most items are not individually price marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide merchandise pre-marked with the item numbers and bar codes and many provide special, larger package sizes.

    Costco's merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items which members may request but which cannot be purchased at prices low enough to pass along meaningful cost savings are usually not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors and therefore carries only an average of approximately 3,600 to 4,400 active stockkeeping units ("SKU's") per warehouse as opposed to discount retailers and supermarkets which normally stock 40,000 to 60,000 SKU's or more. These practices are consistent with Costco's membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. Costco's policy is to accept returns of merchandise within a reasonable time after purchase.

    The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 1998, 1997, and 1996:

                                                                                                  1998         1997         1996
                                                                                                  -----        -----        -----
SUNDRIES (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages,
  soft drinks and cleaning and institutional supplies).......................................          30%          31%          32%
FOOD (including dry and fresh foods and institutionally packaged foods)......................          32%          32%          32%
HARDLINES (including major appliances, video and audio tape, electronics, tools, office
  supplies, furniture and automotive supplies)...............................................          20%          20%          21%
SOFTLINES (including apparel, domestics, cameras, jewelry, housewares, books and small
  appliances)................................................................................          12%          12%          11%
OTHER (including pharmacy, optical, one-hour photo, print shop, hearing aid and gas
  stations)..................................................................................           6%           5%           4%
                                                                                                      ---          ---          ---
                                                                                                      100%         100%         100%
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

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

MEMBERSHIP POLICY

    Costco's membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Costco has two primary types of members: Business Members and Gold Star (individual) Members. In addition, the Company has begun the rollout of a new Executive Membership program.

    Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Costco promotes Business membership through its merchandise selection and its membership marketing programs. Business members generally pay an annual membership fee of $35 for the primary membership card with additional membership cards available for an annual fee of $25.

    Individual Gold Star memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other selected organizations. Individual members generally pay an annual membership fee of $40, which includes a spouse card.

    Executive Memberships are available to any Business or Gold Star member for a total annual fee of $100. This membership offers Business and Gold Star members the opportunity to save on various services, including merchant credit card processing; auto and homeowner insurance; employee health insurance; real estate and mortgage services; and long-distance telephone services. The services offered are provided by third-party service providers and vary by state.

    As of August 30, 1998, Costco had approximately 3.7 million Business memberships and approximately 8.7 million Gold Star memberships. Members can utilize their memberships at any warehouse location.

LABOR

    As of August 30, 1998, Costco had approximately 63,000 employees, approximately 90% of whom were hourly and 10% salaried. Approximately 50% of the hourly employees were part-time. Approximately 11,000 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. In addition, one warehouse in the Canadian province of British Columbia is represented by the Retail Wholesale Union. All remaining hourly employees are non-union. Costco has never had a work stoppage and considers its employee relations to be good.

COMPETITION

    The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States and has expanded into food merchandising. Target has also emerged as a significant retail competitor. Approximately 800 warehouse clubs exist across the U.S. and Canada, including the 267 warehouses operated by the Company in North America; and every major metropolitan area has some, if not several, club operations. Low cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in stores such as The Sharper Image, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates in Arizona, California and Florida, are capturing an increasingly greater share of the institutional food business from wholesale operators and others; and many supermarkets now offer food lines in bulk sizes comparable to those offered by the Company. (See "Item--7 Management's Discussion and Analysis of Financial Condition and Results of Operations")

REGULATION

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

ITEM 2--PROPERTIES

WAREHOUSE PROPERTIES

    At August 30, 1998, Costco operated 278 warehouse clubs: 211 in the United States (in 24 states); 56 in Canada (in 9 Canadian provinces); seven in the United Kingdom; three in Korea, and one in Taiwan-- mainly under the "Costco Wholesale" name. The following is a summary of owned and leased warehouses by region:

                              NUMBER OF WAREHOUSES

                                                                           OWN LAND AND        LEASE LAND AND/OR
                                                                             BUILDING              BUILDING             TOTAL
                                                                         -----------------  -----------------------     -----
UNITED STATES..........................................................            166                    45                211
CANADA.................................................................             47                     9                 56
UNITED KINGDOM.........................................................              7                    --                  7
KOREA..................................................................             --                     3                  3
TAIWAN.................................................................             --                     1                  1
                                                                                                          --
                                                                                   ---                                      ---
    Total..............................................................            220                    58                278
                                                                                                          --
                                                                                                          --
                                                                                   ---                                      ---
                                                                                   ---                                      ---

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 1998:

                                                                                            OTHER
OPENINGS BY FISCAL YEAR                               UNITED STATES       CANADA        INTERNATIONAL       TOTAL
--------------------------------------------------  -----------------  -------------  -----------------     -----
1993 and prior....................................            170               30               --             200
1994..............................................             12                7                2              21
1995..............................................              9                8                2              19
1996..............................................              1               10                1              12
1997..............................................              8               (1)               2               9
1998..............................................             11                2                4              17
1999 (through 12/31/98)...........................              6                1               --               7
                                                                                --               --
                                                              ---                                               ---
Total.............................................            217               57               11(a)          285

                                                      TOTAL WAREHOUSES
OPENINGS BY FISCAL YEAR                                 IN OPERATION
--------------------------------------------------  ---------------------
1993 and prior....................................              200
1994..............................................              221
1995..............................................              240
1996..............................................              252
1997..............................................              261
1998..............................................              278
1999 (through 12/31/98)...........................              285
                                                                ---
Total.............................................

--------------------------

(a) As of August 30, 1998, the Company operated (through a 50%-owned joint venture) 14 warehouses in Mexico (one opened in fiscal 1992, two opened in fiscal 1993, five opened in fiscal 1994, five opened in fiscal 1995, and one opened in fiscal 1998). Two additional warehouses are expected to open prior to December 31, 1998. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore their operations are not consolidated in the Company's financial statements.

    The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses and operates various processing, packaging and other facilities to support ancillary and other businesses.

ITEM 3--LEGAL PROCEEDINGS

    On April 6, 1992, The Price Company was served with a Complaint in an action entitled FECHT ET AL. V. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, The Price Company was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of The Price Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to The Price Company's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In February 1997, the Court granted the plaintiffs' motion for certification of a class consisting of all purchasers of the common stock of The Price Company from April 3, 1991 through April 2, 1992. In May 1998, the parties reached an agreement in principle to resolve the lawsuit. In July 1998, the Court preliminarily approved the settlement, and in October 1998, the Court entered an Order approving the settlement and dismissing the lawsuit. The Company's estimated portion of the proposed settlement amount is not material to the Company's financial position or results of operations.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on January 28, 1999, at the Meydenbauer Center in Center Hall A in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the names, ages and positions of the executive officers of the registrant.

          NAME               AGE                                  POSITION WITH COMPANY
------------------------  ---------  -------------------------------------------------------------------------------
James D. Sinegal             62      President and Chief Executive Officer
Jeffrey H. Brotman           56      Chairman of the Board
Richard D. DiCerchio         55      Sr. Executive Vice President, Chief Operating Officer--Merchandising,
                                       Distribution, Construction and Marketing
Richard A. Galanti           42      Executive Vice President and Chief Financial Officer
Franz E. Lazarus             51      Executive Vice President--International Operations
David B. Loge                56      Executive Vice President--Manufacturing and Ancillary Businesses
W. Craig Jelinek             46      Executive Vice President, Chief Operating Officer--Northern Division
Edward B. Maron              71      Executive Vice President, Chief Operating Officer--Canadian Division
Joseph P. Portera            45      Executive Vice President, Chief Operating Officer--Eastern Division
Dennis R. Zook               49      Executive Vice President, Chief Operating Officer--Southern Division

    James D. Sinegal has been President, Chief Executive Officer and a director of the Company since October 1993 upon consummation of the Merger of Costco Wholesale Corporation and The Price Company (the "Merger"). From its inception in 1983 until 1993, he was President and Chief Operating Officer of Costco Wholesale Corporation and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal was a co-founder of Costco Wholesale Corporation and has been a director since its inception.

    Jeffrey H. Brotman is a native of the Pacific Northwest and is a 1967 graduate of the University of Washington Law School. Mr. Brotman was a co-founder and Chairman of the Board of Costco Wholesale Corporation from its inception. Upon the consummation of the Merger, Mr. Brotman became the Vice Chairman of the Company, and has served as Chairman since December, 1994. Mr. Brotman is a founder of a number of other specialty retail chains. He is a director of Starbucks Corp., the Sweet Factory and Garden Botanika, and serves as an Advisory Board Member of Seafirst Bank.

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

    W. Craig Jelinek has been Executive Vice President, Chief Operating Officer--Northern Division since September 1995. He had been Senior Vice President, Operations--Northwest Region since September 1992. From May 1986 to September 1994 he was Vice President, Regional Operations Manager--Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

    Edward B. Maron has been Executive Vice President, Chief Operating Officer--Canadian Division of the Company since the Merger. He had been Senior Vice President--Canadian Division of Costco Wholesale Corporation since April 1990. He has held various management positions since joining Costco Wholesale Corporation in June 1984.

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

    The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 1996 through October 30, 1998. The quotations are as reported in published financial sources.

                                                                         COSTCO COMMON STOCK
                                                                         --------------------
                                                                           HIGH        LOW
                                                                         ---------  ---------
Calendar Quarters--1996
  First Quarter........................................................     19 1/2     14 3/4
  Second Quarter.......................................................     21 5/8     17 1/2
  Third Quarter........................................................     22 1/8     19 3/4
  Fourth Quarter.......................................................     25 5/8     19 1/8
Calendar Quarters--1997
  First Quarter........................................................         30     24 1/8
  Second Quarter.......................................................    35 3/16     26 7/8
  Third Quarter........................................................     39 1/8    31 7/16
  Fourth Quarter.......................................................   44 15/16     35 1/8
Calendar Quarters--1998
  First Quarter........................................................    58 3/16     42 1/8
  Second Quarter.......................................................    63 7/32     51 3/8
  Third Quarter........................................................         65    45 1/16
  Fourth Quarter (through October 30, 1998)............................         58    44 5/16

    On October 30, 1998, the Company had 7,474 stockholders of record.

                                DIVIDEND POLICY

    Costco does not pay regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6--SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended August 30, 1998, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of Costco for fiscal 1998.

                             COSTCO COMPANIES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       52 WEEKS    52 WEEKS     52 WEEKS      53 WEEKS     52 WEEKS    52 WEEKS    52 WEEKS
                                        ENDED       ENDED        ENDED         ENDED        ENDED       ENDED       ENDED
                                      AUGUST 30,  AUGUST 31,  SEPTEMBER 1,  SEPTEMBER 3,  AUGUST 28,  AUGUST 29,  AUGUST 30,
                                         1998        1997         1996          1995         1994        1993        1992
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
OPERATING DATA
Revenue
  Net sales.........................  $23,830,380 $21,484,118  $19,213,866   $17,905,926  $16,160,911 $15,154,685 $13,820,380
  Membership fees and other.........     439,497     390,286      352,590       341,360      319,732     309,129     276,998
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
  Total revenue.....................  24,269,877  21,874,404   19,566,456    18,247,286   16,480,643  15,463,814  14,097,378
Operating expenses
  Merchandise costs.................  21,379,691  19,314,485   17,345,315    16,225,848   14,662,891  13,751,153  12,565,463
  Selling, General &
    Administrative..................   2,069,900   1,876,759    1,691,187     1,555,588    1,425,549   1,314,660   1,128,898
  Preopening expenses...............      27,010      27,448       29,231        25,018       24,564      28,172      25,595
  Provision for impaired assets and
    warehouse closing costs.........       6,000      75,000(a)      10,000       7,500        7,500       5,000       2,000
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
  Operating income..................     787,276     580,712      490,723       433,332      360,139     364,829     375,422
Other income (expense)
  Interest expense..................    (47,535)     (76,281)     (78,078)      (67,911)     (50,472)    (46,116)    (35,525)
  Interest income and other.........      26,662      15,898       10,832         2,783       13,888      17,750      28,958
  Provision for merger and
    restructuring expenses..........          --          --           --            --     (120,000)         --          --
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
Income from continuing operations
  before provision for income
  taxes.............................     766,403     520,329      423,477       368,204      203,555     336,463     368,855
Provision for income taxes..........     306,561     208,132      174,684       150,963       92,657     133,620     145,833
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
Income from continuing operations...     459,842     312,197      248,793       217,241      110,898     202,843     223,022
Discontinued operations:
    Income (loss), net of tax.......          --          --           --            --      (40,766)     20,404      19,385
    Loss on disposal................          --          --           --       (83,363)    (182,500)         --          --
  Extraordinary items...............          --          --           --            --           --          --          --
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
  Net income (loss).................  $  459,842  $  312,197   $  248,793    $  133,878   $ (112,368) $  223,247  $  242,407
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
Per Share Data--Diluted
  Income from continuing
    operations......................  $     2.03  $     1.47   $     1.22    $     1.05   $     0.51  $     0.92  $     0.98
Discontinued Operations:
  Income (loss), net of tax.........          --          --           --            --        (0.19)       0.08        0.08
  Loss on Disposal..................          --          --           --         (0.37)       (0.83)         --          --
Extraordinary items.................          --          --           --            --           --          --          --
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
  Net income (loss).................  $     2.03  $     1.47   $     1.22    $     0.68   $    (0.51) $     1.00  $     1.06
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
                                      ----------  ----------  ------------  ------------  ----------  ----------  ----------
  Shares used in calculation........     231,685     224,668      217,890       223,610      219,332     240,162     245,090

                                        52 WEEKS      52 WEEKS      53 WEEKS
                                         ENDED         ENDED         ENDED
                                      SEPTEMBER 1,  SEPTEMBER 2,  SEPTEMBER 3,
                                          1991          1990          1989
                                      ------------  ------------  ------------
OPERATING DATA
Revenue
  Net sales.........................   $11,813,509   $9,346,099    $7,844,539
  Membership fees and other.........      228,742       185,144       157,621
                                      ------------  ------------  ------------
  Total revenue.....................   12,042,251     9,531,243     8,002,160
Operating expenses
  Merchandise costs.................   10,755,823     8,518,951     7,168,907
  Selling, General &
    Administrative..................      934,120       719,446       590,465
  Preopening expenses...............       16,289        11,691        11,685
  Provision for impaired assets and
    warehouse closing costs.........        1,850         6,000         1,609
                                      ------------  ------------  ------------
  Operating income..................      334,169       275,155       229,494
Other income (expense)
  Interest expense..................      (26,041)      (18,769)      (24,583)
  Interest income and other.........       33,913        19,239        24,275
  Provision for merger and
    restructuring expenses..........           --            --            --
                                      ------------  ------------  ------------
Income from continuing operations
  before provision for income
  taxes.............................      342,041       275,625       229,186
Provision for income taxes..........      134,748       107,899        88,742
                                      ------------  ------------  ------------
Income from continuing operations...      207,293       167,726       140,444
Discontinued operations:
    Income (loss), net of tax.......       11,566         6,854         3,600
    Loss on disposal................           --            --            --
  Extraordinary items...............           --            --            --
                                      ------------  ------------  ------------
  Net income (loss).................   $  218,859    $  174,580    $  144,044
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------
Per Share Data--Diluted
  Income from continuing
    operations......................   $     0.93    $     0.79    $     0.69
Discontinued Operations:
  Income (loss), net of tax.........         0.05          0.03          0.02
  Loss on Disposal..................           --            --            --
Extraordinary items.................           --            --            --
                                      ------------  ------------  ------------
  Net income (loss).................   $     0.98    $     0.82    $     0.71
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------
  Shares used in calculation........      234,202       219,532       212,772

------------------------------

(a) Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.17 per share) charge for asset impairment.

                             COSTCO COMPANIES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE DATA)

                                       AUGUST 30,     AUGUST 31,    SEPTEMBER 1,   SEPTEMBER 3,    AUGUST 28,     AUGUST 29,
                                          1998           1997           1996           1995           1994           1993
                                      ------------   ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA
  Working capital (deficit).........  $    431,288   $    145,903   $    56,710    $     9,381    $   (113,009)  $    127,312
  Property and equipment, net.......     3,395,372      3,154,634     2,888,310      2,535,593       2,146,396      1,966,601
  Total assets......................     6,259,820      5,476,314     4,911,861      4,437,419       4,235,659      3,930,799
  Short-term debt...................            --         25,460        59,928         75,725         149,340         23,093
  Long-term debt and capital lease
    obligations, net................       930,035        917,001     1,229,221      1,094,615         795,492        812,576
  Stockholders' equity..............  $  2,965,886   $  2,468,116   $ 1,777,798    $ 1,530,744    $  1,684,960   $  1,796,728
WAREHOUSES IN OPERATION
  Beginning of year.................           261            252           240            221             200            170
  Opened (c)........................            18             17            20             24              29             37
  Closed(d).........................            (1)            (8)           (8)            (5)             (8)            (7)
                                      ------------   ------------   ------------   ------------   ------------   ------------
  End of Year.......................           278            261           252            240             221            200
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

                                       AUGUST 30,    SEPTEMBER 1,   SEPTEMBER 2,   SEPTEMBER 3,
                                          1992           1991           1990        1989(A)(B)
                                      ------------   ------------   ------------   ------------
BALANCE SHEET DATA
  Working capital (deficit).........  $    281,592   $   304,703    $    14,342    $   103,252
  Property and equipment, net.......     1,704,052     1,183,432        935,767        752,912
  Total assets......................     3,576,543     2,986,094      2,029,931      1,740,332
  Short-term debt...................            --            --        139,414        114,000
  Long-term debt and capital lease
    obligations, net................       813,976       500,440        199,506        234,017
  Stockholders' equity..............  $  1,593,943   $ 1,429,703    $   988,458    $   777,730
WAREHOUSES IN OPERATION
  Beginning of year.................           140           119            104             84
  Opened (c)........................            31            23             19             20
  Closed(d).........................            (1)           (2)            (4)            --
                                      ------------   ------------   ------------   ------------
  End of Year.......................           170           140            119            104
                                      ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------

--------------------------

(a) In fiscal 1989 The Price Company paid to its shareholders a one-time special cash dividend of $74,621 or $1.50 per share.

(b) In fiscal 1989 stockholders' equity reflects a $20,100 reduction of retained earnings related to conforming The Price Company's accounting for income tax method to Costco Wholesale Corporation's accounting for income tax method as of fiscal 1989.

(c) Includes relocations as well as new warehouse openings.

(d) Includes relocations as well as outright closings.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that include words such as "plans", "intends", "expects", "anticipates", "believes", or similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors, and the risks identified from time to time in the Company's reports filed with the SEC.

COMPARISON OF FISCAL 1998 (52 WEEKS) AND FISCAL 1997 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1998 reflect net income of $459,842 or $2.03 per share (diluted), compared to a fiscal 1997 net income of $312,197, or $1.47 per share (diluted). The net income for fiscal 1997 includes a non-cash, pre-tax charge of $65,000 ($38,675 after-tax, or $.17 per share) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of the Financial Accounting Standards Board Statement No. 121 (SFAS
121). In addition, fiscal 1997 net income was impacted by one-time, pre-tax charges of approximately $13,000 ($7,800 after-tax, or $.03 per share) related to the call and redemption of $764,000 of convertible subordinated debentures.

    Net sales increased 11% to $23,830,380 in fiscal 1998 from $21,484,118 in fiscal 1997. This increase was due to: (i) higher sales at existing locations opened prior to fiscal 1997; (ii) increased sales at 17 warehouses that were opened in fiscal 1997 and that were in operation for the entire 1998 fiscal year; and (iii) first year sales at the 18 new warehouses opened during fiscal 1998, which increase was partially offset by one warehouse closed during fiscal 1998 that was in operation during fiscal 1997. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at an 8% annual rate in fiscal 1998 compared to a 9% annual rate during fiscal 1997. Comparable sales in fiscal 1998 were negatively impacted by approximately 1% due to a decline in the Canadian exchange rate.

    Membership fees and other revenue increased 13% to $439,497, or 1.84% of net sales, in fiscal 1998 from $390,286, or 1.82% of net sales, in fiscal 1997. This increase is primarily due to membership sign-ups at the 18 new warehouses opened in fiscal 1998 and a five dollar increase in the annual membership fee for both Business and Gold Star members effective April 1, 1998 in the United States and May 1, 1998 in Canada.

    Effective with the first quarter of fiscal 1999, the Company will change its method of accounting for membership fee income from a "cash basis", which historically has been consistent with generally accepted accounting principles and industry practice, to a "deferred basis". If the deferred method (assuming ratable recognition over the one year life of the membership) had been used in fiscal 1998, net income would have been $444,451, or $1.96 per share (diluted). The Company has decided to make this change in anticipation of the issuance of a new Securities and Exchange Commission (SEC) Staff Accounting Bulletin regarding the recognition of membership fee income. However, the SEC has not yet taken a position as to whether ratable recognition over the one year life of the membership is the appropriate method for the Company. The Company anticipates further discussions with the SEC on this topic.

    The change to the deferred method of accounting for membership fees will result in a one-time, non-cash pre-tax charge of approximately $197,000 ($118,000 after-tax, or $.50 per share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999 and assuming that membership fee income is recognized ratably over the one year life of the membership. This charge is not expected to have a material effect on the Company's financial condition, cash flows or ongoing operating results.

    Gross margin (defined as net sales minus merchandise costs) increased 13% to $2,450,689, or 10.28% of net sales, in fiscal 1998 from $2,169,633, or 10.10% of net sales, in fiscal 1997. Gross margin as a percentage of net sales increased due to increased sales penetration of certain higher gross margin ancillary businesses, the expanded use of the Company's depot facilities, and improved performance of the Company's international operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. For both fiscal 1998 and 1997 there was no LIFO charge due to the use of the LIFO method compared to the first-in, first-out (FIFO) method.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.69% during fiscal 1998 from 8.74% during fiscal 1997, primarily reflecting the increase in comparable warehouse sales noted above, and a year-over-year improvement in the Company's core warehouse operations and Central and Regional administrative offices, which were partially offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $27,010, or 0.11% of net sales, during fiscal 1998 and $27,448, or 0.13% of net sales, during fiscal 1997. During fiscal 1998, the Company opened 16 new warehouses (in addition, two warehouses were acquired during fiscal 1998 as part of the formation of the Korean joint venture) compared to 17 new warehouses during fiscal 1997.

    The provision for impaired assets and warehouse closing costs was $6,000 in fiscal 1998 compared to $75,000 in fiscal 1997. The fiscal 1997 provision included a $65,000 impairment charge relating to the adoption of SFAS 121 and $10,000 for warehouse closing costs. The provision for warehouse closing costs includes estimated closing costs for certain warehouses, which were or were in the process of being replaced by new warehouses.

    Interest expense totaled $47,535 in fiscal 1998 and $76,281 in fiscal 1997. The decrease in interest expense is primarily related to the call for redemption during fiscal 1997 of three convertible subordinated debenture issues. Both the Company's 6 3/4% ($285,100 principal amount), and 5 1/2% ($179,300 principal amount) debentures were called for redemption in the second quarter of fiscal 1997. Approximately $302,000 of these two series of debentures were converted into common stock. The 5 3/4% ($300,000 principal amount) debentures were called for redemption in the fourth quarter of fiscal 1997. The reduction in interest expense related to the three redemptions was partially offset by the one-time costs of the redemption call premiums and write-offs of unamortized issuance costs associated with the redemptions of these convertible subordinated debentures. Also, in the fourth quarter of fiscal 1997, the Company issued $900,000 (principal amount at maturity) of Zero Coupon Convertible Subordinated Notes, priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640, approximately $312,000 of which was used to redeem the 5 3/4% convertible subordinated debentures referred to above.

    Interest income and other totaled $26,662 in fiscal 1998 compared to $15,898 in fiscal 1997. The increase was primarily due to interest earned on higher balances of cash and cash equivalents and short-term investments during fiscal 1998 as compared to fiscal 1997.

    The effective income tax rate on earnings was 40% in both fiscal 1998 and fiscal 1997.

COMPARISON OF FISCAL 1997 (52 WEEKS) AND FISCAL 1996 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1997 reflect net income of $312,197, or $1.47 per share (diluted), as compared to a fiscal 1996 net income of $248,793, or $1.22 per share (diluted). The net income for fiscal 1997 includes a non-cash, pre-tax charge of $65,000 ($38,675 after-tax, or $.17 per share) reflecting a provision for the impairment of long-lived assets as required by the Company's adoption of the Financial Accounting Standards Board Statement No.
121. In addition, net income was impacted by one-time, pre-tax charges of approximately $13,000 ($7,800 after-tax, or $.03 per share) related to the call and majority redemption of $764,000 of convertible subordinated debentures.

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

    Comparable sales, that is sales in warehouses open for at least a year, increased at a 9% annual rate in fiscal 1997, compared to a 5% annual rate during fiscal 1996. The improvement in comparable sales levels in fiscal 1997, as compared to fiscal 1996, reflects new marketing and merchandising efforts, including the expansion of various ancillary businesses to certain existing locations.

    Membership fees and other revenue increased 11% to $390,286, or 1.82% of net sales, in fiscal 1997 from $352,590, or 1.84% of net sales, in fiscal 1996. This increase was primarily due to membership sign-ups at the 17 new warehouses opened in fiscal 1997. The decrease as percent of sales is due to increasing sales volumes.

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $2,169,633, or 10.10% of net sales, in fiscal 1997 from $1,868,551, or 9.73% of net sales, in fiscal 1996. Gross margin as a percentage of net sales increased due to greater purchasing, favorable inventory shrink results, the expanded use of the Company's depot facilities, and improved performance of the Company's international operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. For both fiscal 1997 and 1996 there was no LIFO charge due to the use of the LIFO method compared to the first-in, first-out (FIFO) method.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.74% during fiscal 1997 from 8.80% during fiscal 1996, primarily reflecting the increase in comparable warehouse sales noted above, and a year-over-year improvement in the Company's core warehouse operations and Central and Regional administrative offices, which were partially offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $27,448, or 0.13% of net sales, during fiscal 1997 and $29,231, or 0.15% of net sales, during fiscal 1996. During fiscal 1997, the Company opened 17 new warehouses compared to 20 new warehouses opened during fiscal 1996.

    The provision for impaired assets and warehouse closing costs included the non-cash, pre-tax charge of $65,000 ($38,675 after-tax, or $.17 per share) for the impairment of long-lived assets, discussed above, and a pre-tax provision for warehouse closing costs of $10,000, or $.03 per share, during fiscal 1997. The provision for warehouse closing costs includes estimated closing costs for certain warehouses, which were or will be replaced by new warehouses. Warehouse closing costs were $10,000 (pre-tax), or $.03 per share, in fiscal 1996.

    Interest expense totaled $76,281 in fiscal 1997 and $78,078 in fiscal 1996. The decrease in interest expense is primarily related to the call for redemption of three convertible subordinated debenture issues during fiscal 1997. Both the Company's 6 3/4% ($285,100 principal amount), and 5 1/2% ($179,300 principal amount) debentures were called for redemption in the second quarter of fiscal 1997. Approximately $302,000 of these two series of debentures were converted into common stock, thereby eliminating future interest payments associated therewith. The 5 3/4% ($300,000 principal amount) debentures were called for redemption in the fourth quarter of fiscal 1997. The reduction in interest expense related to the three redemptions was partially offset by the one-time costs of the redemption call premiums and write-offs of unamortized issuance costs associated with the redemptions of these convertible subordinated debentures. Also, in the fourth quarter of fiscal 1997, the Company issued $900,000 (principal amount at maturity) of Zero Coupon Convertible Subordinated Notes, priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640, approximately $312,000 of which was used to redeem the 5 3/4% convertible subordinated debentures referred to above.

    Interest income and other totaled $15,898 in fiscal 1997, and $10,832 in fiscal 1996. This increase was primarily due to the Company terminating certain unconsolidated joint ventures which had been incurring losses and improved earnings in its Mexico joint venture operation.

    The effective income tax rate on earnings in fiscal 1997 was 40.00% compared to a 41.25% effective tax rate in fiscal 1996. The decrease in the effective tax rate was related primarily to decreases in foreign taxes.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $525,000 to $575,000 during fiscal 1999 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $75,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $437,523 at August 30, 1998), short-term borrowings under revolving credit facilities and other financing sources as required.

    On May 4, 1998, the Company announced the formation of a joint venture in the Republic of Korea with Shinsegae Department Store Co., Ltd. ("Shinsegae") to acquire the membership warehouse club operation from Shinsegae. Previously, Shinsegae had operated two warehouse clubs under the name Price Club, for which Shinsegae had paid a license fee. The joint venture operation became effective on June 1, 1998. Initial capitalization of the joint venture totaled approximately $100,000, with the company being a 93.75% owner and Shinsegae being a 6.25% owner. Approximately $80,000 of the initial investment was used for land and building acquisitions, and the remaining approximately $20,000 was used to purchase merchandise inventories and other assets, and for working capital purposes. The Company has increased its ownership percentage of the joint venture to 94.32% through additional capital contributions.

    On May 28, 1998, the Company announced the signing of a lease by its wholly-owned Japan subsidiary, Costco Wholesale Japan, Ltd., for the lease of land and construction of a Costco warehouse in Fukuoka, Japan. The term of the lease is 20 years. The warehouse is scheduled to open in Spring 1999.

    Expansion plans for the United States and Canada during fiscal 1999 are to open approximately 25 new warehouse clubs, including three or four relocations of existing warehouses to larger and better-located warehouses. The Company expects to continue expansion of its international operations and plans to open one or two additional units in the United Kingdom through its 60%-owned subsidiary and one or two additional units in Taiwan through its 55%-owned subsidiary during the next year. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of August 30, 1998, Price Club Mexico operated 14 Price Club warehouses in Mexico and plans to open two or three new warehouse clubs during fiscal 1999, including two prior to the 1998 calendar year-end.

BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN US
  DOLLARS)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 9 banks, of which $250,000 expires on January 25, 1999, and $250,000 expires on January 30, 2001. At August 30, 1998, no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $128,000 commercial paper program supported by an $89,000 bank credit facility with three Canadian banks, which expires in March 1999. At August 30, 1998, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $589,000 combined amounts of the respective supporting bank credit facilities.

LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $317,000. The outstanding commitments under these facilities at August 30, 1998 totaled approximately $212,000, including approximately $50,000 in standby letters of credit for workers' compensation requirements.

DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at the 52 weeks ended August 30, 1998 were not material to the Company's results of operations or its financial position.

YEAR 2000

    The Company uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. Like most automated companies, Costco is addressing the Year 2000 challenge to make sure all of its systems are Year 2000 compliant and fully operational prior to the year 2000 and on into the 21st Century. As far back as the early 1990's, the Company began taking initial measures to ensure that its systems would function in the year 2000 and beyond. The Company anticipates completing testing for all key systems by early calendar year 1999, and believes that the Year 2000 issues will not present any significant operational problems. Total costs related to the year 2000 effort are estimated to be less than $5,000, of which approximately 75% has been incurred by the Company through August 30, 1998. While it is possible that systems currently being reviewed and/or tested may produce an unexpected cost increase, the Company does not believe it would add materially to the current estimate.

    Additionally, the Company has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends. These efforts are designed to minimize the impact to the Company should these third parties fail to remediate their Year 2000 issues. However, the Company can give no assurances that such third parties will in fact be successful in resolving all of their Year 2000 issues, and the failure of such third parties to comply on a timely basis could have an adverse effect on the Company. The Company anticipates minimal business disruption as a result of Year 2000 issues; however, possible consequences include, but are not limited to, delays in delivery or receipt of merchandise, inability to process transactions, loss of communications, and similar interruptions of normal business activities. To the extent practicable, the Company is evaluating contingency plans to minimize the effect on the Company's operations in the event of any third party system or product failure. The Company will continue to make every effort to ensure that its business, financial condition and results of operations will not be adversely impacted by a failure of its systems or the systems of others.

FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $431,000 at August 30, 1998, compared to working capital of $146,000 at August 31, 1997. The increase in net working capital was primarily due to an increase in cash and cash equivalents of approximately $186,000, an increase in short-term investments of approximately $76,000, increases in receivables and other current assets of approximately $32,000, reductions in short-term borrowings of approximately $25,000 and other current liabilities of approximately $15,000, offset by increases in accrued salaries and benefits of approximately $50,000.

    Net cash provided by operating activities totaled $737,610 in fiscal 1998 compared to $590,249 in fiscal 1997. The increase in net cash from operating activities is primarily a result of increased net income.

    Net cash used in investing activities totaled $609,446 in fiscal 1998 compared to $543,173 in fiscal 1997. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $571,904 and $553,374 in fiscal 1998 and 1997, respectively. Additionally, the Company received proceeds from the sale of property and equipment of $80,698 in fiscal 1998 compared to $40,946 in fiscal 1997. The Company invested $75,549 in short-term investments during fiscal 1998.

    Net cash provided by financing activities totaled $66,591 in fiscal 1998 compared to $25,144 in fiscal 1997. This increase is due to a decline in net repayments on short and long-term borrowings and an increase in proceeds from minority interests and the exercise of stock options.

    The Company's balance sheet as of August 30, 1998 reflects a $783,506 or 14% increase in total assets since August 31, 1997. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program and an increase in cash and cash equivalents and short-term investments.

STOCK REPURCHASE PROGRAM

    On November 5, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500 million of Costco Common Stock over the next three years. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand, as well as from future operating cash flows. The repurchased shares will be held as treasury shares and used for general corporate purposes including stock option grants under stock option programs.

ITEM 8--FINANCIAL STATEMENTS

    Financial statements of Costco are as follows:

                                                                                            PAGE
                                                                                            -----
Report of Independent Public Accountants...............................................          22
Consolidated Balance Sheets, as of August 30, 1998 and August 31, 1997.................          23
Consolidated Statements of Income, for the 52 weeks ended August 30, 1998, August 31,
  1997 and September 1, 1996...........................................................          24
Consolidated Statements of Stockholders' Equity, for the 52 weeks ended August 30,
  1998, August 31, 1997 and September 1, 1996..........................................          25
Consolidated Statements of Cash Flows, for the 52 weeks ended August 30, 1998, August
  31, 1997 and September 1, 1996.......................................................          26
Notes to Consolidated Financial Statements.............................................          27

ITEM 9--CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the executive officers of the Registrant, see Item--4A "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 28, 1999, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 28, 1999, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held ont January 28, 1999 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 28, 1999 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

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

November 20, 1998

                                COSTCO COMPANIES, INC.

                                (REGISTRANT)

                                By:            /s/ RICHARD A. GALANTI
                                     -----------------------------------------
                                                 Richard A. Galanti
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ JAMES D. SINEGAL        November 20, 1998
------------------------------
       James D. Sinegal
  PRESIDENT, CHIEF EXECUTIVE
     OFFICER AND DIRECTOR

    /s/ JEFFREY H. BROTMAN       November 20, 1998
------------------------------
      Jeffrey H. Brotman
    CHAIRMAN OF THE BOARD

   /s/ RICHARD D. DICERCHIO      November 20, 1998
------------------------------
     Richard D. DiCerchio
SR. EXECUTIVE VICE PRESIDENT,
   CHIEF OPERATING OFFICER-
 MERCHANDISING, DISTRIBUTION,
CONSTRUCTION AND MARKETING AND
           DIRECTOR

    /s/ RICHARD A. GALANTI       November 20, 1998
------------------------------
      Richard A. Galanti
  EXECUTIVE VICE PRESIDENT,
 CHIEF FINANCIAL OFFICER AND
DIRECTOR (PRINCIPAL FINANCIAL
           OFFICER)

    /s/ DAVID S. PETTERSON       November 20, 1998
------------------------------
      David S. Petterson
  SENIOR VICE PRESIDENT AND
          CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

    /s/ HAMILTON E. JAMES        November 20, 1998
------------------------------
      Hamilton E. James
           DIRECTOR

   /s/ RICHARD M. LIBENSON       November 20, 1998
------------------------------
     Richard M. Libenson
           DIRECTOR

    /s/ JOHN W. MEISENBACH       November 20, 1998
------------------------------
      John W. Meisenbach
           DIRECTOR

    /s/ CHARLES T. MUNGER        November 20, 1998
------------------------------
      Charles T. Munger
           DIRECTOR

  /s/ FREDERICK O. PAULSELL      November 20, 1998
------------------------------
    Frederick O. Paulsell
           DIRECTOR

   /s/ JILL S. RUCKELSHAUS       November 20, 1998
------------------------------
     Jill S. Ruckelshaus
           DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Costco Companies, Inc.:

    We have audited the accompanying consolidated balance sheets of Costco Companies, Inc. (a Delaware corporation) and subsidiaries (Costco) as of August 30, 1998 and August 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended August 30, 1998, August 31, 1997 and September 1, 1996. These financial statements are the responsibility of Costco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costco as of August 30, 1998 and August 31, 1997, and the results of its operations and its cash flows for the 52 weeks ended August 30, 1998, August 31, 1997 and September 1, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
October 6, 1998

                             COSTCO COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
                                     ASSETS

                                                                                         AUGUST 30,    AUGUST 31,
                                                                                            1998          1997
                                                                                        ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents...........................................................  $    361,974  $    175,508
  Short-term investments..............................................................        75,549            --
  Receivables, net....................................................................       171,613       147,133
  Merchandise inventories, net........................................................     1,910,751     1,686,525
  Other current assets................................................................       108,343       100,784
                                                                                        ------------  ------------
  Total current assets................................................................     2,628,230     2,109,950
                                                                                        ------------  ------------
PROPERTY AND EQUIPMENT
  Land and land rights................................................................     1,119,663     1,094,607
  Buildings and leasehold and land improvements.......................................     2,170,896     1,933,740
  Equipment and fixtures..............................................................       948,515       840,578
  Construction in progress............................................................        91,901        81,417
                                                                                        ------------  ------------
                                                                                           4,330,975     3,950,342
  Less-accumulated depreciation and amortization......................................      (935,603)     (795,708)
                                                                                        ------------  ------------
  Net property and equipment..........................................................     3,395,372     3,154,634
                                                                                        ------------  ------------
OTHER ASSETS..........................................................................       236,218       211,730
                                                                                        ------------  ------------
                                                                                        $6,259,820... $  5,476,314
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings...............................................................  $         --  $     25,460
  Accounts payable....................................................................     1,605,533     1,394,309
  Accrued salaries and benefits.......................................................       352,903       302,681
  Accrued sales and other taxes.......................................................       102,367        90,774
  Other current liabilities...........................................................       136,139       150,823
                                                                                        ------------  ------------
  Total current liabilities...........................................................     2,196,942     1,964,047
LONG-TERM DEBT                                                                               930,035       917,001
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                                   61,483        38,967
                                                                                        ------------  ------------
    Total liabilities.................................................................     3,188,460     2,920,015
                                                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES MINORITY INTEREST.......................................       105,474        88,183
                                                                                        ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and
    outstanding.......................................................................            --            --
  Common stock $.01 par value; 900,000,000 shares authorized; 217,589,000 and
    213,593,000 shares issued and outstanding.........................................         2,176         2,136
  Additional paid-in capital..........................................................       817,628       706,324
  Accumulated foreign currency translation............................................      (151,842)      (78,426)
  Retained earnings...................................................................     2,297,924     1,838,082
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     2,965,886     2,468,116
                                                                                        ------------  ------------
                                                                                        $  6,259,820  $  5,476,314
                                                                                        ------------  ------------
                                                                                        ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                             COSTCO COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      52 WEEKS       52 WEEKS       52 WEEKS
                                                                        ENDED          ENDED          ENDED
                                                                     AUGUST 30,     AUGUST 31,    SEPTEMBER 1,
                                                                        1998           1997           1996
                                                                    -------------  -------------  -------------
REVENUE
  Net sales.......................................................  $  23,830,380  $  21,484,118  $  19,213,866
  Membership fees and other.......................................        439,497        390,286        352,590
                                                                    -------------  -------------  -------------
    Total revenue.................................................     24,269,877     21,874,404     19,566,456
OPERATING EXPENSES
  Merchandise costs...............................................     21,379,691     19,314,485     17,345,315
  Selling, general and administrative.............................      2,069,900      1,876,759      1,691,187
  Preopening expenses.............................................         27,010         27,448         29,231
  Provision for impaired assets and warehouse closing costs.......          6,000         75,000         10,000
                                                                    -------------  -------------  -------------
    Operating income..............................................        787,276        580,712        490,723
OTHER INCOME (EXPENSE)
  Interest expense................................................        (47,535)       (76,281)       (78,078)
  Interest income and other.......................................         26,662         15,898         10,832
                                                                    -------------  -------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAXES..........................        766,403        520,329        423,477
  Provision for income taxes......................................        306,561        208,132        174,684
                                                                    -------------  -------------  -------------
NET INCOME........................................................  $     459,842  $     312,197(a) $     248,793
                                                                    -------------  -------------  -------------
                                                                    -------------  -------------  -------------
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Basic...........................................................  $        2.13  $        1.51  $        1.27
  Diluted.........................................................  $        2.03  $        1.47  $        1.22

Shares used in calculation (000's)
  Basic...........................................................        215,506        207,379        195,662
  Diluted.........................................................        231,685        224,668        217,890

------------------------

(a) Net income and net income per common and common equivalent share (diluted) would have been $350,872 and $1.64, respectively, without the effect of adopting SFAS No. 121, using 224,668 diluted shares.

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE 52 WEEKS ENDED AUGUST 30, 1998, AUGUST 31, 1997 AND SEPTEMBER 1, 1996,
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                                       COMMON STOCK      ADDITIONAL    FOREIGN
                                                   --------------------   PAID-IN      CURRENCY      RETAINED
                                                    SHARES     AMOUNT     CAPITAL    TRANSLATION     EARNINGS       TOTAL
                                                   ---------  ---------  ----------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 3, 1995.....................    195,164  $   1,952  $  303,989   $  (52,289)  $  1,277,092  $  1,530,744
  Stock options exercised including income tax
    benefits.....................................      1,272         12      17,843           --             --        17,855
  Net income.....................................         --         --          --           --        248,793       248,793
  Foreign currency translation adjustment........         --         --          --      (19,594)            --       (19,594)
                                                   ---------  ---------  ----------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 1, 1996.....................    196,436      1,964     321,832      (71,883)     1,525,885     1,777,798
  Stock options exercised including income tax
    benefits.....................................      4,077         41      78,186           --             --        78,227
  Conversion of convertible debentures...........     13,080        131     306,306           --             --       306,437
  Net income.....................................         --         --          --           --        312,197       312,197
  Foreign currency translation adjustment........         --         --          --       (6,543)            --        (6,543)
                                                   ---------  ---------  ----------  ------------  ------------  ------------
BALANCE AT AUGUST 31, 1997.......................    213,593      2,136     706,324      (78,426)     1,838,082     2,468,116
  Stock options exercised including income tax
    benefits.....................................      3,996         40     111,304           --             --       111,344
  Net income.....................................         --         --          --           --        459,842       459,842
  Foreign currency translation adjustment........         --         --          --      (73,416)            --       (73,416)
                                                   ---------  ---------  ----------  ------------  ------------  ------------
BALANCE AT AUGUST 30, 1998.......................    217,589  $   2,176  $  817,628   $ (151,842)  $  2,297,924  $  2,965,886
                                                   ---------  ---------  ----------  ------------  ------------  ------------
                                                   ---------  ---------  ----------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            52 WEEKS     52 WEEKS      52 WEEKS
                                                                              ENDED        ENDED        ENDED
                                                                           AUGUST 30,   AUGUST 31,   SEPTEMBER 1,
                                                                              1998         1997          1996
                                                                           -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................................  $   459,842  $   312,197   $  248,793
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................      196,315      181,759      161,632
  Accretion of discount on zero coupon notes.............................       15,875          567           --
  Net (gain) loss on sale of property and equipment and other............       (3,459)        (602)       3,494
  Provision for asset impairments........................................        5,629       65,000           --
  Increase (decrease) in deferred income taxes...........................       20,420       (4,322)      (4,520)
  Change in receivables, other current assets, accrued and other current
    liabilities..........................................................       60,315       66,303      105,156
  Increase in merchandise inventories....................................     (255,140)    (189,323)     (82,411)
  Increase (decrease) in accounts payable................................      243,164      162,628       (8,345)
  Other..................................................................       (5,351)      (3,958)       2,560
                                                                           -----------  -----------  ------------
    Total adjustments....................................................      277,768      278,052      177,566
                                                                           -----------  -----------  ------------
    Net cash provided by operating activities............................      737,610      590,249      426,359
                                                                           -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment....................................     (571,904)    (553,374)    (506,782)
  Proceeds from the sale of property and equipment.......................       80,698       40,946        4,665
  Investment in unconsolidated joint ventures............................      (11,595)      (4,750)      (5,312)
  Increase in short-term investments.....................................      (75,549)          --           --
  Increase in other assets and other, net................................      (31,096)     (25,995)     (35,820)
                                                                           -----------  -----------  ------------
    Net cash used in investing activities................................     (609,446)    (543,173)    (543,249)
                                                                           -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under short-term credit facilities, net.....................      (24,404)     (33,990)     (14,354)
  Net proceeds from issuance of long-term debt...........................        9,928      461,035      141,851
  Repayments of long-term debt...........................................       (9,307)    (471,791)      (3,270)
  Changes in bank overdraft..............................................       (3,321)      (7,244)       9,835
  Proceeds from minority interests.......................................       19,580       15,119       21,832
  Exercise of stock options..............................................       74,115       62,015       17,855
                                                                           -----------  -----------  ------------
    Net cash provided by financing activities............................       66,591       25,144      173,749
                                                                           -----------  -----------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................       (8,289)       1,333         (592)
                                                                           -----------  -----------  ------------
  Net increase in cash and cash equivalents..............................      186,466       73,553       56,267
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR..............................      175,508      101,955       45,688
                                                                           -----------  -----------  ------------
CASH AND CASH EQUIVALENTS END OF YEAR....................................  $   361,974  $   175,508   $  101,955
                                                                           -----------  -----------  ------------
                                                                           -----------  -----------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (excludes amounts capitalized and paid for redemption
    premiums)............................................................  $    29,191  $    76,233   $   65,752
  Income taxes...........................................................  $   257,352  $   195,241   $  163,004

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

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally-branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 30, 1998, Costco operated 278 warehouse clubs: 211 in the United States (in 24 states); 56 in Canada (in nine Canadian provinces); seven in the United Kingdom; three in Korea, and one in Taiwan. As of August 30, 1998, the Company also operated (through a 50%-owned joint venture) 14 warehouses in Mexico.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    FISCAL YEARS

    The Company reports on a 52/53 week fiscal year basis which ends on the Sunday nearest August 31st. Fiscal years 1998, 1997, and 1996 were 52 weeks.

    CASH AND CASH EQUIVALENTS

    The Company considers all investments in highly liquid debt instruments maturing within 90 days after purchase as cash equivalents unless amounts are held in escrow for future property purchases or restricted by agreements.

    SHORT-TERM INVESTMENTS

    Short-term investments include highly liquid investments in United States and Canadian government obligations, along with other investment vehicles, some of which have maturities of three months or less at the time of purchase. The Company's policy is to classify these investments as short-term investments rather than cash equivalents if they are acquired and disposed of through its investment trading account, held for future property purchases, or restricted by agreement. The fair value of the short-term investments approximates their carrying value and unrealized holding gains and losses were not significant.

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $4,297 at August 30, 1998 and $4,360 at August 31, 1997.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $16,150 at both August 30, 1998 and August 31, 1997.

                                                                     AUGUST 30,    AUGUST 31,
                                                                        1998          1997
                                                                    ------------  ------------
Merchandise inventories consist of:
  United States (primarily LIFO)..................................  $  1,587,285  $  1,358,917
  Foreign (FIFO)..................................................       323,466       327,608
                                                                    ------------  ------------
    Total.........................................................  $  1,910,751  $  1,686,525
                                                                    ------------  ------------
                                                                    ------------  ------------

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

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $3,542 in fiscal 1998, $4,097 in fiscal 1997, and $5,612 in fiscal 1996.

    GOODWILL

    Goodwill, included in other assets, totaled $43,229 at August 30, 1998 and $48,136 at August 31, 1997, resulting from certain previous business combinations. Goodwill is being amortized over 5 to 40 years using the straight-line method. Accumulated amortization was $12,686 at August 30, 1998 and $11,574 at August 31, 1997.

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

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                             52 WEEKS ENDED
                                            -------------------------------------------------
                                              AUGUST 30,      AUGUST 31,
                                                 1998            1997       SEPTEMBER 1, 1996
                                            --------------  --------------  -----------------
Net income available to common
  stockholders used in basic EPS..........    $  459,842      $ $312,197       $   248,793
Interest on convertible bonds, net of
  tax.....................................         9,529          17,325            17,100
                                            --------------  --------------        --------
Net income available to common
  stockholders after assumed conversions
  of dilutive securities..................    $  469,371      $  329,522       $   265,893
                                            --------------  --------------        --------
                                            --------------  --------------        --------
Weighted average number of common shares
  used in basic EPS.......................       215,506         207,379           195,662
Stock options.............................         5,960           4,001             2,035
Conversion of convertible bonds...........        10,219          13,288            20,193
                                            --------------  --------------        --------
Weighted number of common shares and
  dilutive potential common stock used in
  diluted EPS.............................       231,685         224,668           217,890
                                            --------------  --------------        --------
                                            --------------  --------------        --------

    The 5 3/4% debentures convertible into 7,273 common shares were not included in computing diluted EPS for the 52 weeks ended in fiscal 1996 because their effect was antidilutive.

    On November 5, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the next three years. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand, as well as from future operating cash flows. The repurchased shares will be held as treasury shares and used for general corporate purposes including stock option grants under stock option programs.

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

    Effective with the first quarter of fiscal 1999, the Company will change its method of accounting for membership fee income from a "cash basis", which historically has been consistent with generally accepted accounting principles and industry practice, to a "deferred basis". If the deferred method (assuming

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ratable recognition over the one year life of the membership) had been used in fiscal 1998, net income would have been $444,451, or $1.96 per share (diluted). The Company has decided to make this change in anticipation of the issuance of a new Securities and Exchange Commission (SEC) Staff Accounting Bulletin regarding the recognition of membership fee income. However, the SEC has not yet taken a position as to whether ratable recognition over the one year life of the membership is the appropriate method for the Company.

    The change to the deferred method of accounting for membership fees will result in a one-time, non-cash, pre-tax charge of approximately $197,000 ($118,000 after-tax, or $.50 per share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999 and assuming that membership fee income is recognized ratably over the one year life of the membership. This charge is not expected to have a material effect on the Company's financial condition, cash flows or ongoing operating results.

    FOREIGN CURRENCY TRANSLATION

    The accumulated foreign currency translation relates to the Company's consolidated foreign operations as well as its investment in the Price Club Mexico joint venture (prior to the 1998 calendar year). Foreign currency translation is determined by application of the current rate method and included in the determination of consolidated stockholders' equity at the respective balance sheet dates.

    Because cumulative inflation in Mexico exceeded 100% in the three-year calendar period 1994-1996, a highly inflationary accounting treatment has been required for Mexico since the beginning of calendar year 1997. Foreign currency translation gains or losses are reflected in the Statement of Income rather than as an adjustment to stockholders' equity for fiscal 1998.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred income taxes using the asset and liability method.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     FISCAL 1998 NON-CASH ACTIVITIES

    - None.

     FISCAL 1997 NON-CASH ACTIVITIES

    - In December 1996, approximately $159,400 principal amount of the $285,100, 6 3/4% Convertible Subordinated Debentures were converted into approximately 7.1 million shares of Costco Common Stock as a result of a call for redemption of the Convertible Subordinated Debentures.

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

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - In fiscal 1997, the Company recorded a pre-tax, non-cash charge of $65,000 reflecting its estimate of impairment relating principally to excess property and closed warehouses in connection with the adoption of the SFAS No. 121.

     FISCAL 1996 NON-CASH ACTIVITIES

    - None.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 1998 was immaterial to the Company's results of operations or its financial position.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company adopted the SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), as of the first quarter of fiscal 1997. In accordance with SFAS No. 121, the Company recorded pretax, non-cash charges of $5,629 and $65,000, in fiscal 1998 and 1997, respectively, reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on market valuations for those assets whose carrying value was not recoverable through future cash flows. The Company periodically evaluates the realizability of long-lived assets based on expected future cash flows.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report, by major components and in total, the change in its equity (net assets) during the period from non-owner sources, and is effective for the Company at the beginning of its fiscal 1999.

    In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers, and is effective for the Company at the beginning of its fiscal 1999.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. The Company will be required to adopt SFAS No. 133 at the beginning of its fiscal 2000. Presently, the Company has limited use of derivative financial instruments and believes that SFAS No. 133 will not have a material impact on its results of operations or financial position.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Adoption of these accounting standards will not have a material impact on the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be primarily limited to the presentation of its disclosures.

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

NOTE 2--DEBT

    SHORT-TERM BORROWINGS

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 9 banks, of which $250,000 expires on January 25, 1999, and $250,000 expires on January 30, 2001. At August 30, 1998, no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $128,000 commercial paper program supported by an $89,000 bank credit facility with three Canadian banks, which expires in March 1999. At August 30, 1998, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $589,000 combined amounts of the respective supporting bank credit facilities.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT (CONTINUED)

    The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 1998 and 1997:

                                                            AVERAGE AMOUNT
                                          MAXIMUM AMOUNT      OUTSTANDING    WEIGHTED AVERAGE
CATEGORY OF AGGREGATE                       OUTSTANDING       DURING THE       INTEREST RATE
SHORT-TERM BORROWINGS                    DURING THE PERIOD      PERIOD       DURING THE PERIOD
---------------------------------------  -----------------  ---------------  -----------------
PERIOD ENDED AUGUST 30, 1998
Bank borrowings:
  U.S..................................     $   --             $  --                --    %
  Canadian.............................           5,399              215              6.85
Commercial Paper:
  U.S..................................         --                --                --
  Canadian.............................          34,390            5,841              3.61
PERIOD ENDED AUGUST 31, 1997
Bank borrowings:
  U.S..................................     $   --             $  --                --    %
  Canadian.............................          10,169              732              5.74
Commercial Paper:
  U.S..................................         279,000           85,140              5.54
  Canadian.............................         100,716           52,486              3.43

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $317,000. The outstanding commitments under these facilities at August 30, 1998 totaled approximately $212,000, including approximately $50,000 in standby letters for workers' compensation requirements.

    LONG-TERM DEBT

    Long-term debt at August 30, 1998 and August 31, 1997:

                                                                           1998        1997
                                                                        ----------  ----------
7 1/8% Senior Notes due June 2005.....................................  $  300,000  $  300,000
3 1/2% Zero Coupon convertible subordinated notes due August 2017.....     466,082     450,207
Unsecured note payable to banks due April 2001........................     140,000     140,000
Notes payable secured by trust deeds on real estate...................      13,667      16,327
Capital lease obligations and other...................................      21,030      19,426
                                                                        ----------  ----------
                                                                           940,779     925,960
Less current portion (included in other current liabilities)..........      10,744       8,959
                                                                        ----------  ----------
Total long-term debt..................................................  $  930,035  $  917,001
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company issued $300,000 of 7 1/8% Senior Notes in fiscal 1995. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain certain limitations on the Company's

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT (CONTINUED)
and certain subsidiaries' ability to create liens securing indebtedness and to enter into certain sale leaseback transactions.

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

    At August 30, 1998, the fair value of the 7 1/8% Senior Notes, based on market quotes, was approximately $317,000. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at August 30, 1998, based on market quotes, was approximately $574,000.

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

1999..............................................................  $  10,744
2000..............................................................      6,948
2001..............................................................    143,497
2002..............................................................      1,187
2003..............................................................      1,095
Thereafter........................................................    777,308
                                                                    ---------
    Total.........................................................  $ 940,779
                                                                    ---------
                                                                    ---------

NOTE 3--LEASES

    The Company leases land and/or warehouse buildings at 58 of the 278 warehouses open at August 30, 1998 and certain other office and distribution facilities under operating leases with remaining terms ranging from 2 to 50 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. Additionally, the Company leases certain equipment and fixtures under short-term operating leases which permit the

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--LEASES (CONTINUED)
Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

    Aggregate rental expense for fiscal 1998, 1997, and 1996, was $55,375, $54,019, and $55,686, respectively. Future minimum payments during the next five fiscal years and thereafter under noncancelable leases with terms in excess of one year, at August 30, 1998, were as follows:

1999..............................................................  $  60,036
2000..............................................................     60,930
2001..............................................................     59,449
2002..............................................................     58,995
2003..............................................................     57,422
Thereafter........................................................    589,088
                                                                    ---------
    Total minimum payments                                          $ 885,920
                                                                    ---------
                                                                    ---------

NOTE 4--STOCK OPTIONS

    The Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 20 million shares of the Company's common stock upon the exercise of stock options or up to 1,666,666 shares through stock grants. Prior to the merger of The Price Company and Costco Wholesale Corporation, various incentive and non-qualified stock option plans existed which allowed certain key employees and directors to purchase or be granted common stock of The Price Company and Costco Wholesale Corporation (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable upon vesting. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the merger, new grants of options are not being made under the Old Stock Option Plans.

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net income:
  As reported................................................................  $  459,842  $  312,197  $  248,793
  Pro forma..................................................................  $  438,053  $  301,947  $  246,208
Net income per share (diluted):
  As reported................................................................  $     2.03  $     1.47  $     1.22
  Pro forma..................................................................  $     1.93  $     1.42  $     1.21

    The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1998, 1997 and 1996 may not be representative of the pro forma effects on net income and earnings per share in future years.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--STOCK OPTIONS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Risk free interest rate........................................      5.60%      6.40%      6.15%
Expected life..................................................    7 years    7 years    7 years
Expected volatility............................................        34%        34%        32%
Expected dividend yield........................................         0%         0%         0%

    Stock option transactions relating to the aggregate of the Old and New Stock Option Plans are summarized below (shares in thousands):

                                                                  1998                    1997                    1996
                                                         ----------------------  ----------------------  ----------------------
                                                          SHARES     PRICE(1)     SHARES     PRICE(1)     SHARES     PRICE(1)
                                                         ---------  -----------  ---------  -----------  ---------  -----------
Under option at beginning of year......................     17,321   $   19.96      16,972   $   17.14      15,963   $   16.71
Granted (2)............................................      4,214       47.67       4,610       26.13       2,645       17.35
Exercised..............................................     (3,996)      18.59      (4,077)      15.24      (1,272)      10.60
Cancelled..............................................       (237)      19.81        (184)      18.37        (364)      18.26
                                                         ---------  -----------  ---------  -----------  ---------  -----------
Under option at end of year............................     17,302   $   27.03      17,321   $   19.96      16,972   $   17.14
                                                         ---------  -----------  ---------  -----------  ---------  -----------
                                                         ---------  -----------  ---------  -----------  ---------  -----------

------------------------

(1) Weighted-average exercise price

(2) The weighted-average fair value of options granted during fiscal 1998, 1997 and 1996, was $19.71, $11.47, and $7.46, respectively.

    The following table summarizes information regarding stock options outstanding at August 30, 1998:

                                                                          OPTIONS OUTSTANDING
                                                               -----------------------------------------    OPTIONS EXERCISABLE
                                                                               REMAINING
                                                                              CONTRACTUAL                 ------------------------
RANGE OF PRICES                                                  NUMBER         LIFE(1)       PRICE(1)      NUMBER      PRICE(1)
-------------------------------------------------------------  -----------  ---------------  -----------  -----------  -----------
$3.50 - $18.19...............................................       6,080            5.2      $   14.94        3,125    $   14.48
$18.50 - $26.88..............................................       6,502            6.7          24.39        2,231        22.83
$28.13 - $54.25..............................................       4,720            9.0          46.26          570        35.54
                                                                                      --
                                                               -----------                   -----------       -----   -----------
                                                                   17,302            6.8      $   27.03        5,926    $   19.65
                                                                                      --
                                                                                      --
                                                               -----------                   -----------       -----   -----------
                                                               -----------                   -----------       -----   -----------

------------------------

(1) Weighted-average

NOTE 5--RETIREMENT PLANS

    The Company has a 401(k) Retirement Plan which is available to all U.S. employees who have one year or more of service, except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service. The

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--RETIREMENT PLANS (CONTINUED)
Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee's salary.

    California union employees participate in a defined benefit plan sponsored by its union. The Company makes contributions based upon its union agreement. In June 1995, the Company also established a 401(k) plan for the California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first two hundred fifty dollars of employee contributions.

    Amounts expensed under these plans were $73,764, $59,960, and $51,996 for fiscal 1998, 1997, and 1996, respectively. The Company has defined contribution 401(k) and retirement plans only and thus has no liability for postretirement benefit obligations under the SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other than Pensions."

NOTE 6--INCOME TAXES

    The provisions for income taxes for fiscal 1998, 1997, and 1996 are as follows:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Federal:
  Current................................................  $  214,788  $  151,433  $  131,978
  Deferred...............................................      (3,415)    (13,249)     (4,515)
                                                           ----------  ----------  ----------
    Total federal........................................     211,373     138,184     127,463
                                                           ----------  ----------  ----------
State:
  Current................................................      49,881      34,666      27,926
  Deferred...............................................      (2,231)     (3,178)       (976)
                                                           ----------  ----------  ----------
    Total state..........................................      47,650      31,488      26,950
                                                           ----------  ----------  ----------
Foreign:
  Current................................................      47,096      40,192      20,882
  Deferred...............................................         442      (1,732)       (611)
    Total foreign........................................      47,538      38,460      20,271
                                                           ----------  ----------  ----------
    Total provision for income taxes.....................  $  306,561  $  208,132  $  174,684
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    A reconciliation between the statutory tax rate and the effective rate for fiscal 1998, 1997, and 1996 is as follows:

                                                            1998                   1997                   1996
                                                    ---------------------  ---------------------  ---------------------
Federal taxes at statutory rate...................  $  268,241      35.00% $  182,115      35.00% $  148,217      35.00%
State taxes, net..................................      33,722       4.40      22,374       4.30      17,786       4.20
Foreign taxes, net................................       8,543       1.11       5,452       1.05       4,658       1.10
Other.............................................      (3,945)    (0.51)      (1,809)     (.35)       4,023        .95
                                                    ----------  ---------  ----------  ---------  ----------  ---------
  Provision at effective tax rate.................  $  306,561      40.00% $  208,132      40.00% $  174,684      41.25%
                                                    ----------  ---------  ----------  ---------  ----------  ---------
                                                    ----------  ---------  ----------  ---------  ----------  ---------

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES (CONTINUED)
    The components of the deferred tax assets and liabilities are as follows:

                                                                 AUGUST 30,      AUGUST 31,
                                                                    1998            1997
                                                               --------------  --------------
Accrued liabilities..........................................    $   93,158      $   79,663
Other........................................................        14,010          15,735
                                                               --------------       -------
  Total deferred tax assets..................................       107,168          95,398
                                                               --------------       -------
Property and equipment.......................................        67,293          45,647
Merchandise inventories......................................        33,589          22,765
Other........................................................         1,022           1,208
                                                               --------------       -------
  Total deferred tax liabilities.............................       101,904          69,620
                                                               --------------       -------
Net deferred tax assets......................................    $    5,264      $   25,778
                                                               --------------       -------
                                                               --------------       -------

    The deferred tax accounts at August 30, 1998 and August 31, 1997 include current deferred income tax assets of $59,667 and $59,322, respectively, and non-current deferred income tax liabilities of $54,403 and $33,544, respectively.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

    On April 6, 1992, The Price Company was served with a Complaint in an action entitled FECHT ET AL. v. THE PRICE COMPANY ET AL., Case No. 92-497, United States District Court, Southern District of California (the "Court"). Subsequently, on April 22, 1992, The Price Company was served with a First Amended Complaint in the action. The case was dismissed without prejudice by the Court on September 21, 1992, on the grounds the plaintiffs had failed to state a sufficient claim against defendants. Subsequently, plaintiffs filed a Second Amended Complaint which, in the opinion of The Price Company's counsel, alleged substantially the same facts as the prior complaint. The Complaint alleged violation of certain state and federal laws during the time period prior to The Price Company's earnings release for the second quarter of fiscal year 1992. The case was dismissed with prejudice by the Court on March 9, 1993, on grounds the plaintiffs had failed to state a sufficient claim against defendants. Plaintiffs filed an Appeal in the Ninth Circuit Court of Appeals. In an opinion dated November 20, 1995, the Ninth Circuit reversed and remanded the lawsuit. In February 1997, the Court granted the plaintiffs' motion for certification of a class consisting of all purchasers of the common stock of The Price Company from April 3, 1991 through April 2, 1992. In May 1998, the parties reached an agreement in principle to resolve the lawsuit. In July 1998, the Court preliminarily approved the settlement, and in October 1998, the Court entered an Order approving the settlement and dismissing the lawsuit. The Company's estimated portion of the proposed settlement amount is not material to the Company's financial position or results of operations.

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--GEOGRAPHIC INFORMATION

    The following table indicates the relative amounts of total revenue, operating income and identifiable assets for the Company during fiscal 1998, 1997, and 1996:

                                                   1998            1997            1996
                                              --------------  --------------  --------------
Total revenue:
  United States.............................   $ 19,634,152    $ 17,572,440    $ 15,709,258
  Foreign...................................      4,635,725       4,301,964       3,857,198
                                              --------------  --------------  --------------
                                               $ 24,269,877    $ 21,874,404    $ 19,566,456
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------
Operating income:
  United States.............................   $    647,921    $    459,339    $    419,074
  Foreign...................................        139,355         121,373          71,649
                                              --------------  --------------  --------------
                                               $    787,276    $    580,712    $    490,723
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------

                                                   1998            1997
                                              --------------  --------------
Identifiable assets:
  United States.............................   $  4,986,019    $  4,356,038
  Foreign...................................      1,273,801       1,120,276
                                              --------------  --------------
                                               $  6,259,820    $  5,476,314
                                              --------------  --------------
                                              --------------  --------------

NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 1998 and 1997.

    Shares used in the earnings per share calculation fluctuate by quarter depending primarily upon whether convertible subordinated debentures are dilutive during the respective period.

                             COSTCO COMPANIES, INC.

                   QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           52 WEEKS ENDED AUGUST 30, 1998
                                      -------------------------------------------------------------------------
                                         FIRST
                                       QUARTER 12   SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER     TOTAL
                                         WEEKS         12 WEEKS       12 WEEKS        16 WEEKS       52 WEEKS
                                      ------------  --------------  -------------  --------------  ------------
REVENUE
  Net sales.........................   $5,321,256    $  5,697,098    $ 5,241,926    $  7,570,100   $ 23,830,380
  Membership fees and other.........      108,507          97,908         96,160         136,922        439,497
                                      ------------  --------------  -------------  --------------  ------------
    Total revenue...................    5,429,763       5,795,006      5,338,086       7,707,022     24,269,877

OPERATING EXPENSES
  Merchandise costs.................    4,779,296       5,098,992      4,715,755       6,785,648     21,379,691
  Selling, general and
    administrative..................      470,711         478,732        466,987         653,470      2,069,900
  Preopening expenses...............        7,343           4,071          8,884           6,712         27,010
  Provision for impaired assets and
    warehouse closing costs.........        2,000         --               1,500           2,500          6,000
                                      ------------  --------------  -------------  --------------  ------------
    Operating income................      170,413         213,211        144,960         258,692        787,276

OTHER INCOME (EXPENSE)
  Interest expense..................      (10,923)        (10,965)       (10,477)        (15,170)       (47,535)
  Interest income and other.........        3,720           7,743          7,562           7,637         26,662
                                      ------------  --------------  -------------  --------------  ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES.............................      163,210         209,989        142,045         251,159        766,403
  Provision for income taxes........       65,284          83,996         56,818         100,463        306,561
                                      ------------  --------------  -------------  --------------  ------------
NET INCOME..........................   $   97,926    $    125,993    $    85,227    $    150,696   $    459,842
                                      ------------  --------------  -------------  --------------  ------------
                                      ------------  --------------  -------------  --------------  ------------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Basic.............................   $     0.46    $       0.59    $      0.39    $       0.69   $       2.13
  Diluted...........................   $     0.44    $       0.56    $      0.38    $       0.66   $       2.03

Shares used in calculation
  (000's)...........................
  Basic.............................      213,833         214,590        215,913         217,142        215,506
  Diluted...........................      229,413         230,482        232,378         233,501        231,685

                             COSTCO COMPANIES, INC.

                   QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           52 WEEKS ENDED AUGUST 30, 1997
                                      -------------------------------------------------------------------------
                                         FIRST
                                       QUARTER 12   SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER     TOTAL
                                         WEEKS         12 WEEKS       12 WEEKS        16 WEEKS       52 WEEKS
                                      ------------  --------------  -------------  --------------  ------------

REVENUE
  Net sales.........................   $4,785,636    $  5,147,425    $ 4,752,445    $  6,798,612   $ 21,484,118
  Membership fees and other.........       97,772          91,468         83,784         117,262        390,286
                                      ------------  --------------  -------------  --------------  ------------
    Total revenue...................    4,883,408       5,238,893      4,836,229       6,915,874     21,874,404

OPERATING EXPENSES
  Merchandise costs.................    4,308,369       4,619,208      4,283,157       6,103,751     19,314,485
  Selling, general and
    administrative..................      426,104         436,036        426,980         587,639      1,876,759
  Preopening expenses...............       10,197           6,087          2,458           8,706         27,448
  Provision for impaired assets and
    warehouse closing costs.........       70,000         --               3,500           1,500         75,000
                                      ------------  --------------  -------------  --------------  ------------
    Operating income................       68,738         177,562        120,134         214,278        580,712

OTHER INCOME (EXPENSE)
  Interest expense..................      (18,933)        (17,243)       (14,662)        (25,443)       (76,281)
  Interest income and other.........        3,657           3,461          4,055           4,725         15,898
                                      ------------  --------------  -------------  --------------  ------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES.............................       53,462         163,780        109,527         193,560        520,329
  Provision for income taxes........       21,652          66,331         43,262          76,887        208,132
                                      ------------  --------------  -------------  --------------  ------------
NET INCOME..........................   $   31,810(a)  $     97,449   $    66,265    $    116,673   $    312,197(b)
                                      ------------  --------------  -------------  --------------  ------------
                                      ------------  --------------  -------------  --------------  ------------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Basic.............................   $     0.16    $       0.47    $      0.31    $       0.55   $       1.51
  Diluted...........................   $     0.16(a)  $       0.46   $      0.31    $       0.54   $       1.47(b)

Shares used in calculation
  (000's)...........................
  Basic.............................      196,548         206,540        211,477         213,052        207,379
  Diluted...........................      199,195         222,894        215,582         225,579        224,668

--------------------------

(a) Net income and net income per common and common equivalent share would have been $70,485 and $.34, respectively, without the effect of adopting SFAS No. 121, using 226,661 diluted shares.

(b) Net income and net income per common and common equivalent share would have been $350,872 and $1.64, respectively, without the effect of adopting SFAS No. 121, using 224,668 diluted shares.

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

   2.1.2     Agreement Concerning Transfer of Certain Assets between and among Price/Costco, Inc., Price
             Enterprises, Inc., The Price Company, Price Costco International, Inc., Costco Wholesale Corporation,
             Price Global Trading, L.L.C., PGT, Inc., Price Quest, L.L.C., and PQI, Inc., dated as of November 21,
             1996, with an effective date of May 28, 1997(2)

   2.1.3     Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997(2)

    3.1      Restated Certificate of Incorporation of Costco Companies, Inc.(3)

    3.2      Bylaws of Costco Companies, Inc.(4)

   4.1.1     Form of 7 1/8% Senior Notes(5)

   4.1.2     Indenture between Price/Costco, Inc. and American National Association, as Trustee(5)

   4.2.1     Form of Zero Coupon Note due 2017(2)

   4.2.2     Indenture dated as of August 19, 1997 between Costco Companies, Inc. and Firstar Bank of Minnesota as
             Trustee(2)

   4.2.3     Registration Rights Agreement dated August 19, 1997(2)

    4.3      Costco Companies, Inc. Stock Certificate(2)

  10.1.1     Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(1)

  10.1.2     Amendments to Stock Option Plan, 1995(9)

  10.1.3     Amendments to Stock Option Plan, 1997

   10.2      Form of Indemnification Agreement(6)

   10.4      Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and
             Controladora Comercial Mexicana S.A. de C.V. dated March 1995(7)

  10.5.1     A $250 million Short-Term Revolving Credit Agreement among Price/Costco, Inc. and a group of twelve banks dated January 31, 1994(8)

  10.5.2     A $250 million Extended Revolving Credit Agreement among Price/Costco, Inc. and a group of twelve banks, dated January 31, 1994(8)

   10.5      A $140 million Credit Agreement, dated as of April 11, 1996, among Price/Costco Nova Scotia Company, certain financial institutions and Canadian Imperial Bank of Commerce(7)

   12.1      Statements re computation of ratios

   21.1      Subsidiaries of the Company

   23.1      Consent of Arthur Andersen LLP

   27.1      Financial Data Schedule

------------------------

(1) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/ Costco, Inc. on Form S-4 (File No. 33-50359) dated September 22, 1993

(2) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

(3) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Companies, Inc. for the quarterly period ended February 16, 1997

(4) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K/A of Price/ Costco, Inc. for the fiscal year ended August 29, 1993

(5) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/ Costco, Inc. on Form S-3 (File No. 33-59403) dated May 17, 1995

(6) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended August 28, 1994

(7) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended September 1, 1996

(8) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/ Costco, Inc. for the quarterly period ended February 13, 1994

(9) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended September 3, 1995

                               [LOGO]  PRINTED ON RECYCLED PAPER