Form 10-Q
period 1998-11-22
COSTCO COMPANIES INC
filed 1998-12-23
CIK 909832

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

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 22, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

    The registrant had 218,307,483 common shares, par value $.01, outstanding at November 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1--FINANCIAL STATEMENTS..............................................    3

  Condensed Consolidated Balance Sheets...................................    8
  Condensed Consolidated Statements of Operations.........................    9
  Condensed Consolidated Statements of Cash Flows.........................   10
  Notes to Condensed Consolidated Financial Statements....................   11

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...................................................    3

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS.................................................    7

ITEM 2--CHANGES IN SECURITIES.............................................    7

ITEM 3--DEFAULTS UPON SENIOR SECURITIES...................................    7

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    7

ITEM 5--OTHER INFORMATION.................................................    7

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K..................................    7

  Exhibit (27) Financial Data Schedule
  Exhibit (28) Report of Independent Public Accountants...................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco") unaudited condensed consolidated balance sheet as of November 22, 1998, the condensed consolidated balance sheet as of August 30, 1998, and the unaudited condensed consolidated statements of income and cash flows for the 12-week periods ended November 22, 1998, and November 23, 1997, are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 1999 is a 52-week year with period 13 ending on August 29, 1999. The first, second, and third quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

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

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 22, 1998 AND NOVEMBER 23, 1997
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first quarter of fiscal 1999 were impacted by a $118,023 non-cash, after-tax charge, reflecting the cumulative effect of the Company's change in accounting policy for membership fees from a cash to a deferred method, which resulted in a reported loss of $13,789, or $.05 per share, for the quarter. Before the impact of this non-cash charge, net earnings were $104,234, or $.46 per share (diluted), representing a 5% increase over last year's first quarter reported net earnings of $97,926, or $.44 per share. On a pro forma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, net earnings in the first quarter of fiscal 1998 would have been $87,967, or $.39 per share, and the year-over-year first quarter earnings increase would have been 18%.

    Net sales increased 11% to $5,894,238 during the first quarter of fiscal 1999 from $5,321,256 during the first quarter of fiscal 1998. This increase was due to opening a net of 14 new warehouses (16 opened, 2 closed) since the end of the first quarter of fiscal 1998 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 7 percent during the first quarter of fiscal 1999, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not contribute to sales increases.

    Membership fees and other revenue reflected a decrease of 4% to $103,840 or 1.76% of net sales in the first quarter of fiscal 1999 from $108,507 or 2.04% of net sales in the first quarter of fiscal 1998. The decrease in membership fees reflects the change from a cash to a deferred method of accounting for membership fees in the first quarter of fiscal 1999, whereby membership fee income is recognized ratably over the one year life of the membership. On a pro forma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, membership fees and other in the first quarter of fiscal 1998 would have been $91,909 and the year-over-year first quarter increase in membership fees and other would have been 13%.

    Gross margin (defined as net sales minus merchandise costs) increased 12% to $606,453 or 10.29% of net sales in the first quarter of fiscal 1999 from $541,960, or 10.18% of net sales in the first quarter of fiscal 1998. The 11 basis point increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products, the expanded use of the Company's depot facilities, and improved performance of the international operations. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out
(LIFO) method. The first quarter of fiscal 1999 and 1998 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.81% during the first quarter of fiscal 1999 from 8.85% during the first quarter of fiscal 1998. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $10,707 or 0.18% of net sales during the first quarter of fiscal 1999 compared to $7,343 or 0.14% of net sales during the first quarter of fiscal 1998. Eight warehouses were opened in the first quarter of fiscal 1999 (including two relocated warehouses), compared to eight warehouses (including one relocated warehouse) opened during last year's first quarter. The increase in preopening expenses is primarily attributable to higher relative costs of opening in the new Chicago and international markets. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    A provision for warehouse closing costs of $2,000 was recorded in the first quarter of fiscal 1999 compared to $2,000 in the first quarter of fiscal 1998. The provisions included estimated closing costs for warehouses closed in the first quarter of each respective fiscal year, including closing costs associated with warehouses which were relocated to new facilities.

    Interest expense totaled $10,912 in the first quarter of fiscal 1999 compared to $10,923 in the first quarter of fiscal 1998. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes.

    Interest income and other totaled $6,039 in the first quarter of fiscal 1999 compared to $3,720 in the first quarter of fiscal 1998. The increase primarily reflects interest earned on higher balances of cash and cash equivalents during the first quarter of fiscal 1999, as compared to the year-earlier first quarter period.

    The effective income tax rate on earnings in the first quarter of fiscal 1999 was 40.0% compared to a 40.0% effective tax rate in the first quarter of fiscal 1998.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $525,000 to $600,000 during fiscal 1999 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $75,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $458,417 at November 22, 1998), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans are to open a net of 18 to 20 new warehouse clubs in fiscal 1999, plus seven relocations of existing warehouses to larger and better-located facilities. During the first quarter of fiscal 1999, the Company opened a net of six new warehouses (eight total openings, including two relocations). One additional warehouse was opened in the second quarter prior to calendar year-end. Expansion plans for the remainder of the fiscal year include 9 to 11 new openings in the U.S. and Canada (plus five relocations), one warehouse in Taiwan, and one in Japan. Fiscal 1999 plans also include the continuation of a remodeling and retrofitting program, which will upgrade a number of older facilities to include expanded fresh foods and ancillary departments--including expanded food courts, pharmacy and optical departments and gas stations.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of November 22, 1998, Price Club Mexico operated 15 Price Club warehouses in Mexico including a warehouse in Polanco, Mexico City which opened during the first quarter of fiscal 1999. An additional warehouse was opened in Interlomas, Mexico City in early December 1998, prior to the holiday season, bringing the Mexico warehouse total to 16.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN
     US DOLLARS)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of nine banks, of which $250,000 expires on January 25, 1999, and $250,000 expires on January 30, 2001. At November 22, 1998, no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $129,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in March 1999. At November 22, 1998, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $322,000. The outstanding commitments under these facilities at November 22, 1998 totaled approximately $126,000, including approximately $53,000 in standby letters of credit for workers' compensation requirements.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 12 weeks of fiscal 1999 were not material to the Company's results of operations or its financial position.

    YEAR 2000

    The Company uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. Like most automated companies, Costco is addressing the Year 2000 challenge to make sure all of its systems are Year 2000 compliant and fully operational prior to the year 2000 and on into the 21st Century. As far back as the early 1990's, the Company began taking initial measures to ensure that its systems would function in the year 2000 and beyond. The Company anticipates completing testing for all key systems by early calendar year 1999, and believes that the Year 2000 issues will not present any significant operational problems. Total costs related to the year 2000 effort are estimated to be less than $5,000, of which approximately 80% has been incurred by the Company through November 22, 1998. While it is possible that systems currently being reviewed and/or tested may produce an unexpected cost increase, the Company does not believe it would add materially to the current estimate.

    Additionally, Costco has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends. These efforts are designed to minimize the impact to the Company should these third parties fail to remediate their Year 2000 issues. However, the Company can give no assurances that such third parties will in fact be successful in resolving all of their Year 2000 issues, and the failure of such third parties to comply on a timely basis could have an adverse effect on the Company. The Company anticipates minimal business disruption as a result of Year 2000 issues; however, possible consequences include, but are not limited to, delays in delivery or receipt of merchandise, inability to process transactions, loss of communications, and similar interruptions of normal business activities. To the extent practicable, the Company is evaluating contingency plans to minimize the effect on the Company's operations in the event of any third party system or product failure. The Company will continue to make every effort to ensure that its business, financial condition and results of operations will not be adversely impacted by a failure of its systems or the systems of others.

    FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $311,000 at November 22, 1998 compared to $431,000 at August 30, 1998. The decrease in working capital is primarily attributable to deferred membership income of approximately $217,000, resulting from the Company's change in accounting for membership fees from a cash to a deferred method.

    Net cash provided by operating activities totaled $159,426 in the first 12 weeks of fiscal 1999 compared to $209,748 in the first 12 weeks of fiscal 1998. The decrease in net cash from operating activities is primarily a result of an increase in owned inventory (inventory less trade payables), during the first 12 weeks of fiscal 1999 compared to the first 12 weeks of fiscal 1998, offset by increased operating income and a positive change in net receivables, other current assets, accrued and other current liabilities.

    Net cash used in investing activities totaled $171,893 in the first 12 weeks of fiscal 1999 compared to $182,258 in the first 12 weeks of fiscal 1998. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $182,566 and $187,039 in the first 12 weeks of fiscal 1999 and 1998, respectively. The Company opened eight warehouses (including two relocations) in the first 12 weeks of fiscal 1999 compared to eight warehouses (including one relocation) opened in the first 12 weeks of fiscal 1998. The first quarter of fiscal 1998 also included a payment to the Hechinger Company for the acquisition of seven locations in Michigan, two of which were subsequently sold.

    Net cash provided by financing activities totaled $29,915 in the first 12 weeks of fiscal 1999 compared to $2,366 in the first 12 weeks of fiscal 1998.

    The Company's balance sheet as of November 22, 1998 reflects a $784,657 or 13% increase in total assets since August 30, 1998. The increase is primarily due to higher inventory levels associated with seasonal inventory needs leading into the Christmas holiday season, and a net increase in property and equipment primarily related to the Company's expansion program.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 7:00 p.m. on January 28, 1999, at the Meydenbauer Center, Center Hall A in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

        (27) Financial Data Schedule

        (28) Report of Independent Public Accountants

    (b) No reports on Form 8-K were filed for the 12 weeks ended November 22, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COSTCO COMPANIES, INC.
                                REGISTRANT

Date: December 18, 1998         By              /s/ JAMES D. SINEGAL
                                     -----------------------------------------
                                                  James D. Sinegal
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 18, 1998         By             /s/ RICHARD A. GALANTI
                                     -----------------------------------------
                                                 Richard A. Galanti
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                                                                      AUGUST 30,
                                                                                                         1998
                                                                                       NOVEMBER 22,  ------------
                                                                                           1998
                                                                                       ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................................   $  381,764   $    361,974
  Short-term investments.............................................................       76,653         75,549
  Receivables, net...................................................................      200,747        171,613
  Merchandise inventories, net.......................................................    2,430,667      1,910,751
  Other current assets...............................................................      184,414        108,343
                                                                                       ------------  ------------
    Total current assets.............................................................    3,274,245      2,628,230
                                                                                       ------------  ------------
PROPERTY AND EQUIPMENT
  Land and land rights...............................................................    1,162,499      1,119,663
  Buildings and leasehold and land improvements......................................    2,278,144      2,170,896
  Equipment and fixtures.............................................................      995,429        948,515
  Construction in progress...........................................................       71,110         91,901
                                                                                       ------------  ------------
                                                                                         4,507,182      4,330,975
  Less-accumulated depreciation and amortization.....................................     (975,764)      (935,603)
                                                                                       ------------  ------------
    Net property and equipment.......................................................    3,531,418      3,395,372
                                                                                       ------------  ------------
OTHER ASSETS                                                                               238,814        236,218
                                                                                       ------------  ------------
                                                                                        $7,044,477   $  6,259,820
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................................................   $2,059,702   $  1,605,533
  Accrued salaries and benefits......................................................      373,702        352,903
  Accrued sales and other taxes......................................................      118,233        102,367
  Deferred membership income.........................................................      216,803        --
  Other current liabilities..........................................................      194,992        136,139
                                                                                       ------------  ------------
    Total current liabilities........................................................    2,963,432      2,196,942
LONG-TERM DEBT.......................................................................      932,683        930,035
DEFERRED INCOME TAXES AND OTHER LIABILITIES..........................................       61,687         61,483
                                                                                       ------------  ------------
    Total liabilities................................................................    3,957,802      3,188,460
                                                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST....................................................................      106,350        105,474
                                                                                       ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized;
    no shares issued and outstanding.................................................       --            --
  Common stock $.01 par value; 900,000,000 shares authorized;
    218,214,000 and 217,589,000 shares issued and outstanding........................        2,182          2,176
  Additional paid-in capital.........................................................      828,702        817,628
  Accumulated foreign currency translation...........................................     (134,694)      (151,842)
  Retained earnings..................................................................    2,284,135      2,297,924
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................    2,980,325      2,965,886
                                                                                       ------------  ------------
                                                                                        $7,044,477   $  6,259,820
                                                                                       ------------  ------------
                                                                                       ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                             12 WEEKS ENDED
                                                                                       --------------------------
                                                                                       NOVEMBER 22,  NOVEMBER 23,
                                                                                           1998          1997
                                                                                       ------------  ------------
REVENUE
Net sales............................................................................   $5,894,238    $5,321,256
Membership fees and other............................................................      103,840       108,507
                                                                                       ------------  ------------
  Total revenue......................................................................    5,998,078     5,429,763

OPERATING EXPENSES
Merchandise costs....................................................................    5,287,785     4,779,296
Selling, general and administrative..................................................      518,990       470,711
Preopening expenses..................................................................       10,707         7,343
Provision for impaired assets and warehouse closing costs............................        2,000         2,000
                                                                                       ------------  ------------
  Operating income...................................................................      178,596       170,413

OTHER INCOME (EXPENSE)
Interest expense.....................................................................      (10,912)      (10,923)
Interest income and other............................................................        6,039         3,720
                                                                                       ------------  ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE................      173,723       163,210
Provision for income taxes...........................................................       69,489        65,284
                                                                                       ------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................................      104,234        97,926
Cumulative effect of accounting change, net of tax...................................     (118,023)       --
                                                                                       ------------  ------------
NET INCOME (LOSS)....................................................................   $  (13,789)   $   97,926
                                                                                       ------------  ------------
                                                                                       ------------  ------------

NET INCOME (LOSS) PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of accounting change.............................   $      .48    $      .46
    Cumulative effect of accounting change, net of tax...............................         (.54)       --
                                                                                       ------------  ------------
    Net income (loss)................................................................   $     (.06)   $      .46
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Diluted earnings per share:
    Income before cumulative effect of accounting change.............................   $      .46    $      .44
    Cumulative effect of accounting change, net of tax...............................         (.51)       --
                                                                                       ------------  ------------
    Net income (loss)................................................................   $     (.05)   $      .44
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Shares used in calculation (000's)...................................................
  Basic..............................................................................      217,838       213,833
  Diluted............................................................................      233,387       229,413

Pro forma amounts assuming accounting change had been in effect in fiscal 1998:
  Net income.........................................................................   $  104,234    $   87,967
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Earnings per common share--basic...................................................   $      .48    $      .41
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Earnings per common share--diluted.................................................   $      .46    $      .39
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             12 WEEKS ENDED
                                                                                       --------------------------
                                                                                       NOVEMBER 22,  NOVEMBER 23,
                                                                                           1998          1997
                                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................................   $  (13,789)   $   97,926
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................................       47,762        42,515
  Accretion of discount on zero coupon notes.........................................        3,793         3,663
  Cumulative effect of accounting change, net of tax.................................      118,023        --
  Change in receivables, accrued and other current liabilities.......................       89,236        36,362
  Increase in merchandise inventories................................................     (515,840)     (417,990)
  Increase in accounts payable.......................................................      433,130       448,663
  Other..............................................................................       (2,889)       (1,391)
                                                                                       ------------  ------------
    Total adjustments................................................................      173,215       111,822
                                                                                       ------------  ------------
  Net cash provided by operating activities..........................................      159,426       209,748
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................................................     (182,566)     (187,039)
Proceeds from the sale of property and equipment.....................................       13,801         6,861
Other................................................................................       (3,128)       (2,080)
                                                                                       ------------  ------------
  Net cash used in investing activities..............................................     (171,893)     (182,258)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on short-term borrowings................................................       --           (13,274)
Increase (decrease) in bank checks outstanding.......................................       18,647        (5,296)
Net proceeds from long-term borrowings...............................................        1,610         2,338
Payments on long-term debt and notes payable.........................................       (2,374)       (1,809)
Proceeds from minority interests, net................................................          902        10,192
Exercise of stock options............................................................       11,130        10,215
                                                                                       ------------  ------------
  Net cash provided by financing activities..........................................       29,915         2,366
                                                                                       ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      2,342           329
                                                                                       ------------  ------------
  Net increase in cash and cash equivalents..........................................       19,790        30,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................      361,974       175,508
                                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................   $  381,764    $  205,693
                                                                                       ------------  ------------
                                                                                       ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)..............................................   $    1,335    $    2,741
  Income taxes.......................................................................       18,968        28,018

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of Costco Companies, Inc., a Delaware corporation, and its subsidiaries ("Costco" or the "Company"). Costco is a holding company which operates primarily through its major subsidiaries, Costco Wholesale Corporation and subsidiaries, and The Price Company and subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the "Costco Wholesale" name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 22, 1998, Costco operated 284 warehouse clubs: 216 in the United States (in 26 states); 57 in Canada (in nine Canadian provinces); seven in the United Kingdom; three in Korea, and one in Taiwan. As of November 22, 1998, the Company also operated (through a 50%-owned joint venture) 15 warehouses in Mexico.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended August 30, 1998.

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year, ending on the Sunday nearest the end of August. Fiscal 1999 is a 52-week fiscal year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending August 29, 1999, consisting of 16 weeks.

    CASH AND CASH EQUIVALENTS

    The Company considers all investments in highly liquid debt instruments maturing within 90 days after purchase as cash equivalents unless amounts are held in escrow for future property purchases or restricted by agreements.

    SHORT-TERM INVESTMENTS

    Short-term investments include highly liquid investments in United States and Canadian government obligations, along with other investment vehicles, some of which have maturities of three months or less at the time of purchase. The Company's policy is to classify these investments as short-term investments rather than cash equivalents if they are acquired and disposed of through its investment trading account,

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) held for future property purchases, or restricted by agreement. The fair value of the short-term investments approximates their carrying value and unrealized holding gains and losses were not significant.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $18,650 at both November 22, 1998 and November 23, 1997.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts which generally occur in the second and fourth fiscal quarters.

    ACCOUNTS PAYABLE

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in Accounts Payable are $29,162 and $10,376 at November 22, 1998 and August 30, 1998, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis", which historically was consistent with generally accepted accounting principles and industry practice, to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees has resulted in a one-time, non-cash, pre-tax charge of approximately $197,000 ($118,000 after-tax, or $.51 per share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999.

    INCOME TAXES

    Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The first quarter of fiscal 1998 earnings per share amounts have been changed to conform to Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 established new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock.

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                         12 WEEKS ENDED
                                                                   --------------------------
                                                                   NOVEMBER 22,  NOVEMBER 23,
                                                                       1998          1997
                                                                   ------------  ------------
Net (loss) income available to common stockholders used in basic
  EPS............................................................   $  (13,789)   $   97,926
Interest on convertible bonds....................................        2,276         2,198
                                                                   ------------  ------------
Net (loss) income available to common stockholders after assumed
  conversions of dilutive securities.............................   $  (11,513)   $  100,124
                                                                   ------------  ------------
                                                                   ------------  ------------
Weighted average number of common shares used in basic EPS
  (000's)........................................................      217,838       213,833
Stock options (000's)............................................        5,330         5,361
Conversion of convertible bonds (000's)..........................       10,219        10,219
                                                                   ------------  ------------
Weighted number of common shares and dilutive potential common
  stock used in diluted EPS (000's)..............................      233,387       229,413
                                                                   ------------  ------------
                                                                   ------------  ------------

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

NOTE (2)--COMPREHENSIVE INCOME

    Effective with the first quarter of fiscal 1999 the Company implemented Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which requires companies to report by major components and in total, the change in equity (net assets) during the period from non-owner sources. Consolidated comprehensive income is as follows:

                                                                         12 WEEKS ENDED
                                                                   --------------------------
                                                                   NOVEMBER 22,  NOVEMBER 23,
                                                                       1998          1997
                                                                   ------------  ------------
Net income (loss)................................................   $  (13,789)   $   97,926
Other comprehensive income (expense):
  Foreign currency translation...................................       17,148       (10,138)
  Income tax (expense), benefit..................................       (6,859)        4,055
                                                                   ------------  ------------
    Other comprehensive income (expense), net of income taxes....       10,289        (6,083)
                                                                   ------------  ------------
Comprehensive income (loss)......................................   $   (3,500)   $   91,843
                                                                   ------------  ------------
                                                                   ------------  ------------

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of nine banks, of which $250,000 expires on January 15, 1999, and $250,000 expires on January 30, 2001. At November 22, 1998, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $129,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in March 1999. At November 22, 1998, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $601,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $322,000. The outstanding commitments under these facilities at November 22, 1998 totaled approximately $126,000, including approximately $53,000 in standby letters of credit for workers' compensation requirements.

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.