Form 10-Q
period 1999-02-14
COSTCO COMPANIES INC
filed 1999-03-11
CIK 909832

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 14, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 219,651,922 common shares, par value $.01, outstanding at March 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COSTCO COMPANIES, INC.
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
ITEM 1--FINANCIAL STATEMENTS...............................................................................           3

  Condensed Consolidated Balance Sheets....................................................................          11

  Condensed Consolidated Statements of Income..............................................................          12

  Condensed Consolidated Statements of Cash Flows..........................................................          13

  Notes to Condensed Consolidated Financial Statements.....................................................          14

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............           3

                                               PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS..................................................................................           8

ITEM 2--CHANGES IN SECURITIES..............................................................................           8

ITEM 3--DEFAULTS UPON SENIOR SECURITIES....................................................................           8

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................           8

ITEM 5--OTHER INFORMATION..................................................................................           9

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...................................................................           9

  Exhibit (27) Financial Data Schedule

  Exhibit (28) Report of Independent Public Accountants....................................................          18

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco") unaudited condensed consolidated balance sheet as of February 14, 1999, the condensed consolidated balance sheet as of August 30, 1998, and the unaudited condensed consolidated statements of income and cash flows for the 12- and 24-week periods ended February 14, 1999 and February 15, 1998 are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that include words such as "plans", "intends", "expects", "anticipates", "believes", or similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors, and other risks identified from time to time in the Company's reports filed with the SEC.

    COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 14, 1999 AND FEBRUARY 15, 1998
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the second quarter of fiscal 1999 increased 21% to $152,032, or $0.66 per share (diluted), from $125,993, or $0.56 per share (diluted), during the second quarter of fiscal 1998.

    Net sales increased 14% to $6,484,445 during the second quarter of fiscal 1999 from $5,697,098 during the second quarter of fiscal 1998. This increase was due to opening a net of 14 new warehouses (16 opened, 2 closed) since the end of the second quarter of fiscal 1998 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 10 percent during the second quarter of fiscal 1999, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 10% to $107,913 or 1.66% of net sales in the second quarter of fiscal 1999 from $97,908 or 1.72% of net sales in the second quarter of fiscal 1998. Membership fees include new membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1998. Membership fees reflect a change from a cash to a deferred method of accounting for membership fees, beginning in the first quarter of fiscal 1999, whereby membership fee income is recognized ratably over the one-year life of the membership. On a proforma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, membership fees and other in the second quarter of fiscal 1998 would have been $93,897, or 1.65% of net sales, and the year-over-year second quarter increase in membership fees and other would have been 15%.

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $695,792 or 10.73% of net sales in the second quarter of fiscal 1999 from $598,106 or 10.50% of net sales in the second quarter of fiscal 1998. The 23 basis point increase in gross margin as a percentage of net sales reflects a one-time benefit related to sales of tobacco products, as well as increased sales penetration of certain higher gross margin ancillary businesses and private label products, the expanded use of the Company's depot facilities, improved performance of the international operations, and strong mid-year physical inventory shrink results. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarter of fiscal 1999 includes a $3,500 LIFO provision compared to a $2,500 LIFO provision in the second quarter of fiscal 1998.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.38% during the second quarter of fiscal 1999 from 8.40% during the second quarter of fiscal 1998. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $3,951 or 0.06% of net sales during the second quarter of fiscal 1999 compared to $4,071 or 0.07% of net sales during the second quarter of fiscal 1998. One warehouse was opened in the second quarter of fiscal 1999, compared to one warehouse opened during last year's second quarter. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as new international expansion.

    A provision for warehouse closing costs of $3,000 was recorded in the second quarter of fiscal 1999 as compared to no provision recorded in the second quarter of fiscal 1998. The provision included closing costs for warehouses being relocated to new facilities during fiscal 1999.

    Interest expense totaled $10,995 in the second quarter of fiscal 1999 compared to $10,965 in the second quarter of fiscal 1998. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes.

    Interest income and other totaled $11,192 in the second quarter of fiscal 1999 compared to $7,743 in the second quarter of fiscal 1998. The increase primarily reflects interest earned on higher balances of cash and cash equivalents and short-term investments during the second quarter of fiscal 1999, as compared to the year-earlier second quarter period.

    The effective income tax rate on earnings in the second quarter of both fiscal 1999 and 1998 was 40.0%.

    COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 14, 1999 AND FEBRUARY 15, 1998
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first half of fiscal 1999 reflect net income of $138,243, or $0.61 per share (diluted), compared to net income of $223,919, or $0.99 per share (diluted) during the first half of fiscal 1998. Net income in the first half of fiscal 1999 included a $118,023 non-cash, after-tax charge, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method. Before the impact of this non-cash charge, net earnings were $256,266, or $1.11 per share. Assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, last year's first half membership fees and other income would have been reduced by $20,610 to $185,805; net earnings in the first half of fiscal 1998 would have been $211,553, or $0.94 per share; and the year-over-year first half earnings increase would have been 21%.

    Net sales increased 12% to $12,378,683 during the first half of fiscal 1999 from $11,018,354 during the first half of fiscal 1998. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 14 warehouses (16 opened, 2 closed) since the end of the second quarter of fiscal 1998. Comparable sales, that is sales in warehouses open for at least a year, increased 9 percent during the first half of fiscal 1999, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $211,753 or 1.71% of net sales in the first half of fiscal 1999 from $206,415 or 1.87% of net sales in the first half of fiscal 1998. Membership fees include new membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1998. On a proforma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, membership fees and other in the first half of fiscal 1998 would have been $185,805, or 1.69% of sales, and the year-over-year first half increase in membership fees and other would have been 14%.

    Gross margin (defined as net sales minus merchandise costs) increased 14% to $1,302,245 or 10.52% of net sales in the first half of fiscal 1999 from $1,140,066 or 10.35% of net sales in the first half of fiscal 1998. The 17 basis point increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products, expanded use of the Company's depot facilities, improved international operations, and strong mid-year physical inventory shrink results. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 1999 includes a $6,000 LIFO provision compared to a $5,000 LIFO provision in the first half of fiscal 1998.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.58% during the first half of fiscal 1999 from 8.62% during the first half of fiscal 1998. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $14,658 or 0.12% of net sales during the first half of fiscal 1999 compared to $11,414 or 0.10% of net sales during the first half of fiscal 1998. Nine warehouses were opened in the first half of fiscal 1999 (including two relocated warehouses), compared to nine new locations during the last year's first half (including one relocated warehouse). The increase in preopening expenses is primarily attributable to higher relative costs of opening in the new Chicago and international markets. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    In the first half of fiscal 1999 the Company recorded a pre-tax provision for warehouse closing costs of $5,000, or $.01 per share on an after-tax basis (diluted), compared to a pre-tax provision for warehouse closing costs of $2,000 or $.01 per share on an after-tax basis (diluted) recorded in the first half of fiscal 1998. The provisions included closing costs for warehouses closed in each respective fiscal year, including closing costs associated with warehouses which were or are being relocated to new facilities. There were two relocations in the first half of fiscal 1999 compared to one relocation in the first half of fiscal 1998.

    Interest expense totaled $21,907 in the first half of fiscal 1999 compared to $21,888 in the first half of fiscal 1998. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes.

    Interest income and other totaled $17,231 in the first half of fiscal 1999 compared to $11,463 in the first half of fiscal 1998. The increase primarily reflects interest earned on higher balances of cash and cash equivalents and short-term investments during the first half of fiscal 1999, as compared to the year-earlier first half.

    The effective income tax rate on earnings in the first half of fiscal 1999 and 1998 was 40.0%.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $525,000 to $575,000 during fiscal 1999 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $75,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $628,509 at February 14, 1999), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans are to open a net of 18 to 21 new warehouse clubs in fiscal 1999, plus seven relocations of existing warehouses to larger and better-located facilities. Through the end of the first half of fiscal 1999, the Company opened a net of 7 new warehouses (9 total openings, including 2 relocations). Expansion plans for the remainder of the fiscal year include 9 to 12 new openings in the U.S. and Canada (plus five relocations), one warehouse in Taiwan, and one in Japan. Fiscal 1999 plans also include the continuation of a remodeling and retrofitting program, which will upgrade a number of older facilities to include expanded fresh foods and ancillary departments--including expanded food courts, pharmacy and optical departments and gas stations.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of February 14, 1999, Price Club Mexico operated 16 membership warehouses in Mexico.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN
     US DOLLARS)

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At February 14, 1999, no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, of which $57,000 expires in March 2000, and $37,000 expires in March 2001. At February 14, 1999, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $325,000. The outstanding commitments under these facilities at February 14, 1999 totaled approximately $148,000, including approximately $53,000 in standby letters of credit for workers' compensation requirements.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at the end of second quarter or in place during the first 24 weeks of fiscal 1999 were not material to the Company's results of operations or its financial position.

    YEAR 2000

    The Company uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. Like most automated companies, Costco is addressing the Year 2000 challenge to make sure all of its systems are Year 2000 compliant and fully operational prior to the year 2000 and beyond. As far back as the early 1990's, the Company began taking initial measures to ensure that its systems would function in the year 2000 and beyond. The Company has completed testing of all key systems, and believes that the Year 2000 issues will not present any significant operational problems. Total costs related to the year 2000 effort are estimated to be less than $5,000, of which approximately 85% has been incurred by the Company through February 14, 1999. While it is possible that systems currently being reviewed and/or tested may produce an unexpected cost increase, the Company does not believe it would add materially to the current estimate.

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

FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $382,000 at February 14, 1999, compared to $431,000 at August 30, 1998. The decrease in working capital is primarily attributable to deferred membership income of approximately $230,000, resulting from the Company's change in accounting for membership fees from a cash to a deferred method in the first quarter of fiscal 1999.

    Net cash provided by operating activities totaled $424,294 in the first half of fiscal 1999 compared to $433,865 in the first half of fiscal 1998. The decrease in net cash from operating activities is primarily a result of an increase in owned inventory (inventory less trade payables), during the first half of fiscal 1999 compared to the first half of fiscal 1998, offset by increased operating income and a positive change in net receivables, other current assets, and accrued and other current liabilities.

    Net cash used in investing activities totaled $571,942 in the first half of fiscal 1999 compared to $268,587 in the first half of fiscal 1998. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $367,075 and $281,079 in the first half of fiscal 1999 and 1998, respectively. Net cash used in investing activities also reflects an increase in short-term investments of $228,361 since the beginning of the fiscal year.

    Net cash provided by financing activities totaled $106,543 in the first half of fiscal 1999 compared to $1,705 in the first half of fiscal 1998. The increase is primarily attributable to increases in bank checks outstanding and proceeds from the exercise of stock options.

    The Company's balance sheet as of February 14, 1999 reflects a $717,470 or 11% increase in total assets since August 30, 1998. The increase is primarily due to increases in merchandise inventory, short-term investments and property and equipment primarily related to the Company's expansion program.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on January 28, 1999 at the Meydenbauer Center Hall in Bellevue, Washington. Stockholders of record at the close of business on December 11, 1998 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, there were 218,475,251 shares outstanding. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained votes as noted below.

    (1) To elect four Class III directors to hold office until the 2002 Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                                                                 WITHHELD AUTHORITY
                                           TOTAL SHARES                                                  AND
                                             VOTED/(%)    FOR VOTES/(%)    AGAINST VOTES/(%)     ABSTAINED VOTES/(%)
                                           -------------  -------------  ---------------------  ---------------------
Richard D. DiCerchio.....................    190,345,047    184,310,803           --                   6,034,244
(Class III)                                   87.12%         96.83%             --                    3.17%
Richard M. Libenson......................    190,345,047    184,733,148         --                      5,611,899
(Class III)                                   87.12%         97.05%             --                    2.95%
John W. Meisenbach.......................    190,345,047    184,328,084         --                      6,016,963
(Class III)                                   87.12%         96.84%             --                    3.16%
Charles T. Munger........................    190,345,047    184,776,364         --                      5,568,683
(Class III)                                   87.12%         97.07%             --                    2.93%

    (2) To amend The Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan to increase the number of shares of common stock available for issuance from 20 million shares to 30 million shares.

                                                 WITHHELD AUTHORITY
TOTAL SHARES                      AGAINST                AND
  VOTED/(%)    FOR VOTES/(%)     VOTES/(%)       ABSTAINED VOTES/(%)
-------------  -------------  ----------------  ---------------------
190,345,247      138,441,232      51,314,441            589,574
   87.12%         72.73%          26.96%              .31%

    (3) To approve a change in the state of incorporation of the Company from Delaware to Washington, through a merger of Costco Companies, Inc. into its wholly owned subsidiary Costco Wholesale Corporation.

                                                 WITHHELD AUTHORITY
TOTAL SHARES                      AGAINST                AND
  VOTED/(%)    FOR VOTES/(%)     VOTES/(%)       ABSTAINED VOTES/(%)
-------------  -------------  ----------------  ---------------------
190,345,047      157,920,538      11,137,874           21,286,635
   87.12%         82.97%           5.85%              11.18%

    (4) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                                                  WITHHELD AUTHORITY
TOTAL SHARES                                              AND
  VOTED/(%)    FOR VOTES/(%)  AGAINST VOTES/(%)   ABSTAINED VOTES/(%)
-------------  -------------  -----------------  ---------------------
190,345,047      189,800,764         94,649              449,634
   87.12%         99.71%           .05%                .24%

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

      (27.1) Financial Data Schedule

        (28) Report of Independent Public Accountants

    (b) No reports on Form 8-K were filed for the 12 weeks ended February 14, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COSTCO COMPANIES, INC.
                                REGISTRANT

Date:
------------------------------       -----------------------------------------
                                                  James D. Sinegal
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:
------------------------------       -----------------------------------------
                                                 Richard A. Galanti
                                             EXECUTIVE VICE PRESIDENT,
                                              CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       FEBRUARY 14,     AUGUST 30,
                                                                           1999            1998
                                                                       -------------   -------------
                                                                        (UNAUDITED)
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................  $     324,599   $     361,974
  Short-term investments.............................................        303,910          75,549
  Receivables, net...................................................        162,489         171,613
  Merchandise inventories, net.......................................      2,055,546       1,910,751
  Other current assets...............................................        218,414         108,343
                                                                       -------------   -------------
    Total current assets.............................................      3,064,958       2,628,230
                                                                       -------------   -------------
PROPERTY AND EQUIPMENT
  Land and land rights...............................................      1,198,694       1,119,663
  Buildings and leasehold and land improvements......................      2,302,224       2,170,896
  Equipment and fixtures.............................................      1,056,696         948,515
  Construction in progress...........................................        135,571          91,901
                                                                       -------------   -------------
                                                                           4,693,185       4,330,975
  Less-accumulated depreciation and amortization.....................     (1,023,529)       (935,603)
                                                                       -------------   -------------
    Net property and equipment.......................................      3,669,656       3,395,372
                                                                       -------------   -------------
OTHER ASSETS.........................................................        242,676         236,218
                                                                       -------------   -------------
                                                                       $   6,977,290   $   6,259,820
                                                                       -------------   -------------
                                                                       -------------   -------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable...................................................  $   1,739,119   $   1,605,533
  Accrued salaries and benefits......................................        397,297         352,903
  Accrued sales and other taxes......................................        112,446         102,367
  Deferred membership income.........................................        230,043              --
  Other current liabilities..........................................        203,621         136,139
                                                                       -------------   -------------
    Total current liabilities........................................      2,682,526       2,196,942
LONG-TERM DEBT.......................................................        934,921         930,035
DEFERRED INCOME TAXES AND OTHER LIABILITIES..........................         61,809          61,483
                                                                       -------------   -------------
    Total liabilities................................................      3,679,256       3,188,460
                                                                       -------------   -------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST....................................................        110,946         105,474
                                                                       -------------   -------------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no
    shares issued and outstanding....................................             --              --
  Common stock $.01 par value; 900,000,000 shares authorized;
    219,538,000 and 217,589,000 shares issued and outstanding........          2,195           2,176
  Additional paid-in capital.........................................        867,372         817,628
  Accumulated foreign currency translation...........................       (118,646)       (151,842)
  Retained earnings..................................................      2,436,167       2,297,924
                                                                       -------------   -------------
    Total stockholders' equity.......................................      3,187,088       2,965,886
                                                                       -------------   -------------
                                                                       $   6,977,290   $   6,259,820
                                                                       -------------   -------------
                                                                       -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     12 WEEKS ENDED                  24 WEEKS ENDED
                                              -----------------------------   -----------------------------
                                              FEBRUARY 14,    FEBRUARY 15,    FEBRUARY 14,    FEBRUARY 15,
                                                  1999            1998            1999            1998
                                              -------------   -------------   -------------   -------------
REVENUE
Net sales...................................  $   6,484,445   $   5,697,098   $  12,378,683   $  11,018,354
Membership fees and other...................        107,913          97,908         211,753         206,415
                                              -------------   -------------   -------------   -------------
    Total revenue...........................      6,592,358       5,795,006      12,590,436      11,224,769
OPERATING EXPENSES
Merchandise costs...........................      5,788,653       5,098,992      11,076,438       9,878,288
Selling, general and administrative.........        543,565         478,732       1,062,555         949,443
Preopening expenses.........................          3,951           4,071          14,658          11,414
Provision for impaired assets and warehouse
  closing costs.............................          3,000              --           5,000           2,000
                                              -------------   -------------   -------------   -------------
    Operating income........................        253,189         213,211         431,785         383,624
OTHER INCOME (EXPENSE)
Interest expense............................        (10,995)        (10,965)        (21,907)        (21,888)
Interest income and other...................         11,192           7,743          17,231          11,463
                                              -------------   -------------   -------------   -------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE...............        253,386         209,989         427,109         373,199
Provision for income taxes..................        101,354          83,996         170,843         149,280
                                              -------------   -------------   -------------   -------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................        152,032         125,993         256,266         223,919
Cumulative effect of accounting change, net
  of tax....................................             --              --         118,023              --
                                              -------------   -------------   -------------   -------------
NET INCOME..................................  $     152,032   $     125,993   $     138,243   $     223,919
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------
NET INCOME PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of
      accounting change.....................  $         .69   $         .59   $        1.17   $        1.05
    Cumulative effect of accounting change,
      net of tax............................             --              --            (.54)             --
                                              -------------   -------------   -------------   -------------
    Net income..............................  $         .69   $         .59   $         .63   $        1.05
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------
  Diluted earnings per share:
    Income before cumulative effect of
      accounting change.....................  $         .66   $         .56   $        1.11   $         .99
    Cumulative effect of accounting change,
      net of tax............................             --              --            (.50)             --
                                              -------------   -------------   -------------   -------------
    Net income..............................  $         .66   $         .56   $         .61   $         .99
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------
Shares used in calculation (000's):
  Basic.....................................        218,891         214,590         218,365         214,211
  Diluted...................................        235,227         230,482         234,394         229,962
Pro forma amounts assuming accounting change
  had been in effect in fiscal 1998:
  Net income................................  $     152,032   $     123,586   $     256,266   $     211,553
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------
  Earnings per common share--basic..........  $         .69   $         .58   $        1.17   $         .99
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------
  Earnings per common share--diluted........  $         .66   $         .55   $        1.11   $         .94
                                              -------------   -------------   -------------   -------------
                                              -------------   -------------   -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              24 WEEKS ENDED
                                                                       -----------------------------
                                                                       FEBRUARY 14,    FEBRUARY 15,
                                                                           1999            1998
                                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................  $    138,243    $    223,919
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................        98,493          86,720
  Accretion of discount on zero coupon notes.........................         7,586           7,326
  Cumulative effect of accounting change, net of tax.................       118,023              --
  Change in receivables, accrued and other current liabilities.......       154,424          86,321
  Increase in merchandise inventories................................      (130,368)        (80,768)
  Increase in accounts payable.......................................        49,150         113,865
  Other..............................................................       (11,257)         (3,518)
                                                                       -------------   -------------
    Total adjustments................................................       286,051         209,946
                                                                       -------------   -------------
  Net cash provided by operating activities..........................       424,294         433,865
                                                                       -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................................      (367,075)       (281,079)
Proceeds from the sale of property and equipment.....................        30,101          15,385
Increase in short-term investments...................................      (228,361)             --
Other................................................................        (6,607)         (2,893)
                                                                       -------------   -------------
  Net cash used in investing activities..............................      (571,942)       (268,587)
                                                                       -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on short-term borrowings................................            --         (24,979)
Increase (decrease) in bank checks outstanding.......................        70,793          (7,958)
Net proceeds from long-term borrowings...............................         2,807           2,338
Payments on long-term debt and notes payable.........................        (5,517)         (3,660)
Proceeds from minority interests, net................................         5,277          10,222
Exercise of stock options............................................        33,183          25,742
                                                                       -------------   -------------
  Net cash provided by financing activities..........................       106,543           1,705
                                                                       -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................         3,730          (1,802)
                                                                       -------------   -------------
  Net increase/(decrease) in cash and cash equivalents...............       (37,375)        165,181
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................       361,974         175,508
                                                                       -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................  $    324,599    $    340,689
                                                                       -------------   -------------
                                                                       -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)..............................  $     14,193    $     16,367
  Income taxes.......................................................       108,393         102,463

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

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 14, 1999, Costco operated 285 warehouse clubs: 217 in the United States (in 26 states); 57 in Canada (in nine Canadian provinces); seven in the United Kingdom; three in Korea, and one in Taiwan. As of February 14, 1999, the Company also operated (through a 50%-owned joint venture) 16 warehouses in Mexico.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $22,150 at February 14, 1999 and $21,150 at February 15, 1998.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts which generally occur in the second and fourth fiscal quarters.

    ACCOUNTS PAYABLE

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in Accounts Payable are $81,661 and $10,376 at February 14, 1999 and August 30, 1998, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis", which historically was consistent with generally accepted accounting principles and industry practice, to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.50 per share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999.

    INCOME TAXES

    Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (SFAS No. 128) in the second quarter of fiscal 1998. SFAS No. 128 established new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock.

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

                                                        12 WEEKS ENDED                  24 WEEKS ENDED
                                                 -----------------------------   -----------------------------
                                                 FEBRUARY 14,    FEBRUARY 15,    FEBRUARY 14,    FEBRUARY 15,
                                                     1999            1998            1999            1998
                                                 -------------   -------------   -------------   -------------
Net income available to common stockholders
  used in basic EPS............................  $    152,032    $    125,993    $    138,243    $    223,919
Interest on convertible bonds..................         2,276           2,198           4,552           4,396
                                                 -------------   -------------   -------------   -------------
Net income available to common stockholders
  after assumed conversions of dilutive
  securities...................................  $    154,308    $    128,191    $    142,795    $    228,315
                                                 -------------   -------------   -------------   -------------
                                                 -------------   -------------   -------------   -------------
Weighted average number of common shares used
  in basic EPS (000's).........................       218,891         214,590         218,365         214,211
Stock options (000's)..........................         6,117           5,673           5,810           5,532
Conversion of convertible bonds (000's)........        10,219          10,219          10,219          10,219
                                                 -------------   -------------   -------------   -------------
Weighted number of common shares and dilutive
  potential common stock used in diluted EPS
  (000's)......................................       235,227         230,482         234,394         229,962
                                                 -------------   -------------   -------------   -------------
                                                 -------------   -------------   -------------   -------------

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

NOTE (2)--COMPREHENSIVE INCOME

    Effective with the first quarter of fiscal 1999 the Company implemented Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which requires companies to

                             COSTCO COMPANIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2)--COMPREHENSIVE INCOME (CONTINUED) report by major components and in total, the change in equity (net assets) during the period from non-owner sources. Consolidated comprehensive income is as follows:

                                                                   12 WEEKS ENDED                  24 WEEKS ENDED
                                                            -----------------------------   -----------------------------
                                                            FEBRUARY 14,    FEBRUARY 15,    FEBRUARY 14,    FEBRUARY 15,
                                                                1999            1998            1999            1998
                                                            -------------   -------------   -------------   -------------
Net income................................................  $    152,032    $    125,993    $    138,243    $    223,919
Other comprehensive income (expense):
  Foreign currency translation............................        16,048         (17,575)         33,196         (27,713)
  Income tax (expense), benefit...........................        (6,419)          7,030         (13,278)         11,085
                                                            -------------   -------------   -------------   -------------
    Other comprehensive income (expense), net of income
      taxes...............................................         9,629         (10,545)         19,918         (16,628)
                                                            -------------   -------------   -------------   -------------
Comprehensive income......................................  $    161,661    $    115,448    $    158,161    $    207,291
                                                            -------------   -------------   -------------   -------------
                                                            -------------   -------------   -------------   -------------

NOTE (3)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At February 15, 1999, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, of which $57,000 expires in March 2000, and $37,000 expires in March 2001. At February 14, 1999, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $325,000. The outstanding commitments under these facilities at February 14, 1999 totaled approximately $148,000, including approximately $53,000 in standby letters of credit for workers' compensation requirements.

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.