Form 10-Q
period 1999-05-09
COSTCO COMPANIES INC
filed 1999-06-25
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE QUARTERLY PERIOD ENDED MAY 9, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 220,821,606 common shares, par value $.01, outstanding at May 28, 1999.

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Companies, Inc.'s (the "Company" or "Costco") unaudited condensed consolidated balance sheet as of May 9, 1999, and the condensed consolidated balance sheet as of August 30, 1998, unaudited condensed consolidated statements of income for the 12- and 36-week periods ended May 9, 1999 and May 10, 1998, and the unaudited condensed consolidated statements of cash flows for the 36-week periods then ended are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the company expects, or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors, Year 2000 issues, and other risks identified from time to time in the Company's reports filed with the SEC.

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1998 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED MAY 9, 1999 AND MAY 10, 1998
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the third quarter of fiscal 1999 increased 24% to $105,877, or $0.46 per share (diluted), from $85,227, or $0.38 per share (diluted), during the third quarter of fiscal 1998.

    Net sales increased 13% to $5,941,049 during the third quarter of fiscal 1999 from $5,241,926 during the third quarter of fiscal 1998. This increase was due to opening a net of 11 new warehouses (13 opened, 2 closed) since the end of the third quarter of fiscal 1998 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased nine percent during the third quarter of fiscal 1999, reflecting new marketing and merchandising efforts, including the rollout of various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 17% to $112,771 or 1.90% of net sales in the third quarter of fiscal 1999 from $96,160 or 1.83% of net sales in the third quarter of fiscal 1998. Membership fees include new membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1998. Membership fees reflect the change from a cash to a deferred method of accounting for membership fees, beginning in the first quarter of fiscal 1999, whereby membership fee income is recognized ratably over the one-year life of the membership. On a pro forma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, membership fees and other in the third quarter of fiscal 1998 would have been $95,331, or 1.82% of net sales, and the year-over-year third quarter increase in membership fees and other would have been 18%.

    Gross margin (defined as net sales minus merchandise costs) increased 14% to $599,333 or 10.09% of net sales in the third quarter of fiscal 1999 from $526,171 or 10.04% of net sales in the third quarter of fiscal 1998. The five basis point increase in gross margin as a percentage of net sales reflects the Company's increased sales penetration of certain higher gross margin ancillary business and private label products and improved performance of the international operations. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarter of fiscal 1999 includes a $3,500 LIFO provision compared to a $2,500 LIFO provision in the third quarter of fiscal 1998.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.89% during the third quarter of fiscal 1999 from 8.91% during the third quarter of fiscal 1998. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $6,120 or 0.10% of net sales during the third quarter of fiscal 1999 compared to $8,884 or 0.17% of net sales during the third quarter of fiscal 1998. Three warehouses were opened in the third quarter of fiscal 1999 compared to six new locations opened during last year's third quarter. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    A provision for warehouse closing costs of $1,500 was recorded in the third quarter of fiscal 1999 compared to $1,500 in the third quarter of fiscal 1998. The provisions include estimated closing costs for warehouses being relocated to new facilities during each fiscal year.

    Interest expense totaled $10,524 in the third quarter of fiscal 1999 compared to $10,477 in the third quarter of fiscal 1998. The interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes.

    Interest income and other totaled $10,659 in the third quarter of fiscal 1999 compared to $7,562 in the third quarter of fiscal 1998. The increase primarily reflects interest earned on higher balances of cash and cash equivalents and short-term investments during the third quarter of fiscal 1999, as compared to the third quarter of fiscal 1998.

    The effective income tax rate on earnings in the third quarter of both fiscal 1999 and 1998 was 40.0%.

    COMPARISON OF THE 36 WEEKS ENDED MAY 9, 1999 AND MAY 10, 1998
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the first thirty-six weeks of fiscal 1999 was $244,120, or $1.07 per share, compared to net income of $309,146, or $1.37 per share, during the first thirty-six weeks of fiscal 1998. A $118,023 non-cash, after-tax charge, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method, impacted net income in the first thirty-six weeks of fiscal 1999. Before the impact of this non-cash charge, net earnings were $362,143, or $1.57 per share. Assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, membership fees and other income for the first thirty-six weeks of the prior fiscal year would have been reduced by $21,439 to $281,136; net earnings in the first thirty-six weeks of fiscal 1998 would have been $296,283, or $1.31 per share; and the year-over-year earnings increase for the first thirty-six weeks of fiscal 1999 would have been 22%.

    Net sales increased 13% to $18,319,732 during the first 36 weeks of fiscal 1999 from $16,260,280 during the first 36 weeks of fiscal 1998. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 11 warehouses (13 opened, 2 closed) since the end of the third quarter of fiscal 1998. Comparable sales, that is sales in warehouses open for at least a year, increased nine percent during the first 36 weeks of fiscal 1999, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $324,524 or 1.77% of net sales in the first 36 weeks of fiscal 1999 from $302,575 or 1.86% of net sales in the first 36 weeks of fiscal 1998. Membership fees include new membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1998. On a pro forma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, membership fees and other in the first 36 weeks of fiscal 1998 would have been $281,136 or 1.73% of sales, and the year-over-year increase in membership fees and other for the first 36 weeks of fiscal 1999 would have been 15%.

    Gross margin (defined as net sales minus merchandise costs) increased 14% to $1,901,578 or 10.38% of net sales in the first 36 weeks of fiscal 1999 from $1,666,237 or 10.25% of net sales in the first 36 weeks of fiscal 1998. The 13 basis point increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products, improved international operations and strong mid-year physical inventory shrink results. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first 36 weeks of fiscal 1999 includes a $9,500 LIFO provision compared to a $7,500 LIFO provision in the first 36 weeks of fiscal 1998.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.68% during the first 36 weeks of fiscal 1999 from 8.71% during the first 36 weeks of fiscal 1998. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $20,778 or 0.11% of net sales during the first 36 weeks of fiscal 1999 compared to $20,298 or 0.12% of net sales during the first 36 weeks of fiscal 1998. Twelve warehouses were opened in the first 36 weeks of fiscal 1999 (including two relocated warehouses), compared to fifteen new locations during the last year's first 36 weeks (including one relocated warehouse). The increase in preopening expenses, even though the number of warehouse openings declined, is primarily attributable to higher relative costs of opening in the new Chicago and international markets. Preopening expenses also includes costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses.

    In the first 36 weeks of fiscal 1999 the Company recorded a pre-tax provision for warehouse closing costs of $6,500, or $0.02 per share on an after-tax basis (diluted), compared to a pre-tax provision for warehouse closing costs of $3,500, or $.01 per share on an after-tax basis (diluted) recorded in the first 36 weeks of fiscal 1998. The provisions included estimated closing costs for warehouses closed in each respective fiscal year, including closing costs associated with warehouses which were or are being relocated to new facilities. There were two warehouses relocated in the first 36 weeks of fiscal 1999 compared to one relocation and the consolidation of certain depot facilities in the first 36 weeks of fiscal 1998.

    Interest expense totaled $32,431 in the first 36 weeks of fiscal 1999 compared to $32,365 in the first 36 weeks of fiscal 1998. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes.

    Interest income and other totaled $27,890 in the first 36 weeks of fiscal 1999 compared to $19,025 in the first 36 weeks of fiscal 1998. This increase primarily reflects interest earned on higher balances of cash and cash equivalents and short-term investments during the first 36 weeks of fiscal 1999, as compared to the year-earlier period.

    The effective income tax rate on earnings in the first 36 weeks of both fiscal 1999 and 1998 was 40.0%.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $525,000 to $575,000 during fiscal 1999 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $75,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $661,132 at May 9, 1999), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans are to open a total of 23 new warehouse clubs in fiscal 1999, including six relocations of existing warehouses to larger and better-located facilities. Through the end of the first 36 weeks of fiscal 1999, the Company had opened a net of ten new warehouses (12 total openings, including 2 relocations). Expansion plans for the remainder of the fiscal year include nine to ten new openings in the U.S. and Canada (including four relocations) and one warehouse in Taiwan. Fiscal 1999 plans also include the continuation of a remodeling and retrofitting program, which will upgrade a number of older facilities to include expanded fresh foods and ancillary departments--including expanded food courts, pharmacy and optical departments and gas stations.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of May 9, 1999, Price Club Mexico operated 16 Membership warehouses in Mexico.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS
    (ALL AMOUNTS STATED IN US DOLLARS)

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At May 9, 1999, no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly owned Canadian subsidiary has a $137,000 commercial paper program supported by a $96,000 bank credit facility with three Canadian banks, of which $58,000 expires in March 2000 and $38,000 expires in March 2001. At May 9, 1999, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $521,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $303,000. The outstanding commitments under these facilities at May 9, 1999 totaled approximately $125,000, including approximately $16,000 in standby letters of credit for workers' compensation requirements.

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 36 weeks of fiscal 1999 were not material to the Company's results of operations or its financial position.

    YEAR 2000

    The Company uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. Like most automated companies, Costco is addressing the Year 2000 challenge to make sure all of its systems are Year 2000 compliant and fully operational prior to the year 2000 and on into the 21(st) Century. As far back as the early 1990's, the Company began taking initial measures to ensure that its computer systems would function in the year 2000 and beyond, and in 1997 began a formal review of each of its applications to determine the Year 2000 compliance of its date-sensitive systems and equipment. This included assessments of both information technology, such as point-of-sale computer systems and financial software applications, as well as non-information technology equipment, including critical facilities systems, such as security systems, energy management, warehouse refrigeration, etc.

    As of May 9, 1999, the Company has substantially completed the necessary remediation and testing of all key systems, and believes that the Year 2000 issues will not present any significant operational problems. Total costs related to the Year 2000 effort are estimated to be less than $7,500, of which the Company has incurred approximately 80% through May 9, 1999. While it is possible that the remaining systems currently being implemented, reviewed, and/or tested may produce an unexpected cost increase, the Company does not believe it would add materially to the current estimated cost.

    Additionally, Costco has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends. These efforts are designed to minimize the impact to the Company should these third parties fail to remediate their Year 2000 issues. Although the Company has not received responses from all of its suppliers, the responses received have indicated that they are or will be Year 2000 compliant and that they are anticipating no significant problems related to Year 2000 preparedness. However, the Company can give no assurances that such third parties will in fact be successful in resolving all of their Year 2000 issues, and the failure of such third parties to comply on a timely basis could have an adverse effect on the Company. The Company anticipates minimal business disruption as a result of Year 2000 issues; however, possible consequences include, but are not limited to, loss of local or regional electric power, delays in delivery or receipt of merchandise, inability to process transactions, loss of communications, and similar interruptions of normal business activities. Although the Company has not finalized its contingency plans for possible Year 2000 issues, initial analysis and planning are underway. Where needed, the Company will establish contingency plans based on assessment of its supplier base and evaluation of outside risks. The Company anticipates the majority of its contingency plans to be in place by October 31, 1999.

    FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $419,369 at May 9, 1999, compared to $431,288 at August 30, 1998. Working capital was positively affected by a $223,609 increase in cash and cash equivalents and short-term investments, which increase was largely offset by an increase in deferred membership income of $228,927, resulting from the Company's change in accounting for membership fees from a cash to a deferred method.

    Net cash provided by operating activities totaled $643,503 in the first 36 weeks of fiscal 1999 compared to $510,403 in the first 36 weeks of fiscal 1998. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash cumulative effect of accounting charge, and a positive change in net receivables, accrued and other current liabilities during the first 36 weeks of fiscal 1999 compared to the first 36 weeks of fiscal 1998.

    Net cash used in investing activities totaled $680,982 in the first 36 weeks of fiscal 1999 compared to $320,194 in the first 36 weeks of fiscal 1998. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $529,081 and $366,609 in the first 36 weeks of fiscal 1999 and 1998, respectively. The Company opened 12 warehouses (including 2 relocations) in the first 36 weeks of fiscal 1999 and has plans to open 10 to 11 new warehouses (including four relocations) during the remainder of the fiscal year compared to 16 new warehouses (including one relocation) opened during fiscal 1998. Net cash used in investing activities also reflects an increase in short-term investments of $176,154 since the beginning of fiscal year 1999.

    Net cash provided by financing activities totaled $78,344 in the first 36 weeks of fiscal 1999 compared to $27,824 in the first 36 weeks of fiscal 1998. The increase is primarily attributable to an increase in bank checks outstanding and a decrease in payments on short-term borrowings.

    The Company's balance sheet as of May 9, 1999 reflects an $857,950 or 14% increase in total assets since August 30, 1998. The increase is primarily due to increases in merchandise inventory and property and equipment primarily related to the Company's expansion program, as well as an increase in cash and cash equivalents and short-term investments.

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

    (b) No reports on Form 8-K were filed for the 12 weeks ended May 9, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Costco Companies, Inc.

                                          REGISTRANT

Date: June 21, 1999                                          /s/ JAMES D. SINEGAL
                                                ---------------------------------------------
                                                               James D. Sinegal
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 21, 1999                                         /s/ RICHARD A. GALANTI
                                                ---------------------------------------------
                                                              Richard A. Galanti
                                                          EXECUTIVE VICE PRESIDENT,
                                                           CHIEF FINANCIAL OFFICER

                             COSTCO COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                               MAY 9,     AUGUST 30,
                                                                                1999         1998
                                                                             -----------  ----------
                                                                             (UNAUDITED)
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................................  $   408,750  $  361,974
  Short-term investments...................................................      252,382      75,549
  Receivables, net.........................................................      117,552     171,613
  Merchandise inventories, net.............................................    2,104,256   1,910,751
  Other current assets.....................................................      198,699     108,343
                                                                             -----------  ----------
    Total current assets...................................................    3,081,639   2,628,230
                                                                             -----------  ----------
PROPERTY AND EQUIPMENT
  Land and land rights.....................................................    1,251,953   1,119,663
  Buildings and leasehold and land improvements............................    2,368,874   2,170,896
  Equipment and fixtures...................................................    1,087,558     948,515
  Construction in progress.................................................      130,372      91,901
                                                                             -----------  ----------
                                                                               4,838,757   4,330,975
  Less-accumulated depreciation and amortization...........................   (1,067,652)   (935,603)
                                                                             -----------  ----------
    Net property and equipment.............................................    3,771,105   3,395,372
                                                                             -----------  ----------
OTHER ASSETS...............................................................      265,026     236,218
                                                                             -----------  ----------
                                                                             $ 7,117,770  $6,259,820
                                                                             -----------  ----------
                                                                             -----------  ----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.........................................................  $ 1,806,867  $1,605,533
  Accrued salaries and benefits............................................      346,037     352,903
  Accrued sales and other taxes............................................      117,951     102,367
  Deferred membership income...............................................      228,927          --
  Other current liabilities................................................      162,488     136,139
                                                                             -----------  ----------
    Total current liabilities..............................................    2,662,270   2,196,942
LONG-TERM DEBT.............................................................      912,225     930,035
DEFERRED INCOME TAXES AND OTHER LIABILITIES................................       61,283      61,483
                                                                             -----------  ----------
    Total liabilities......................................................    3,635,778   3,188,460
                                                                             -----------  ----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..........................................................      114,924     105,474
                                                                             -----------  ----------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
    issued and outstanding.................................................           --          --
  Common stock $.01 par value; 900,000,000 shares authorized; 220,742,490
    and 217,589,000 shares issued and outstanding..........................        2,207       2,176
  Additional paid-in capital...............................................      928,283     817,628
  Accumulated foreign currency translation.................................     (105,466)   (151,842)
  Retained earnings........................................................    2,542,044   2,297,924
                                                                             -----------  ----------
    Total stockholders' equity.............................................    3,367,068   2,965,886
                                                                             -----------  ----------
                                                                             $ 7,117,770  $6,259,820
                                                                             -----------  ----------
                                                                             -----------  ----------

   The accompanying notes are an integral part of these financial statements

                             COSTCO COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               12 WEEKS ENDED               36 WEEKS ENDED
                                                         --------------------------   ---------------------------
                                                         MAY 9, 1999   MAY 10, 1998   MAY 9, 1999    MAY 10, 1998
                                                         -----------   ------------   ------------   ------------
REVENUE
Net sales..............................................  $5,941,049     $5,241,926    $18,319,732    $16,260,280
Membership fees and other..............................     112,771         96,160        324,524        302,575
                                                         -----------   ------------   ------------   ------------
  Total revenue........................................   6,053,820      5,338,086     18,644,256     16,562,855
OPERATING EXPENSES
Merchandise costs......................................   5,341,716      4,715,755     16,418,154     14,594,043
Selling, general and administrative....................     528,158        466,987      1,590,713      1,416,430
Preopening expenses....................................       6,120          8,884         20,778         20,298
Provision for impaired assets and warehouse closing
  costs................................................       1,500          1,500          6,500          3,500
                                                         -----------   ------------   ------------   ------------
  Operating income.....................................     176,326        144,960        608,111        528,584
OTHER INCOME (EXPENSE)
Interest expense.......................................     (10,524)       (10,477)       (32,431)       (32,365)
Interest income and other..............................      10,659          7,562         27,890         19,025
                                                         -----------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE....................................     176,461        142,045        603,570        515,244
Provision for income taxes.............................      70,584         56,818        241,427        206,098
                                                         -----------   ------------   ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...     105,877         85,227        362,143        309,146
Cumulative effect of accounting change, net of tax.....          --             --        118,023             --
                                                         -----------   ------------   ------------   ------------
NET INCOME.............................................  $  105,877     $   85,227    $   244,120    $   309,146
                                                         -----------   ------------   ------------   ------------
                                                         -----------   ------------   ------------   ------------
NET INCOME PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of accounting
      change...........................................  $     0.48     $     0.39    $      1.65    $      1.44
  Cumulative effect of accounting change, net of tax...          --             --          (0.54)            --
                                                         -----------   ------------   ------------   ------------
  Net income...........................................  $     0.48     $     0.39    $      1.11    $      1.44
                                                         -----------   ------------   ------------   ------------
                                                         -----------   ------------   ------------   ------------
  Diluted earnings per share:
    Income before cumulative effect of accounting
      change...........................................  $     0.46     $     0.38    $      1.57    $      1.37
  Cumulative effect of accounting change, net of tax...                                     (0.50)
                                                         -----------   ------------   ------------   ------------
  Net income...........................................  $     0.46     $     0.38    $      1.07    $      1.37
                                                         -----------   ------------   ------------   ------------
                                                         -----------   ------------   ------------   ------------
Shares used in calculation (000's)
  Basic................................................     220,219        215,913        218,984        214,779
  Diluted..............................................     236,785        232,378        235,181        230,808
Pro forma amounts assuming accounting change had been
  in effect in fiscal 1998:
  Net income...........................................  $  105,877     $   84,730    $   362,142    $   296,283
                                                         -----------   ------------   ------------   ------------
                                                         -----------   ------------   ------------   ------------
  Earnings per common share--basic.....................  $     0.48     $     0.39    $      1.65    $      1.38
                                                         -----------   ------------   ------------   ------------
                                                         -----------   ------------   ------------   ------------
  Earnings per common share--diluted...................  $     0.46     $     0.37    $      1.57    $      1.31

   The accompanying notes are an integral part of these financial statements

                             COSTCO COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                36 WEEKS ENDED
                                                         ----------------------------
                                                         MAY 9, 1999    MAY 10, 1998
                                                         ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................  $   244,120    $    309,146
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization........................      150,722         130,862
  Accretion of discount on zero coupon notes...........       11,255          10,989
  Cumulative effect of accounting change, net of tax...      118,023              --
  Change in receivables, accrued and other current
    liabilities........................................      148,793          72,204
  Increase in merchandise inventories..................     (172,718)       (209,883)
  Increase in accounts payable.........................      156,401         202,694
  Other................................................      (13,093)         (5,609)
                                                         ------------   -------------
    Total adjustments..................................      399,383         201,257
                                                         ------------   -------------
  Net cash provided by operating activities............      643,503         510,403
                                                         ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment....................     (529,081)       (366,609)
Proceeds from the sale of property and equipment.......       48,393          49,170
Increase in short term investments.....................     (176,154)             --
Investment in unconsolidated joint ventures............      (15,000)         (4,000)
Other..................................................       (9,140)          1,245
                                                         ------------   -------------
  Net cash used in investing activities................     (680,982)       (320,194)
                                                         ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on short-term borrowings..................           --         (24,940)
Increase (decrease) in bank checks outstanding.........       24,281          (7,133)
Net proceeds from long-term borrowings.................        3,461           2,338
Payments on long-term debt and notes payable...........       (7,932)         (5,489)
Proceeds from minority interests, net..................        9,430           9,660
Exercise of stock options..............................       49,104          53,388
                                                         ------------   -------------
  Net cash provided by financing activities............       78,344          27,824
                                                         ------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................        5,911          (1,859)
                                                         ------------   -------------
  Net increase in cash and cash equivalents............       46,776         216,174
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........      361,974         175,508
                                                         ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............  $   408,750    $    391,682
                                                         ------------   -------------
                                                         ------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)................  $    15,860    $     17,891
  Income taxes.........................................      178,794         174,731

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

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 9, 1999, Costco operated 288 warehouse clubs: 218 in the United States (in 26 states); 58 in Canada (in nine Canadian provinces); seven in the United Kingdom; three in Korea, one in Taiwan, and one in Japan. As of May 9, 1999, the Company also operated (through a 50%-owned joint venture) 16 warehouses in Mexico.

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

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $25,650 at May 9, 1999 and $23,650 at May 10, 1998.

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

    ACCOUNTS PAYABLE

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in Accounts Payable are $35,875 and $10,376 at May 9, 1999 and August 30, 1998, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.50 per share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999.

    INCOME TAXES

    Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (SFAS No. 128) in the second quarter of fiscal 1998. SFAS No. 128 established new standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock.

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

                                                                12 WEEKS ENDED                 36 WEEKS ENDED
                                                         ----------------------------   ----------------------------
                                                         MAY 9, 1999    MAY 10, 1998    MAY 9, 1999    MAY 10, 1999
                                                         ------------   -------------   ------------   -------------
Net income available to common stockholders used in
  basic EPS............................................  $   105,877    $     85,227    $   244,120    $    309,146
Interest on convertible bonds, net of tax..............        2,202           2,198          6,753           6,594
                                                         ------------   -------------   ------------   -------------
Net income available to common stockholders after
  assumed conversions of dilutive securities...........  $   108,079    $     87,425    $   250,873    $    315,740
                                                         ------------   -------------   ------------   -------------
                                                         ------------   -------------   ------------   -------------
Weighted average number of common shares used in basic
  EPS (000's)..........................................      220,219         215,913        218,984         214,779
Stock options (000's)..................................        6,619           6,246          6,069           5,810
Conversion of convertible bonds (000's)................        9,947          10,219         10,128          10,219
                                                         ------------   -------------   ------------   -------------
Weighted number of common shares and dilutive potential
  common stock used in diluted EPS (000's).............      236,785         232,378        235,181         230,808
                                                         ------------   -------------   ------------   -------------
                                                         ------------   -------------   ------------   -------------

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (2)--COMPREHENSIVE INCOME

    Effective with the first quarter of fiscal 1999 the Company implemented Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which requires companies to report by major components and in total, the change in equity (net assets) during the period from non-owner sources. Consolidated comprehensive income is as follows:

                                                                12 WEEKS ENDED                 36 WEEKS ENDED
                                                         ----------------------------   ----------------------------
                                                         MAY 9, 1999    MAY 10, 1998    MAY 9, 1999    MAY 10, 1998
                                                         ------------   -------------   ------------   -------------
Net income.............................................  $   105,877    $     85,227    $   244,120    $    309,146
Other comprehensive income (expense):
  Foreign currency translation.........................       13,180            (595)        46,376         (28,308)
  Income tax (expense), benefit........................       (5,272)            238        (18,550)         11,323
                                                         ------------   -------------   ------------   -------------
    Other comprehensive income (expense), net of income
      taxes............................................        7,908            (357)        27,826         (16,985)
                                                         ------------   -------------   ------------   -------------
Comprehensive income...................................  $   113,785    $     84,870    $   271,946    $    292,161
                                                         ------------   -------------   ------------   -------------
                                                         ------------   -------------   ------------   -------------

NOTE (3)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At May 9, 1999, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $137,000 commercial paper program supported by a $96,000 bank credit facility with three Canadian banks, of which $58,000 expires in March 2000, and $38,000 expires in March 2001. At May 9, 1999, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $521,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $303,000. The outstanding commitments under these facilities at May 9, 1999 totaled approximately $125,000, including approximately $16,000 in standby letters of credit for workers' compensation requirements.

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.