Form 10-K
period 1999-08-29
COSTCO WHOLESALE CORP /NEW
filed 1999-11-24
CIK 909832

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

      FOR THE FISCAL YEAR ENDED AUGUST 29, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20355
                            ------------------------

                          COSTCO WHOLESALE CORPORATION

             (Exact name of registrant as specified in its charter)

             WASHINGTON                             91-1223280
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS        ON WHICH REGISTERED
      -------------------        -------------------
  Common Stock $.01 Par Value    The Nasdaq National Market

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at October 29, 1999 was $17,587,421,145.

    The number of shares outstanding of the registrant's common stock as of October 29, 1999 was 221,834,643.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2000 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION
      ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 1999

                                                                          PAGE
                                                                        --------
PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      7
Item 3.   Legal Proceedings...........................................      8
Item 4.   Submission of Matters to a Vote of Security Holders.........      8
Item 4A.  Executive Officers of the Registrant........................      8

PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     10
Item 6.   Selected Financial Data.....................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     13
Item 8.   Financial Statements........................................     18
Item 9.   Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     18

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     19
Item 11.  Executive Compensation......................................     19
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     19
Item 13.  Certain Relationships and Related Transactions..............     19

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................     19

                                     PART I

ITEM 1--BUSINESS

    Costco Wholesale Corporation ("Costco" or the "Company") began operations in 1983 in Seattle, Washington. In October 1993, Costco merged with The Price Company, which had pioneered the membership warehouse concept in 1976, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of its non-warehouse assets to Price Enterprises, Inc., the Company changed its name to Costco Companies, Inc. On August 30, 1999, the Company reincorporated from Delaware to Washington and changed its name to Costco Wholesale Corporation, which trades on the NASDAQ under the symbol "COST".

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

    Costco buys nearly all of its merchandise directly from manufacturers for shipment either directly to Costco's selling warehouses or to a consolidation point ("depot") where various shipments are combined so as to minimize freight and handling costs. As a result, Costco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor. By providing this more cost-effective means of distributing goods, Costco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. Individuals shopping for their personal needs are primarily motivated by the cost savings on brand name and selected private label merchandise. Costco's merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

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

    Costco's typical warehouse format averages approximately 132,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, Costco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, Costco has been able to limit inventory losses to less than three-tenths of one percent of net sales--well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are generally limited to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to Costco.

    Costco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail advertisements to prospective new members. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco's marketing teams personally contact businesses in the area who are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations to prospective wholesale members.

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

    Costco's merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items which members may request but which cannot be purchased at prices low enough to pass along meaningful cost savings are usually not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors and therefore carries only an average of approximately 3,600 to 4,400 active stockkeeping units ("SKU's") per warehouse in its core warehouse business, as opposed to discount retailers and supermarkets which normally stock 40,000 to 60,000 SKU's or more. These practices are consistent with Costco's membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. Costco's policy is to accept returns of merchandise within a reasonable time after purchase.

    The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 1999, 1998, and 1997:

                                                                1999       1998       1997
                                                              --------   --------   --------
SUNDRIES (including candy, snack foods, health and beauty
  aids, tobacco, alcoholic beverages, soft drinks and
  cleaning and institutional supplies)......................     30%        30%        31%
FOOD (including dry and fresh foods and institutionally
  packaged foods)...........................................     31%        32%        32%
HARDLINES (including major appliances, video and audio tape, electronics, tools, office supplies, furniture and
  automotive supplies)......................................     20%        20%        20%
SOFTLINES (including apparel, domestics, cameras, jewelry,
  housewares, books and small appliances)...................     12%        12%        12%
OTHER (including pharmacy, optical, one-hour photo, print
  shop, hearing aid and gas stations).......................      7%         6%         5%
                                                                ---        ---        ---
                                                                100%       100%       100%
                                                                ===        ===        ===

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

MEMBERSHIP POLICY

    Costco's membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Costco has two primary types of members: Business and Gold Star (individual) members. In addition, the Company offers an Executive Membership program to both Business and Gold Star members.

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

    Executive Memberships are available to any Business or Gold Star member for a total annual fee of $100. This membership offers Business and Gold Star members the opportunity to save on various services such as merchant credit card processing, auto and homeowner insurance, employee health insurance, real estate and mortgage services, long-distance telephone services and small business loans. The services offered are generally provided by third-party service providers and vary by state.

    As of August 29, 1999, Costco had approximately 3.9 million Business memberships and approximately 9.6 million Gold Star memberships. Members can utilize their memberships at any warehouse location.

LABOR

    As of August 29, 1999, Costco had approximately 70,000 employees, including about 50% who were part-time. Approximately 11,000 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. In addition, one warehouse in the Canadian province of British Columbia is represented by the Retail Wholesale Union. All remaining hourly employees are non-union. Costco considers its employee relations to be good.

COMPETITION

    The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded into food merchandising. Target has also emerged as a significant retail competitor. Approximately 846 warehouse clubs exist across the U.S. and Canada, including the 279 warehouses operated by the Company in North America; and every major metropolitan area has some, if not several, club operations. Low cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates in Arizona, California and Florida, are capturing an increasingly greater share of the institutional food business from wholesale operators and others; and many supermarkets now offer food lines in bulk sizes and at prices comparable to those offered by the Company. (See "Item--7 Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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

    Certain states, counties and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers, including the Company, within their jurisdictions. The Company does not believe such laws and regulations would have a material adverse effect on its operations.

ITEM 2--PROPERTIES

WAREHOUSE PROPERTIES

    At August 29, 1999, Costco operated 292 warehouse clubs: 221 in the United States (in 27 states); 58 in Canada (in 9 Canadian provinces); seven in the United Kingdom; three in Korea, two in Taiwan, and one in Japan--primarily under the "Costco Wholesale" name. The following is a summary of owned and leased warehouses by region:

                              NUMBER OF WAREHOUSES

                                                           OWN LAND AND   LEASE LAND AND/OR
                                                             BUILDING         BUILDING         TOTAL
                                                           ------------   -----------------   --------
UNITED STATES............................................      171               50             221
CANADA...................................................       50                8              58
UNITED KINGDOM...........................................        7               --               7
KOREA....................................................       --                3               3
TAIWAN...................................................       --                2               2
JAPAN....................................................       --                1               1
                                                               ---               --             ---
  Total..................................................      228               64             292
                                                               ===               ==             ===

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 1999:

                                                                         OTHER                  TOTAL WAREHOUSES
OPENINGS BY FISCAL YEAR                   UNITED STATES    CANADA    INTERNATIONAL    TOTAL       IN OPERATION
-----------------------                   -------------   --------   -------------   --------   ----------------
1994 and prior..........................       182           37            2           221            221
1995....................................         9            8            2            19            240
1996....................................         1           10            1            12            252
1997....................................         8           (1)           2             9            261
1998....................................        11            2            4            17            278
1999....................................        10            2            2            14            292
2000 (through 12/31/99).................         9            1            0            10            302
                                               ---           --           --           ---
  Total.................................       230           59           13(a)        302
                                               ===           ==           ==           ===

------------------------

(a) As of August 29, 1999, the Company operated (through a 50%-owned joint venture) 16 warehouses in Mexico (one opened in fiscal 1992, two opened in fiscal 1993, five opened in fiscal 1994, five opened in fiscal 1995, one opened in fiscal 1998, and two opened in fiscal 1999). An additional warehouse was opened in Cancun in September 1999, bringing the total as of 12/31/99 to 17 warehouses. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore their operations are not consolidated in the Company's financial statements.

    The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses and operates various processing, packaging and other facilities to support ancillary and other businesses.

ITEM 3--LEGAL PROCEEDINGS

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of its operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on January 27, 2000, at the Doubletree Hotel in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the names, ages and positions of the executive officers of the registrant.

        NAME              AGE                         POSITION WITH COMPANY
---------------------   --------   ------------------------------------------------------------
James D. Sinegal           63      President and Chief Executive Officer
Jeffrey H. Brotman         57      Chairman of the Board
Richard D. DiCerchio       56      Sr. Executive Vice President, Chief Operating
                                     Officer--Merchandising, Distribution and Construction
Richard A. Galanti         43      Executive Vice President and Chief Financial Officer
Franz E. Lazarus           52      Executive Vice President--International Operations
David B. Loge              57      Executive Vice President--Manufacturing and Ancillary
                                     Businesses
W. Craig Jelinek           47      Executive Vice President, Chief Operating Officer--Northern
                                     Division
Edward B. Maron            72      Executive Vice President, Chief Operating Officer--Canadian
                                     Division
Paul G. Moulton            48      Executive Vice President--Marketing, E-commerce, Member
                                     Services and Community Giving
Joseph P. Portera          46      Executive Vice President, Chief Operating Officer--Eastern
                                     Division
Dennis R. Zook             50      Executive Vice President, Chief Operating Officer--Southern
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

    Jeffrey H. Brotman is a native of the Pacific Northwest and is a 1967 graduate of the University of Washington Law School. Mr. Brotman was a co-founder and Chairman of the Board of Costco Wholesale Corporation from its inception. Upon the consummation of the Merger, Mr. Brotman became the Vice-Chairman of the Company, and has served as Chairman since December 1994. Mr. Brotman is a founder of a number of other specialty retail chains.

    Richard D. DiCerchio was named Senior Executive Vice President of the Company in 1997. He is currently Executive Vice President and Chief Operating Officer--Merchandising, Distribution and Construction and a director of the Company since October 1993. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer--Northern Division. He was appointed Chief Operating Officer--Western Region of Costco Wholesale Corporation in August 1992 and was appointed Executive Vice President and director of Costco Wholesale Corporation in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco Wholesale Corporation. He joined Costco Wholesale Corporation as Vice President, Operations in May 1983.

    Richard A. Galanti has been Executive Vice President and Chief Financial Officer of the Company since the Merger and has been a director of the Company since January 1995. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco Wholesale Corporation from January 1985 until the Merger, having joined Costco Wholesale Corporation as Vice President--Finance in
March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation.

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

    Paul G. Moulton was named Executive Vice President in October 1999 and has been responsible for Marketing, E-commerce, Member Services and Community Giving since August 1999. He was Senior Vice President, Information Systems from November 1997 to August 1999. From 1995 to 1997 he was Senior Vice President, COO of Costco Asia; and from 1992 to 1995 he was Senior Vice President, COO of Costco Europe. From 1990 to 1992 Mr. Moulton was Vice President of Finance and Corporate Treasurer and has held various management positions since joining Costco Wholesale Corporation in 1985.

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

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Trading in Costco Common Stock commenced on October 22, 1993, as Price/Costco, Inc., quoted on The Nasdaq Stock Market's National Market under the symbol "PCCW". Since January 29, 1997, following a name change to Costco Companies, Inc. (and a subsequent re-incorporation and name change to Costco Wholesale Corporation in August 1999), the stock has been quoted on The Nasdaq Stock Market's National Market under the symbol "COST."

    The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 1997 through October 29, 1999. The quotations are as reported in published financial sources.

                                                                       COSTCO COMMON
                                                                           STOCK
                                                               -----------------------------
                                                                   HIGH              LOW
                                                               ------------      -----------
Calendar Quarters--1997
  First Quarter..........................................      30                24 1/8
  Second Quarter.........................................      35 3/16           26 7/8
  Third Quarter..........................................      39 1/8            31 7/16
  Fourth Quarter.........................................      44 15/16          35 1/8
Calendar Quarters--1998
  First Quarter..........................................      58 3/16           42 1/8
  Second Quarter.........................................      63 7/32           51 3/8
  Third Quarter..........................................      65                45 1/16
  Fourth Quarter.........................................      74 7/8            44 5/16
Calendar Quarters--1999
  First Quarter..........................................      91 13/16          71 1/4
  Second Quarter.........................................      92 1/2            71 1/8
  Third Quarter..........................................      86 9/16           66 1/8
  Fourth Quarter (through October 29, 1999)..............      83 15/16          72

    On October 29, 1999, the Company had 7,575 stockholders of record.

                                DIVIDEND POLICY

    Costco does not pay regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6--SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended August 29, 1999, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of Costco for fiscal 1999.

                          COSTCO WHOLESALE CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       52 WEEKS      52 WEEKS      52 WEEKS       52 WEEKS        53 WEEKS       52 WEEKS
                                         ENDED         ENDED         ENDED          ENDED           ENDED          ENDED
                                      AUGUST 29,    AUGUST 30,    AUGUST 31,    SEPTEMBER 1,    SEPTEMBER 3,    AUGUST 28,
                                         1999          1998          1997           1996            1995           1994
                                      -----------   -----------   -----------   -------------   -------------   -----------
OPERATING DATA
Revenue
  Net sales.......................    $26,976,453   $23,830,380   $21,484,118    $19,213,866     $17,905,926    $16,160,911
  Membership fees and other.......        479,578       439,497       390,286        352,590         341,360        319,732
                                      -----------   -----------   -----------    -----------     -----------    -----------
  Total revenue...................     27,456,031    24,269,877    21,874,404     19,566,456      18,247,286     16,480,643
Operating expenses
  Merchandise costs...............     24,170,199    21,379,691    19,314,485     17,345,315      16,225,848     14,662,891
  Selling, general &
    administrative................      2,338,198     2,069,900     1,876,759      1,691,187       1,555,588      1,425,549
  Preopening expenses.............         31,007        27,010        27,448         29,231          25,018         24,564
  Provision for impaired assets
    and warehouse closing costs...         56,500         6,000        75,000(a)       10,000          7,500          7,500
                                      -----------   -----------   -----------    -----------     -----------    -----------
  Operating income................        860,127       787,276       580,712        490,723         433,332        360,139
Other income (expense)
  Interest expense................        (45,527)      (47,535)      (76,281)       (78,078)        (67,911)       (50,472)
  Interest income and other.......         44,266        26,662        15,898         10,832           2,783         13,888
  Provision for merger and
    restructuring expenses........             --            --            --             --              --       (120,000)
                                      -----------   -----------   -----------    -----------     -----------    -----------
Income from continuing operations
  before income taxes and
  cumulative effect of accounting
  change..........................        858,866       766,403       520,329        423,477         368,204        203,555
Provision for income taxes........        343,545       306,561       208,132        174,684         150,963         92,657
                                      -----------   -----------   -----------    -----------     -----------    -----------
Income from continuing operations
  before cumulative effect of
  accounting change...............        515,321       459,842       312,197        248,793         217,241        110,898
  Cumulative effect of accounting
    change, net of tax............       (118,023)(b)          --          --             --              --             --
                                      -----------   -----------   -----------    -----------     -----------    -----------
Income from continuing
  operations......................        397,298       459,842       312,197        248,793         217,241        110,898
Discontinued operations:
  Income (loss), net of tax.......             --            --            --             --              --        (40,766)
  Loss on disposal................             --            --            --             --         (83,363)      (182,500)
                                      -----------   -----------   -----------    -----------     -----------    -----------
  Net income (loss)...............    $   397,298   $   459,842   $   312,197    $   248,793     $   133,878    $  (112,368)
                                      ===========   ===========   ===========    ===========     ===========    ===========
Per Share Data--Diluted
  Income from continuing
    operations before cumulative
    effect of accounting change...    $      2.23   $      2.03   $      1.47    $      1.22     $      1.05    $      0.51
  Cumulative effect of accounting
    change, net of tax............          (0.50)           --            --             --              --             --
                                      -----------   -----------   -----------    -----------     -----------    -----------
  Income from continuing
    operations....................           1.73          2.03          1.47           1.22            1.05           0.51
Discontinued Operations:
  Income (loss), net of tax.......             --            --            --             --              --          (0.19)
  Loss on Disposal................             --            --            --             --           (0.37)         (0.83)
                                      -----------   -----------   -----------    -----------     -----------    -----------
  Net income (loss)...............    $      1.73   $      2.03   $      1.47    $      1.22     $      0.68    $     (0.51)
                                      ===========   ===========   ===========    ===========     ===========    ===========
  Shares used in calculation......        235,560       231,685       224,668        217,890         223,610        219,332

                                     52 WEEKS      52 WEEKS       52 WEEKS        52 WEEKS
                                       ENDED         ENDED          ENDED           ENDED
                                    AUGUST 29,    AUGUST 30,    SEPTEMBER 1,    SEPTEMBER 2,
                                       1993          1992           1991            1990
                                    -----------   -----------   -------------   -------------
OPERATING DATA
Revenue
  Net sales.......................  $15,154,685   $13,820,380    $11,813,509      $9,346,099
  Membership fees and other.......      309,129       276,998        228,742         185,144
                                    -----------   -----------    -----------      ----------
  Total revenue...................   15,463,814    14,097,378     12,042,251       9,531,243
Operating expenses
  Merchandise costs...............   13,751,153    12,565,463     10,755,823       8,518,951
  Selling, general &
    administrative................    1,314,660     1,128,898        934,120         719,446
  Preopening expenses.............       28,172        25,595         16,289          11,691
  Provision for impaired assets
    and warehouse closing costs...        5,000         2,000          1,850           6,000
                                    -----------   -----------    -----------      ----------
  Operating income................      364,829       375,422        334,169         275,155
Other income (expense)
  Interest expense................      (46,116)      (35,525)       (26,041)        (18,769)
  Interest income and other.......       17,750        28,958         33,913          19,239
  Provision for merger and
    restructuring expenses........           --            --             --              --
                                    -----------   -----------    -----------      ----------
Income from continuing operations
  before income taxes and
  cumulative effect of accounting
  change..........................      336,463       368,855        342,041         275,625
Provision for income taxes........      133,620       145,833        134,748         107,899
                                    -----------   -----------    -----------      ----------
Income from continuing operations
  before cumulative effect of
  accounting change...............      202,843       223,022        207,293         167,726
  Cumulative effect of accounting
    change, net of tax............           --            --             --              --
                                    -----------   -----------    -----------      ----------
Income from continuing
  operations......................      202,843       223,022        207,293         167,726
Discontinued operations:
  Income (loss), net of tax.......       20,404        19,385         11,566           6,854
  Loss on disposal................           --            --             --              --
                                    -----------   -----------    -----------      ----------
  Net income (loss)...............  $   223,247   $   242,407    $   218,859      $  174,580
                                    ===========   ===========    ===========      ==========
Per Share Data--Diluted
  Income from continuing
    operations before cumulative
    effect of accounting change...  $      0.92   $      0.98    $      0.93      $     0.79
  Cumulative effect of accounting
    change, net of tax............           --            --             --              --
                                    -----------   -----------    -----------      ----------
  Income from continuing
    operations....................         0.92          0.98           0.93            0.79
Discontinued Operations:
  Income (loss), net of tax.......         0.08          0.08           0.05            0.03
  Loss on Disposal................           --            --             --              --
                                    -----------   -----------    -----------      ----------
  Net income (loss)...............  $      1.00   $      1.06    $      0.98      $     0.82
                                    ===========   ===========    ===========      ==========
  Shares used in calculation......      240,162       245,090        234,202         219,532

----------------------------------
(a) Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.17 per diluted share) provision for asset impairment.

(b) Represents a one-time non-cash charge reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method.

                          COSTCO WHOLESALE CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE DATA)

                                   AUGUST 29,    AUGUST 30,    AUGUST 31,    SEPTEMBER 1,    SEPTEMBER 3,    AUGUST 28,
                                      1999          1998          1997           1996            1995           1994
                                   -----------   -----------   -----------   -------------   -------------   -----------
BALANCE SHEET DATA
  Working capital (deficit)......  $  449,680    $  431,288    $  145,903      $   56,710      $    9,381    $ (113,009)
  Property and equipment, net....   3,906,888     3,395,372     3,154,634       2,888,310       2,535,593     2,146,396
  Total assets...................   7,505,001     6,259,820     5,476,314       4,911,861       4,437,419     4,235,659
  Short-term debt................          --            --        25,460          59,928          75,725       149,340
  Long-term debt and capital
    lease obligations, net.......     918,888       930,035       917,001       1,229,221       1,094,615       795,492
  Stockholders' equity...........  $3,532,110    $2,965,886    $2,468,116      $1,777,798      $1,530,744    $1,684,960
WAREHOUSES IN OPERATION
  Beginning of year..............         278           261           252             240             221           200
  Opened(a)......................          21            18(c)         17              20              24            29
  Closed(b)......................          (7)           (1)           (8)             (8)             (5)           (8)
                                   ----------    ----------    ----------      ----------      ----------    ----------
  End of Year....................         292           278           261             252             240           221
                                   ==========    ==========    ==========      ==========      ==========    ==========

                                   AUGUST 29,    AUGUST 30,    SEPTEMBER 1,    SEPTEMBER 2,
                                      1993          1992           1991            1990
                                   -----------   -----------   -------------   -------------
BALANCE SHEET DATA
  Working capital (deficit)......  $  127,312    $  281,592      $  304,703      $   14,342
  Property and equipment, net....   1,966,601     1,704,052       1,183,432         935,767
  Total assets...................   3,930,799     3,576,543       2,986,094       2,029,931
  Short-term debt................      23,093            --              --         139,414
  Long-term debt and capital
    lease obligations, net.......     812,576       813,976         500,440         199,506
  Stockholders' equity...........  $1,796,728    $1,593,943      $1,429,703      $  988,458
WAREHOUSES IN OPERATION
  Beginning of year..............         170           140             119             104
  Opened(a)......................          37            31              23              19
  Closed(b)......................          (7)           (1)             (2)             (4)
                                   ----------    ----------      ----------      ----------
  End of Year....................         200           170             140             119
                                   ==========    ==========      ==========      ==========

--------------------------

(a) Includes relocations as well as new warehouse openings.

(b) Includes relocations as well as outright closings

(c) Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the company expects, or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, Year 2000 issues, and other risks identified from time to time in the Company's public statements and reports filed with the SEC.

COMPARISON OF FISCAL 1999 (52 WEEKS) AND FISCAL 1998 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net income for fiscal 1999 was impacted by both a $50,000 fourth quarter pre-tax provision for impaired assets and warehouse closing costs, as well as the one-time $118,023 non-cash, after-tax charge recorded in the first quarter of fiscal 1999, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method. The impact of these two charges resulted in net income for fiscal 1999 of $397,298, or $1.73 per diluted share compared to last year's reported net income of $459,842, or $2.03 per diluted share. Excluding the impact of these two charges, net income in fiscal 1999 would have been $545,321, or $2.36 per diluted share. Assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, net income for fiscal 1998 would have been $444,451, or $1.96 per diluted share; and the year-over-year earnings per share increase, adjusted for these items, would have been 20%.

    Net sales increased 13% to $26,976,453 in fiscal 1999 from $23,830,380 in fiscal 1998. This increase was due to: (i) higher sales at existing locations opened prior to fiscal 1998; (ii) increased sales at 16 warehouses that were opened in fiscal 1998 and in operation for the entire 1999 fiscal year; and
(iii) first year sales at the 14 new warehouses opened (21 opened, 7 closed) during fiscal 1999. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at a 10% annual rate in fiscal 1999 compared to an 8% annual rate during fiscal 1998.

    Membership fees and other revenue increased 9% to $479,578, or 1.78% of net sales, in fiscal 1999 from $439,497, or 1.84% of net sales, in fiscal 1998. This increase is primarily due to membership sign-ups at the 14 new warehouses opened in fiscal 1999 and a five dollar increase in the annual membership fee for both Business and Gold Star members effective April 1, 1998 in the United States and May 1, 1998 in Canada.

    Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis" to a "deferred basis", whereby membership fee income is recognized ratably over the one-year life of the membership. If the deferred method had been used in fiscal 1998, membership fees and other would have been reduced by $25,651 to $413,846, or 1.74% of net sales, and the year-over-year increase would have been 16%.

    Gross margin (defined as net sales minus merchandise costs) increased 15% to $2,806,254, or 10.40% of net sales, in fiscal 1999 from $2,450,689, or 10.28% of net sales, in fiscal 1998. Gross margin as a percentage of net sales increased due to increased sales penetration of certain higher gross margin ancillary businesses, favorable inventory shrink results, and improved performance of the Company's international operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. In fiscal 1999 there was a $4 million LIFO credit, due primarily to deflation in most of the Company's LIFO pools, particularly in the electronics LIFO pool, coupled with a reduction of tobacco inventory levels resulting primarily from announced manufacturers' price increases just prior to fiscal year end. In fiscal 1998 there was no LIFO charge due to the use of the LIFO method compared to the first-in, first-out (FIFO) method.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.67% during fiscal 1999 from 8.69% during fiscal 1998, primarily reflecting the increase in comparable warehouse sales noted above, and a year-over-year improvement in the Company's core warehouse operations and Central and Regional administrative offices, which were partially offset by higher expenses associated with international expansion and certain ancillary businesses.

    Preopening expenses totaled $31,007, or 0.11% of net sales, during fiscal 1999 and $27,010, or 0.11% of net sales, during fiscal 1998. During fiscal 1999, the Company opened 21 new warehouses compared to 16 new warehouses during fiscal 1998. Pre-opening expenses also include costs related to remodels, expanded fresh foods and ancillary operations at existing warehouses.

    The provision for impaired assets and warehouse closing costs was $56,500 in fiscal 1999 compared to $6,000 in fiscal 1998. The fiscal 1999 provision includes a charge of $31,080 for the impairment of long-lived assets as required by the Financial Accounting Standards Board Statement No. 121 (SFAS 121) and $30,865 for warehouse and other facility closing costs, which were offset by $5,445 of gains on the sale of real property. The provision for warehouse closing costs includes $24,773 for lease obligations and $6,092 for other expenses directly related to the closedown of warehouses and other facilities. As of August 29, 1999, the Company had expended $828 for lease obligations and $3,339 for other closedown expenses. The increase in warehouse closing costs is primarily attributable to the Company's decision in the fourth quarter of fiscal 1999 to relocate several warehouses (which were not otherwise impaired) to larger and better-located facilities.

    Interest expense totaled $45,527 in fiscal 1999, and $47,535 in fiscal 1998. The decrease in interest expense is primarily due to an increase in capitalized interest related to construction projects.

    Interest income and other totaled $44,266 in fiscal 1999 compared to $26,662 in fiscal 1998. The increase was primarily due to interest earned on higher balances of cash and cash equivalents and short-term investments during fiscal 1999 as compared to fiscal 1998.

    The effective income tax rate on earnings was 40% in both fiscal 1999 and fiscal 1998.

COMPARISON OF FISCAL 1998 (52 WEEKS) AND FISCAL 1997 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Net operating results for fiscal 1998 reflect net income of $459,842, or $2.03 per share (diluted), as compared to a fiscal 1997 net income of $312,197, or $1.47 per share (diluted). The net income for fiscal 1997 includes a non-cash, pre-tax charge of $65,000 ($38,675 after-tax, or $.17 per share) reflecting a provision for the impairment of long-lived assets as required by SFAS 121. In addition, fiscal 1997 net income was impacted by one-time, pre-tax charges of approximately $13,000 ($7,800 after-tax, or $.03 per share) related to the call and redemption of $764,000 of convertible subordinated debentures.

    Net sales increased 11% to $23,830,380 in fiscal 1998 from $21,484,118 in fiscal 1997. This increase was due to: (i) higher sales at existing locations opened prior to fiscal 1997; (ii) increased sales at 17 warehouses that were opened in fiscal 1997 and in operation for the entire 1998 fiscal year; and
(iii) first year sales at the 16 new warehouses opened during fiscal 1998, which increase was partially offset by one warehouse closed during fiscal 1998 that was in operation during fiscal 1997. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at an 8% annual rate in fiscal 1998, compared to a 9% annual rate during fiscal 1997. Comparable sales in fiscal 1998 were negatively impacted by approximately 1% due to a decline in the Canadian exchange rate.

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

    The provision for impaired assets and warehouse closing costs was $6,000 in fiscal 1998 compared to $75,000 in fiscal 1997. The fiscal 1997 provision includes a $65,000 impairment charge relating to the adoption of SFAS 121 and $10,000 for warehouse closing costs. The provision for warehouse closing costs includes estimated closing costs for certain warehouses, which had been or were in the process of being replaced by new warehouses.

    Interest expense totaled $47,535 in fiscal 1998, and $76,281 in fiscal 1997. The decrease in interest expense is primarily related to the call for redemption during fiscal 1997 of three convertible subordinated debenture issues. Both the Company's 6 3/4% ($285,100 principal amount), and 5 1/2% ($179,300 principal amount) debentures were called for redemption in the second quarter of fiscal 1997. Approximately $302,000 of these two series of debentures was converted into common stock. The 5 3/4% ($300,000 principal amount) debentures were called for redemption in the fourth quarter of fiscal 1997. The reduction in interest expense related to the three redemptions was partially offset by the one-time costs of the redemption call premiums and write-offs of unamortized issuance costs associated with the redemptions of these convertible subordinated debentures. Also, in the fourth quarter of fiscal 1997, the Company issued $900,000 (principal amount at maturity) of Zero Coupon Convertible Subordinated Notes, priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640, approximately $312,000 of which was used to redeem the 5 3/4% convertible subordinated debentures referred to above.

    Interest income and other totaled $26,662 in fiscal 1998, and $15,898 in fiscal 1997. The increase was primarily due to interest earned on higher balances of cash and cash equivalents and short-term investments during fiscal 1998 as compared to fiscal 1997.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $800,000 to $950,000 during fiscal 2000 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $697,274 at August 29, 1999), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 2000 are to open approximately 20 to 25 new warehouse clubs, including four to six relocations of existing warehouses to larger and better-located warehouses. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom through its 60%-owned subsidiary and an additional unit in Taiwan through its 55%-owned subsidiary during the next year. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of August 29, 1999, Price Club Mexico operated 16 warehouses in Mexico and plans to open two or three new warehouse clubs during fiscal 2000, including one that opened in September 1999.

BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN US
  DOLLARS)

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At August 29, 1999, no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, of which $57,000 expires in March 2000, and $37,000 expires in March 2001. At August 29, 1999, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $294,200. The outstanding commitments under these facilities at August 29, 1999 totaled approximately $176,500, including approximately $45,300 in standby letters of credit.

DERIVATIVES

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at August 29, 1999 were not material to the Company's results of operations or its financial position.

YEAR 2000

    The Company uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. Like most automated companies, Costco has been addressing the Year 2000 challenge to make sure all of its systems are Year 2000 compliant and fully operational prior to the year 2000 and on into the 21(st) Century. As far back as the early 1990's, the Company began taking initial measures to ensure that its systems would function in the year 2000 and beyond, and in 1997 began a formal review of each of its applications to determine the Year 2000 compliance of its date-sensitive systems and equipment. This included assessments of both information technology, such as point-of-sale computer systems and financial software applications, as well as non-information technology equipment, including critical facilities systems, such as security systems, energy management, warehouse refrigeration, etc.

    As of August 29, 1999 the Company has substantially completed the necessary remediation and testing of virtually all key systems, and believes that the Year 2000 issues will not present any significant operational problems. Total costs related to the Year 2000 effort are estimated to be less than $7,500, of which the Company has incurred approximately 90% through August 29, 1999. While it is possible that the remaining systems currently being implemented, reviewed and/or tested may produce an unexpected cost increase, the Company does not believe it would add materially to the current estimated cost.

    Additionally, Costco has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends. These efforts are designed to minimize the impact to the Company should these third parties fail to remediate their Year 2000 issues. Although the Company has not received responses from all of its suppliers, the responses received have indicated that they are or will be Year 2000 compliant and that they are anticipating no significant problems related to Year 2000 preparedness. However, the Company can give no assurances that such third parties will in fact be successful in resolving all of their Year 2000 issues, and the failure of such third parties to comply on a timely basis could have an adverse effect on the Company. The Company anticipates minimal business disruption as a result of Year 2000 issues; however, possible consequences include, but are not limited to, loss of local or regional electric power, delays in delivery or receipt of merchandise, inability to process transactions, loss of communications, and similar interruptions of normal business activities. Where needed, the Company has established contingency plans based on assessment of its supplier base and evaluation of outside risks.

FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $450,000 at August 29, 1999, compared to working capital of $431,000 at August 30, 1998. The increase in net working capital was primarily due to an increase in cash and cash equivalents and short-term investments of approximately $260,000, and an increase in other current assets of approximately $131,000. These increases were largely offset by increases in accrued and other current liabilities of approximately $136,000 and an increase of $226,000 due to the adoption of the deferred membership accounting method.

    Net cash provided by operating activities totaled $940,863 in fiscal 1999 compared to $737,610 in fiscal 1998. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash cumulative effect of accounting change, and a positive change in net receivables, other current assets and accrued and other current liabilities.

    Net cash used in investing activities totaled $953,923 in fiscal 1999 compared to $609,446 in fiscal 1998. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $787,935 and $571,904 in fiscal 1999 and 1998, respectively. The Company opened 21 warehouses during fiscal 1999 compared to 16 warehouses opened during fiscal 1998. Net cash used in investing activities also reflects an increase in short-term investments of $181,103 since the beginning of fiscal year 1999.

    Net cash provided by financing activities totaled $85,845 in fiscal 1999 compared to $66,591 in fiscal 1998. This increase is primarily due to a decline in net repayments under short-term credit facilities

    The Company's balance sheet as of August 29, 1999 reflects a $1,245,181 or 20% increase in total assets since August 30, 1998. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program and an increase in cash and cash equivalents and short-term investments.

STOCK REPURCHASE PROGRAM

    On November 5, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500 million of Costco Common Stock over the next three years. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand, as well as from future operating cash flows. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes including stock option grants under stock option programs. As of August 29, 1999, the Company had not repurchased any stock under the program.

ITEM 8--FINANCIAL STATEMENTS

    Financial statements of Costco are as follows:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     22
Consolidated Balance Sheets, as of August 29, 1999 and
  August 30, 1998...........................................     23
Consolidated Statements of Income, for the 52 weeks ended
  August 29, 1999, August 30, 1998 and August 31, 1997......     24
Consolidated Statements of Stockholders' Equity, for the 52
  weeks ended August 29, 1999, August 30, 1998 and
  August 31, 1997...........................................     25
Consolidated Statements of Cash Flows, for the 52 weeks
  ended August 29, 1999, August 30, 1998 and August 31,
  1997......................................................     26
Notes to Consolidated Financial Statements..................     27

ITEM 9--CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the executive officers of the Registrant, see Item--4A "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 27, 2000, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 27, 2000, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 27, 2000 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders, to be held on January 27, 2000 to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

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

    (b) Current report on form 8-K filed on August 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 1999

                                                       COSTCO WHOLESALE CORPORATION

                                                       (Registrant)

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


By                   /s/ JAMES D. SINEGAL                        November 22, 1999
          -------------------------------------------
                       James D. Sinegal
        PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

By                  /s/ JEFFREY H. BROTMAN                       November 22, 1999
          -------------------------------------------
                      Jeffrey H. Brotman
                     CHAIRMAN OF THE BOARD

By                 /s/ RICHARD D. DICERCHIO                      November 22, 1999
          -------------------------------------------
                     Richard D. DiCerchio
         SR. EXECUTIVE VICE PRESIDENT, CHIEF OPERATING
     OFFICER--MERCHANDISING, DISTRIBUTION AND CONSTRUCTION
                         AND DIRECTOR

By                  /s/ RICHARD A. GALANTI                       November 22, 1999
          -------------------------------------------
                      Richard A. Galanti
       EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
          AND DIRECTOR (PRINCIPAL FINANCIAL OFFICER)

By                  /s/ DAVID S. PETTERSON                       November 22, 1999
          -------------------------------------------
                      David S. Petterson
             SENIOR VICE PRESIDENT AND CONTROLLER
                (PRINCIPAL ACCOUNTING OFFICER)


By           /s/ DR. BENJAMIN S. CARSON, SR., M.D.               November 22, 1999
          -------------------------------------------
               Dr. Benjamin S. Carson, Sr., M.D.
                           DIRECTOR

By                   /s/ HAMILTON E. JAMES                       November 22, 1999
          -------------------------------------------
                       Hamilton E. James
                           DIRECTOR

By                  /s/ RICHARD M. LIBENSON                      November 22, 1999
          -------------------------------------------
                      Richard M. Libensen
                           DIRECTOR

By                  /s/ JOHN W. MEISENBACH                       November 22, 1999
          -------------------------------------------
                      John W. Meisenbach
                           DIRECTOR

By                   /s/ CHARLES T. MUNGER                       November 22, 1999
          -------------------------------------------
                       Charles T. Munger
                           DIRECTOR

By                 /s/ FREDERICK O. PAULSELL                     November 22, 1999
          -------------------------------------------
                     Frederick O. Paulsell
                           DIRECTOR

By                  /s/ JILL S. RUCKELSHAUS                      November 22, 1999
          -------------------------------------------
                      Jill S. Ruckelshaus
                           DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Costco Wholesale Corporation:

    We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation (a Washington corporation) and subsidiaries ("Costco") as of August 29, 1999 and August 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended
August 29, 1999, August 30, 1998 and August 31, 1997. These financial statements are the responsibility of Costco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costco as of August 29, 1999 and August 30, 1998, and the results of its operations and its cash flows for the 52 weeks ended August 29, 1999, August 30, 1998 and August 31, 1997 in conformity with generally accepted accounting principles.

    As explained in Note 1 to the consolidated financial statements, the Company changed its method of accounting for membership fee income from a cash basis to a deferred basis whereby membership fee income is recognized ratably over the one-year life of the membership.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
October 5, 1999

                          COSTCO WHOLESALE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                              AUGUST 29,    AUGUST 30,
                                                                 1999          1998
                                                              -----------   ----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   440,586   $  361,974
  Short-term investments....................................      256,688       75,549
  Receivables, net..........................................      168,648      171,613
  Merchandise inventories, net..............................    2,210,475    1,910,751
  Other current assets......................................      239,516      108,343
                                                              -----------   ----------
    Total current assets....................................    3,315,913    2,628,230
                                                              -----------   ----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,264,125    1,119,663
  Buildings and leasehold and land improvements.............    2,444,640    2,170,896
  Equipment and fixtures....................................    1,138,568      948,515
  Construction in progress..................................      176,824       91,901
                                                              -----------   ----------
                                                                5,024,157    4,330,975
  Less-accumulated depreciation and amortization............   (1,117,269)    (935,603)
                                                              -----------   ----------
    Net property and equipment..............................    3,906,888    3,395,372
                                                              -----------   ----------
OTHER ASSETS................................................      282,200      236,218
                                                              -----------   ----------
                                                              $ 7,505,001   $6,259,820
                                                              ===========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 1,912,632   $1,605,533
  Accrued salaries and benefits.............................      414,276      352,903
  Accrued sales and other taxes.............................      122,932      102,367
  Deferred membership income................................      225,903           --
  Other current liabilities.................................      190,490      136,139
                                                              -----------   ----------
    Total current liabilities...............................    2,866,233    2,196,942
LONG-TERM DEBT..............................................      918,888      930,035
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       66,990       61,483
                                                              -----------   ----------
    Total liabilities.......................................    3,852,111    3,188,460
                                                              -----------   ----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      120,780      105,474
                                                              -----------   ----------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares
    authorized; no shares issued and outstanding............           --           --
  Common stock $.01 par value; 900,000,000 shares
    authorized; 221,368,000 and 217,589,000 shares issued
    and outstanding.........................................        2,214        2,176
  Additional paid-in capital................................      952,758      817,628
  Other accumulated comprehensive loss......................     (118,084)    (151,842)
  Retained earnings.........................................    2,695,222    2,297,924
                                                              -----------   ----------
    Total stockholders' equity..............................    3,532,110    2,965,886
                                                              -----------   ----------
                                                              $ 7,505,001   $6,259,820
                                                              ===========   ==========

      The accompanying notes are an integral part of these balance sheets.

                          COSTCO WHOLESALE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           52 WEEKS      52 WEEKS      52 WEEKS
                                                             ENDED         ENDED         ENDED
                                                          AUGUST 29,    AUGUST 30,    AUGUST 31,
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
REVENUE
Net sales...............................................  $26,976,453   $23,830,380   $21,484,118
Membership fees and other...............................      479,578       439,497       390,286
                                                          -----------   -----------   -----------
  Total revenue.........................................   27,456,031    24,269,877    21,874,404
OPERATING EXPENSES
Merchandise costs.......................................   24,170,199    21,379,691    19,314,485
Selling, general and administrative.....................    2,338,198     2,069,900     1,876,759
Preopening expenses.....................................       31,007        27,010        27,448
Provision for impaired assets and warehouse closing
  costs.................................................       56,500         6,000        75,000
                                                          -----------   -----------   -----------
  Operating income......................................      860,127       787,276       580,712
OTHER INCOME (EXPENSE)
Interest expense........................................      (45,527)      (47,535)      (76,281)
Interest income and other...............................       44,266        26,662        15,898
                                                          -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.....................................      858,866       766,403       520,329
Provision for income taxes..............................      343,545       306,561       208,132
                                                          -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE....      515,321       459,842       312,197
Cumulative effect of accounting change, net of tax
  benefit of $78,682....................................     (118,023)           --            --
                                                          -----------   -----------   -----------
NET INCOME..............................................  $   397,298   $   459,842   $   312,197(a)
                                                          ===========   ===========   ===========
NET INCOME PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of accounting
      change............................................  $      2.35   $      2.13   $      1.51
  Cumulative effect of accounting change, net of tax....        (0.54)           --            --
                                                          -----------   -----------   -----------
  Net Income............................................  $      1.81   $      2.13   $      1.51
                                                          ===========   ===========   ===========
  Diluted earnings per share:
    Income before cumulative effect of accounting
      change............................................  $      2.23   $      2.03   $      1.47
  Cumulative effect of accounting change, net of tax....        (0.50)           --            --
                                                          -----------   -----------   -----------
  Net Income............................................  $      1.73   $      2.03   $      1.47(a)
                                                          ===========   ===========   ===========
Shares used in calculation (000's)
  Basic.................................................      219,626       215,506       207,379
  Diluted...............................................      235,560       231,685       224,668

Pro forma amounts assuming accounting change had been in
  effect in fiscal 1998 and 1997:
  Net Income............................................  $   515,321   $   444,451   $   302,969
                                                          ===========   ===========   ===========
  Earnings per common share--basic......................  $      2.35   $      2.06   $      1.46
                                                          ===========   ===========   ===========
  Earnings per common share--diluted....................  $      2.23   $      1.96   $      1.43
                                                          ===========   ===========   ===========

------------------------

(a) Net income and net income per common equivalent share (diluted) would have been $350,872 and $1.64, respectively, without the effect of adopting SFAS No. 121, using 224,668 diluted shares.

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE 52 WEEKS ENDED AUGUST 29, 1999, AUGUST 30, 1998 AND AUGUST 31, 1997
                                 (IN THOUSANDS)

                                                                               OTHER
                                           COMMON STOCK       ADDITIONAL    ACCUMULATED
                                        -------------------    PAID-IN     COMPREHENSIVE    RETAINED
                                         SHARES     AMOUNT     CAPITAL     INCOME/(LOSS)    EARNINGS      TOTAL
                                        --------   --------   ----------   -------------   ----------   ----------
BALANCE AT SEPTEMBER 1, 1996..........  196,436     $1,964     $321,832      $ (71,883)    $1,525,885   $1,777,798
Comprehensive Income
  Net Income..........................       --         --           --             --        312,197      312,197
  Other accumulated comprehensive loss
    Foreign currency translation
      adjustment......................       --         --           --         (6,543)            --       (6,543)
                                        -------     ------     --------      ---------     ----------   ----------
Total comprehensive income............       --         --           --         (6,543)       312,197      305,654
Stock options exercised including
  income tax benefits.................    4,077         41       78,186             --             --       78,227
Conversion of convertible
  debentures..........................   13,080        131      306,306             --             --      306,437
                                        -------     ------     --------      ---------     ----------   ----------
BALANCE AT AUGUST 31, 1997............  213,593      2,136      706,324        (78,426)     1,838,082    2,468,116
Comprehensive Income
  Net Income..........................       --         --           --             --        459,842      459,842
  Other accumulated comprehensive loss
    Foreign currency translation
      adjustment......................       --         --           --        (73,416)            --      (73,416)
                                        -------     ------     --------      ---------     ----------   ----------
Total comprehensive income............       --         --           --        (73,416)       459,842      386,426
Stock options exercised including
  income tax benefits.................    3,996         40      111,304             --             --      111,344
                                        -------     ------     --------      ---------     ----------   ----------
BALANCE AT AUGUST 30, 1998............  217,589      2,176      817,628       (151,842)     2,297,924    2,965,886
Comprehensive Income
  Net Income..........................       --         --           --             --        397,298      397,298
  Other accumulated comprehensive loss
    Foreign currency translation
      adjustment......................       --         --           --         33,758             --       33,758
                                        -------     ------     --------      ---------     ----------   ----------
Total comprehensive income............       --         --           --         33,758        397,298      431,056
Stock options exercised including
  income tax benefits.................    3,234         33      110,282             --             --      110,315
Conversion of convertible
  debentures..........................      545          5       24,848             --             --       24,853
                                        -------     ------     --------      ---------     ----------   ----------
BALANCE AT AUGUST 29, 1999............  221,368     $2,214     $952,758      $(118,084)    $2,695,222   $3,532,110
                                        =======     ======     ========      =========     ==========   ==========

   The accompanying notes are an integral part of these financial statements

                          COSTCO WHOLESALE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               52 WEEKS     52 WEEKS     52 WEEKS
                                                                ENDED        ENDED        ENDED
                                                              AUGUST 29,   AUGUST 30,   AUGUST 31,
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $397,298     $459,842     $312,197
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    224,811      196,315      181,759
    Accretion of discount on zero coupon notes..............     16,064       15,875          567
    Net gain on sale of property and equipment and other....    (10,443)      (3,459)        (602)
    Provision for impaired assets...........................     31,080        5,629       65,000
    Change in deferred income taxes.........................    (22,666)      20,420       (4,322)
    Cumulative effect of accounting change, net of tax......    118,023           --           --
    Change in receivables, other current assets, accrued and
      other current liabilities.............................    195,528       60,315       66,303
    Increase in merchandise inventories.....................   (286,902)    (255,140)    (189,323)
    Increase in accounts payable............................    284,238      243,164      162,628
    Other...................................................     (6,168)      (5,351)      (3,958)
                                                               --------     --------     --------
      Total adjustments.....................................    543,565      277,768      278,052
                                                               --------     --------     --------
  Net cash provided by operating activities.................    940,863      737,610      590,249
                                                               --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................   (787,935)    (571,904)    (553,374)
  Proceeds from the sale of property and equipment..........     58,670       80,698       40,946
  Investment in unconsolidated joint ventures...............    (15,000)     (11,595)      (4,750)
  Increase in short-term investments........................   (181,103)     (75,549)          --
  Increase in other assets and other, net...................    (28,555)     (31,096)     (25,995)
                                                               --------     --------     --------
    Net cash used in investing activities...................   (953,923)    (609,446)    (543,173)
                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under short-term credit facilities, net........         --      (24,404)     (33,990)
  Net proceeds from issuance of long-term debt..............     10,336        9,928      461,035
  Repayments of long-term debt..............................    (11,675)      (9,307)    (471,791)
  Changes in bank overdraft.................................     10,203       (3,321)      (7,244)
  Proceeds from minority interests..........................     15,058       19,580       15,119
  Exercise of stock options.................................     61,923       74,115       62,015
                                                               --------     --------     --------
    Net cash provided by financing activities...............     85,845       66,591       25,144
                                                               --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      5,827       (8,289)       1,333
                                                               --------     --------     --------
  Net increase in cash and cash equivalents.................     78,612      186,466       73,553
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.................    361,974      175,508      101,955
                                                               --------     --------     --------
CASH AND CASH EQUIVALENTS END OF YEAR.......................   $440,586     $361,974     $175,508
                                                               ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (excludes amounts capitalized and paid for
    redemption premiums)....................................   $ 27,107     $ 29,191     $ 76,233
  Income taxes..............................................   $294,860     $257,352     $195,241

   The accompanying notes are an integral part of these financial statements

                          COSTCO WHOLESALE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All inter-company transactions between the Company and its subsidiaries, including The Price Company, have been eliminated in consolidation. The Price Company and Costco Wholesale Corporation primarily operate membership warehouses under the Costco Wholesale name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 29, 1999, Costco operated 292 warehouse clubs: 221 in the United States; 58 in Canada; seven in the United Kingdom; three in Korea; two in Taiwan; and one in Japan. As of August 29, 1999, the Company also operated (through a 50%-owned joint venture) 16 warehouses in Mexico.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal years 1999, 1998, and 1997 were 52 weeks.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

    SHORT-TERM INVESTMENTS

    At August 29, 1999 and August 30, 1998, short-term investments consisted of the following:

                                                                1999       1998
                                                              --------   --------
Municipal securities........................................  $ 97,966   $    --
Corporate notes and bonds...................................    89,872    14,008
U.S. Treasury/Agency securities.............................    43,699    32,566
Certificates of deposit.....................................    24,841    28,883
Other.......................................................       310        92
                                                              --------   -------
    Total short-term investments............................  $256,688   $75,549
                                                              ========   =======

    The Company's short-term investments have been designated as being available-for-sale. The fair market value of short term investments approximates their carrying value and unrealized holding gains and losses were not significant at August 29, 1999 or August 30, 1998. Realized gains and losses are included in interest income and were not significant in fiscal 1999 or 1998.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $4,582 at August 29, 1999 and $4,297 at August 30, 1998.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $12,150 at August 29, 1999 and $16,150 at August 30, 1998.

                                                       AUGUST 29,   AUGUST 30,
                                                          1999         1998
                                                       ----------   ----------
Merchandise inventories consist of:
  United States (primarily LIFO).....................  $1,799,101   $1,587,285
  Foreign (FIFO).....................................     411,374      323,466
                                                       ----------   ----------
    Total............................................  $2,210,475   $1,910,751
                                                       ==========   ==========

    The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company's fiscal year.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Buildings are depreciated over twenty-five to thirty-five years; equipment and fixtures are depreciated over three to ten years; and land rights and leasehold improvements are amortized over the initial term of the lease.

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $4,380 in fiscal 1999, $3,542 in fiscal 1998, and $4,097 in fiscal 1997.

    GOODWILL

    Goodwill, included in other assets, totaled $42,568 at August 29,1999 and $43,229 at August 30, 1998, resulting from certain previous business combinations. Goodwill is being amortized over 5 to 40 years using the straight-line method. Accumulated amortization was $14,787 at August 29, 1999 and $12,686 at August 30, 1998.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    In the second quarter of fiscal 1998, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 established new standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock.

    The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       52 WEEKS ENDED
                                     ---------------------------------------------------
                                     AUGUST 29, 1999   AUGUST 30, 1998   AUGUST 31, 1997
                                     ---------------   ---------------   ---------------
Net income available to common
  stockholders used in basic EPS...     $397,298          $459,842          $312,197
Interest on convertible bonds, net
  of tax...........................        9,640             9,529            17,325
                                        --------          --------          --------
Net income available to common
  stockholders after assumed
  conversions of dilutive
  securities.......................     $406,938          $469,371          $329,522
                                        ========          ========          ========
Weighted average number of common
  shares used in basic EPS.........      219,626           215,506           207,379
Stock options......................        5,946             5,960             4,001
Conversion of convertible bonds....        9,988            10,219            13,288
                                        --------          --------          --------
Weighted number of common shares
  and dilutive potential common
  stock used in diluted EPS........      235,560           231,685           224,668
                                        ========          ========          ========

    In November, 1998, the Company's Board of Directors authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the next three years. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand, as well as from future operating cash flows. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes including stock option grants under stock option programs. As of August 29, 1999, the Company had not repurchased any stock under the program.

    PREOPENING EXPENSES

    Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other startup operations are expensed as incurred.

    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounting for membership fee income from a "cash basis" to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.50 per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999. If the deferred method of accounting for membership fee income had been in effect in fiscal 1998 and 1997, net income would have been $444,451, or $1.96 per diluted share and $302,969, or $1.43 per diluted share respectively.

    FOREIGN CURRENCY TRANSLATION

    The accumulated foreign currency translation relates to the Company's consolidated foreign operations as well as its investment in the Price Club Mexico joint venture. Foreign currency translation is determined by application of the current rate method and included in the determination of consolidated stockholders' equity and comprehensive income at the respective balance sheet dates.

    Cumulative inflation in Mexico exceeded 100% in the three-year calendar period 1994-1996, requiring a hyper-inflationary accounting treatment for the Company's Mexico joint venture operations in calendar year 1997. Foreign currency translation gains or losses were reflected in the Statement of Income rather than as an adjustment to stockholders' equity during this period.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred income taxes using the asset and liability method.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     FISCAL 1999 NON-CASH ACTIVITIES

    - In March 1999, approximately $48,000 principal amount of the $900,000, 3 1/2% Zero Coupon Convertible Subordinated Notes were converted into approximately 545 thousand shares of Costco Common Stock.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DERIVATIVES

    The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 1999 was immaterial to the Company's results of operations or its financial position.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company adopted the SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), as of the first quarter of fiscal 1997. In accordance with SFAS No. 121, the Company recorded pretax, non-cash charges of $31,080, $5,629 and $65,000 in fiscal 1999, 1998 and 1997, respectively, reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on market valuations for those assets whose carrying value was not recoverable through future cash flows. The Company periodically evaluates the realizability of long-lived assets based on expected future cash flows.

    WAREHOUSE CLOSING COSTS

    The Company recorded a charge of $30,865 for warehouse and other facility closing costs in fiscal 1999. This charge includes $24,773 for lease obligations and $6,092 for other expenses directly related to the closedown of warehouses and other facilities. As of August 29, 1999, the Company had expended $828 for lease obligations and $3,339 for other closedown expenses. Warehouse closing costs incurred relate principally to the Company's decision in the fourth quarter of fiscal 1999 to relocate several warehouses that were not otherwise impaired to larger and better-located facilities.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for the Company to the beginning of its fiscal 2001. Presently, the Company has limited use of derivative financial instruments and believes that SFAS No. 133 will not have a material impact on its results of operations or financial position.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At August 29, 1999, no amount was outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, of which $57,000 expires in March 2000, and $37,000 expires in March 2001. At August 29, 1999, no amount was outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $294,200. The outstanding commitments under these facilities at August 29, 1999 totaled approximately $176,500, including approximately $45,300 in standby letters of credit.

    SHORT-TERM BORROWINGS

    The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 1999 and 1998:

                                  MAXIMUM AMOUNT   AVERAGE AMOUNT   WEIGHTED AVERAGE
                                   OUTSTANDING      OUTSTANDING      INTEREST RATE
CATEGORY OF AGGREGATE               DURING THE       DURING THE        DURING THE
SHORT-TERM BORROWINGS                 PERIOD           PERIOD            PERIOD
---------------------             --------------   --------------   ----------------
PERIOD ENDED AUGUST 29, 1999
Bank borrowings:
  U.S...........................     $--               $--              --    %
  Canadian......................       5,753               87             6.50
Commercial Paper:
  U.S...........................      --               --               --
  Canadian......................      13,380              682             4.84
PERIOD ENDED AUGUST 30, 1998
Bank borrowings:
  U.S...........................     $--               $--              --    %
  Canadian......................       5,399              215             6.85
Commercial Paper:
  U.S...........................      --               --               --
  Canadian......................      34,390            5,841             3.61

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT (CONTINUED)

    LONG-TERM DEBT

    Long-term debt at August 29, 1999 and August 30, 1998:

                                                            1999       1998
                                                          --------   --------
7 1/8% Senior Notes due June 2005.......................  $300,000   $300,000
3 1/2% Zero Coupon convertible subordinated notes due
  August 2017...........................................   456,783    466,082
Unsecured note payable to banks due April 2001..........   140,000    140,000
Notes payable secured by trust deeds on real estate.....    12,723     13,667
Capital lease obligations and other.....................    21,213     21,030
                                                          --------   --------
                                                           930,719    940,779
Less current portion (included in other current
  liabilities)..........................................    11,831     10,744
                                                          --------   --------
Total long-term debt....................................  $918,888   $930,035
                                                          ========   ========

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

    On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity of Zero Coupon Subordinated Notes (the "Notes") due
August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 10,219,090 shares of Costco Common Stock at an initial conversion price of $44.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2002, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. On March 29, 1999, $48,000 principal amount of the Zero Coupon Notes were converted by note holders to 545,016 shares of Costco Common Stock.

    In February, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. Although the registration statement was declared effective, no securities have been issued under this filing.

    At August 29, 1999, the fair value of the 7 1/8% Senior Notes, based on market quotes, was approximately $300,900. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at August 29, 1999, based on market quotes, was approximately $781,369. The fair value of other long-term debt approximates carrying value.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT (CONTINUED)

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2000........................................................  $ 11,831
2001........................................................   146,330
2002........................................................     3,067
2003........................................................     1,133
2004........................................................     1,249
Thereafter..................................................   767,109
                                                              --------
  Total.....................................................  $930,719
                                                              ========

NOTE 3--LEASES

    The Company leases land and/or warehouse buildings at 64 of the 292 warehouses open at August 29, 1999, and certain other office and distribution facilities under operating leases with remaining terms ranging from 2 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term:
(a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or
(c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

    Aggregate rental expense for fiscal 1999, 1998, and 1997, was $59,263, $55,375, and $54,019, respectively. Future minimum payments during the next five fiscal years and thereafter under non-cancelable leases with terms in excess of one year, at August 29, 1999, were as follows:

2000........................................................  $ 64,406
2001........................................................    62,508
2002........................................................    62,153
2003........................................................    60,645
2004........................................................    59,160
Thereafter..................................................   619,690
                                                              --------
  Total minimum payments....................................  $928,562
                                                              ========

NOTE 4--STOCK OPTIONS

    The Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 30 million shares of the Company's common stock upon the exercise of stock options or up to 1,666,666 shares through stock grants. Prior to the merger of The Price Company and Costco Wholesale Corporation, various incentive and non-qualified stock option plans existed which allowed certain key employees and directors to purchase or be granted common stock of The

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--STOCK OPTIONS (CONTINUED)

Price Company and Costco Wholesale Corporation (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable upon vesting. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the merger, new grants of options have not been made under the Old Stock Option Plans.

    The Company applies Accounting Principles Board Opinion (APB) No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                  1999       1998       1997
                                                --------   --------   --------
Net income:
  As reported.................................  $397,298   $459,842   $312,197
  Pro forma...................................  $352,660   $438,053   $301,947
Net income per share (diluted):
  As reported.................................  $   1.73   $   2.03   $   1.47
  Pro forma...................................  $   1.54   $   1.93   $   1.42

    The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1999, 1998 and 1997 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk free interest rate...........................    5.09%      5.60%      6.40%
Expected life.....................................  7 years    7 years    7 years
Expected volatility...............................      37%        34%        34%
Expected dividend yield...........................       0%         0%         0%

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--STOCK OPTIONS (CONTINUED)

    Stock option transactions relating to the aggregate of the Old and New Stock Option Plans are summarized below (shares in thousands):

                                                     1999                  1998                  1997
                                              -------------------   -------------------   -------------------
                                               SHARES    PRICE(1)    SHARES    PRICE(1)    SHARES    PRICE(1)
                                              --------   --------   --------   --------   --------   --------
Under option at beginning of year...........   17,302     $27.03     17,321     $19.96     16,972     $17.14
Granted (2).................................    4,553      73.79      4,214      47.67      4,610      26.13
Exercised...................................   (3,262)     19.89     (3,996)     18.59     (4,077)     15.24
Cancelled...................................     (204)     36.68       (237)     19.81       (184)     18.37
                                               ------     ------     ------     ------     ------     ------
Under option at end of year.................   18,389     $39.77     17,302     $27.03     17,321     $19.96
                                               ======     ======     ======     ======     ======     ======

------------------------

(1) Weighted-average exercise price

(2) The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997, were $31.00, $19.71, and $11.47, respectively.

    The following table summarizes information regarding stock options outstanding at August 29, 1999:

                                                                                             OPTIONS
                                                          OPTIONS OUTSTANDING              EXERCISABLE
                                                   ---------------------------------   -------------------
                                                               REMAINING
                                                              CONTRACTUAL
RANGE OF PRICES                                     NUMBER      LIFE(1)     PRICE(1)    NUMBER    PRICE(1)
---------------                                    --------   -----------   --------   --------   --------
$ 9.88 - $25.50..................................    6,226        4.4        $17.22     4,100      $33.52
$26.63 - $45.75..................................    6,280        7.6         34.65     1,799       52.87
$46.63 - $89.94..................................    5,883        9.3         69.11       345       59.66
                                                    ------        ---        ------     -----      ------
                                                    18,389        7.1        $39.77     6,244      $42.37
                                                    ======        ===        ======     =====      ======

------------------------

(1) Weighted-average

    At August 30, 1998 and August 31, 1997, there were 5,926 and 7,118 options exercisable at weighted average exercise prices of $19.65 and $18.85, respectively.

NOTE 5--RETIREMENT PLANS

    The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have one year or more of service, except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee's salary.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--RETIREMENT PLANS (CONTINUED)

    California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. In June 1995, the Company also established a 401(k) plan for the California union employees. The plan currently allows pre-tax deferral against which the Company matches 50% of the first four hundred dollars of employee annual contributions.

    Amounts expensed under these plans were $85,974, $73,764, and $59,960 for fiscal 1999, 1998, and 1997, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under the SFAS No. 106 "Employer's Accounting for Post-retirement Benefits Other than Pensions."

NOTE 6--INCOME TAXES

    The provisions for income taxes for fiscal 1999, 1998, and 1997 are as follows:

                                                1999          1998          1997
                                              --------      --------      --------
Federal:
  Current...................................  $259,104      $214,788      $151,433
  Deferred..................................   (70,248)       (3,415)      (13,249)
                                              --------      --------      --------
    Total federal...........................   188,856       211,373       138,184
                                              --------      --------      --------

State:
  Current...................................    54,701        49,881        34,666
  Deferred..................................   (13,418)       (2,231)       (3,178)
                                              --------      --------      --------
    Total state.............................    41,283        47,650        31,488
                                              --------      --------      --------

Foreign:
  Current...................................    52,416        47,096        40,192
  Deferred..................................   (17,692)          442        (1,732)
                                              --------      --------      --------
    Total foreign...........................    34,724        47,538        38,460
                                              --------      --------      --------
    Total provision for income taxes........  $264,863(a)   $306,561      $208,132
                                              ========      ========      ========

------------------------

(a) Total provision for income taxes includes a provision on income before the cumulative effect of accounting change of $343,545 and a tax benefit of $78,682 resulting from the cumulative effect of accounting change.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES (CONTINUED)

    Reconciliation between the statutory tax rate and the effective rate for fiscal 1999, 1998, and 1997 is as follows:

                                               1999                  1998                  1997
                                         ----------------      ----------------      ----------------
Federal taxes at statutory rate........  $231,756   35.00%     $268,241   35.00%     $182,115   35.00%
State taxes, net.......................    28,870    4.36        33,722    4.40        22,374    4.30
Foreign taxes, net.....................    10,532    1.59         8,543    1.11         5,452    1.05
Other..................................    (6,295)  (0.95)       (3,945)  (0.51)       (1,809)   (.35)
                                         --------   -----      --------   -----      --------   -----
  Provision at effective tax rate......  $264,863   40.00%     $306,561   40.00%     $208,132   40.00%
                                         ========   =====      ========   =====      ========   =====

The components of the deferred tax assets and liabilities are as follows:

                                                   AUGUST 29, 1999    AUGUST 30, 1998
                                                   ----------------   ----------------
Accrued liabilities..............................      $118,912            $93,158
Deferred membership fees.........................        78,151                 --
Other............................................        15,589             14,010
                                                       --------            -------
  Total deferred tax assets......................       212,652            107,168
                                                       --------            -------
Property and equipment...........................        52,795             67,293
Merchandise inventories..........................        42,551             33,589
Other............................................        10,684              1,022
                                                       --------            -------
  Total deferred tax liabilities.................       106,030            101,904
                                                       --------            -------
Net deferred tax assets..........................      $106,622            $ 5,264
                                                       ========            =======

    The deferred tax accounts at August 29, 1999 and August 30, 1998 include current deferred income tax assets of $164,839 and $59,667, respectively, and non-current deferred income tax liabilities of $58,217 and $54,403, respectively. Current deferred income tax assets are included in other current assets.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of its operations.

NOTE 8--SEGMENT REPORTING

    In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--SEGMENT REPORTING (CONTINUED)

    The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

                                                                               OTHER
                                              UNITED STATES    CANADIAN    INTERNATIONAL
                                               OPERATIONS     OPERATIONS    OPERATIONS        TOTAL
                                              -------------   ----------   -------------   -----------
YEAR ENDED AUGUST 29, 1999
  Total revenue.............................   $22,404,026    $4,104,662     $947,343      $27,456,031
  Operating income (loss)...................       723,375       146,839      (10,087)         860,127
  Depreciation and amortization.............       177,661        32,559       14,591          224,811
  Capital expenditures......................       655,924        79,583       52,428          787,935
  Total assets..............................     5,984,537       992,943      527,521        7,505,001

YEAR ENDED AUGUST 30, 1998
  Total revenue.............................   $19,620,552    $4,030,766     $618,559      $24,269,877
  Operating income (loss)...................       648,429       142,807       (3,960)         787,276
  Depreciation and amortization.............       154,680        32,113        9,522          196,315
  Capital expenditures......................       448,173        55,373       68,358          571,904
  Total assets..............................     4,984,571       847,430      427,879        6,259,820

YEAR ENDED AUGUST 31, 1997
  Total revenue.............................   $17,544,247    $3,907,185     $422,972      $21,874,404
  Operating income (loss)...................       458,600       124,761       (2,649)         580,712
  Depreciation and amortization.............       144,506        30,874        6,379          181,759
  Capital expenditures......................       454,267        34,803       64,304          553,374
  Total assets..............................     4,224,668       851,103      400,543        5,476,314

NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 1999 and 1998.

                          COSTCO WHOLESALE CORPORATION

                   QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            52 WEEKS ENDED AUGUST 29, 1999
                                     -----------------------------------------------------------------------------
                                     FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER      TOTAL
                                       12 WEEKS         12 WEEKS        12 WEEKS         16 WEEKS       52 WEEKS
                                     -------------   --------------   -------------   --------------   -----------
REVENUE
  Net sales........................   $5,894,238       $6,484,445       $5,941,049      $8,656,721     $26,976,453
  Membership fees and other........      103,840          107,913          112,771         155,054         479,578
                                      ----------       ----------       ----------      ----------     -----------
    Total revenue..................    5,998,078        6,592,358        6,053,820       8,811,775      27,456,031
OPERATING EXPENSES
  Merchandise costs................    5,287,785        5,788,653        5,341,716       7,752,045      24,170,199
  Selling, general and
    administrative.................      518,990          543,565          528,158         747,485       2,338,198
  Preopening expenses..............       10,707            3,951            6,120          10,229          31,007
  Provision for impaired assets and
    warehouse closing costs........        2,000            3,000            1,500          50,000          56,500
                                      ----------       ----------       ----------      ----------     -----------
    Operating income...............      178,596          253,189          176,326         252,016         860,127
OTHER INCOME (EXPENSE)
  Interest expense.................      (10,912)         (10,995)         (10,524)        (13,096)        (45,527)
  Interest income and other........        6,039           11,192           10,659          16,376          44,266
                                      ----------       ----------       ----------      ----------     -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE...........................      173,723          253,386          176,461         255,296         858,866
  Provision for income taxes.......       69,489          101,354           70,584         102,118         343,545
                                      ----------       ----------       ----------      ----------     -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE................      104,234          152,032          105,877         153,178         515,321
  Cumulative effect of accounting
    change, net of tax benefit of
    $78,682........................     (118,023)              --               --              --        (118,023)
                                      ----------       ----------       ----------      ----------     -----------
NET INCOME.........................   $  (13,789)      $  152,032       $  105,877      $  153,178     $   397,298
                                      ==========       ==========       ==========      ==========     ===========
NET INCOME PER COMMON SHARE:
  Basic Earnings per share:
    Income before cumulative effect
      of accounting change.........   $     0.48       $     0.69       $     0.48      $     0.69     $      2.35
    Cumulative effect of accounting
      change, net of tax...........        (0.54)              --               --              --           (0.54)
                                      ----------       ----------       ----------      ----------     -----------
    Net Income.....................   $    (0.06)      $     0.69       $     0.48      $     0.69     $      1.81
                                      ==========       ==========       ==========      ==========     ===========
  Diluted earnings per share:
    Income before cumulative effect
      of accounting change.........   $     0.46       $     0.66       $     0.46      $     0.66     $      2.23
    Cumulative effect of accounting
      change, net of tax...........        (0.51)              --               --              --           (0.50)
                                      ----------       ----------       ----------      ----------     -----------
    Net Income.....................   $    (0.05)      $     0.66       $     0.46      $     0.66     $      1.73
                                      ==========       ==========       ==========      ==========     ===========
Shares used in calculation (000's):
  Basic............................      217,838          218,891          220,219         221,076         219,626
  Diluted..........................      233,387          235,227          236,785         236,480         235,560

                          COSTCO WHOLESALE CORPORATION

                   QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            52 WEEKS ENDED AUGUST 30, 1998
                                     -----------------------------------------------------------------------------
                                     FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER      TOTAL
                                       12 WEEKS         12 WEEKS        12 WEEKS         16 WEEKS       52 WEEKS
                                     -------------   --------------   -------------   --------------   -----------
REVENUE
  Net sales........................   $5,321,256       $5,697,098       $5,241,926      $7,570,100     $23,830,380
  Membership fees and other........      108,507           97,908           96,160         136,922         439,497
                                      ----------       ----------       ----------      ----------     -----------
    Total revenue..................    5,429,763        5,795,006        5,338,086       7,707,022      24,269,877

OPERATING EXPENSES
  Merchandise costs................    4,779,296        5,098,992        4,715,755       6,785,648      21,379,691
  Selling, general and
    administrative.................      470,711          478,732          466,987         653,470       2,069,900
  Preopening expenses..............        7,343            4,071            8,884           6,712          27,010
  Provision for impaired assets and
    warehouse closing costs........        2,000               --            1,500           2,500           6,000
                                      ----------       ----------       ----------      ----------     -----------
    Operating income...............      170,413          213,211          144,960         258,692         787,276

OTHER INCOME (EXPENSE)
  Interest expense.................      (10,923)         (10,965)         (10,477)        (15,170)        (47,535)
  Interest income and other........        3,720            7,743            7,562           7,637          26,662
                                      ----------       ----------       ----------      ----------     -----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES............................      163,210          209,989          142,045         251,159         766,403
  Provision for income taxes.......       65,284           83,996           56,818         100,463         306,561
                                      ----------       ----------       ----------      ----------     -----------
NET INCOME.........................   $   97,926       $  125,993       $   85,227      $  150,696     $   459,842
                                      ==========       ==========       ==========      ==========     ===========
NET INCOME PER COMMON SHARE:
  Basic............................   $     0.46       $     0.59       $     0.39      $     0.69     $      2.13
  Diluted..........................   $     0.44       $     0.56       $     0.38      $     0.66     $      2.03

Shares used in calculation (000's):
  Basic............................      213,833          214,590          215,913         217,142         215,506
  Diluted..........................      229,413          230,482          232,378         233,501         231,685

Pro forma amounts assuming
  accounting change had been in
  effect in fiscal 1998............
  Net Income.......................   $   87,966       $  123,586       $   84,730      $  148,169     $   444,451
                                      ==========       ==========       ==========      ==========     ===========
  Earnings per common
    share--basic...................   $     0.41       $     0.58       $     0.39      $     0.68     $      2.06
                                      ==========       ==========       ==========      ==========     ===========
  Earnings per common
    share--diluted.................   $     0.39       $     0.55       $     0.37      $     0.65     $      1.96
                                      ==========       ==========       ==========      ==========     ===========

                                 EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
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

        2.1.3           Amendment No. 1 to Agreement Concerning Transfer of Certain
                        Assets dated May 29, 1997(2)

        3.1             Amended and Restated Articles of Incorporation of Costco
                        Wholesale Corporation(3)

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

        4.3             Costco Wholesale Corporation Stock Certificate

       10.1.1           Costco Companies, Inc. 1993 Combined Stock Grant and Stock
                        Option Plan(1)

       10.1.2           Amendments to Stock Option Plan, 1995(9)

       10.1.3           Amendments to Stock Option Plan, 1997(10)

       10.2             Form of Indemnification Agreement(6)

       10.4             Restated Corporate Joint Venture Agreement between The Price
                        Company, Price Venture Mexico and Controladora Comercial
                        Mexicana S.A. de C.V. dated March 1995(7)

       10.5.1           A $250 million Short-Term Revolving Credit Agreement among
                        Price/Costco, Inc. and a group of twelve banks dated
                        January 31, 1994, as amended(8)

       10.5.2           A $250 million Extended Revolving Credit Agreement among
                        Price/Costco, Inc. and a group of twelve banks, dated
                        January 31, 1994, as amended(8)

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

 (3) Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

 (4) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K/A of Price/Costco, Inc. for the fiscal year ended August 29, 1993

 (5) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/ Costco, Inc. on Form S-3 (File No. 33-59403) dated
     May 17, 1995

 (6) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended August 28, 1994

 (7) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended September 1, 1996

 (8) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/Costco, Inc. for the quarterly period ended February 13, 1994

 (9) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended September 3, 1995

 (10) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

                                     [LOGO]