Form 10-Q
period 1999-11-21
COSTCO WHOLESALE CORP /NEW
filed 1999-12-20
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

 /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended November 21, 1999

                                       OR

 / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20355

                            ------------------------

                          COSTCO WHOLESALE CORPORATION

             (Exact name of registrant as specified in its charter)

          WASHINGTON                            91-1223280
 (State or other jurisdiction                (I.R.S. Employer
              of                           Identification No.)
incorporation or organization)

                       999 LAKE DRIVE, ISSAQUAH, WA 98027
                    (Address of principal executive office)
                                   (Zip Code)

      (Registrant's telephone number, including area code): (425) 313-8100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

           TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------        -----------------------------------------
       Common Stock $.01 Par Value                      The Nasdaq National Market

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The registrant had 222,312,104 common shares, par value $.01, outstanding at November 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1--FINANCIAL STATEMENTS................................      3

  Condensed Consolidated Balance Sheets.....................      9

  Condensed Consolidated Statements of Operations...........     10

  Condensed Consolidated Statements of Cash Flows...........     11

  Notes to Condensed Consolidated Financial Statements......     12

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................      3

                      PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS...................................      7

ITEM 2--CHANGES IN SECURITIES...............................      7

ITEM 3--DEFAULTS UPON SENIOR SECURITIES.....................      7

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................      7

ITEM 5--OTHER INFORMATION...................................      7

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K....................      7

  Exhibit (27) Financial Data Schedule

  Exhibit (28) Report of Independent Public Accountants.....     18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of November 21, 1999, and the condensed consolidated balance sheet as of August 29, 1999, unaudited condensed consolidated statements of operations and cash flows for the 12-week periods ended November 21, 1999 and November 22, 1998, are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2000 is a 53-week year with period 13 ending on September 3, 2000. The first, second, and third quarters consist of 12 weeks each and the fourth quarter consists of 17 weeks.

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

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1999 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 21, 1999 AND NOVEMBER 22, 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the first quarter of fiscal 2000 was $129,318, or $.56 per diluted share. Excluding the impact of a one-time accounting charge taken in last year's first quarter, net income for the first quarter of fiscal 1999 was $104,234, or $.46 per diluted share, resulting in year-over-year earnings and earnings per share increases of 24% and 22%, respectively. In last year's first quarter, the Company recorded a $118,023 non-cash, after-tax charge, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method, whereby membership fee income is recognized ratably over the one-year life of the membership. Including this one-time charge, the Company last year reported a loss of $13,789 or $.05 per diluted share for the first quarter of fiscal 1999.

    Net sales increased 16% to $6,824,197 during the first quarter of fiscal 2000, from $5,894,238 during the first quarter of fiscal 1999. This increase was due to opening a net of 14 new warehouses (19 opened, 5 closed) since the end of the first quarter of fiscal 1999 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 13% during the first quarter of fiscal 2000, reflecting new marketing and merchandising efforts, including the rollout of various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 15% to $119,315 or 1.75% of net sales in the first quarter of fiscal 2000 from $103,840 or 1.76% of net sales in the first quarter of fiscal 1999. Membership fees include new membership sign-ups at the new warehouses opened since the end of the first quarter of fiscal 1999. Membership fees in both fiscal years reflect the change from a cash to a deferred method of accounting for membership fees, beginning in the first quarter of fiscal 1999, whereby membership fee income is recognized ratably over the one-year life of the membership

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $703,996 or 10.32% of net sales in the first quarter of fiscal 2000 from $606,453 or 10.29% of net sales in the first quarter of fiscal 1999. The three basis point increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first quarter of fiscal 2000 and 1999 each included a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.74% during the first quarter of fiscal 2000 from 8.81% during the first quarter of fiscal 1999. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses.

    Preopening expenses totaled $10,334 or 0.15% of net sales during the first quarter of fiscal 2000 compared to $10,707 or 0.18% of net sales during the first quarter of fiscal 1999. Six warehouses were opened in the first quarter of fiscal 2000 compared to eight warehouses (including two relocated warehouses) opened during last year's first quarter. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    A provision for warehouse closing costs of $1,000 was recorded in the first quarter of fiscal 2000 compared to $2,000 in the first quarter of fiscal 1999. The provisions include estimated closing costs for warehouses being relocated to new facilities during the fiscal year.

    Interest expense totaled $10,397 in the first quarter of fiscal 2000 compared to $10,912 in the first quarter of fiscal 1999. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest related to construction and remodel projects.

    Interest income and other totaled $10,667 in the first quarter of fiscal 2000 compared to $6,039 in the first quarter of fiscal 1999. The increase primarily reflects interest earned on higher balances of cash and cash equivalents and short-term investments during the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999.

    The effective income tax rate on earnings in the first quarter of both fiscal 2000 and 1999 was 40%.

    LIQUIDITY AND CAPITAL RESOURCES
    (DOLLARS IN THOUSANDS)

    EXPANSION PLANS

    Costco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion either directly or through investments in foreign subsidiaries and joint ventures.

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $800,000 to $950,000 during fiscal 2000 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $716,003 at November 21, 1999), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 2000 are to open approximately 20 to 25 new warehouse clubs, including four to six relocations of existing warehouses to larger and better-located facilities. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom through its 60%-owned subsidiary and an additional unit in Taiwan through its 55%-owned subsidiary during the next year. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of November 21, 1999, Price Club Mexico operated 17 warehouses in Mexico and plans to open two new warehouse clubs during fiscal 2000.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS
    (ALL AMOUNTS STATED IN US DOLLARS)

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At November 21, 1999, no amounts were outstanding under the loan facility or the commercial paper program. The Company expects to renew for an additional one-year term the $175,000 portion of the loan facility expiring on January 24, 2000, at substantially the same terms.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, of which $57,000 expires in March 2000, and $37,000 expires in March 2001. At November 21, 1999, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $57,000 portion of the loan facility expiring on March, 2000, at substantially the same terms.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $294,000. The outstanding commitments under these facilities at November 21, 1999, totaled approximately $119,000, including approximately $44,800 in standby letters of credit.

    DERIVATIVES

    The Company uses derivative financial instruments only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 12 weeks of fiscal 2000 were not material to the Company's results of operations or its financial position.

    Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% senior notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate.

    YEAR 2000

    The Company uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. Like most automated companies, Costco has been addressing the Year 2000 challenge to make sure all of its systems are Year 2000 compliant and fully operational prior to the year 2000 and on into the 21(st) Century. As far back as the early 1990's, the Company began taking initial measures to ensure that its systems would function in the year 2000 and beyond, and in 1997 began a formal review of each of its applications to determine the Year 2000 compliance of its date-sensitive systems and equipment. This included assessments of both information technology, such as point-of-sale computer systems and financial software applications, as well as non-information technology equipment, including critical facilities systems, such as security systems, energy management systems, warehouse refrigeration, etc.

    As of November 21, 1999, the Company has substantially completed the necessary remediation and testing of virtually all key systems, and believes that the Year 2000 issues will not present any significant operational problems. Total costs related to the Year 2000 effort are estimated to be less than $7,500, of which the Company has incurred approximately 95% through November 21, 1999. While it is possible that the remaining systems currently being implemented, reviewed and/or tested may produce an unexpected cost increase, the Company does not believe it would add materially to the current estimated cost.

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

    FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $442,000 at November 21, 1999, compared to $450,000 at August 29, 1999. Working capital was positively affected by a $19,000 increase in cash and cash equivalents and short-term investments, an increase in net inventory levels (inventories less accounts payable) of $24,000, an increase in receivables of $8,000 and an increase in other current assets of $29,000, which increases were largely offset by an increase in deferred membership income of $19,000 (the result of accounting for membership fees on a deferred basis), and an increase in tax accruals and other current liabilities of $69,000.

    Net cash provided by operating activities totaled $240,011 in the first 12 weeks of fiscal 2000 compared to $159,426 in the first 12 weeks of fiscal 1999. The year-over-year increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash cumulative effect of accounting change in fiscal 1999, and an increase in the percentage of inventory financed through accounts payable, during the first 12 weeks of fiscal 2000 compared to the first 12 weeks of fiscal 1999, offset by a reduction in the change in net receivables, other current assets and accrued and other current liabilities.

    Net cash used in investing activities totaled $139,040 in the first 12 weeks of fiscal 2000 compared to $171,893 in the first 12 weeks of fiscal 1999. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $238,471 and $182,566 in the first 12 weeks of fiscal 2000 and 1999, respectively. The Company opened six warehouses in the first 12 weeks of fiscal 2000 and has plans to open 20 to 23 new warehouses (including four to six relocations) during the remainder of the fiscal year compared to 21 new warehouses (including seven relocations) opened during fiscal 1999. Net cash used in investing activities also reflects a decrease in short-term investments of $91,874 since the beginning of fiscal year 2000.

    Net cash provided by financing activities totaled $7,246 in the first 12 weeks of fiscal 2000 compared to $29,915 in the first 12 weeks of fiscal 1999. This decrease is primarily attributable to a decrease in bank checks outstanding.

    The Company's balance sheet as of November 21, 1999 reflects a $743,045 or 10% increase in total assets since August 29, 1999. The increase is primarily due to increases in merchandise inventory and property and equipment primarily related to the Company's expansion program.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting is scheduled for 10:00 a.m. on January 27, 2000 at the Doubletree Hotel, 300--112(th) Ave SE, in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to shareholders prior to the meeting.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

       (27) Financial Data Schedule

       (28) Report of Independent Public Accountants

    (b) Current reports on Form 8-K filed on August 30, 1999 and December 9,
       1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Costco Wholesale Corporation

                                          REGISTRANT

Date: December 17, 1999                                     /s/ JAMES D. SINEGAL
                                               ---------------------------------------------
                                                              James D. Sinegal
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 17, 1999                                    /s/ RICHARD A. GALANTI
                                               ---------------------------------------------
                                                             Richard A. Galanti
                                                         EXECUTIVE VICE PRESIDENT,
                                                          CHIEF FINANCIAL OFFICER

                          COSTCO WHOLESALE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                              NOVEMBER 21,   AUGUST 29,
                                                                  1999          1999
                                                              ------------   -----------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   550,917    $   440,586
  Short-term investments....................................      165,086        256,688
  Receivables, net..........................................      176,889        168,648
  Merchandise inventories, net..............................    2,706,103      2,210,475
  Other current assets......................................      268,822        239,516
                                                              -----------    -----------
    Total current assets....................................    3,867,817      3,315,913
                                                              -----------    -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,315,815      1,264,125
  Buildings and leasehold and land improvements.............    2,605,572      2,444,640
  Equipment and fixtures....................................    1,189,099      1,138,568
  Construction in progress..................................      159,869        176,824
                                                              -----------    -----------
                                                                5,270,355      5,024,157
  Less-accumulated depreciation and amortization............   (1,167,430)    (1,117,269)
                                                              -----------    -----------
    Net property and equipment..............................    4,102,925      3,906,888
                                                              -----------    -----------
OTHER ASSETS................................................      277,304        282,200
                                                              -----------    -----------
                                                              $ 8,248,046    $ 7,505,001
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 2,384,571    $ 1,912,632
  Accrued salaries and benefits.............................      412,627        414,276
  Accrued sales and other taxes.............................      139,687        122,932
  Deferred membership income................................      245,074        225,903
  Other current liabilities.................................      244,228        190,490
                                                              -----------    -----------
    Total current liabilities...............................    3,426,187      2,866,233
LONG-TERM DEBT..............................................      921,175        918,888
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       69,532         66,990
                                                              -----------    -----------
    Total liabilities.......................................    4,416,894      3,852,111
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      128,276        120,780
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 100,000,000 shares
    authorized; no shares issued and outstanding............           --             --
  Common stock $.01 par value; 900,000,000 shares
    authorized; 222,174,000 and 221,368,000 shares issued
    and outstanding.........................................        2,222          2,214
  Additional paid-in capital................................      979,852        952,758
  Other accumulated comprehensive loss......................     (103,738)      (118,084)
  Retained earnings.........................................    2,824,540      2,695,222
                                                              -----------    -----------
    Total stockholders' equity..............................    3,702,876      3,532,110
                                                              -----------    -----------
                                                              $ 8,248,046    $ 7,505,001
                                                              ===========    ===========

      The accompanying notes are an integral part of these balance sheets

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    12 WEEKS ENDED
                                                              ---------------------------
                                                              NOVEMBER 21,   NOVEMBER 22,
                                                                  1999           1998
                                                              ------------   ------------
REVENUE
Net sales...................................................   $6,824,197     $5,894,238
Membership fees and other...................................      119,315        103,840
                                                               ----------     ----------
  Total revenue.............................................    6,943,512      5,998,078
OPERATING EXPENSES
Merchandise costs...........................................    6,120,201      5,287,785
Selling, general and administrative.........................      596,717        518,990
Preopening expenses.........................................       10,334         10,707
Provision for impaired assets and warehouse closing costs...        1,000          2,000
                                                               ----------     ----------
  Operating income..........................................      215,260        178,596
OTHER INCOME (EXPENSE)
Interest expense............................................      (10,397)       (10,912)
Interest income and other...................................       10,667          6,039
                                                               ----------     ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................................      215,530        173,723
Provision for income taxes..................................       86,212         69,489
                                                               ----------     ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      129,318        104,234
Cumulative effect of accounting change, net of tax..........           --       (118,023)
                                                               ----------     ----------
NET INCOME (LOSS)...........................................   $  129,318     $  (13,789)
                                                               ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of accounting change....   $      .58     $      .48
    Cumulative effect of accounting change, net of tax......           --           (.54)
                                                               ----------     ----------
    Net Income (Loss).......................................   $      .58     $     (.06)
                                                               ==========     ==========
  Diluted earnings per share:
    Income before cumulative effect of accounting change....   $      .56     $      .46
    Cumulative effect of accounting change, net of tax......           --           (.51)
                                                               ----------     ----------
    Net Income (Loss).......................................   $      .56     $     (.05)
                                                               ==========     ==========
Shares used in calculation (000's)
  Basic.....................................................      221,650        217,838
  Diluted...................................................      236,707        233,387

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    12 WEEKS ENDED
                                                              ---------------------------
                                                              NOVEMBER 21,   NOVEMBER 22,
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................    $ 129,318      $ (13,789)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................       55,861         47,762
    Accretion of discount on zero coupon notes..............        3,718          3,793
    Cumulative effect of accounting change, net of tax......           --        118,023
    Change in receivables, other current assets, accrued and
      other current liabilities.............................       60,859         89,236
    Increase in merchandise inventories.....................     (487,573)      (515,840)
    Increase in accounts payable............................      480,511        433,130
    Other...................................................       (2,683)        (2,889)
                                                                ---------      ---------
      Total adjustments.....................................      110,693        173,215
                                                                ---------      ---------
    Net cash provided by operating activities...............      240,011        159,426
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................     (238,471)      (182,566)
  Proceeds from the sale of property and equipment..........       12,919         13,801
  Change in short-term investments..........................       91,874         (1,104)
  Other.....................................................       (5,362)        (2,024)
                                                                ---------      ---------
    Net cash used in investing activities...................     (139,040)      (171,893)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from long-term borrowings....................          253          1,610
  Repayments of long-term debt..............................       (2,752)        (2,374)
  Changes in bank checks outstanding........................      (14,146)        18,647
  Proceeds from minority interests..........................        7,272            902
  Exercise of stock options.................................       16,619         11,130
                                                                ---------      ---------
    Net cash provided by financing activities...............        7,246         29,915
                                                                ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        2,114          2,342
                                                                ---------      ---------
  Net increase in cash and cash equivalents.................      110,331         19,790
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      440,586        361,974
                                                                ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 550,917      $ 381,764
                                                                =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amounts capitalized).....................    $   1,679      $   1,335
  Income taxes..............................................       34,546         18,968

   The accompanying notes are an integral part of these financial statements

                          COSTCO WHOLESALE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended August 29, 1999.

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

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 21, 1999, Costco operated 298 warehouse clubs: 226 in the United States; 59 in Canada; seven in the United Kingdom; three in Korea; two in Taiwan; and one in Japan. As of November 21, 1999, the Company also operated (through a 50%-owned joint venture) 17 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

    The Company's investment in the Price Club Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

    FISCAL YEARS

    The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31(st). Fiscal year 2000 is a 53-week year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending September 3, 2000, consisting of 17 weeks. Fiscal year 1999 was a 52-week year.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    SHORT-TERM INVESTMENTS

    At November 21, 1999 and August 29, 1999 short term investments consisted of the following:

                                                NOVEMBER 21, 1999   AUGUST 29, 1999
                                                -----------------   ---------------
Municipal securities..........................      $ 48,805           $ 97,966
Corporate notes and bonds.....................        96,751             89,872
U.S. Treasury/Agency securities...............         2,016             43,699
Certificates of deposit.......................        17,514             24,841
Other.........................................            --                310
                                                    --------           --------
  Total short-term investments................      $165,086           $256,688
                                                    ========           ========

    The Company's short-term investments have been designated as being available-for-sale. The fair market value of short-term investments approximates their carrying value and unrealized holding gains and losses were not significant at November 21, 1999 or August 29, 1999. Realized gains and losses are included in interest income and were not significant in the first quarter of fiscal 2000 or 1999.

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $4,274 and $4,582 at November 21, 1999 and August 29, 1999.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $13,650 at November 21, 1999 and $12,150 at August 29, 1999. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

    ACCOUNTS PAYABLE

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in Accounts Payable are $7,116 and $21,081 at November 21, 1999 and August 29, 1999, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis" to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.51 per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999.

    WAREHOUSE CLOSING COSTS

    The Company recorded a charge of $30,865 for warehouse and other facility closing costs in fiscal 1999. In the first quarter of fiscal 2000, the Company recorded an additional charge of $1,000 net warehouse closing costs. At
November 21, 1999 the reserve for warehouse closing costs was $22,700, primarily representing future lease obligations. Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities.

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

                                                         12 WEEKS ENDED
                                              -------------------------------------
                                              NOVEMBER 21, 1999   NOVEMBER 22, 1999
                                              -----------------   -----------------
Net income available to common stockholders
  used in basic EPS.........................      $129,318            $(13,789)
Interest on convertible bonds, net of tax...         2,276               2,276
                                                  --------            --------
Net income/(loss) available to common
  stockholders after assumed conversions of
  dilutive securities.......................      $131,594            $(11,513)
                                                  --------            --------
Weighted average number of common shares
  used in basic EPS (000's).................       221,650             217,838
Stock options (000's).......................         5,383               5,330
Conversion of convertible bonds (000's).....         9,674              10,219
                                                  --------            --------
Weighted number of common shares and
  dilutive potential common stock used in
  diluted EPS (000's).......................       236,707             233,387
                                                  --------            --------

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DERIVATIVES

    The Company uses derivative financial instruments only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 12 weeks of fiscal 2000 were not material to the Company's results of operations or its financial position.

    Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% senior notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 for the Company to the beginning of its fiscal 2001. Presently, the Company believes that SFAS No. 133 would not have a material impact on its results of operations or financial position.

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

NOTE (2)--COMPREHENSIVE INCOME

    Effective with the first quarter of fiscal 1999 the Company adopted SFAS
No. 130, "Reporting Comprehensive Income", which requires companies to report by major components and in total, the change in equity (net assets) during the period from non-owner sources. Consolidated comprehensive income is as follows:

                                                         12 WEEKS ENDED
                                              -------------------------------------
                                              NOVEMBER 21, 1999   NOVEMBER 22, 1998
                                              -----------------   -----------------
Net income (loss)...........................      $129,318            $(13,789)
Other comprehensive income (expense):
  Foreign currency translation..............        14,346              17,148
  Income tax expense........................        (5,738)             (6,859)
                                                  --------            --------
    Other comprehensive income (expense),
      net of income taxes...................         8,608              10,289
                                                  --------            --------
Comprehensive income (loss).................      $137,926            $ (3,500)
                                                  ========            ========

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (3)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of nine banks, of which $175,000 expires on January 24, 2000, and $250,000 expires on January 30, 2001. At November 21, 1999 no amount was outstanding under the loan facility or the commercial paper program. The Company expects to renew for an additional one-year term the $175,000 portion of the loan facility expiring on January 24, 2000, at substantially the same terms.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, of which $57,000 expires in March 2000, and $37,000 expires in March 2001. At November 21 1999, no amount was outstanding under the bank credit facility or the Canadian commercial paper program. The Company expects to renew for an additional one-year term the $57,000 portion of the loan facility expiring on March, 2000, at substantially the same terms.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company also has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $294,200 The outstanding commitments under these facilities at November 21, 1999 totaled approximately $119,900, including $44,800 in standby letters of credit.

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone of in the aggregate, will have a material adverse effect on the Company's financial position or results in operations.

NOTE (5)--SEGMENT REPORTING

    The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan; through majority-owned subsidiaries in the United Kingdom, Taiwan

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (5)--SEGMENT REPORTING (CONTINUED)

and Korea; and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

                                                                               OTHER
                                              UNITED STATES    CANADIAN    INTERNATIONAL
                                               OPERATIONS     OPERATIONS    OPERATIONS        TOTAL
                                              -------------   ----------   -------------   -----------
QUARTER ENDED NOVEMBER 21, 1999
  Total revenue.............................   $ 5,609,934    $1,049,367     $284,211      $ 6,943,512
  Operating income (loss)...................       175,139        41,948       (1,827)         215,260
  Depreciation and amortization.............        43,397         7,941        4,523           55,861
  Capital expenditures......................       202,139        16,273       20,059          238,471
  Total assets..............................     6,570,047     1,107,430      570,569        8,248,046

QUARTER ENDED NOVEMBER 22, 1998
  Total revenue.............................   $ 4,865,728    $  928,896     $203,454      $ 5,998,078
  Operating income (loss)...................       142,919        36,337         (660)         178,596
  Depreciation and amortization.............        37,341         6,974        3,447           47,762
  Capital expenditures......................       145,264        29,995        7,307          182,566
  Total assets..............................     5,641,156       946,820      456,501        7,044,477

YEAR ENDED AUGUST 29, 1999
  Total revenue.............................   $22,404,026    $4,104,662     $947,343      $27,456,031
  Operating income (loss)...................       723,375       146,839      (10,087)         860,127
  Depreciation and amortization.............       177,661        32,559       14,591          224,811
  Capital expenditures......................       655,924        79,583       52,428          787,935
  Total assets..............................     5,984,537       992,943      527,521        7,505,001

NOTE (6)--SUBSEQUENT EVENT

    On December 9, 1999, the Company announced that it's Board of Directors approved a 2-for-1 split of its common stock. Shareholders will receive one additional share of common stock for every share held on the record date of December 24, 1999. Additional shares will be mailed or delivered on or about January 13, 2000, by the Company's transfer agent, ChaseMellon Shareholder Services. The common stock will begin trading at a post-split price on January 14, 2000.

                                     [LOGO]