Form 10-Q
period 2000-02-13
COSTCO WHOLESALE CORP /NEW
filed 2000-03-14
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

 /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended February 13, 2000

                                       OR

 / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20355

                            ------------------------

                          COSTCO WHOLESALE CORPORATION

             (Exact name of registrant as specified in its charter)

          WASHINGTON                            91-1223280
 (State or other jurisdiction                (I.R.S.Employer
              of                           Identification No.)
incorporation or organization)

                       999 LAKE DRIVE, ISSAQUAH, WA 98027
                    (Address of principal executive office)
                                   (Zip Code)

      (Registrant's telephone number, including area code): (425) 313-8100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

           TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------        -----------------------------------------
      Common Stock $.005 Par Value                      The Nasdaq National Market

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The registrant had 446,760,866 common shares, par value $.005, outstanding at March 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1--FINANCIAL STATEMENTS................................      3

  Condensed Consolidated Balance Sheets.....................     10

  Condensed Consolidated Statements of Operations...........     11

  Condensed Consolidated Statements of Cash Flows...........     12

  Notes to Condensed Consolidated Financial Statements......     13

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................      3

                      PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS...................................      8

ITEM 2--CHANGES IN SECURITIES...............................      8

ITEM 3--DEFAULTS UPON SENIOR SECURITIES.....................      8

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................      8

ITEM 5--OTHER INFORMATION...................................      9

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K....................      9

  Exhibit (3.2) Bylaws of Costco Wholesale Corporation

  Exhibit (27) Financial Data Schedule

  Exhibit (28) Report of Independent Public Accountants.....     19

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of February 13, 2000, and the condensed consolidated balance sheet as of August 29, 1999, unaudited condensed consolidated statements of operations and cash flows for the 12- and 24-week periods ended February 13, 2000 and February 14, 1999 are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2000 is a 53-week year ending on September 3, 2000. The first, second, and third quarters consist of 12 weeks each and the fourth quarter consists of 17 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the company expects, or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors and other risks identified from time to time in the Company's reports filed with the SEC.

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 1999 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

    The Company's Board of Directors approved a 2-for-1 stock split of Costco Common Stock whereby shareholders received one additional share of common stock for every share held on the record date of December 24, 1999. The common stock began trading at a post-split price on January 14, 2000, and all per share data reflects this 2-for-1 stock split.

    COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 13, 2000 AND FEBRUARY 14, 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the second quarter of fiscal 2000 increased 19% to $181,608, or $0.39 per diluted share, from $152,032, or $0.33 per diluted share, during the second quarter of fiscal 1999.

    Net sales increased 17% to $7,613,601 during the second quarter of fiscal 2000, from $6,484,445 during the second quarter of fiscal 1999. This increase was due to opening a net of 18 new warehouses (24 opened, 6 closed) since the end of the second quarter of fiscal 1999 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 14% during the second quarter of fiscal 2000, reflecting new marketing and merchandising efforts, including the rollout of various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 14% to $123,386 or 1.62% of net sales in the second quarter of fiscal 2000 from $107,913 or 1.66% of net sales in the second quarter of fiscal 1999. Membership fees include new membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1999. Membership fees in both fiscal years reflect the change from a cash to a deferred method of accounting for membership fees, beginning in the first quarter of fiscal 1999, whereby membership fee income is recognized ratably over the one-year life of the membership.

    Gross margin (defined as net sales minus merchandise costs) increased 18% to $821,234 or 10.79% of net sales in the second quarter of fiscal 2000 from $695,792 or 10.73% of net sales in the second quarter of fiscal 1999.The increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarter of fiscal 2000 includes a $2,500 LIFO provision compared to a $3,500 LIFO provision in the second quarter of fiscal 1999.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.36% during the second quarter of fiscal 2000 from 8.38% during the second quarter of fiscal 1999. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion; continued expansion and rollout of certain ancillary businesses; the opening of a new regional buying office and the increase in credit card discount fees associated with the rollout of a new co-branded credit card program.

    Preopening expenses totaled $8,108 or .11% of net sales during the second quarter of fiscal 2000 compared to $3,951 or 0.06% of net sales during the second quarter of fiscal 1999. Six warehouses were opened in the second quarter of fiscal 2000 compared to one warehouse opened during last year's second quarter. Additionally, the opening of a Southeast Regional Office to strengthen the administrative support of the region contributed to this increase. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    A provision for warehouse closing costs of $1,500 was recorded in the second quarter of fiscal 2000 compared to $3,000 in the second quarter of fiscal 1999. The provisions include actual and estimated closing costs for warehouses being relocated to new facilities during the fiscal year.

    Interest expense totaled $10,576 in the second quarter of fiscal 2000 compared to $10,995 in the second quarter of fiscal 1999. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to a decrease in the interest rate related to the 7 1/8% Senior Notes, due to entering into a "fix-to-floating" interest rate swap agreement on December 10, 1999 that effectively converted the fixed rate of 7 1/8% to a floating rate indexed to the thirty day commercial paper rate.

    Interest income and other totaled $14,983 in the second quarter of fiscal 2000 compared to $11,192 in the second quarter of fiscal 1999. The increase primarily reflects higher rates of interest earned on higher balances of cash and cash equivalents and short-term investments during the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999.

    The effective income tax rate on earnings in the second quarter of both fiscal 2000 and 1999 was 40%.

    COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 13, 2000 AND FEBRUARY 14, 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first half of fiscal 2000 reflect net income of $310,926, or $0.66 per diluted share, compared to net income of $138,243, or $0.30 per diluted share during the first half of fiscal 1999. Net income in the first half of fiscal 1999 included a $118,023 non-cash, after-tax charge, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method. Before the impact of this non-cash charge, net earnings were $256,266, or $.55 per diluted share.

    Net sales increased 17% to $14,437,798 during the first half of fiscal 2000 from $12,378,683 during the first half of fiscal 1999. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 18 warehouses (24 opened, 6 closed) since the end of the second quarter of fiscal 1999. Comparable sales, that is sales in warehouses open for at least a year, increased 13 percent during the first half of fiscal 2000, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $242,701 or 1.68% of net sales in the first half of fiscal 2000 from $211,753 or 1.71% of net sales in the first half of fiscal 1999. Membership fees include new membership sign-ups at the new warehouses opened since the end of the second quarter of fiscal 1999.

    Gross margin (defined as net sales minus merchandise costs) increased 17% to $1,525,230 or 10.56% of net sales in the first half of fiscal 2000 from $1,302,245 or 10.52% of net sales in the first half of fiscal 1999. The increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 2000 includes a $5,000 LIFO provision compared to a $6,000 LIFO provision in the first half of fiscal 1999.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.54% during the first half of fiscal 2000 from 8.58% during the first half of fiscal 1999. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses; the opening of a new regional buying office and the increase in credit card discount fees associated with the rollout of a new co-branded credit card program.

    Preopening expenses totaled $18,442 or 0.13% of net sales during the first half of fiscal 2000 compared to $14,658 or 0.12% of net sales during the first half of fiscal 1999. Twelve warehouses were opened in the first half of fiscal 2000 (including 1 relocated warehouses) compared to nine new locations during the last year's first half (including two relocated warehouses). Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    In the first half of fiscal 2000, the Company recorded a pre-tax provision for warehouse closing costs of $2,500 compared to a pre-tax provision for warehouse closing costs of $5,000 in the first half of fiscal 1999. The provisions included closing costs for warehouses closed in each respective fiscal year, including exit costs associated with warehouses which were or are being relocated to new facilities. There was one relocation in the first half of fiscal 2000 compared to two relocations in the first half of fiscal 1999.

    Interest expense totaled $20,973 in the first half of fiscal 2000 compared to $21,907 in the first half of fiscal 1999. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to a decrease in the interest rate related to the 7 1/8% Senior Notes, due to entering into a "fix-to-floating" interest rate swap agreement on December 10, 1999 that effectively converted the fixed rate of 7 1/8% to a floating rate indexed to the thirty day commercial paper rate.

    Interest income and other totaled $25,650 in the first half of fiscal 2000 compared to $17,231 in the first half of fiscal 1999. The increase primarily reflects higher interest rates earned on higher balances of cash and cash equivalents and short-term investments during the first half of fiscal 1999, as compared to the year-earlier first half.

    The effective income tax rate on earnings in the first half of both fiscal 2000 and 1999 was 40.0%.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $800,000 to $950,000 during fiscal 2000 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $663,502 at February 13, 2000), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 2000 are to open approximately 20 to 25 new warehouse clubs, including three to five relocations of existing warehouses to larger and better-located facilities. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom through its 60%-owned subsidiary and an additional unit in Taiwan through its 55%-owned subsidiary during the year. Through the end of the first half of fiscal 2000, the Company opened 12 new warehouses (including one relocation). Expansion plans for the remainder of fiscal 2000 include 10 to 14 new openings in the U.S. and Canada (including two to four relocations) and two to three warehouses in the United Kingdom. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of February 13, 2000, Price Club Mexico operated 17 warehouses in Mexico and plans to open two new warehouse clubs during fiscal 2000.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN US DOLLARS)

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of 11 banks, which expires in January, 2001. At February 13, 2000 no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $138,000 commercial paper program supported by a $97,000 bank credit facility with three Canadian banks, which expires in March 2001. At February 13, 2000 no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $522,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $287,000. The outstanding commitments under these facilities at February 13, 2000 totaled approximately $122,000, including approximately $45,000 in standby letters of credit.

    DERIVATIVES

    The Company uses derivative financial instruments only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 24 weeks of fiscal 2000 were not material to the Company's results of operations or its financial position.

    Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300 million 7 1/8% senior notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate.

    YEAR 2000

    The Company implemented a project to ensure that its systems were year 2000 compliant and fully operational prior to the year 2000 and on into the 21(st) Century. Virtually all systems--including information technology systems and non-information technology equipment--have worked properly in the year 2000 without any significant operational difficulties. In addition, the Company has not experienced any material year 2000-related problems with its significant suppliers with which its systems interface or exchange data. The total costs related to the year 2000 efforts were approximately $7,500--in line with prior estimates and were fully expensed as incurred during the relevant fiscal periods.

    FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $447,000 at February 13, 2000 compared to $450,000 at August 29, 1999. Working capital was positively affected by an increase in net inventory levels (inventories less accounts payable) of $73,000, an increase in receivables of $18,000 and an increase in other current assets of $59,000, which increases were offset by a decrease in cash and cash equivalents and short-term investments of $34,000, an increase in deferred membership income of $29,000 (the result of accounting for membership fees on a deferred basis), and an increase in tax accruals and other current liabilities of $90,000.

    Net cash provided by operating activities totaled $408,453 in the first half of fiscal 2000 and $424,294 in the first half of fiscal 1999. The year-over-year decrease in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash cumulative effect of accounting change in fiscal 1999, during the first 24 weeks of fiscal 2000 compared to the first 24 weeks of fiscal 1999, offset by a reduction in the change in net receivables, other current assets and accrued and other current liabilities.

    Net cash used in investing activities totaled $397,418 in the first half of fiscal 2000 compared to $571,942 in the first half of fiscal 1999. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $515,118 and $367,075 in the first 24 weeks of fiscal 2000 and 1999, respectively. The Company opened 12 warehouses (including one relocation) in the first 24 weeks of fiscal 2000 and has plans to open 15 to 17 new warehouses (including two to four relocations) during the remainder of the fiscal year compared to 21 new warehouses (including seven relocations) opened during fiscal 1999. Net cash used in investing activities also reflects a decrease in short-term investments of $103,587 since the beginning of fiscal year 2000 compared to an increase of $228,361 in the first half of fiscal 1999.

    Net cash provided by financing activities totaled $53,745 in the first half of fiscal 2000 compared to $106,543 in the first half of fiscal 1999. This decrease is primarily attributable to a decrease in bank checks outstanding.

    The Company's balance sheet as of February 13, 2000 reflects a $603,345 or 8% increase in total assets since August 29, 1999. The increase is primarily due to increases in merchandise inventory and property and equipment primarily related to the Company's expansion program.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on January 27, 2000 at the Doubletree Hotel in Bellevue, Washington. Stockholders of record at the close of business on December 10, 1999 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, December 10, 1999, there were 222,387,354 shares outstanding. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained votes as noted below. The number of shares voted does not reflect the 2-for-1 stock split, which was approved by the Company's Board of Directors for shareholders of record on December 24, 1999, because the date of record for those entitled to vote preceded the stock split record date.

    (1) To elect three Class I directors to hold office until the 2003 Annual Meeting of Stockholders and until their successors are elected and qualified.

                    TOTAL SHARES       FOR        AGAINST    WITHHELD AUTHORITY AND
                     VOTED/(%)      VOTES/(%)    VOTES/(%)    ABSTAINED VOTES/(%)
                    ------------   -----------   ---------   ----------------------
Jeffrey H. Brotman  175,087,870    172,259,356        --           2,828,514
(Class I)                 78.73%         98.38%       --                1.62%
Richard A. Galanti  175,087,870    172,241,114        --           2,846,756
(Class I)                 78.73%         98.37%       --                1.63%
James D. Sinegal    175,087,870    172,255,855        --           2,832,015
(Class I)                 78.73%         98.38%       --                1.62%

    (2) To consider and approve indemnity agreements to be entered into between the Company and each of its directors and certain of its executive officers.

                    TOTAL SHARES       FOR         AGAINST     WITHHELD AUTHORITY AND
                     VOTED/(%)      VOTES/(%)     VOTES/(%)     ABSTAINED VOTES/(%)
                    ------------   -----------   -----------   ----------------------
                    175,087,870    133,658,428    40,476,052           953,390
                          78.73%         76.34%        23.12%              .54%

    (3) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                    TOTAL SHARES       FOR         AGAINST     WITHHELD AUTHORITY AND
                     VOTED/(%)      VOTES/(%)     VOTES/(%)     ABSTAINED VOTES/(%)
                    ------------   -----------   -----------   ----------------------
                    175,087,870    173,303,280       103,106         1,681,484
                          78.73%         98.98%          .06%              .96%

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein or incorporated by reference:

           (3.2) Bylaws of Costco Wholesale Corporation

           (27)  Financial Data Schedule

           (28)  Report of Independent Public Accountants

    (b) Current report on Form 8-K filed December 9, 1999.

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

                                          Costco Wholesale Corporation

                                          REGISTRANT

Date: March 10, 2000                                        /s/ JAMES D. SINEGAL
                                               ---------------------------------------------
                                                              James D. Sinegal
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 10, 2000                                       /s/ RICHARD A. GALANTI
                                               ---------------------------------------------
                                                             Richard A. Galanti
                                                         EXECUTIVE VICE PRESIDENT,
                                                          CHIEF FINANCIAL OFFICER

                          COSTCO WHOLESALE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                              FEBRUARY 13,   AUGUST 29,
                                                                  2000          1999
                                                              ------------   -----------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   510,027    $   440,586
  Short-term investments....................................      153,475        256,688
  Receivables, net..........................................      186,491        168,648
  Merchandise inventories, net..............................    2,347,621      2,210,475
  Other current assets......................................      298,289        239,516
                                                              -----------    -----------
    Total current assets....................................    3,495,903      3,315,913
                                                              -----------    -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,442,075      1,264,125
  Buildings and leasehold and land improvements.............    2,733,609      2,444,640
  Equipment and fixtures....................................    1,230,888      1,138,568
  Construction in progress..................................      122,638        176,824
                                                              -----------    -----------
                                                                5,529,210      5,024,157
  Less-accumulated depreciation and amortization............   (1,213,436)    (1,117,269)
                                                              -----------    -----------
    Net property and equipment..............................    4,315,774      3,906,888
                                                              -----------    -----------
OTHER ASSETS................................................      296,669        282,200
                                                              -----------    -----------
                                                              $ 8,108,346    $ 7,505,001
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 1,976,294    $ 1,912,632
  Accrued salaries and benefits.............................      431,989        414,276
  Accrued sales and other taxes.............................      136,367        122,932
  Deferred membership income................................      255,327        225,903
  Other current liabilities.................................      249,342        190,490
                                                              -----------    -----------
    Total current liabilities...............................    3,049,319      2,866,233
LONG-TERM DEBT..............................................      923,414        918,888
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       68,805         66,990
                                                              -----------    -----------
    Total liabilities.......................................    4,041,538      3,852,111
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      129,574        120,780
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock $.005 par value; 200,000,000 shares
    authorized; no shares issued and outstanding............           --             --
  Common stock $.005 par value; 1,800,000,000 shares
    authorized; 446,401,000 and 442,736,000 shares issued
    and outstanding.........................................        2,232          2,214
  Additional paid-in capital................................    1,015,062        952,758
  Other accumulated comprehensive loss......................      (86,208)      (118,084)
  Retained earnings.........................................    3,006,148      2,695,222
                                                              -----------    -----------
    Total stockholders' equity..............................    3,937,234      3,532,110
                                                              -----------    -----------
                                                              $ 8,108,346    $ 7,505,001
                                                              ===========    ===========

      The accompanying notes are an integral part of these balance sheets

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                    12 WEEKS ENDED                24 WEEKS ENDED
                                              ---------------------------   ---------------------------
                                              FEBRUARY 13,   FEBRUARY 14,   FEBRUARY 13,   FEBRUARY 14,
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
REVENUE
Net sales...................................   $7,613,601     $6,484,445    $14,437,798    $12,378,683
Membership fees and other...................      123,386        107,913        242,701        211,753
                                               ----------     ----------    -----------    -----------
  Total revenue.............................    7,736,987      6,592,358     14,680,499     12,590,436
OPERATING EXPENSES
Merchandise costs...........................    6,792,367      5,788,653     12,912,568     11,076,438
Selling, general and administrative.........      636,739        543,565      1,233,456      1,062,555
Preopening expenses.........................        8,108          3,951         18,442         14,658
Provision for impaired assets and warehouse
  closing costs.............................        1,500          3,000          2,500          5,000
                                               ----------     ----------    -----------    -----------
  Operating income..........................      298,273        253,189        513,533        431,785
OTHER INCOME (EXPENSE)
Interest expense............................      (10,576)       (10,995)       (20,973)       (21,907)
Interest income and other...................       14,983         11,192         25,650         17,231
                                               ----------     ----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE...............      302,680        253,386        518,210        427,109
Provision for income taxes..................      121,072        101,354        207,284        170,843
                                               ----------     ----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................      181,608        152,032        310,926        256,266
Cumulative effect of accounting change, net
  of tax....................................           --             --             --       (118,023)
                                               ----------     ----------    -----------    -----------
NET INCOME..................................   $  181,608     $  152,032    $   310,926    $   138,243
                                               ==========     ==========    ===========    ===========
NET INCOME PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of
      accounting change.....................   $     0.41     $     0.35    $      0.70    $      0.59
    Cumulative effect of accounting change,
      net of tax............................           --             --             --          (0.27)
                                               ----------     ----------    -----------    -----------
    Net Income..............................   $     0.41     $     0.35    $      0.70    $      0.32
                                               ==========     ==========    ===========    ===========
  Diluted earnings per share:
    Income before cumulative effect of
      accounting change.....................   $     0.39     $     0.33    $      0.66    $      0.55
    Cumulative effect of accounting change,
      net of tax............................           --             --             --           (.25)
                                               ----------     ----------    -----------    -----------
    Net Income..............................   $     0.39     $     0.33    $      0.66    $       .30
                                               ==========     ==========    ===========    ===========
Shares used in calculation (000's)
  Basic.....................................      445,255        437,782        444,277        436,730
  Diluted...................................      476,642        470,453        475,120        468,787

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                    24 WEEKS ENDED
                                                              ---------------------------
                                                              FEBRUARY 13,   FEBRUARY 14,
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $ 310,926      $ 138,243
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     114,424         98,493
    Accretion of discount on zero coupon notes..............       7,431          7,586
    Cumulative effect of accounting change, net of tax......          --        118,023
    Change in receivables, other current assets, accrued and
      other current liabilities.............................      66,124        154,424
    Increase in merchandise inventories.....................    (124,369)      (130,368)
    Increase in accounts payable............................      42,373         49,150
    Other...................................................      (8,456)       (11,257)
                                                               ---------      ---------
      Total adjustments.....................................      97,527        286,051
                                                               ---------      ---------
    Net cash provided by operating activities...............     408,453        424,294
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................    (515,118)      (367,075)
  Proceeds from the sale of property and equipment..........      33,738         30,101
  Change in short-term investments..........................     103,587       (228,361)
  Other.....................................................     (19,625)        (6,607)
                                                               ---------      ---------
    Net cash used in investing activities...................    (397,418)      (571,942)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from long-term borrowings....................         253          2,807
  Repayments of long-term debt..............................      (5,473)        (5,517)
  Changes in bank checks outstanding........................      10,608         70,793
  Proceeds from minority interests..........................       8,816          5,277
  Exercise of stock options.................................      39,541         33,183
                                                               ---------      ---------
    Net cash provided by financing activities...............      53,745        106,543
                                                               ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       4,661          3,730
                                                               ---------      ---------
  Net increase/(decrease) in cash and cash equivalents......      69,441        (37,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     440,586        361,974
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 510,027      $ 324,599
                                                               =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amounts capitalized).....................   $  14,531      $  14,193
  Income taxes..............................................     118,559        108,393

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

    The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. The Price Company and Costco Wholesale Corporation primarily operate membership warehouses under the Costco Wholesale name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 13, 2000, Costco operated 303 warehouse clubs: 230 in the United States; 59 in Canada; seven in the United Kingdom; three in Korea; three in Taiwan; and one in Japan. As of February 13, 2000, the Company also operated (through a 50%-owned joint venture) 17 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SHORT-TERM INVESTMENTS

    At February 13, 2000 and August 29, 1999 short term investments consisted of the following:

                                                 FEBRUARY 13, 2000   AUGUST 29, 1999
                                                 -----------------   ---------------
Municipal securities...........................       $ 41,154          $ 97,966
Corporate notes and bonds......................         85,442            89,872
U.S. Treasury/Agency securities................         21,738            43,699
Certificates of deposit........................             --            24,841
Foreign Bonds..................................          4,943                --
Other..........................................            198               310
                                                      --------          --------
  Total short-term investments.................       $153,475          $256,688
                                                      ========          ========

    The Company's short-term investments have been designated as being available-for-sale. The fair market value of short-term investments approximates their carrying value and unrealized holding gains and losses were not significant at February 13, 2000 or August 29, 1999. Realized gains and losses are included in interest income and were not significant in the first half of fiscal 2000 or 1999.

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $4,373 and $4,582 at February 13, 2000 and August 29, 1999.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $16,150 at February 13, 2000 and $11,150 at August 29, 1999. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

    ACCOUNTS PAYABLE

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in Accounts Payable are $32,138 and $21,081 at February 13, 2000 and August 29, 1999, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MEMBERSHIP FEES

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis" to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.25 per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999.

    WAREHOUSE CLOSING COSTS

    The Company recorded a charge of $30,865 for warehouse and other facility closing costs in fiscal 1999. In the first and second quarters of fiscal 2000, the Company recorded additional charges of $1,000 and $1,500, respectively, in net warehouse closing costs. At February 13, 2000 the reserve for warehouse closing costs was $20,686, primarily representing future lease obligations. Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities.

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

                                                       12 WEEKS ENDED                24 WEEKS ENDED
                                                 ---------------------------   ---------------------------
                                                 FEBRUARY 13,   FEBRUARY 14,   FEBRUARY 13,   FEBRUARY 14,
                                                     2000           1999           2000           1999
                                                 ------------   ------------   ------------   ------------
Net income available to common stockholders
  used in basic EPS............................    $181,608       $152,032       $310,926       $138,243
Interest on convertible bonds, net of tax......       2,230          2,276          4,460          4,552
                                                   --------       --------       --------       --------
Net income available to common stockholders
  after assumed conversions of dilutive
  securities...................................    $183,838       $154,308       $315,386       $142,795
                                                   ========       ========       ========       ========
Weighted average number of common shares used
  in basic EPS (000's).........................     445,255        437,782        444,277        436,730
Stock options (000's)..........................      12,039         12,233         11,495         11,619
Conversion of convertible bonds (000's)........      19,348         20,438         19,348         20,438
                                                   --------       --------       --------       --------
Weighted number of common shares and dilutive
  potential common stock used in diluted EPS
  (000's)......................................     476,642        470,453        475,120        468,787
                                                   ========       ========       ========       ========

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    All per share data reflects the 2-for-1 stock split which was approved by the Company's Board of Directors for shareholders of record on December 24, 1999. The common stock began trading at the post-split price on January 14, 2000.

    DERIVATIVES

    The Company uses derivative financial instruments only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 24 weeks of fiscal 2000 were not material to the Company's results of operations or its financial position.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (2)--COMPREHENSIVE INCOME

    Consolidated comprehensive income is as follows:

                                                       12 WEEKS ENDED                24 WEEKS ENDED
                                                 ---------------------------   ---------------------------
                                                 FEBRUARY 13,   FEBRUARY 14,   FEBRUARY 13,   FEBRUARY 14,
                                                     2000           1999           2000           1999
                                                 ------------   ------------   ------------   ------------
Net income.....................................    $181,608       $152,032       $310,926       $138,243
Other comprehensive income (expense):
  Foreign currency translation.................      17,530         16,048         31,876         33,196
  Income tax expense...........................      (7,012)        (6,419)       (12,750)       (13,278)
                                                   --------       --------       --------       --------
    Other comprehensive income, net of income
      taxes....................................      10,518          9,629         19,126         19,918
                                                   --------       --------       --------       --------
Comprehensive income...........................    $192,126       $161,661       $330,052       $158,161
                                                   ========       ========       ========       ========

NOTE (3)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of 11 banks, which expires in January, 2001. At February 13, 2000 no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $138,000 commercial paper program supported by a $97,000 bank credit facility with three Canadian banks, which expires in March 2001. At February 13, 2000 no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $522,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $287,000. The outstanding commitments under these facilities at February 13, 2000 totaled approximately $122,000, including approximately $45,000 in standby letters of credit.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (5)--SEGMENT REPORTING

    The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan; through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea; and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

                                                                               OTHER
                                              UNITED STATES    CANADIAN    INTERNATIONAL
                                               OPERATIONS     OPERATIONS    OPERATIONS        TOTAL
                                              -------------   ----------   -------------   -----------
TWENTY-FOUR WEEKS ENDED FEBRUARY 13, 2000
  Total revenue.............................   $11,917,461    $2,172,814     $590,224      $14,680,499
  Operating income (loss)...................       417,215        96,738         (420)         513,533
  Depreciation and amortization.............        89,088        17,156        8,180          114,424
  Capital expenditures......................       432,234        21,023       61,861          515,118
  Total assets..............................     6,431,002     1,078,600      598,744        8,108,346

TWENTY-FOUR WEEKS ENDED FEBRUARY 14, 1999
  Total revenue.............................   $10,282,046    $1,878,012     $430,378      $12,590,436
  Operating income (loss)...................       359,672        73,358       (1,245)         431,785
  Depreciation and amortization.............        77,140        14,498        6,855           98,493
  Capital expenditures......................       296,074        48,976       22,025          367,075
  Total assets..............................     5,590,996       920,537      465,757        6,977,290
YEAR ENDED AUGUST 29, 1999
  Total revenue.............................   $22,404,026    $4,104,662     $947,343      $27,456,031
  Operating income (loss)...................       723,375       146,839      (10,087)         860,127
  Depreciation and amortization.............       177,661        32,559       14,591          224,811
  Capital expenditures......................       655,924        79,583       52,428          787,935
  Total assets..............................     5,984,537       992,943      527,521        7,505,001