Form 10-Q
period 2000-05-07
COSTCO WHOLESALE CORP /NEW
filed 2000-06-14
CIK 909832

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 7, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20355

                            ------------------------

                          COSTCO WHOLESALE CORPORATION
             (Exact name of registrant as specified in its charter)

                  WASHINGTON                                     91-1223280
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock $.005 Par Value                    The Nasdaq National Market

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The registrant had 446,982,533 common shares, par value $.005, outstanding at June 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION
                               INDEX TO FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1--FINANCIAL STATEMENTS................................      3

    Condensed Consolidated Balance Sheets...................     10

    Condensed Consolidated Statements of Operations.........     11

    Condensed Consolidated Statements of Cash Flows.........     12

    Notes to Condensed Consolidated Financial Statements....     13

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................      3

                      PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS...................................      8

ITEM 2--CHANGES IN SECURITIES...............................      8

ITEM 3--DEFAULTS UPON SENIOR SECURITIES.....................      8

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................      8

ITEM 5--OTHER INFORMATION...................................      8

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K....................      8

    Exhibit (27) Financial Data Schedule

    Exhibit (28) Report of Independent Public Accountants...     19

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of May 7, 2000, and the condensed consolidated balance sheet as of August 29, 1999, unaudited condensed consolidated statements of operations and cash flows for the 12- and 36-week periods ended May 7, 2000 and May 9, 1999 are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the company expects, or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development and ownership or use of real estate, expansion in new and existing markets, actions of vendors and other risks identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

    COMPARISON OF THE 12 WEEKS ENDED MAY 7, 2000 AND MAY 9, 1999
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net income for the third quarter of fiscal 2000 increased 14% to $120,329, or $0.26 per diluted share, from $105,877, or $0.23 per diluted share, during the third quarter of fiscal 1999.

    Net sales increased 14% to $6,768,608 during the third quarter of fiscal 2000, from $5,941,049 during the third quarter of fiscal 1999. This increase was due to opening a net of 17 new warehouses (23 opened, 6 closed) since the end of the third quarter of fiscal 1999 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 10% during the third quarter of fiscal 2000, reflecting new marketing and merchandising efforts, including the rollout of various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 12% to $126,000 or 1.86% of net sales in the third quarter of fiscal 2000 from $112,771 or 1.90% of net sales in the third quarter of fiscal 1999. Membership fees include new membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1999.

    Gross margin (defined as net sales minus merchandise costs) increased 14% to $684,362 or 10.11% of net sales in the third quarter of fiscal 2000 from $599,333 or 10.09% of net sales in the third quarter of fiscal 1999. The increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarter of fiscal 2000 includes a $2,500 LIFO provision compared to a $3,500 LIFO provision in the third quarter of fiscal 1999.

    Selling, general and administrative expenses as a percent of net sales increased to 8.94% during the third quarter of fiscal 2000 from 8.89% during the third quarter of fiscal 1999. The increase in selling, general and administrative expenses as a percent of net sales was due to higher expenses associated with international expansion; continued expansion and rollout of certain ancillary businesses; an increase in credit card merchant fees associated with the rollout of a new co-branded credit card program which was partially offset by a year-over-year expense improvement (as a percentage of net sales) at the Company's Central and Regional administrative offices.

    Preopening expenses totaled $6,728 or 0.10% of net sales during the third quarter of fiscal 2000 compared to $6,120 or 0.10% of net sales during the third quarter of fiscal 1999. Two warehouses were opened in the third quarter of fiscal 2000 compared to three warehouses opened during last year's third quarter. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

    A provision for warehouse closing costs of $1,500 was recorded in the third quarter of both fiscal 2000 and fiscal 1999. The provisions include actual and estimated closing costs for warehouses being relocated to new facilities during the fiscal year.

    Interest expense totaled $9,604 in the third quarter of fiscal 2000 compared to $10,524 in the third quarter of fiscal 1999. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to a decrease in the interest rate related to the 7 1/8% Senior Notes, due to entering into a "fix-to-floating" interest rate swap agreement on December 10, 1999 that effectively converted the fixed rate of 7 1/8% to a floating rate indexed to the thirty day commercial paper rate.

    Interest income and other totaled $12,943 in the third quarter of fiscal 2000 compared to $10,659 in the third quarter of fiscal 1999. The increase primarily reflects higher rates of interest earned on higher balances of cash and cash equivalents and short-term investments during the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999 and improved earnings from Price Club Mexico, a 50%-owned joint venture.

    The effective income tax rate on earnings in the third quarter of both fiscal 2000 and 1999 was 40%.

    COMPARISON OF THE 36 WEEKS ENDED MAY 7, 2000 AND MAY 9, 1999
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net operating results for the first thirty-six weeks of fiscal 2000 reflect net income of $431,255, or $.92 per diluted share, compared to net income of $244,120, or $.53 per diluted share during the first thirty-six weeks of fiscal 1999. Net income in the first thirty-six weeks of fiscal 1999 included a $118,023 non-cash, after-tax charge, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method. Before the impact of this non-cash charge, net earnings were $362,143, or $.78 per diluted share.

    Net sales increased 16% to $21,206,406 during the first thirty-six weeks of fiscal 2000 from $18,319,732 during the first thirty-six weeks of fiscal 1999. This increase was primarily due to an increase in comparable warehouse sales and opening a net of 17 warehouses (23 opened, 6 closed) since the end of the third quarter of fiscal 1999. Comparable sales, that is sales in warehouses open for at least a year, increased 12 percent during the first thirty-six weeks of fiscal 2000, reflecting new marketing and merchandising efforts, including the rollout of fresh foods and various ancillary businesses to certain existing locations. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased to $368,701 or 1.74% of net sales in the first thirty-six weeks of fiscal 2000 from $324,524 or 1.77% of net sales in the first thirty-six weeks of fiscal 1999. Membership fees include new membership sign-ups at the new warehouses opened since the end of the third quarter of fiscal 1999.

    Gross margin (defined as net sales minus merchandise costs) increased 16% to $2,209,592 or 10.42% of net sales in the first thirty-six weeks of fiscal 2000 from $1,901,578 or 10.38% of net sales in the first thirty-six weeks of fiscal 1999. The increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin ancillary businesses and private label products and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first thirty-six weeks of fiscal 2000 includes a $7,500 LIFO provision compared to a $9,500 LIFO provision in the first thirty-six weeks of fiscal 1999.

    Selling, general and administrative expenses as a percent of net sales decreased to 8.67% during the first thirty-six weeks of fiscal 2000 from 8.68% during the first thirty-six weeks of fiscal 1999. This improvement in selling, general and administrative expenses as a percent of net sales was due to the increase in comparable warehouse sales noted above, and a year-over-year expense improvement at the Company's core warehouse operations and Central and Regional administrative offices, which was partially offset by higher expenses associated with international expansion and continued expansion and rollout of certain ancillary businesses; the opening of two new regional buying offices and the increase in credit card merchant fees associated with the rollout of a new co-branded credit card program.

    Preopening expenses totaled $25,170 or 0.12% of net sales during the first thirty-six weeks of fiscal 2000 compared to $20,778 or 0.11% of net sales during the first thirty-six weeks of fiscal 1999. Fourteen warehouses were opened in the first thirty-six weeks of fiscal 2000 (including two relocated warehouses) compared to twelve new locations during the last year's first thirty-six weeks (including two relocated warehouses). Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations and the opening of two new regional offices.

    In the first thirty-six weeks of fiscal 2000, the Company recorded a provision for warehouse closing costs of $4,000 compared to $6,500 in the first thirty-six weeks of fiscal 1999. The provisions included closing costs for warehouses closed in each respective fiscal year, including exit costs associated with warehouses which were or are being relocated to new facilities. There were two relocations in the first thirty-six weeks of fiscal 2000 and fiscal 1999.

    Interest expense totaled $30,577 in the first thirty-six weeks of fiscal 2000 compared to $32,431 in the first thirty-six weeks of fiscal 1999. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest relating to construction projects and a decrease in the interest rate related to the 7 1/8% Senior Notes, due to entering into a "fix-to-floating" interest rate swap agreement on December 10, 1999 that effectively converted the fixed rate of 7 1/8% to a floating rate indexed to the thirty day commercial paper rate.

    Interest income and other totaled $38,593 in the first thirty-six weeks of fiscal 2000 compared to $27,890 in the first thirty-six weeks of fiscal 1999. The increase primarily reflects higher interest rates earned on higher balances of cash and cash equivalents and short-term investments during the first thirty-six weeks of fiscal 2000, as compared to the year-earlier first thirty-six weeks and improved earnings from Price Club Mexico, a 50%-owned joint venture.

    The effective income tax rate on earnings in the first thirty-six weeks of fiscal 2000 and 1999 was 40%.

    LIQUIDITY AND CAPITAL RESOURCES
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    EXPANSION PLANS

    Costco's primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion either directly or through investments in foreign subsidiaries and joint ventures.

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $800,000 to $950,000 during fiscal 2000 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $668,340 at May 7, 2000), short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 2000 are to open approximately 20 to 25 new warehouse clubs, including three to five relocations of existing warehouses to larger and better-located facilities. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom through its 80%-owned subsidiary and an additional unit in Taiwan through its 55%-owned subsidiary during the year. Through the end of the first thirty-six weeks of fiscal 2000, the Company opened 14 new warehouses (including two relocations). Expansion plans for the remainder of fiscal 2000 include 11 to 13 new openings in the U.S. and Canada (including two to three relocations) and two warehouses in the United Kingdom. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Price Club Mexico. As of May 7, 2000, Price Club Mexico operated 17 warehouses in Mexico and plans to open one new warehouse club during the remainder of fiscal 2000.

    ACQUISITION OF MINORITY INTEREST

    On May 26, 2000, the Company acquired from The Littlewoods Organisation PLC its 20% equity interest in Costco Wholesale UK Limited, bringing the Company's ownership in Costco Wholesale UK Limited to 80%. The acquisition was funded with cash and cash equivalents on hand. Costco Wholesale UK Limited currently operates eight Costco warehouse locations--six in England and two in Scotland.

    BANK CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS (ALL AMOUNTS STATED IN
     US DOLLARS)

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of 11 banks, which expires in January, 2001. At May 7, 2000 no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, which expires in March 2001. At May 7, 2000 no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $282,000. The outstanding commitments under these facilities at May 7, 2000 totaled approximately $163,000, including approximately $26,000 in standby letters of credit.

    DERIVATIVES

    The Company uses derivative financial instruments only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first thirty-six weeks of fiscal 2000 were not material to the Company's results of operations or its financial position.

    Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% senior notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate.

    YEAR 2000

    The Company implemented an extensive project to ensure that its systems were Year 2000 compliant and fully operational prior to the year 2000 and on into the 21(st) Century. Virtually all systems--including information technology systems and non-information technology equipment--have worked properly in the year 2000. In addition, the Company has not experienced any material year 2000-related problems with its significant suppliers with which its systems interface or exchange data. The total costs related to the Year 2000 efforts were approximately $7,500--in line with prior estimates and were fully expensed as incurred during the relevant fiscal periods.

    FINANCIAL POSITION AND CASH FLOWS

    Working capital totaled approximately $485,000 at May 7, 2000 compared to $450,000 at August 29, 1999. Working capital was positively affected by an increase in net inventory levels (inventories less accounts payable) of $62,000, a decrease in accrued salaries and benefits, sales and other taxes and other current liabilities of $25,000 and an increase in other current assets of $6,000, which increases were largely offset by a decrease in cash and cash equivalents and short-term investments of $29,000, an increase in deferred membership income of $26,000 (the result of accounting for membership fees on a deferred basis), and a decrease in receivables of $3,000.

    Net cash provided by operating activities totaled $580,947 in the first thirty-six weeks of fiscal 2000 and $643,503 in the first thirty-six weeks of fiscal 1999. The year-over-year decrease in net cash from operating activities is primarily a result of increased net income (adjusted for the non-cash cumulative effect of an accounting change in fiscal 1999) during the first thirty-six weeks of fiscal 2000 compared to the first thirty-six weeks of fiscal 1999, which was more than offset by a reduction in the change in net receivables, other current assets, accrued and other current liabilities and accounts payable.

    Net cash used in investing activities totaled $607,398 in the first thirty-six weeks of fiscal 2000 compared to $680,982 in the first thirty-six weeks of fiscal 1999. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $737,917 and $529,081 in the first thirty-six weeks of fiscal 2000 and 1999, respectively. The Company opened 14 warehouses (including two relocations) in the first thirty-six weeks of fiscal 2000 and has plans to open 13 to 15 new warehouses (including two to three relocations) during the remainder of the fiscal year compared to 21 new warehouses (including seven relocations) opened during fiscal 1999. Net cash used in investing activities also reflects a decrease in short-term investments of $115,236 since the beginning of fiscal year 2000 compared to an increase of $176,154 in the first thirty-six weeks of fiscal 1999.

    Net cash provided by financing activities totaled $113,819 in the first thirty-six weeks of fiscal 2000 compared to $78,344 in the first thirty-six weeks of fiscal 1999. This increase is primarily attributable to the exercise of stock options.

    The Company's balance sheet as of May 7, 2000 reflects a $693,264 or 9.2% increase in total assets since August 29, 1999. The increase is primarily due to increases in merchandise inventory and property and equipment primarily related to the Company's expansion program.

STOCK REPURCHASE PROGRAM

    On November 5, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the next three years. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand and from operating cash flows. Subsequent to the end of its third quarter, the Company repurchased 3.13 million shares through June 9, 2000 at an average price of $31.96 per share totaling approximately $100,024.

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

    (b) No reports on Form 8-K were filed for the 12 weeks ended May 7, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       COSTCO WHOLESALE CORPORATION
                                                       REGISTRANT

Date:  June 9, 2000                                                 /s/ JAMES D. SINEGAL
                                                       ---------------------------------------------
                                                                      James D. Sinegal
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  June 9, 2000                                                /s/ RICHARD A. GALANTI
                                                       ---------------------------------------------
                                                                     Richard A. Galanti
                                                                 EXECUTIVE VICE PRESIDENT,
                                                                  CHIEF FINANCIAL OFFICER

                          COSTCO WHOLESALE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                                MAY 7,      AUGUST 29,
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   527,232   $   440,586
  Short-term investments....................................      141,108       256,688
  Receivables, net..........................................      165,955       168,648
  Merchandise inventories, net..............................    2,367,481     2,210,475
  Other current assets......................................      245,247       239,516
                                                              -----------   -----------
    Total current assets....................................    3,447,023     3,315,913
                                                              -----------   -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,480,855     1,264,125
  Buildings and leasehold improvements......................    2,743,733     2,444,640
  Equipment and fixtures....................................    1,258,460     1,138,568
  Construction in progress..................................      219,882       176,824
                                                              -----------   -----------
                                                                5,702,930     5,024,157
  Less-accumulated depreciation and amortization............   (1,258,359)   (1,117,269)
                                                              -----------   -----------
    Net property and equipment..............................    4,444,571     3,906,888
                                                              -----------   -----------
OTHER ASSETS................................................      306,671       282,200
                                                              -----------   -----------
                                                              $ 8,198,265   $ 7,505,001
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 2,007,167   $ 1,912,632
  Accrued salaries and benefits.............................      381,588       414,276
  Accrued sales and other taxes.............................      136,628       122,932
  Deferred membership income................................      251,698       225,903
  Other current liabilities.................................      184,542       190,490
                                                              -----------   -----------
    Total current liabilities...............................    2,961,623     2,866,233
LONG-TERM DEBT..............................................      925,335       918,888
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       69,764        66,990
                                                              -----------   -----------
    Total liabilities.......................................    3,956,722     3,852,111
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      133,884       120,780
                                                              -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock $.005 par value; 200,000,000 shares
    authorized; no shares issued and outstanding............           --            --
  Common stock $.005 par value; 1,800,000,000 shares
    authorized; 449,937,000 and 442,736,000 shares issued
    and outstanding.........................................        2,250         2,214
  Additional paid-in capital................................    1,095,314       952,758
  Other accumulated comprehensive loss......................     (116,382)     (118,084)
  Retained earnings.........................................    3,126,477     2,695,222
                                                              -----------   -----------
    Total stockholders' equity..............................    4,107,659     3,532,110
                                                              -----------   -----------
                                                              $ 8,198,265   $ 7,505,001
                                                              ===========   ===========

      The accompanying notes are an integral part of these balance sheets

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                      12 WEEKS ENDED             36 WEEKS ENDED
                                                  -----------------------   -------------------------
                                                    MAY 7,       MAY 9,       MAY 7,        MAY 9,
                                                     2000         1999         2000          1999
                                                  ----------   ----------   -----------   -----------
REVENUE
Net sales.......................................  $6,768,608   $5,941,049   $21,206,406   $18,319,732
Membership fees and other.......................     126,000      112,771       368,701       324,524
                                                  ----------   ----------   -----------   -----------
  Total revenue.................................   6,894,608    6,053,820    21,575,107    18,644,256
OPERATING EXPENSES
Merchandise costs...............................   6,084,246    5,341,716    18,996,814    16,418,154
Selling, general and administrative.............     604,924      528,158     1,838,380     1,590,713
Preopening expenses.............................       6,728        6,120        25,170        20,778
Provision for impaired assets and warehouse
  closing costs.................................       1,500        1,500         4,000         6,500
                                                  ----------   ----------   -----------   -----------
  Operating income..............................     197,210      176,326       710,743       608,111
OTHER INCOME (EXPENSE)
Interest expense................................      (9,604)     (10,524)      (30,577)      (32,431)
Interest income and other.......................      12,943       10,659        38,593        27,890
                                                  ----------   ----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE..........................     200,549      176,461       718,759       603,570
Provision for income taxes......................      80,220       70,584       287,504       241,427
                                                  ----------   ----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE........................................     120,329      105,877       431,255       362,143
Cumulative effect of accounting change, net of
  tax...........................................          --           --            --      (118,023)
                                                  ----------   ----------   -----------   -----------
NET INCOME......................................  $  120,329   $  105,877   $   431,255   $   244,120
                                                  ==========   ==========   ===========   ===========
NET INCOME PER COMMON SHARE:
  Basic earnings per share:
    Income before cumulative effect of
      accounting change.........................  $      .27   $      .24   $       .97   $       .83
    Cumulative effect of accounting change, net
      of tax....................................          --           --            --          (.27)
                                                  ----------   ----------   -----------   -----------
    Net Income..................................  $      .27   $      .24   $       .97   $       .56
                                                  ==========   ==========   ===========   ===========
  Diluted earnings per share:
    Income before cumulative effect of
      accounting change.........................  $      .26   $      .23   $       .92   $       .78
    Cumulative effect of accounting change, net
      of tax....................................          --           --            --          (.25)
                                                  ----------   ----------   -----------   -----------
    Net Income..................................  $      .26   $      .23   $       .92   $       .53
                                                  ==========   ==========   ===========   ===========
  Shares used in calculation (000's)
    Basic.......................................     448,113      440,438       445,557       437,968
    Diluted.....................................     478,750      473,570       476,409       470,362

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                 36 WEEKS ENDED
                                                              ---------------------
                                                               MAY 7,      MAY 9,
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $ 431,255   $ 244,120
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    172,507     150,722
    Accretion of discount on zero coupon notes..............     11,087      11,255
    Cumulative effect of accounting change, net of tax......         --     118,023
    Change in receivables, other current assets, accrued and
      other current liabilities.............................     55,929     148,793
    Increase in merchandise inventories.....................   (157,539)   (172,718)
    Increase in accounts payable............................     79,147     156,401
    Other...................................................    (11,439)    (13,093)
                                                              ---------   ---------
      Total adjustments.....................................    149,692     399,383
                                                              ---------   ---------
    Net cash provided by operating activities...............    580,947     643,503
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................   (737,917)   (529,081)
  Proceeds from the sale of property and equipment..........     45,237      48,393
  Change in short-term investments..........................    115,236    (176,154)
  Investment in unconsolidated joint venture................         --     (15,000)
  Other.....................................................    (29,954)     (9,140)
                                                              ---------   ---------
    Net cash used in investing activities...................   (607,398)   (680,982)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from long-term borrowings....................        253       3,461
  Repayments of long-term debt..............................     (7,631)     (7,932)
  Change in bank checks outstanding.........................     17,745      24,281
  Proceeds from minority interests..........................     11,289       9,430
  Exercise of stock options.................................     92,163      49,104
                                                              ---------   ---------
    Net cash provided by financing activities...............    113,819      78,344
                                                              ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (722)      5,911
                                                              ---------   ---------
  Net increase in cash and cash equivalents.................     86,646      46,776
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    440,586     361,974
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 527,232   $ 408,750
                                                              =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)...................  $  16,287   $  15,860
    Income taxes............................................  $ 209,362   $ 178,794

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

    The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco Wholesale Corporation and its wholly-owned subsidiary, The Price Company, primarily operate membership warehouses under the Costco Wholesale name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 7, 2000, Costco operated 305 warehouse clubs: 231 in the United States; 59 in Canada; 8 in the United Kingdom; three in Korea; three in Taiwan; and one in Japan. As of May 7, 2000, the Company also operated (through a 50%-owned joint venture) 17 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SHORT-TERM INVESTMENTS

    At May 7, 2000 and August 29, 1999 short term investments consisted of the following:

                                                     MAY 7, 2000    AUGUST 29, 1999
                                                     ------------   ----------------
Municipal securities...............................    $  6,453         $ 97,966
Corporate notes and bonds..........................      97,451           89,872
U.S. Treasury/Agency securities....................       2,340           43,699
Certificates of deposit............................      33,490           24,841
Foreign Bonds......................................       1,312               --
Other..............................................          62              310
                                                       --------         --------
  Total short-term investments.....................    $141,108         $256,688
                                                       ========         ========

    The Company's short-term investments have been designated as being available-for-sale. The fair market value of short-term investments approximates their carrying value and unrealized holding gains and losses were not significant at May 7, 2000 or August 29, 1999. Realized gains and losses are included in interest income and were not significant in the first thirty-six weeks of fiscal 2000 or 1999.

    RECEIVABLES

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,257 and $4,582 at May 7, 2000 and August 29, 1999.

    MERCHANDISE INVENTORIES

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $18,650 at May 7, 2000 and $11,150 at August 29, 1999. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

    ACCOUNTS PAYABLE

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in Accounts Payable at May 7, 2000 and August 29, 1999 are $38,722 and $21,081, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

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

    WAREHOUSE CLOSING COSTS

    The Company recorded a charge of $30,865 for warehouse and other facility closing costs in fiscal 1999. In the first, second and third quarters of fiscal 2000, the Company recorded additional charges of $1,000, $1,500, and $1,500 respectively, in net warehouse closing costs. At May 7, 2000 the reserve for warehouse closing costs was $19,076, primarily representing future lease obligations. Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities.

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

                                                        12 WEEKS ENDED                36 WEEKS ENDED
                                                  ---------------------------   ---------------------------
                                                  MAY 7, 2000    MAY 9, 1999    MAY 7, 2000    MAY 9, 1999
                                                  ------------   ------------   ------------   ------------
Net income available to common stockholders used
  in basic EPS..................................    $120,329       $105,877       $431,255       $244,120
Interest on convertible bonds, net of tax.......       2,230          2,202          6,691          6,753
                                                    --------       --------       --------       --------
Net income available to common stockholders
  after assumed conversions of dilutive
  securities....................................    $122,559       $108,079       $437,946       $250,873
                                                    ========       ========       ========       ========
Weighted average number of common shares used in
  basic EPS (000's).............................     448,113        440,438        445,557        437,968
Stock options (000's)...........................      11,290         13,238         11,504         12,138
Conversion of convertible bonds (000's).........      19,347         19,894         19,348         20,256
                                                    --------       --------       --------       --------
Weighted number of common shares and dilutive
  potential common stock used in diluted
  EPS (000's)...................................     478,750        473,570        476,409        470,362
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

    STOCK REPURCHASE PROGRAM

    On November 5, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the next three years. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand and from operating cash flows. Subsequent to the end of its third quarter, the Company repurchased 3.13 million shares through June 9, 2000 at an average price of $31.96 per share totaling approximately $100,024.

    DERIVATIVES

    The Company uses derivative financial instruments only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first thirty-six weeks of fiscal 2000 were not material to the Company's results of operations or its financial position.

    Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% senior notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 for the Company to the beginning of its fiscal 2001. Presently, the Company has limited use of derivative financial instruments and believes that SFAS No. 133 would not have a material impact on its results of operations or its financial position.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (2)--COMPREHENSIVE INCOME

    Consolidated comprehensive income is as follows:

                                                        12 WEEKS ENDED                36 WEEKS ENDED
                                                  ---------------------------   ---------------------------
                                                  MAY 7, 2000    MAY 9, 1999    MAY 7, 2000    MAY 9, 1999
                                                  ------------   ------------   ------------   ------------
Net income......................................    $120,329       $105,877       $431,255       $244,120
Other comprehensive income (expense):
  Foreign currency translation..................     (30,174)        13,180          1,702         46,376
  Income tax expense............................      12,070         (5,272)          (681)       (18,550)
                                                    --------       --------       --------       --------
    Other comprehensive income(loss), net of
      income taxes..............................     (18,104)         7,908          1,021         27,826
                                                    --------       --------       --------       --------
Comprehensive income............................    $102,225       $113,785       $432,276       $271,946
                                                    ========       ========       ========       ========

NOTE (3)--DEBT

    BANK LINES OF CREDIT AND COMMERCIAL PAPER PROGRAMS

    The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of 11 banks, which expires in January, 2001. At May 7, 2000 no amounts were outstanding under the loan facility or the commercial paper program.

    In addition, a wholly-owned Canadian subsidiary has a $134,000 commercial paper program supported by a $94,000 bank credit facility with three Canadian banks, which expires in March 2001. At May 7, 2000 no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $519,000 combined amounts of the respective supporting bank credit facilities.

    LETTERS OF CREDIT

    The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $282,000. The outstanding commitments under these facilities at May 7, 2000 totaled approximately $163,000, including approximately $26,000 in standby letters of credit.

NOTE (4)--COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results in operations.

NOTE (5)--SEGMENT REPORTING

    The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, and Japan; through majority-owned subsidiaries in the United Kingdom,

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

NOTE (5)--SEGMENT REPORTING (CONTINUED)
Taiwan and Korea; and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

                                                                               OTHER
                                              UNITED STATES    CANADIAN    INTERNATIONAL
                                               OPERATIONS     OPERATIONS    OPERATIONS        TOTAL
                                              -------------   ----------   -------------   -----------
THIRTY-SIX WEEKS ENDED MAY 7, 2000
  Total revenue.............................   $17,537,965    $3,175,255     $861,887      $21,575,107
  Operating income (loss)...................       586,260       127,377       (2,894)         710,743
  Depreciation and amortization.............       134,408        25,374       12,725          172,507
  Capital expenditures......................       603,705        32,756      101,456          737,917
  Total assets..............................     6,516,636     1,071,909      609,720        8,198,265

THIRTY-SIX WEEKS ENDED MAY 9, 1999
  Total revenue.............................   $15,242,203    $2,767,677     $634,376      $18,644,256
  Operating income (loss)...................       513,573        99,981       (5,443)         608,111
  Depreciation and amortization.............       118,090        22,428       10,204          150,722
  Capital expenditures......................       434,931        65,629       28,521          529,081
  Total assets..............................     5,602,543     1,007,875      507,352        7,117,770

YEAR ENDED AUGUST 29, 1999
  Total revenue.............................   $22,404,026    $4,104,662     $947,343      $27,456,031
  Operating income (loss)...................       723,375       146,839      (10,087)         860,127
  Depreciation and amortization.............       177,661        32,559       14,591          224,811
  Capital expenditures......................       655,924        79,583       52,428          787,935
  Total assets..............................     5,984,537       992,943      527,521        7,505,001

NOTE (6)--SUBSEQUENT EVENT

    On May 26, 2000, the Company acquired from The Littlewoods Organisation PLC its 20% equity interest in Costco Wholesale UK Limited, bringing the Company's ownership in Costco Wholesale UK Limited to 80%. The acquisition was funded with cash and cash equivalents on hand. Costco Wholesale UK Limited currently operates eight Costco warehouse locations--six in England and two in Scotland.

                                     [LOGO]