Form 10-K405
period 2000-09-03
COSTCO WHOLESALE CORP /NEW
filed 2000-11-17
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20355
                         ------------------------------

                          COSTCO WHOLESALE CORPORATION
             (Exact name of registrant as specified in its charter)

                  WASHINGTON                                     91-1223280
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                       999 LAKE DRIVE, ISSAQUAH, WA 98027
               (Address of principal executive offices)(Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 313-8100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $.005 Par Value                    The NASDAQ National Market

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant at November 3, 2000 was $15,486,655,791.

     The number of shares outstanding of the registrant's common stock as of November 3, 2000 was 447,755,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2001 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 2000

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7
Item 4A.  Executive Officers of the Registrant........................    8

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   10
Item      Management's Discussion and Analysis of Financial Condition
  7.....  and Results of   Operations.................................   13
Item 8.   Financial Statements........................................   19
Item      Change in and Disagreements with Accountants on Accounting
  9.....  and Financial   Disclosure..................................   19

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   20
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   20
Item 13.  Certain Relationships and Related Transactions..............   20

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   20

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

     Costco buys nearly all of its merchandise directly from manufacturers for shipment either directly to Costco's selling warehouses or to a consolidation point ("depot") where various shipments are combined so as to minimize freight and handling costs. As a result, Costco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor. By providing this more cost-effective means of distributing goods, Costco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. The cost savings on brand name and selected private label merchandise are the primary motivation for individuals shopping for their personal needs. Costco's merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

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

     Costco's typical warehouse format averages approximately 134,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, Costco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

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

     Costco's policy is generally to limit advertising and promotional expenses to new warehouse openings and occasional direct mail marketing to prospective new members. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco's marketing teams personally contact businesses in the area that are potential Wholesale Members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups, and ongoing direct solicitations to prospective wholesale members.

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

     Costco's merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items which members may request but which cannot be purchased at prices low enough to pass along meaningful cost savings are usually not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors. Therefore, the Company carries an average of only 3,700 to 4,500 active stockkeeping units ("SKU's") per warehouse in its core warehouse business, as opposed to discount retailers and supermarkets which normally stock 40,000 to 60,000 SKU's or more. These practices are consistent with Costco's membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. Costco's policy is to accept returns of merchandise within a reasonable time after purchase.

     The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 2000, 1999, and 1998:

                                                              2000    1999    1998
                                                              ----    ----    ----
SUNDRIES (including candy, snack foods, health and beauty
  aids, tobacco, alcoholic beverages, soft drinks and
  cleaning and institutional supplies)......................   30%     30%     30%
FOOD (including dry and fresh foods and institutionally
  packaged foods)...........................................   30%     31%     32%
HARDLINES (including major appliances, video and audio tape, electronics, tools, office supplies, furniture and
  automotive supplies)......................................   20%     20%     20%
SOFTLINES (including apparel, domestics, cameras, jewelry,
  housewares, books and small appliances)...................   12%     12%     12%
OTHER (including pharmacy, optical, one-hour photo, print
  shop, food court, hearing aid and gas stations)...........    8%      7%      6%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     Costco has direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained by Costco from any one of these or any other single supplier. Costco has not experienced any difficulty in obtaining sufficient quantities of merchandise, and believes that if one or more of its current sources of supply became unavailable, it would be able to obtain alternative sources without experiencing a substantial disruption of its business. Costco may also purchase selected private label merchandise of the same product, as long as quality and customer demand are comparable, and the savings to its customers are greater.

     Costco reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco's operations, except an increased level of sales and earnings during the Christmas holiday season. Fiscal 2000 was a 53-week fiscal year.

MEMBERSHIP POLICY

     Costco's membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Costco has two primary types of members: Business and Gold Star (individual) members. In addition, the Company offers an Executive Membership program to both Business and Gold Star members.

     Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Costco promotes Business membership through its merchandise selection and its membership marketing programs. Business members generally pay an annual membership fee of $45 for the primary and spouse membership card with add-on membership cards available for an annual fee of $35 (including a free spouse card).

     Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other selected organizations. Individual members generally pay an annual membership fee of $45, which includes a spouse card.

     Executive Memberships are available to all members for an annual fee of $100. This membership offers Business and Gold Star members the opportunity to save on various services such as merchant credit card processing, auto and homeowner insurance, employee health insurance, real estate and mortgage services, long-distance telephone services and small business loans. The services offered are generally provided by third-party service providers and vary by state. In addition, Executive Members qualify for a 2% reward, up to a maximum of $500 per year, on all qualified purchases made at Costco.

     As of September 3, 2000, Costco had approximately 4.2 million Business memberships and approximately 10.5 million Gold Star memberships. Members can utilize their memberships at any warehouse location.

LABOR

     As of September 3, 2000, Costco had approximately 78,000 employees, about one-half of whom were part-time. Approximately 12,000 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. In addition, one warehouse in the Canadian province of British Columbia is represented by the Retail Wholesale Union. All remaining hourly employees are non-union. Costco considers its employee relations to be good.

COMPETITION

     The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded further into various food merchandising formats. Target has also emerged as a significant retail competitor. Approximately 877 warehouse clubs exist across the U.S. and Canada, including the 296 warehouses operated by the Company in North America; and every major metropolitan area has some, if not several, club operations. Low-cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates in Arizona, California and Florida, are capturing an increasingly greater share of the institutional food business from wholesale operators and others. (See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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

     It is the policy of the Company to sell at lower than manufacturers' suggested retail prices. Some manufacturers attempt to maintain the resale price of their products by refusing to sell to the Company or to other purchasers that do not adhere to suggested retail prices or that otherwise sell at discounted prices. To date, the Company believes that it has not been materially affected by its inability to purchase directly from such manufacturers. Both federal and state legislation is proposed from time to time which, if enacted, would restrict the Company's ability to purchase goods or extend the application of laws enabling the establishment of minimum prices. The Company cannot predict the effect on its business of the enactment of such federal or state legislation.

     Certain states, counties and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including the Company, within their jurisdictions. The Company believes that, if enacted, such laws and regulations could have a material adverse effect on the Company's operations.

ITEM 2--PROPERTIES

WAREHOUSE PROPERTIES

     At September 3, 2000, Costco operated 313 warehouse clubs: 237 in the United States (in 28 states); 59 in Canada (in 9 Canadian provinces); 10 in the United Kingdom (eight in England; two in Scotland); three in Korea, three in Taiwan, and one in Japan--primarily under the "Costco Wholesale" name. The following is a summary of owned and leased warehouses by region:

                              NUMBER OF WAREHOUSES

                                                                              LEASE LAND
                                                                OWN LAND        AND/OR
                                                              AND BUILDING     BUILDING     TOTAL
                                                              ------------    ----------    -----
UNITED STATES...............................................      184             53         237
CANADA......................................................       51              8          59
UNITED KINGDOM..............................................       10             --          10
KOREA.......................................................       --              3           3
TAIWAN......................................................       --              3           3
JAPAN.......................................................       --              1           1
                                                                  ---             --         ---
  Total.....................................................      245             68         313
                                                                  ===             ==         ===

     The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 2000:

                                                                         OTHER               TOTAL WAREHOUSES
         OPENINGS BY FISCAL YEAR            UNITED STATES   CANADA   INTERNATIONAL   TOTAL     IN OPERATION
         -----------------------            -------------   ------   -------------   -----   ----------------
1996 and prior............................       192          55           5          252          252
1997......................................         8          (1)          2            9          261
1998......................................        11           2           4           17          278
1999......................................        10           2           2           14          292
2000......................................        16           1           4           21          313
2001 (through 12/31/00)...................        14          --           3           17          330
                                                 ---          --          --          ---
  Total...................................       251          59          20          330
                                                 ===          ==          ==          ===

     As of September 3, 2000, the Company operated (through a 50%-owned joint venture) 18 warehouses in Mexico. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore their operations are not consolidated in the Company's financial statements.

     The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses, and operates various processing, packaging, and other facilities to support ancillary and other businesses.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of its operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting is scheduled for 10:00 a.m. on January 25, 2001, at the Doubletree Hotel in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names, ages and positions of the executive officers of the registrant.

                NAME                   AGE                    POSITION WITH COMPANY
-------------------------------------  ---    ------------------------------------------------------
James D. Sinegal                       64     President and Chief Executive Officer
Jeffrey H. Brotman                     58     Chairman of the Board
Richard D. DiCerchio                   57     Sr. Executive Vice President, Chief Operating
                                              Officer--Merchandising, Distribution and Construction
Richard A. Galanti                     44     Executive Vice President and Chief Financial Officer
Franz E. Lazarus                       53     Executive Vice President, International Operations and
                                              Ancillary Businesses
W. Craig Jelinek                       48     Executive Vice President, Chief Operating
                                              Officer--Northern Division and Midwest Region
Paul G. Moulton                        49     Executive Vice President, Marketing, E-commerce,
                                              Member Services and Publishing
Joseph P. Portera                      47     Executive Vice President, Chief Operating
                                              Officer--Eastern U.S. and Canadian Divisions
Dennis R. Zook                         51     Executive Vice President, Chief Operating
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

     Richard D. DiCerchio was named Senior Executive Vice President of the Company in 1997 and he is currently Senior Executive Vice President and Chief Operating Officer--Merchandising, Distribution and Construction and has been a director of the Company since October 1993. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer--Northern Division. He was appointed Chief Operating Officer--Western Region of Costco Wholesale Corporation in August 1992 and was appointed Executive Vice President and director of Costco Wholesale Corporation in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco Wholesale Corporation. He joined Costco Wholesale Corporation as Vice President, Operations in May 1983.

     Richard A. Galanti has been Executive Vice President and Chief Financial Officer of the Company since the Merger and has been a director of the Company since January 1995. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco Wholesale Corporation from January 1985, until the Merger, having joined Costco Wholesale Corporation as Vice President--Finance in March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation.

     Franz E. Lazarus was named Executive Vice President, Chief Operating Officer--International Operations in September 1995 and assumed the additional responsibilities over Manufacturing and Ancillary Businesses upon the retirement of David B. Loge in August 2000. From August 1994 to September 1995 Mr. Lazarus served as Executive Vice President, Chief Operating Officer--Northern Division of the Company. Subsequent to the Merger in October 1993, he served as Executive Vice President, Chief Operating Officer--Eastern Division. He was named Executive Vice President, Chief Operating Officer--East Coast Operations of Costco Wholesale Corporation in August 1992. Mr. Lazarus joined Costco Wholesale Corporation in November 1983 and has held various management positions prior to his current position.

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

     Paul G. Moulton was named Executive Vice President in October 1999 and has been responsible for Marketing, E-commerce and Member Services since August 1999. He was Senior Vice President, Information Systems from November 1997 to August 1999. From 1995 to 1997 he was Senior Vice President, COO of Costco Asia; and from 1992 to 1995 he was Senior Vice President, COO of Costco Europe. From 1990 to 1992 Mr. Moulton was Vice President of Finance and Corporate Treasurer and has held various management positions since joining Costco Wholesale Corporation in 1985.

     Joseph P. Portera has been Executive Vice President, Chief Operating Officer--Eastern Division of the Company since August 1994 and assumed the additional responsibilities of Chief Operating Officer--Canadian Division upon the retirement of Edward W. Maron in September 2000. He was Senior Vice President, Operations--Northern California Region from October 1993 to August 1994. From August 1991 to October 1993 he was Senior Vice President, Merchandising--Non Foods of Costco Wholesale Corporation, and has held various management positions since joining Costco Wholesale Corporation in April 1984.

     Dennis R. Zook has been Executive Vice President, Chief Operating Officer--Southern Division of the Company since the Merger, which includes management responsibilities for the Company's joint venture operation in Mexico. He was Executive Vice President of The Price Company since February 1989. Mr. Zook became Vice President of West Coast Operations of The Price Company in October 1988 and has held various management positions since joining The Price Company in October 1981.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Costco Common Stock is quoted on The Nasdaq Stock Market's National Market under the symbol "COST."

     The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 1998 through November 3, 2000. The quotations are as reported in published financial sources. The Company's Board of Directors approved a 2-for-1 stock split of Costco Common Stock which became effective for shareholders of record on December 24, 1999. The common stock began trading at the post-split price on January 14, 2000 and all stock prices below reflect the post-split price.

                                                           COSTCO COMMON STOCK
                                                           -------------------
                                                           HIGH           LOW
                                                           -----          ----
Calendar Quarters--1998
  First Quarter..........................................   29 3/32        21 1/16
  Second Quarter.........................................   31 39/64       25 11/16
  Third Quarter..........................................   32 1/2         22 17/32
  Fourth Quarter.........................................   37 7/16        22 5/32
Calendar Quarters--1999
  First Quarter..........................................   45 29/32       35 5/8
  Second Quarter.........................................   46 1/4         35 9/16
  Third Quarter..........................................   43 9/32        33 1/16
  Fourth Quarter.........................................   49 11/32       36
Calendar Quarters--2000
  First Quarter..........................................   55 61/64       42 1/16
  Second Quarter.........................................   58 7/16        30
  Third Quarter..........................................   38 3/8         31 5/16
  Fourth Quarter (through November 3, 2000)..............   36 5/8         30 5/8

     On November 3, 2000 the Company had 7,691 stockholders of record.

                                DIVIDEND POLICY

     Costco has never paid regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

ITEM 6--SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended September 3, 2000, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of Costco for fiscal 2000.

                          COSTCO WHOLESALE CORPORATION

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE DATA)

                                      53 WEEKS      52 WEEKS       52 WEEKS      52 WEEKS       52 WEEKS       53 WEEKS
                                       ENDED          ENDED          ENDED         ENDED         ENDED          ENDED
                                    SEPTEMBER 3,   AUGUST 29,     AUGUST 30,    AUGUST 31,    SEPTEMBER 1,   SEPTEMBER 3,
                                        2000          1999           1998          1997           1996           1995
                                    ------------   -----------    -----------   -----------   ------------   ------------
OPERATING DATA
Revenue
 Net sales........................  $31,620,723    $26,976,453    $23,830,380   $21,484,118   $19,213,866    $17,905,926
 Membership fees and other........      543,573        479,578        439,497       390,286       352,590        341,360
                                    -----------    -----------    -----------   -----------   -----------    -----------
   Total revenue..................   32,164,296     27,456,031     24,269,877    21,874,404    19,566,456     18,247,286
Operating expenses
 Merchandise costs................   28,322,170     24,170,199     21,379,691    19,314,485    17,345,315     16,225,848
 Selling, general &
   administrative.................    2,755,355      2,338,198      2,069,900     1,876,759     1,691,187      1,555,588
 Preopening expenses..............       42,321         31,007         27,010        27,448        29,231         25,018
 Provision for impaired assets and
   warehouse closing costs........        7,000         56,500          6,000        75,000(a)      10,000         7,500
                                    -----------    -----------    -----------   -----------   -----------    -----------
 Operating income.................    1,037,450        860,127        787,276       580,712       490,723        433,332
Other income (expense)
 Interest expense.................      (39,281)       (45,527)       (47,535)      (76,281)      (78,078)       (67,911)
 Interest income and other........       54,226         44,266         26,662        15,898        10,832          2,783
 Provision for merger and
   restructuring expenses.........           --             --             --            --            --             --
                                    -----------    -----------    -----------   -----------   -----------    -----------
Income from continuing operations
 before income taxes and
 cumulative effect of accounting
 change...........................    1,052,395        858,866        766,403       520,329       423,477        368,204
Provision for income taxes........      420,958        343,545        306,561       208,132       174,684        150,963
                                    -----------    -----------    -----------   -----------   -----------    -----------
Income from continuing operations
 before cumulative effect of
 accounting change................      631,437        515,321        459,842       312,197       248,793        217,241
 Cumulative effect of accounting
   change, net of tax.............           --       (118,023)(b)          --           --            --             --
                                    -----------    -----------    -----------   -----------   -----------    -----------
Income from continuing
 operations.......................      631,437        397,298        459,842       312,197       248,793        217,241
Discontinued operations:
 Income (loss), net of tax........           --             --             --            --            --             --
 Loss on disposal.................           --             --             --            --            --        (83,363)
                                    -----------    -----------    -----------   -----------   -----------    -----------
Net income (loss).................  $   631,437    $   397,298    $   459,842   $   312,197   $   248,793    $   133,878
                                    ===========    ===========    ===========   ===========   ===========    ===========
Per Share Data -- Diluted(c)
 Income from continuing operations
   before cumulative effect of
   accounting change..............  $      1.35    $      1.11    $      1.01   $      0.73   $      0.61    $      0.53
 Cumulative effect of accounting
   change, net of tax.............           --          (0.25)            --            --            --             --
                                    -----------    -----------    -----------   -----------   -----------    -----------
 Income from continuing
   operations.....................         1.35           0.86           1.01          0.73          0.61           0.53
Discontinued Operations:
 Income (loss), net of tax........           --             --             --            --            --             --
 Loss on Disposal.................           --             --             --            --            --          (0.19)
                                    -----------    -----------    -----------   -----------   -----------    -----------
 Net income (loss)................  $      1.35    $      0.86    $      1.01   $      0.73   $      0.61    $      0.34
                                    ===========    ===========    ===========   ===========   ===========    ===========
 Shares used in calculation.......      475,737        471,120        463,371       449,336       435,781        447,219

                                     52 WEEKS      52 WEEKS      52 WEEKS       52 WEEKS
                                       ENDED         ENDED         ENDED         ENDED
                                    AUGUST 28,    AUGUST 29,    AUGUST 30,    SEPTEMBER 1,
                                       1994          1993          1992           1991
                                    -----------   -----------   -----------   ------------
OPERATING DATA
Revenue
 Net sales........................  $16,160,911   $15,154,685   $13,820,380   $11,813,509
 Membership fees and other........      319,732       309,129       276,998       228,742
                                    -----------   -----------   -----------   -----------
   Total revenue..................   16,480,643    15,463,814    14,097,378    12,042,251
Operating expenses
 Merchandise costs................   14,662,891    13,751,153    12,565,463    10,755,823
 Selling, general &
   administrative.................    1,425,549     1,314,660     1,128,898       934,120
 Preopening expenses..............       24,564        28,172        25,595        16,289
 Provision for impaired assets and
   warehouse closing costs........        7,500         5,000         2,000         1,850
                                    -----------   -----------   -----------   -----------
 Operating income.................      360,139       364,829       375,422       334,169
Other income (expense)
 Interest expense.................      (50,472)      (46,116)      (35,525)      (26,041)
 Interest income and other........       13,888        17,750        28,958        33,913
 Provision for merger and
   restructuring expenses.........     (120,000)           --            --            --
                                    -----------   -----------   -----------   -----------
Income from continuing operations
 before income taxes and
 cumulative effect of accounting
 change...........................      203,555       336,463       368,855       342,041
Provision for income taxes........       92,657       133,620       145,833       134,748
                                    -----------   -----------   -----------   -----------
Income from continuing operations
 before cumulative effect of
 accounting change................      110,898       202,843       223,022       207,293
 Cumulative effect of accounting
   change, net of tax.............           --            --            --            --
                                    -----------   -----------   -----------   -----------
Income from continuing
 operations.......................      110,898       202,843       223,022       207,293
Discontinued operations:
 Income (loss), net of tax........      (40,766)       20,404        19,385        11,566
 Loss on disposal.................     (182,500)           --            --            --
                                    -----------   -----------   -----------   -----------
Net income (loss).................  $  (112,368)  $   223,247   $   242,407   $   218,859
                                    ===========   ===========   ===========   ===========
Per Share Data -- Diluted(c)
 Income from continuing operations
   before cumulative effect of
   accounting change..............  $      0.25   $      0.46   $      0.49   $      0.47
 Cumulative effect of accounting
   change, net of tax.............           --            --            --            --
                                    -----------   -----------   -----------   -----------
 Income from continuing
   operations.....................         0.25          0.46          0.49          0.47
Discontinued Operations:
 Income (loss), net of tax........        (0.09)         0.04          0.04          0.02
 Loss on Disposal.................        (0.42)           --            --            --
                                    -----------   -----------   -----------   -----------
 Net income (loss)................  $     (0.26)  $      0.50   $      0.53   $      0.49
                                    ===========   ===========   ===========   ===========
 Shares used in calculation.......      438,664       480,324       490,180       468,404

------------------------------
(a) Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.09 per diluted share) provision for asset impairment.

(b) Represents a one-time non-cash charge reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method.

(c) All per share data reflects the 2-for-1 stock split which became effective for shareholders of record on December 24, 1999. The common stock began trading at the post-split price on January 14, 2000.

                          COSTCO WHOLESALE CORPORATION

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT WAREHOUSE DATA)

                                  SEPTEMBER 3,   AUGUST 29,   AUGUST 30,   AUGUST 31,   SEPTEMBER 1,   SEPTEMBER 3,   AUGUST 28,
                                      2000          1999         1998         1997          1996           1995          1994
                                  ------------   ----------   ----------   ----------   ------------   ------------   ----------
BALANCE SHEET DATA
  Working capital (deficit).....   $   65,759    $  449,680   $  431,288   $  145,903    $   56,710     $    9,381    $ (113,009)
  Property and equipment, net...    4,834,116     3,906,888    3,395,372    3,154,634     2,888,310      2,535,593     2,146,396
    Total assets................    8,633,940     7,505,001    6,259,820    5,476,314     4,911,861      4,437,419     4,235,659
  Short-term debt...............        9,500            --           --       25,460        59,928         75,725       149,340
  Long-term debt and capital
    lease obligations, net......      790,053       918,888      930,035      917,001     1,229,221      1,094,615       795,492
  Stockholders' equity..........   $4,240,280    $3,532,110   $2,965,886   $2,468,116    $1,777,798     $1,530,744    $1,684,960
WAREHOUSES IN OPERATION
  Beginning of year.............          292           278          261          252           240            221           200
  Opened(a).....................           25            21           18(c)         17           20             24            29
  Closed(b).....................           (4)           (7)          (1)          (8)           (8)            (5)           (8)
                                   ----------    ----------   ----------   ----------    ----------     ----------    ----------
  End of Year...................          313           292          278          261           252            240           221
                                   ==========    ==========   ==========   ==========    ==========     ==========    ==========

                                  AUGUST 29,   AUGUST 30,   SEPTEMBER 1,
                                     1993         1992          1991
                                  ----------   ----------   ------------
BALANCE SHEET DATA
  Working capital (deficit).....  $  127,312   $  281,592    $  304,703
  Property and equipment, net...   1,966,601    1,704,052     1,183,432
    Total assets................   3,930,799    3,576,543     2,986,094
  Short-term debt...............      23,093           --            --
  Long-term debt and capital
    lease obligations, net......     812,576      813,976       500,440
  Stockholders' equity..........  $1,796,728   $1,593,943    $1,429,703
WAREHOUSES IN OPERATION
  Beginning of year.............         170          140           119
  Opened(a).....................          37           31            23
  Closed(b).....................          (7)          (1)           (2)
                                  ----------   ----------    ----------
  End of Year...................         200          170           140
                                  ==========   ==========    ==========

------------------------------
(a) Includes relocations as well as new warehouse openings.

(b) Includes relocations as well as outright closings.

(c) Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects, or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, and other risks identified from time to time in the Company's public statements and reports filed with the SEC.

     The Company's Board of Directors approved a 2-for-1 stock split of Costco Common Stock whereby shareholders of record received one additional share of common stock for every share held on the record date of December 24, 1999. The common stock began trading at a post-split price on January 14, 2000, and all per share data reflects that 2-for-1 stock split.

COMPARISON OF FISCAL 2000 (53 WEEKS) AND FISCAL 1999 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

     Net income for fiscal 2000, a 53-week fiscal year, increased 59% to $631,437, or $1.35 per diluted share, from $397,298, or $0.86 per diluted share during fiscal year 1999, a 52-week fiscal year. Net income for fiscal 1999 was impacted by both a $50,000 fourth quarter pre-tax provision for impaired assets and warehouse closing costs, as well as the one-time $118,023 non-cash, after-tax charge recorded in the first quarter of fiscal 1999, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method. Excluding the impact of these two charges, net income in fiscal 1999 would have been $545,321, or $1.18 per diluted share and would have resulted in a 16% increase in net income in fiscal 2000 compared to fiscal 1999.

     Net sales increased 17% to $31,620,723 in fiscal 2000 from $26,976,453 in fiscal 1999. This increase was due to: (i) higher sales at existing locations opened prior to fiscal 1999; (ii) increased sales at 14 warehouses (21 opened, 7 closed) that were opened in fiscal 1999 and in operation for the entire 2000 fiscal year; (iii) first year sales at the 21 new warehouses opened (25 opened, 4 closed) during fiscal 2000; and (iv) fiscal 2000 being a 53-week fiscal year. Changes in prices did not materially impact sales levels.

     Comparable sales, that is sales in warehouses open for at least a year, increased at an 11% annual rate in fiscal 2000 compared to a 10% annual rate during fiscal 1999.

     Membership fees and other revenue increased 13% to $543,573, or 1.72% of net sales, in fiscal 2000 from $479,578, or 1.78% of net sales, in fiscal 1999. This increase was primarily due to membership sign-ups at the 21 new warehouses opened in fiscal 2000.

     Gross margin (defined as net sales minus merchandise costs) increased 18% to $3,298,553, or 10.43% of net sales, in fiscal 2000 from $2,806,254, or 10.40%
of net sales, in fiscal 1999. Gross margin as a percentage of net sales increased due to increased sales penetration of certain higher gross margin ancillary businesses and private label products and improved performance of the Company's international operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $8,150 at September 3, 2000, and $11,150 at August 29, 1999.

     Selling, general and administrative expenses as a percent of net sales increased to 8.71% during fiscal 2000 from 8.67% during fiscal 1999, primarily reflecting higher expenses associated with international expansion, the rollout of certain ancillary businesses and an increase in credit card merchant fees associated with the rollout of a new co-branded credit card program which was partially offset by a year-over-year improvement in the Company's core warehouse operations driven by an increase in comparable warehouse sales and improvements within Central and Regional administrative offices.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Preopening expenses totaled $42,321, or 0.13% of net sales, during fiscal 2000 and $31,007, or 0.11% of net sales, during fiscal 1999. During fiscal 2000, the Company opened 25 new warehouses compared to 21 new warehouses during fiscal 1999. Pre-opening expenses also include costs related to remodels, expanded fresh foods and ancillary operations at existing warehouses, as well as expanded international operations, and the opening of two new regional offices.

     The provision for impaired assets and warehouse closing costs was $7,000 in fiscal 2000 compared to $56,500 in fiscal 1999. The fiscal 2000 provision includes a charge of $10,956 for the impairment of long-lived assets, which was offset by $3,956 of gains on the sale of real property. The fiscal 1999 provision includes a charge of $31,080 for the impairment of long-lived assets and $30,865 for warehouse and other facility closing costs, which were offset by $5,445 of gains on the sale of real property. The provision for warehouse closing costs in fiscal 1999 includes $24,773 for future lease obligations and $6,092 for other expenses directly related to the closedown of warehouses and other facilities. At September 3, 2000, the reserve for warehouse closing costs was $11,762, of which $8,887 related to future lease obligations.

     Interest expense totaled $39,281 in fiscal 2000, and $45,527 in fiscal 1999. The decrease in interest expense is primarily due to an increase in capitalized interest related to construction projects and a decrease in the interest rate related to the 7 1/8% Senior Notes due to entering into a "fixed-to-floating" interest rate swap agreement in December 1999 that effectively converted the fixed rate of 7 1/8% to a floating rate indexed to the 30-day commercial paper rate. In August 2000 the swap agreement was amended to index the floating rate to the three-month LIBOR rate.

     Interest income and other totaled $54,226 in fiscal 2000 compared to $44,266 in fiscal 1999. The increase was primarily due to higher rates of interest earned on higher balances of cash and cash equivalents and short-term investments during fiscal 2000 as compared to fiscal 1999 and improved earnings from Costco Mexico; a 50% owned joint venture.

     The effective income tax rate on earnings was 40% in both fiscal 2000 and fiscal 1999.

COMPARISON OF FISCAL 1999 (52 WEEKS) AND FISCAL 1998 (52 WEEKS):
  (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

     Net income for fiscal 1999 was impacted by both a $50,000 fourth quarter pre-tax provision for impaired assets and warehouse closing costs, as well as the one-time $118,023 non-cash, after-tax charge recorded in the first quarter of fiscal 1999, reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method. The impact of these two charges resulted in net income for fiscal 1999 of $397,298, or $.86 per diluted share compared to fiscal 1998 net income of $459,842, or $1.01 per diluted share. Excluding the impact of these two charges, net income in fiscal 1999 would have been $545,321, or $1.18 per diluted share. Assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, net income for fiscal 1998 would have been $444,451, or $.98 per diluted share; and the year-over-year earnings per share increase, adjusted for these items, would have been 20%.

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

     Membership fees and other revenue increased 9% to $479,578, or 1.78% of net sales, in fiscal 1999 from $439,497, or 1.84% of net sales, in fiscal 1998. This increase is primarily due to membership sign-ups at the

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
14 new warehouses opened in fiscal 1999 and a five dollar increase in the annual membership fee for both Business and Gold Star members effective April 1, 1998 in the United States and May 1, 1998 in Canada.

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

     Gross margin (defined as net sales minus merchandise costs) increased 15% to $2,806,254, or 10.40% of net sales, in fiscal 1999 from $2,450,689, or 10.28%
of net sales, in fiscal 1998. Gross margin as a percentage of net sales increased due to increased sales penetration of certain higher gross margin ancillary businesses, favorable inventory shrink results, and improved performance of the Company's international operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. If all inventories had been valued under the first-in, first-out (FIFO) method, inventories would have been higher by $11,150 at August 29, 1999 and $16,150 at August 30, 1998.

     Selling, general and administrative expenses as a percent of net sales decreased to 8.67% during fiscal 1999 from 8.69% during fiscal 1998. This decrease primarily reflects the increase in comparable warehouse sales noted above, and a year-over-year improvement in the Company's core warehouse operations and Central and Regional administrative offices, which were partially offset by higher expenses associated with international expansion and certain ancillary businesses.

     Preopening expenses totaled $31,007, or 0.11% of net sales, during fiscal 1999 and $27,010, or 0.11% of net sales, during fiscal 1998. During fiscal 1999, the Company opened 21 new warehouses compared to 16 new warehouses during fiscal 1998. Pre-opening expenses also include costs related to remodels, expanded fresh foods and ancillary operations at existing warehouses.

     The provision for impaired assets and warehouse closing costs was $56,500 in fiscal 1999 compared to $6,000 in fiscal 1998. The fiscal 1999 provision includes a charge of $31,080 for the impairment of long-lived assets and $30,865 for warehouse and other facility closing costs, which were offset by $5,445 of gains on the sale of real property. The provision for warehouse closing costs includes $24,773 for lease obligations and $6,092 for other expenses directly related to the closedown of warehouses and other facilities. The increase in warehouse closing costs is primarily attributable to the Company's decision in the fourth quarter of fiscal 1999 to relocate several warehouses (which were not otherwise impaired) to larger and better-located facilities.

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

     While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $900,000 to $1,100,000 during fiscal 2001 in the United States and Canada for real estate, construction,

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
remodeling and equipment for warehouse clubs and related operations; and approximately $150,000 to $200,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (which totaled $572,531 at September 3, 2000), short-term borrowings under revolving credit facilities and other financing sources as required.

     Expansion plans for the United States and Canada during fiscal 2001 are to open approximately 34 to 36 new warehouse clubs, including 5 to 6 relocations of existing warehouses to larger and better-located warehouses. The Company expects to continue expansion of its international operations and plans to open 2 to 3 additional units in the United Kingdom through its 80%-owned subsidiary, two additional units in Korea through its 95%-owned subsidiary and one additional unit in Japan through a wholly-owned subsidiary during the next year. Other international markets are being assessed.

     Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of September 3, 2000, Costco Mexico operated 18 warehouses in Mexico and plans to open one to two new warehouse clubs during fiscal 2001.

Acquisition of Minority Interest

     On May 26, 2000, the Company acquired from the Littlewoods Organisation PLC its 20% equity interest in Costco Wholesale UK Limited, bringing the Company's ownership in Costco Wholesale UK Limited to 80%. The acquisition was funded with cash and cash equivalents on hand. Costco Wholesale UK Limited currently operates ten Costco warehouse locations--eight in England and two in Scotland.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

     The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of 11 banks, which expires in January 2001. At September 3, 2000, no amounts were outstanding under the loan facility or the commercial paper program. On November 15, 2000, the bank facility was increased to $500,000 of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005.

     In addition, a wholly owned Canadian subsidiary has a $136,000 commercial paper program supported by a $95,000 bank credit facility with three Canadian banks, which expires in March, 2001. At September 3, 2000, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $520,000 combined amounts of the respective supporting bank credit facilities.

Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $372,000. The outstanding commitments under these facilities at September 3, 2000 totaled approximately $273,000, including approximately $28,000 in standby letters of credit.

Derivatives

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at September 3, 2000 were not material to the Company's results of operations or its financial position. Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate. On August 11, 2000, the swap agreement was amended to index the floating rate to the three-month LIBOR rate.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Position and Cash Flows

     Working capital totaled approximately $66,000 at September 3, 2000, compared to working capital of $450,000 at August 29, 1999. The decrease in net working capital was primarily due to increases in accrued salaries and benefits and other current liabilities of approximately $171,000, accrued sales and other taxes of approximately $37,000, deferred membership income of approximately $36,000, short-term borrowings of approximately $10,000, and decreases in cash and cash equivalents and short-term investments of approximately $125,000 and in net inventory levels (inventories less accounts payable) of $5,000.

     Net cash provided by operating activities totaled $1,070,358 in fiscal 2000 compared to $940,863 in fiscal 1999. The increase in net cash from operating activities is primarily a result of increased net income, adjusted for the non-cash cumulative effect of accounting change.

     Net cash used in investing activities totaled $1,045,664 in fiscal 2000 compared to $953,923 in fiscal 1999. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $1,228,421 and $787,935 in fiscal 2000 and 1999, respectively. The Company opened 25 warehouses during fiscal 2000 compared to 21 warehouses opened during fiscal 1999. In addition, the Company plans to open approximately 15 new warehouses, including four relocations, in the first quarter of fiscal 2001 as compared to the 6 new warehouses opened in the first quarter of fiscal 2000. In fiscal 2000, the Company purchased an additional 20% interest in Costco UK from Littlewoods Organisation PLC. Net cash used in investing activities also reflects a decrease in short-term investments of $208,959 since the beginning of fiscal 2000.

     Net cash provided by financing activities totaled $58,605 in fiscal 2000 compared to $85,845 in fiscal 1999. This decrease is primarily due to the repurchase of 3.13 million shares of common stock partially offset by the proceeds from the exercise of stock options and an increase in bank overdrafts.

     The Company's balance sheet as of September 3, 2000 reflects a $1,128,939 or 15% increase in total assets since August 29, 1999. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program offset by a decrease in cash and cash equivalents and short-term investments.

Stock Repurchase Program (dollars in thousands except per share data)

     On November 5, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the subsequent three years. Under the program, the Company may repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand, as well as from future operating cash flows. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes including stock option grants under stock option programs. As of September 3, 2000, the Company had repurchased 3.13 million shares of common stock at an average price of $31.96 per share, totaling approximately $99,946 (excluding commissions).

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

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Membership Fee Increases

     Effective September 1, 2000 the Company has increased annual membership fees for its Gold Star (individual), Business, and Business Add-on Members. These fee increases, averaging approximately $5 per member across all member categories, will allow the Company to be even more competitive in the future, and pass on additional savings to its more than 18 million members worldwide.

Recent Accounting Pronouncements

     During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative and Hedging Activities, and in June 2000 issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company was required to adopt the provisions of SFAS 133 and 138 on September 4, 2000, the first day of fiscal 2001. The Company's use of derivative instruments is limited to the fixed-to-floating swap contract on its 7 1/8% Senior Notes and foreign exchange contracts and the impact of adoption was not material.

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised, and that this pronouncement will have no impact on its financial statements.

     In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on its financial statements.

Quantitative and Qualitative Disclosure of Market Risk

     The Company is exposed to financial market risk resulting from changes in interest and currency rates. As a policy, the Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

     The nature and amount of the Company's long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 3, 2000, approximately 54% of the Company's debt is fixed rate. The Company's primary interest rate exposure results from changes in LIBOR which is used to determine the interest rate applicable to its $300,000 7 1/8% Senior Notes and $140,000 unsecured note payable to banks. Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on the $300,000 7 1/8% Senior Notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate. On August 11, 2000 the swap agreement was amended to index the floating rate to the three-month LIBOR rate. The Company's potential increase in interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of its variable rate obligations would be approximately $4,400 pre-tax.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The Company's long-term debt also includes its $900,000 principal amount at maturity Zero Coupon Subordinated Notes. While fluctuations in interest rates may affect the fair value of this debt, interest expense will not be affected due to the fixed interest rate of the Notes.

     The Company's short-term investments as of September 3, 2000, include corporate notes and bonds and certificates of deposit with maturities of less than sixty days. These investments are classified as available for sale. If interest rates were to increase or decrease immediately, it could have a material impact on the fair value of these investments. However, changes in interest rates would not likely have a material impact on interest income.

     Most foreign currency transactions have been conducted in local currencies, limiting the Company's exposure to changes in currency rates. The Company periodically enters into forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The foreign exchange contracts outstanding at September 3, 2000, were not material to the Company's results of operations or its financial position.

ITEM 8--FINANCIAL STATEMENTS

     Financial statements of Costco are as follows:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   22
Consolidated Balance Sheets, as of September 3, 2000 and
  August 29, 1999...........................................   23
Consolidated Statements of Income, for the 53 weeks ended
  September 3, 2000, 52 weeks ended August 29, 1999 and
  August 30, 1998...........................................   24
Consolidated Statements of Stockholders' Equity, for the 53
  weeks ended September 3, 2000, 52 weeks ended August 29,
  1999 and August 30, 1998..................................   25
Consolidated Statements of Cash Flows, for the 53 weeks
  ended September 3, 2000, 52 weeks ended August 29, 1999
  and August 30, 1998 August 30, 1998.......................   26
Notes to Consolidated Financial Statements..................   27

ITEM 9--CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Registrant, see Item--4A "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 25, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 25, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 25, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 25, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

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

     (b) Current reports on form 8-K filed--None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2000                         COSTCO WHOLESALE CORPORATION
                                          (Registrant)

                                          By/s/ RICHARD A. GALANTI
                                            ------------------------------------
                                                Richard A. Galanti
                                             Executive Vice President
                                                    and Chief Financial
                                                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  By /s/ JAMES D. SINEGAL                     November 10, 2000
------------------------------------------------------------
                      James D. Sinegal
      President, Chief Executive Officer and Director

                 By /s/ JEFFREY H. BROTMAN                    November 10, 2000
------------------------------------------------------------
                     Jeffrey H. Brotman
                   Chairman of the Board

                By /s/ RICHARD D. DICERCHIO                   November 10, 2000
------------------------------------------------------------
                    Richard D. DiCerchio
   Sr. Executive Vice President, Chief Operating Officer
 Merchandising, Distribution and Construction and Director

                 By /s/ RICHARD A. GALANTI                    November 10, 2000
------------------------------------------------------------
                     Richard A. Galanti
   Executive Vice President, Chief Financial Officer and
           Director (Principal Financial Officer)

                 By /s/ DAVID S. PETTERSON                    November 10, 2000
------------------------------------------------------------
                     David S. Petterson
            Senior Vice President and Controller
               (Principal Accounting Officer)

          By /s/ DR. BENJAMIN S. CARSON, SR., M.D.            November 10, 2000
------------------------------------------------------------
             Dr. Benjamin S. Carson, Sr., M.D.
                          Director

                  By /s/ HAMILTON E. JAMES                    November 10, 2000
------------------------------------------------------------
                     Hamilton E. James
                          Director

                 By /s/ RICHARD M. LIBENSON                   November 10, 2000
------------------------------------------------------------
                    Richard M. Libenson
                          Director

                 By /s/ JOHN W. MEISENBACH                    November 10, 2000
------------------------------------------------------------
                     John W. Meisenbach
                          Director

                      By /s/ CHARLES T. MUNGER                            November 10, 2000
  ---------------------------------------------------------------
                         Charles T. Munger
                              Director

                    By /s/ FREDERICK O. PAULSELL                          November 10, 2000
  ---------------------------------------------------------------
                       Frederick O. Paulsell
                              Director

                     By /s/ JILL S. RUCKELSHAUS                           November 10, 2000
  ---------------------------------------------------------------
                        Jill S. Ruckelshaus
                              Director

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Costco Wholesale Corporation:

     We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation (a Washington corporation) and subsidiaries ("Costco") as of September 3, 2000 and August 29, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the 53 weeks ended September 3, 2000 and the 52 weeks ended August 29, 1999 and August 30, 1998. These financial statements are the responsibility of Costco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costco as of September 3, 2000 and August 29, 1999, and the results of its operations and its cash flows for the 53 weeks ended September 3, 2000 and the 52 weeks ended August 29, 1999 and August 30, 1998, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the consolidated financial statements, during the year ended August 29, 1999, the Company changed its method of accounting for membership fee income from a cash basis to a deferred basis whereby membership fee income is recognized ratably over the one-year life of the membership.

                                          /s/  ARTHUR ANDERSEN LLP
Seattle, Washington
October 10, 2000

                          COSTCO WHOLESALE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                              SEPTEMBER 3,    AUGUST 29,
                                                                  2000           1999
                                                              ------------    -----------
                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   524,505     $   440,586
  Short-term investments....................................       48,026         256,688
  Receivables, net..........................................      174,375         168,648
  Merchandise inventories, net..............................    2,490,088       2,210,475
  Other current assets......................................      233,124         239,516
                                                              -----------     -----------
     Total current assets...................................    3,470,118       3,315,913
                                                              -----------     -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,621,798       1,264,125
  Buildings and leasehold and land improvements.............    3,007,752       2,444,640
  Equipment and fixtures....................................    1,311,110       1,138,568
  Construction in progress..................................      200,729         176,824
                                                              -----------     -----------
                                                                6,141,389       5,024,157
  Less-accumulated depreciation and amortization............   (1,307,273)     (1,117,269)
                                                              -----------     -----------
     Net property and equipment.............................    4,834,116       3,906,888
                                                              -----------     -----------
OTHER ASSETS................................................      329,706         282,200
                                                              -----------     -----------
                                                              $ 8,633,940     $ 7,505,001
                                                              ===========     ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings.....................................  $     9,500     $        --
  Accounts payable..........................................    2,197,139       1,912,632
  Accrued salaries and benefits.............................      422,264         414,276
  Accrued sales and other taxes.............................      159,717         122,932
  Deferred membership income................................      262,249         225,903
  Other current liabilities.................................      353,490         190,490
                                                              -----------     -----------
     Total current liabilities..............................    3,404,359       2,866,233
LONG-TERM DEBT..............................................      790,053         918,888
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       90,391          66,990
                                                              -----------     -----------
     Total liabilities......................................    4,284,803       3,852,111
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      108,857         120,780
                                                              -----------     -----------
STOCKHOLDERS' EQUITY
  Preferred stock $.005 par value; 200,000,000 shares
     authorized; no shares issued and outstanding...........           --              --
  Common stock $.005 par value; 1,800,000,000 shares
     authorized; 447,297,000 and 442,736,000 shares issued
     and outstanding........................................        2,236           2,214
  Additional paid-in capital................................    1,028,414         952,758
  Other accumulated comprehensive loss......................     (117,029)       (118,084)
  Retained earnings.........................................    3,326,659       2,695,222
                                                              -----------     -----------
     Total stockholders' equity.............................    4,240,280       3,532,110
                                                              -----------     -----------
                                                              $ 8,633,940     $ 7,505,001
                                                              ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

                          COSTCO WHOLESALE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            53 WEEKS      52 WEEKS      52 WEEKS
                                                             ENDED          ENDED         ENDED
                                                          SEPTEMBER 3,   AUGUST 29,    AUGUST 30,
                                                              2000          1999          1998
                                                          ------------   -----------   -----------
REVENUE
Net sales...............................................  $31,620,723    $26,976,453   $23,830,380
Membership fees and other...............................      543,573        479,578       439,497
                                                          -----------    -----------   -----------
  Total revenue.........................................   32,164,296     27,456,031    24,269,877
OPERATING EXPENSES
Merchandise costs.......................................   28,322,170     24,170,199    21,379,691
Selling, general and administrative.....................    2,755,355      2,338,198     2,069,900
Preopening expenses.....................................       42,321         31,007        27,010
Provision for impaired assets and warehouse closing
  costs.................................................        7,000         56,500         6,000
                                                          -----------    -----------   -----------
  Operating income......................................    1,037,450        860,127       787,276
OTHER INCOME (EXPENSE)
Interest expense........................................      (39,281)       (45,527)      (47,535)
Interest income and other...............................       54,226         44,266        26,662
                                                          -----------    -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.....................................    1,052,395        858,866       766,403
Provision for income taxes..............................      420,958        343,545       306,561
                                                          -----------    -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE....      631,437        515,321       459,842
Cumulative effect of accounting change, net of tax
  benefit of $78,682....................................           --       (118,023)           --
                                                          -----------    -----------   -----------
NET INCOME..............................................  $   631,437    $   397,298   $   459,842
                                                          ===========    ===========   ===========
NET INCOME PER COMMON SHARE:
  Basic earnings per share:
     Income before cumulative effect of accounting
       change...........................................  $      1.41    $      1.17   $      1.07
     Cumulative effect of accounting change, net of
       tax..............................................           --          (0.27)           --
                                                          -----------    -----------   -----------
  Net Income............................................  $      1.41    $      0.90   $      1.07
                                                          ===========    ===========   ===========
  Diluted earnings per share:
     Income before cumulative effect of accounting
       change...........................................  $      1.35    $      1.11   $      1.01
     Cumulative effect of accounting change, net of
       tax..............................................           --          (0.25)           --
                                                          -----------    -----------   -----------
  Net Income............................................  $      1.35    $      0.86   $      1.01
                                                          ===========    ===========   ===========
Shares used in calculation (000's)
  Basic.................................................      446,255        439,253       431,013
  Diluted...............................................      475,737        471,120       463,371
Pro forma amounts assuming accounting change had been in
  effect in fiscal 1998:
  Net Income............................................                               $   444,451
                                                                                       ===========
  Earnings per common share--basic......................                               $      1.03
                                                                                       ===========
  Earnings per common share--diluted....................                               $       .98
                                                                                       ===========

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE 53 WEEKS ENDED SEPTEMBER 3, 2000, 52 WEEKS ENDED AUGUST 29, 1999 AND
                                AUGUST 30, 1998
                                 (IN THOUSANDS)

                                                                              OTHER
                                            COMMON STOCK     ADDITIONAL    ACCUMULATED
                                          ----------------    PAID-IN     COMPREHENSIVE    RETAINED
                                          SHARES    AMOUNT    CAPITAL     INCOME/(LOSS)    EARNINGS      TOTAL
                                          -------   ------   ----------   -------------   ----------   ----------
BALANCE AT AUGUST 31, 1997..............  427,186   $2,136   $  706,324     $ (78,426)    $1,838,082   $2,468,116
Comprehensive Income
  Net Income............................       --       --           --            --        459,842      459,842
  Other accumulated comprehensive loss
    Foreign currency translation
      adjustment........................       --       --           --       (73,416)            --      (73,416)
                                          -------   ------   ----------     ---------     ----------   ----------
         Total comprehensive income.....       --       --           --       (73,416)       459,842      386,426
Stock options exercised including income
  tax benefits..........................    7,992       40      111,304            --             --      111,344
                                          -------   ------   ----------     ---------     ----------   ----------
BALANCE AT AUGUST 30, 1998..............  435,178    2,176      817,628      (151,842)     2,297,924    2,965,886
Comprehensive Income
  Net Income............................       --       --           --            --        397,298      397,298
  Other accumulated comprehensive loss
    Foreign currency translation
      adjustment........................       --       --           --        33,758             --       33,758
                                          -------   ------   ----------     ---------     ----------   ----------
         Total comprehensive income.....       --       --           --        33,758        397,298      431,056
Stock options exercised including income
  tax benefits..........................    6,468       33      110,282            --             --      110,315
Conversion of convertible debentures....    1,090        5       24,848            --             --       24,853
                                          -------   ------   ----------     ---------     ----------   ----------
BALANCE AT AUGUST 29, 1999..............  442,736    2,214      952,758      (118,084)     2,695,222    3,532,110
Comprehensive Income
  Net Income............................       --       --           --            --        631,437      631,437
  Other accumulated comprehensive loss
    Foreign currency translation
      adjustment........................       --       --           --         1,055             --        1,055
                                          -------   ------   ----------     ---------     ----------   ----------
         Total comprehensive income.....       --       --           --         1,055        631,437      632,492
Stock options exercised including income
  tax benefits..........................    7,688       38      175,520            --             --      175,558
Conversion of convertible debentures....        3       --           66            --             --           66
Repurchases of common stock.............   (3,130)     (16)     (99,930)           --             --      (99,946)
                                          -------   ------   ----------     ---------     ----------   ----------
BALANCE AT SEPTEMBER 3, 2000............  447,297   $2,236   $1,028,414     $(117,029)    $3,326,659   $4,240,280
                                          =======   ======   ==========     =========     ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               53 WEEKS      52 WEEKS     52 WEEKS
                                                                ENDED         ENDED        ENDED
                                                             SEPTEMBER 3,   AUGUST 29,   AUGUST 30,
                                                                 2000          1999         1998
                                                             ------------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................  $   631,437    $ 397,298    $ 459,842
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................      254,397      224,811      196,315
     Accretion of discount on zero coupon notes............       16,222       16,064       15,875
     Net gain on sale of property and equipment and
       other...............................................       (5,358)     (10,443)      (3,459)
     Provision for impaired assets.........................       10,956       31,080        5,629
     Change in deferred income taxes.......................        8,264      (22,666)      20,420
     Tax benefit from exercise of stock options............       76,730       48,392       37,229
     Cumulative effect of accounting change, net of tax....           --      118,023           --
     Change in receivables, other current assets, accrued
       and other current liabilities.......................      115,909      147,136       23,086
     Increase in merchandise inventories...................     (280,380)    (286,902)    (255,140)
     Increase in accounts payable..........................      253,031      284,238      243,164
     Other.................................................      (10,850)      (6,168)      (5,351)
                                                             -----------    ---------    ---------
       Total adjustments...................................      438,921      543,565      277,768
                                                             -----------    ---------    ---------
     Net cash provided by operating activities.............    1,070,358      940,863      737,610
                                                             -----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment......................   (1,228,421)    (787,935)    (571,904)
  Proceeds from the sale of property and equipment.........       62,730       58,670       80,698
  Purchase of minority interest............................      (51,792)          --           --
  Investment in unconsolidated joint ventures..............       (5,000)     (15,000)     (11,595)
  (Increase)/decrease in short-term investments............      208,959     (181,103)     (75,549)
  Increase in other assets and other, net..................      (32,140)     (28,555)     (31,096)
                                                             -----------    ---------    ---------
     Net cash used in investing activities.................   (1,045,664)    (953,923)    (609,446)
                                                             -----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under short-term credit facilities, net.......           --           --      (24,404)
  Net proceeds from issuance of long-term debt.............        2,199       10,336        9,928
  Repayments of long-term debt.............................      (10,513)     (11,675)      (9,307)
  Changes in bank overdraft................................       33,746       10,203       (3,321)
  Proceeds from short-term borrowings......................        9,435           --           --
  Proceeds from minority interests.........................       24,856       15,058       19,580
  Exercise of stock options................................       98,828       61,923       74,115
  Repurchases of common stock..............................      (99,946)          --           --
                                                             -----------    ---------    ---------
     Net cash provided by financing activities.............       58,605       85,845       66,591
                                                             -----------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................          620        5,827       (8,289)
                                                             -----------    ---------    ---------
  Net increase in cash and cash equivalents................       83,919       78,612      186,466
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR................      440,586      361,974      175,508
                                                             -----------    ---------    ---------
CASH AND CASH EQUIVALENTS END OF YEAR......................  $   524,505    $ 440,586    $ 361,974
                                                             ===========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (excludes amounts capitalized and paid for
     redemption premiums)..................................  $    21,996    $  27,107    $  29,191
  Income taxes.............................................  $   313,183    $ 294,860    $ 257,352

   The accompanying notes are an integral part of these financial statements

                          COSTCO WHOLESALE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco Wholesale Corporation primarily operates membership warehouses under the Costco Wholesale name.

     Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At September 3, 2000, Costco operated 313 warehouse clubs: 237 in the United States; 59 in Canada; 10 in the United Kingdom; three in Korea; three in Taiwan; and one in Japan. As of September 3, 2000, the Company also operated (through a 50%-owned joint venture) 18 warehouses in Mexico.

     The Company's investment in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

     Fiscal Years

     The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2000 was 53 weeks and fiscal years 1999 and 1998 were 52 weeks.

     Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Short-term Investments

     At September 3, 2000 and August 29, 1999, short-term investments consisted of the following:

                                                               2000        1999
                                                              -------    --------
Municipal securities........................................  $    --    $ 97,966
Corporate notes and bonds...................................   38,331      89,872
U.S. Treasury/Agency securities.............................       --      43,699
Certificates of deposit.....................................    9,667      24,841
Other.......................................................       28         310
                                                              -------    --------
     Total short-term investments...........................  $48,026    $256,688
                                                              =======    ========

     The Company's short-term investments have been designated as being available-for-sale and, accordingly, are reported at fair value. The fair market value of short term investments approximates their carrying value and unrealized holding gains and losses were not significant at September 3, 2000 or August 29, 1999. Realized gains and losses are included in interest income and were not significant in fiscal 2000, 1999 and 1998. Short-term investments held by the Company at September 3, 2000, mature between one and sixty days from the purchase date.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Receivables

     Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,368 at September 3, 2000 and $4,582 at August 29, 1999.

     Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $8,150 at September 3, 2000 and $11,150 at August 29, 1999.

                                                      SEPTEMBER 3,    AUGUST 29,
                                                          2000           1999
                                                      ------------    ----------
Merchandise inventories consist of:
  United States (primarily LIFO)....................   $2,035,097     $1,799,101
  Foreign (FIFO)....................................      454,991        411,374
                                                       ----------     ----------
     Total..........................................   $2,490,088     $2,210,475
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

     Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $10,919 in fiscal 2000, $4,380 in fiscal 1999, and $3,542 in fiscal 1998.

     Goodwill

     Goodwill, included in other assets, totaled $49,230 at September 3, 2000 and $42,568 at August 29, 1999, resulting from certain business combinations. Goodwill is being amortized over 2 to 40 years using the straight-line method. Accumulated amortization was $15,896 at September 3, 2000 and $14,787 at August 29, 1999.

     Acquisition of Minority Interest

     On May 26, 2000, the Company acquired from the Littlewoods Organisation PLC its 20% equity interest in Costco Wholesale UK Limited, bringing the Company's ownership in Costco Wholesale UK Limited to 80%. The acquisition was funded with cash and cash equivalents on hand. Costco Wholesale UK Limited currently operates ten Costco warehouse locations -- eight in England and two in Scotland.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Accounts Payable

     The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at September 3, 2000 and August 29, 1999 are $55,002 and $21,081 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

     Derivatives

     The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 2000 was immaterial to the Company's results of operations or its financial position.

     Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes which, as amended, replaces the fixed interest rate with a floating rate indexed to the three month LIBOR rate. The notional amount of the swap agreement is equal to the base value of the notes ($300,000). This swap agreement expires in June 2005, coinciding with the maturity date of the Senior Notes.

     Foreign Currency Translations

     Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses.

     Membership Fees

     Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis" to a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.25 per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999. If the deferred method of accounting for membership fee income had been in effect in fiscal 1998, net income would have been $444,451, or $.98 per diluted share.

     Preopening Expenses

     Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other startup operations are expensed as incurred.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Impairment of Long-Lived Assets

     The Company adopted the SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), as of the first quarter of fiscal 1997. In accordance with SFAS No. 121, the Company recorded pretax, non-cash charges of $10,956, $31,080, and $5,629 in fiscal 2000, 1999 and 1998, respectively, reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on market valuations for those assets whose carrying value was not recoverable through future cash flows. The Company periodically evaluates the realizability of long-lived assets based on expected future cash flows.

     Warehouse Closing Costs

     Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. As of September 3, 2000, the Company's reserve for warehouse closing costs was $11,762, of which $8,887 related to lease obligations.

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

                                                                  52 WEEKS ENDED
                                      53 WEEKS ENDED     ---------------------------------
                                     SEPTEMBER 3, 200    AUGUST 29, 1999   AUGUST 30, 1998
                                     -----------------   ---------------   ---------------
Net income available to common
  stockholders used in basic EPS...      $631,437           $397,298          $459,842
Interest on convertible bonds, net
  of tax...........................         9,772              9,640             9,529
                                         --------           --------          --------
Net income available to common
  stockholders after assumed
  conversions of dilutive
  securities.......................      $641,209           $406,938          $469,371
                                         ========           ========          ========
Weighted average number of common
  shares used in basic EPS
  (000's)..........................       446,255            439,253           431,013
Stock options (000's)..............        10,135             11,890            11,920
Conversion of convertible bonds
  (000's)..........................        19,347             19,977            20,438
                                         --------           --------          --------
Weighted number of common shares
  and dilutive potential common
  stock used in diluted EPS
  (000's)..........................       475,737            471,120           463,371
                                         ========           ========          ========

     All per share data reflects a 2-for-1 stock split which was approved by the Company's Board of Directors for shareholders of record on December 24,1999. The common stock began trading at a post-split price on January 14, 2000.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The diluted share base calculation for fiscal years ended September 3, 2000, August 29, 1999 and August 30, 1998 excludes 3,659,000, 4,797,000 and
375,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal years.

     In November 1998, the Company's Board of Directors authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the next three years. Under the program, the Company may repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand, as well as from future operating cash flows. The repurchased shares would constitute authorized but unissued shares and would be used for general corporate purposes including stock option grants under stock option programs. As of September 3, 2000, the Company had repurchased 3.13 million shares of common stock at an average price of $31.96 per share, totaling approximately $99,946 excluding commissions.

     Supplemental Disclosure of Significant Non-Cash Activities

       Fiscal 2000 Non-Cash Activities

     - None.

       Fiscal 1999 Non-Cash Activities

     - In March 1999, approximately $48,000 principal amount of the $900,000, 3 1/2% Zero Coupon Convertible Subordinated Notes were converted into approximately 1.09 million shares of Costco Common Stock.

       Fiscal 1998 Non-Cash Activities

     - None.

     Recent Accounting Pronouncements

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative and Hedging Activities, and in June 2000, issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company was required to adopt the provisions of SFAS 133 and 138 on September 4, 2000, the first day of fiscal 2001. The Company's use of derivative instruments is limited to the fixed-to-floating swap contract on its 7 1/8% Senior Notes and foreign exchange contracts and the impact of adoption was not material.

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are currently in conformity with the guidelines in SAB 101, as revised, and that this pronouncement will have no impact on its financial statements.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In March 2000, the Financial Accounting Standard Board, or FASB, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on its financial statements.

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

NOTE 2--DEBT

     Bank Lines of Credit and Commercial Paper Programs

     The Company has in place a $425,000 commercial paper program supported by a $425,000 bank credit facility with a group of 11 banks, which expires in January 2001. At September 3, 2000, no amounts were outstanding under the loan facility or the commercial paper program. On November 15, 2000, the bank facility was increased to $500,000 of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005.

     In addition, a wholly owned Canadian subsidiary has a $136,000 commercial paper program supported by a $95,000 bank credit facility with three Canadian banks, which expires in March 2001. At September 3, 2000, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $520,000 combined amounts of the respective supporting bank credit facilities.

     Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $372,000. The outstanding commitments under these facilities at September 3, 2000 totaled approximately $273,000, including approximately $28,000 in standby letters of credit.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT (CONTINUED)
     Short-Term Borrowings

     The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 2000 and 1999:

                                MAXIMUM AMOUNT    AVERAGE AMOUNT    WEIGHTED AVERAGE
                                  OUTSTANDING       OUTSTANDING      INTEREST RATE
    CATEGORY OF AGGREGATE         DURING THE        DURING THE         DURING THE
    SHORT-TERM BORROWINGS           PERIOD            PERIOD             PERIOD
    ---------------------       ---------------   ---------------   ----------------
PERIOD ENDED SEPTEMBER 3, 2000
Bank borrowings:
  U.S.........................      $    --            $ --                 --%
  Canadian....................        5,080             206               6.93
  Other International.........        9,500             731               1.38
Commercial Paper:
  U.S.........................           --              --                 --
  Canadian....................       69,265             846               5.10
PERIOD ENDED AUGUST 29, 1999
Bank borrowings:
  U.S.........................      $    --            $ --                 --%
  Canadian....................        5,753              87               6.50
  Other International.........           --              --                 --
Commercial Paper:
  U.S.........................           --              --                 --
  Canadian....................       13,380             682               4.84

     Long-term Debt

     Long-term debt at September 3, 2000 and August 29, 1999:

                                                           2000        1999
                                                         --------    --------
7 1/8% Senior Notes due June 2005......................  $300,000    $300,000
3 1/2% Zero Coupon convertible subordinated notes due
  August 2017..........................................   473,005     456,783
Unsecured note payable to banks due April 2001.........   140,000     140,000
Notes payable secured by trust deeds on real estate....    11,221      12,723
Capital lease obligations and other....................    14,576      21,213
                                                         --------    --------
                                                          938,802     930,719
Less current portion (included in other current
  liabilities).........................................   148,749      11,831
                                                         --------    --------
Total long-term debt...................................  $790,053    $918,888
                                                         ========    ========

     The Company issued $300,000 of 7 1/8% Senior Notes in fiscal 1995. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain certain limitations on the Company's and certain subsidiaries' ability to create liens securing indebtedness and to enter into certain sale leaseback transactions. In December 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement which, as amended, replaces the fixed interest rate with a floating rate indexed to LIBOR.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--DEBT (CONTINUED)
     In April 1996, the Company borrowed $140,000 from a group of banks under a five-year unsecured term loan. Interest only is payable quarterly at rates based on LIBOR.

     On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity of Zero Coupon Subordinated Notes (the "Notes") due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 20,438,180 shares of Costco Common Stock at an initial conversion price of $22.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2002, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. As of September 3, 2000, $48,123 in principal amount of the Zero Coupon Notes were converted by note holders to shares of Costco Common Stock.

     In February, 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. Although the registration statement was declared effective, no securities have been issued under this filing.

     At September 3, 2000, the fair value of the 7 1/8% Senior Notes, based on market quotes, was approximately $300,120. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at September 3, 2000, based on market quotes, was approximately $727,418. The fair value of other long-term debt approximates carrying value.

     Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2001........................................................  $148,749
2002........................................................     3,829
2003........................................................     1,586
2004........................................................     1,264
2005........................................................   301,396
Thereafter..................................................   481,978
                                                              --------
  Total.....................................................  $938,802
                                                              ========

  NOTE 3--LEASES

     The Company leases land and/or warehouse buildings at 68 of the 313 warehouses open at September 3, 2000, and certain other office and distribution facilities under operating leases with remaining terms ranging from 1 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material.

     Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  NOTE 3--LEASES (CONTINUED)
     Aggregate rental expense for fiscal 2000, 1999, and 1998, was $67,886, $59,263, and $55,375, respectively. Future minimum payments during the next five fiscal years and thereafter under non-cancelable leases with terms in excess of one year, at September 3, 2000, were as follows:

2001........................................................    $ 66,056
2002........................................................      65,426
2003........................................................      64,051
2004........................................................      64,339
2005........................................................      60,452
Thereafter..................................................     622,309
                                                                --------
  Total minimum payments....................................    $942,633
                                                                ========

NOTE 4--STOCK OPTIONS

     The Company's 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. Prior to the merger of The Price Company and Costco Wholesale Corporation, various incentive and non-qualified stock option plans existed which allowed certain key employees and directors to purchase or be granted common stock of The Price Company and Costco Wholesale Corporation (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable upon vesting. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the merger, new grants of options have not been made under the Old Stock Option Plans. At September 3, 2000 options for approximately 12.6 million shares were vested and 11.8 million shares were available for future grants under the plan.

     The Company applies Accounting Principles Board Opinion (APB) No. 25 and related Interpretations in accounting for stock options. The Company grants stock options at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                               2000        1999        1998
                                             --------    --------    --------
Net income:
  As reported..............................  $631,437    $397,298    $459,842
  Pro forma................................  $570,669    $352,660    $438,053
Net income per share (diluted):
  As reported..............................  $   1.35    $    .86    $   1.01
  Pro forma................................  $   1.22    $    .77    $    .97

     The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 2000, 1999 and 1998 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--STOCK OPTIONS (CONTINUED)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                   2000       1999       1998
                                                  -------    -------    -------
Risk free interest rate.........................    6.56%      5.09%      5.60%
Expected life...................................  5 years    7 years    7 years
Expected volatility.............................      42%        37%        34%
Expected dividend yield.........................       0%         0%         0%

     Stock option transactions relating to the aggregate of the Old and New Stock Option Plans are summarized below (shares in thousands):

                                                 2000                 1999                 1998
                                           -----------------    -----------------    -----------------
                                           SHARES   PRICE(1)    SHARES   PRICE(1)    SHARES   PRICE(1)
                                           ------   --------    ------   --------    ------   --------
Under option at beginning of year........  36,778    $19.89     34,604    $13.52     34,642    $ 9.98
Granted(2)...............................   7,501     42.76      9,106     36.90      8,428     23.84
Exercised................................  (7,688)    12.74     (6,468)     9.95     (7,992)     9.30
Cancelled................................    (570)    25.47       (464)    18.34       (474)     9.91
                                           ------    ------     ------    ------     ------    ------
Under option at end of year..............  36,021    $26.09     36,778    $19.89     34,604    $13.52
                                           ======    ======     ======    ======     ======    ======

------------------------------
(1) Weighted-average exercise price/grant price

(2) The weighted-average fair value based on the Black-Scholes model of options granted during fiscal 2000, 1999 and 1998, were $20.35, $15.50, and $9.86, respectively.

     The following table summarizes information regarding stock options outstanding at September 3, 2000:

                                                    OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                             ---------------------------------    --------------------
                                                        REMAINING
                                                       CONTRACTUAL
              RANGE OF PRICES                NUMBER      LIFE(1)      PRICE(1)    NUMBER     PRICE(1)
              ---------------                ------    -----------    --------    -------    ---------
$ 5.67 - $13.44............................  12,758        5.2         $10.75      8,285      $10.08
$14.06 - $36.91............................  16,057        7.9          30.41      4,009       27.16
$43.00 - $52.50............................   7,206        9.5          43.65        279       47.22
                                             ------        ---         ------     ------      ------
                                             36,021        7.3         $26.09     12,573      $16.35
                                             ======        ===         ======     ======      ======

------------------------------
(1) Weighted-average

     At August 29, 1999 and August 30, 1998, there were 12,488 and 11,852 options exercisable at weighted average exercise prices of $21.19 and $9.83, respectively.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--RETIREMENT PLANS (CONTINUED)
     California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. In June 1995, the Company also established a 401(k) plan for the California union employees. The plan currently allows pre-tax deferral against which the Company matches 50% of the first four hundred dollars of employee contributions.

     Amounts expensed under these plans were $97,830, $85,974, and $73,764 for fiscal 2000, 1999, and 1998, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under the SFAS No. 106 "Employer's Accounting for Post-retirement Benefits Other than Pensions."

NOTE 6--INCOME TAXES

     The provisions for income taxes for fiscal 2000, 1999, and 1998 are as follows:

                                             2000        1999          1998
                                           --------    --------      --------
Federal:
  Current................................  $290,995    $259,104      $214,788
  Deferred...............................     2,894     (70,248)       (3,415)
                                           --------    --------      --------
     Total federal.......................   293,889     188,856       211,373
                                           --------    --------      --------
State:
  Current................................    57,753      54,701        49,881
  Deferred...............................     2,072     (13,418)       (2,231)
                                           --------    --------      --------
     Total state.........................    59,825      41,283        47,650
                                           --------    --------      --------
Foreign:
  Current................................    64,210      52,416        47,096
  Deferred...............................     3,034     (17,692)          442
                                           --------    --------      --------
     Total foreign.......................    67,244      34,724        47,538
                                           --------    --------      --------
     Total provision for income taxes....  $420,958    $264,863(a)   $306,561
                                           ========    ========      ========

------------------------------
(a) Total provision for income taxes includes a provision on income before the cumulative effect of accounting change of $343,545 and a tax benefit of $78,682 resulting from the cumulative effect of accounting change.

     Reconciliation between the statutory tax rate and the effective rate for fiscal 2000, 1999, and 1998 is as follows:

                                                2000                1999                1998
                                          ----------------    ----------------    ----------------
Federal taxes at statutory rate.........  $368,338   35.00%   $231,756   35.00%   $268,241   35.00%
State taxes, net........................    40,202    3.82      28,870    4.36      33,722    4.40
Foreign taxes, net......................    10,221     .97      10,532    1.59       8,543    1.11
Other...................................     2,197     .21      (6,295)  (0.95)     (3,945)  (0.51)
                                          --------   -----    --------   -----    --------   -----
  Provision at effective tax rate.......  $420,958   40.00%   $264,863   40.00%   $306,561   40.00%
                                          ========   =====    ========   =====    ========   =====

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES (CONTINUED)
     The components of the deferred tax assets and liabilities are as follows:

                                                SEPTEMBER 3, 2000    AUGUST 29, 1999
                                                -----------------    ---------------
Accrued liabilities...........................      $118,385            $118,912
Deferred membership fees......................       108,331              78,151
Other.........................................         7,414              15,589
                                                    --------            --------
  Total deferred tax assets...................       234,130             212,652
                                                    --------            --------
Property and equipment........................        98,149              52,795
Merchandise inventories.......................        37,063              42,551
Other.........................................           297              10,684
                                                    --------            --------
  Total deferred tax liabilities..............       135,509             106,030
                                                    --------            --------
Net deferred tax assets.......................      $ 98,621            $106,622
                                                    ========            ========

     The deferred tax accounts at September 3, 2000 and August 29, 1999 include current deferred income tax assets of $179,007 and $164,839, respectively, and non-current deferred income tax liabilities of $80,386 and $58,217, respectively. Current deferred income tax assets are included in other current assets.

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

NOTE 8--SEGMENT REPORTING

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

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

                                                                             OTHER
                                          UNITED STATES     CANADIAN     INTERNATIONAL
                                           OPERATIONS      OPERATIONS     OPERATIONS         TOTAL
                                          -------------    ----------    -------------    -----------
YEAR ENDED SEPTEMBER 3, 2000
  Total revenue.........................   $26,170,108     $4,743,657     $1,250,531      $32,164,296
  Operating income (loss)...............       848,605        192,310         (3,465)       1,037,450
  Depreciation and amortization.........       198,436         36,563         19,398          254,397
  Capital expenditures..................       998,429         41,962        188,030        1,228,421
  Total assets..........................     6,833,440      1,134,998        665,502        8,633,940

YEAR ENDED AUGUST 29, 1999
  Total revenue.........................   $22,404,026     $4,104,662     $  947,343      $27,456,031
  Operating income (loss)...............       723,375        146,839        (10,087)         860,127
  Depreciation and amortization.........       177,661         32,559         14,591          224,811
  Capital expenditures..................       655,924         79,583         52,428          787,935
  Total assets..........................     5,984,537        992,943        527,521        7,505,001

YEAR ENDED AUGUST 30, 1998
  Total revenue.........................   $19,620,552     $4,030,766     $  618,559      $24,269,877
  Operating income (loss)...............       648,429        142,807         (3,960)         787,276
  Depreciation and amortization.........       154,680         32,113          9,522          196,315
  Capital expenditures..................       448,173         55,373         68,358          571,904
  Total assets..........................     4,984,511        847,430        427,879        6,259,820

NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 2000 and 1999.

                          COSTCO WHOLESALE CORPORATION

                   QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        53 WEEKS ENDED SEPTEMBER 3, 2000
                                  -----------------------------------------------------------------------------
                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER      TOTAL
                                    12 WEEKS         12 WEEKS        12 WEEKS         17 WEEKS       53 WEEKS
                                  -------------   --------------   -------------   --------------   -----------
REVENUE
  Net sales.....................   $6,824,197       $7,613,601      $6,768,608      $10,414,317     $31,620,723
  Membership fees and other.....      119,315          123,386         126,000          174,872         543,573
                                   ----------       ----------      ----------      -----------     -----------
     Total revenue..............    6,943,512        7,736,987       6,894,608       10,589,189      32,164,296
OPERATING EXPENSES
  Merchandise costs.............    6,120,201        6,792,367       6,084,246        9,325,356      28,322,170
  Selling, general and
     administrative.............      596,717          636,739         604,924          916,975       2,755,355
  Preopening expenses...........       10,334            8,108           6,728           17,151          42,321
  Provision for impaired assets
     and warehouse closing
     costs......................        1,000            1,500           1,500            3,000           7,000
                                   ----------       ----------      ----------      -----------     -----------
     Operating income...........      215,260          298,273         197,210          326,707       1,037,450
OTHER INCOME (EXPENSE)
  Interest expense..............      (10,397)         (10,576)         (9,604)          (8,704)        (39,281)
  Interest income and other.....       10,667           14,983          12,943           15,633          54,226
                                   ----------       ----------      ----------      -----------     -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.............      215,530          302,680         200,549          333,636       1,052,395
  Provision for income taxes....       86,212          121,072          80,220          133,454         420,958
                                   ----------       ----------      ----------      -----------     -----------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE..........      129,318          181,608         120,329          200,182         631,437
  Cumulative effect of
     accounting change, net of
     tax benefit................           --               --              --               --              --
                                   ----------       ----------      ----------      -----------     -----------
     NET INCOME.................   $  129,318       $  181,608      $  120,329      $   200,182     $   631,437
                                   ==========       ==========      ==========      ===========     ===========
NET INCOME PER COMMON SHARE:
  Basic Earnings per share:
     Income before cumulative
       effect of accounting
       change...................   $      .29       $      .41      $      .27      $       .45     $      1.41
     Cumulative effect of
       accounting change, net of
       tax......................           --               --              --               --              --
                                   ----------       ----------      ----------      -----------     -----------
     Net Income.................   $      .29       $      .41      $      .27      $       .45     $      1.41
                                   ==========       ==========      ==========      ===========     ===========
  Diluted earnings per share:
     Income before cumulative
       effect of accounting
       change...................   $      .28       $      .39      $      .26      $       .43     $      1.35
     Cumulative effect of
       accounting change, net of
       tax......................           --               --              --               --              --
                                   ----------       ----------      ----------      -----------     -----------
     Net Income.................   $      .28       $      .39      $      .26      $       .43     $      1.35
                                   ==========       ==========      ==========      ===========     ===========
Shares used in calculation
  (000's):
  Basic.........................      443,300          445,255         448,113          447,757         446,255
  Diluted.......................      473,414          476,642         478,750          474,304         475,737

                          COSTCO WHOLESALE CORPORATION

                   QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         52 WEEKS ENDED AUGUST 29, 1999
                                  -----------------------------------------------------------------------------
                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER      TOTAL
                                    12 WEEKS         12 WEEKS        12 WEEKS         16 WEEKS       52 WEEKS
                                  -------------   --------------   -------------   --------------   -----------
REVENUE
  Net sales.....................   $5,894,238       $6,484,445      $5,941,049       $8,656,721     $26,976,453
  Membership fees and other.....      103,840          107,913         112,771          155,054         479,578
                                   ----------       ----------      ----------       ----------     -----------
     Total revenue..............    5,998,078        6,592,358       6,053,820        8,811,775      27,456,031
OPERATING EXPENSES
  Merchandise costs.............    5,287,785        5,788,653       5,341,716        7,752,045      24,170,199
  Selling, general and
     administrative.............      518,990          543,565         528,158          747,485       2,338,198
  Preopening expenses...........       10,707            3,951           6,120           10,229          31,007
  Provision for impaired assets
     and warehouse closing
     costs......................        2,000            3,000           1,500           50,000          56,500
                                   ----------       ----------      ----------       ----------     -----------
     Operating income...........      178,596          253,189         176,326          252,016         860,127
OTHER INCOME (EXPENSE)
  Interest expense..............      (10,912)         (10,995)        (10,524)         (13,096)        (45,527)
  Interest income and other.....        6,039           11,192          10,659           16,376          44,266
                                   ----------       ----------      ----------       ----------     -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.............      173,723          253,386         176,461          255,296         858,866
  Provision for income taxes....       69,489          101,354          70,584          102,118         343,545
                                   ----------       ----------      ----------       ----------     -----------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE..........      104,234          152,032         105,877          153,178         515,321
  Cumulative effect of
     accounting change, net of
     tax benefit of $78,682.....     (118,023)              --              --               --        (118,023)
                                   ----------       ----------      ----------       ----------     -----------
NET INCOME......................   $  (13,789)      $  152,032      $  105,877       $  153,178     $   397,298
                                   ==========       ==========      ==========       ==========     ===========
NET INCOME PER COMMON SHARE:
  Basic Earnings per share:
     Income before cumulative
       effect of accounting
       change...................   $     0.24       $     0.35      $     0.24       $     0.35     $      1.17
     Cumulative effect of
       accounting change, net of
       tax......................        (0.27)              --              --               --           (0.27)
                                   ----------       ----------      ----------       ----------     -----------
     Net Income.................   $    (0.03)      $     0.35      $     0.24       $     0.35     $      0.90
                                   ==========       ==========      ==========       ==========     ===========
  Diluted earnings per share:
     Income before cumulative
       effect of accounting
       change...................   $     0.23       $     0.33      $     0.23       $     0.33     $      1.11
     Cumulative effect of
       accounting change, net of
       tax......................        (0.25)              --              --               --           (0.25)
                                   ----------       ----------      ----------       ----------     -----------
     Net Income.................   $    (0.02)      $     0.33      $     0.23       $     0.33     $       .86
                                   ==========       ==========      ==========       ==========     ===========
Shares used in calculation
  (000's):
  Basic.........................      435,676          437,782         440,438          442,152         439,253
  Diluted.......................      466,774          470,453         473,570          472,959         471,120

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

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
   2.1.1        Amended and Restated Agreement of Transfer and Plan of
                Exchange dated as of November 14, 1994 by and between
                Price/Costco, Inc. and Price Enterprises, Inc.(1)
   2.1.2        Agreement Concerning Transfer of Certain Assets between and among Price/Costco, Inc., Price Enterprises, Inc., The Price
                Company, Price Costco International, Inc., Costco Wholesale
                Corporation, Price Global Trading, L.L.C., PGT, Inc., Price
                Quest, L.L.C., and PQI, Inc., dated as of November 21, 1996, with an effective date of May 28, 1997(2)
   2.1.3        Amendment No. 1 to Agreement Concerning Transfer of Certain
                Assets dated May 29, 1997(2)
   3.1          Amended and Restated Articles of Incorporation of Costco
                Wholesale Corporation(3)
   3.2          Bylaws of Costco Wholesale Corporation
   4.1.1        Form of 7 1/8% Senior Notes(4)
   4.1.2        Indenture between Price/Costco, Inc. and American National
                Association, as Trustee(4)
   4.2.1        Form of Zero Coupon Note due 2017(2)
   4.2.2        Indenture dated as of August 19, 1997 between Costco
                Companies, Inc. and Firstar Bank of Minnesota as Trustee(2)
   4.3          Costco Wholesale Corporation Stock Certificate(10)
  10.1.1        Costco Companies, Inc. 1993 Combined Stock Grant and Stock
                Option Plan(1)
  10.1.2        Amendments to Stock Option Plan, 1995(8)
  10.1.3        Amendments to Stock Option Plan, 1997(9)
  10.1.4        Amendments to Stock Option Plan, 2000
  10.2          Form of Indemnification Agreement(5)
  10.4          Restated Corporate Joint Venture Agreement between The Price
                Company, Price Venture Mexico and Controladora Comercial
                Mexicana S.A. de C.V. dated March 1995(6)
  10.5.1        A $250 million Short-Term Revolving Credit Agreement among
                Price/Costco, Inc. and a group of twelve banks dated January
                31, 1994, as amended(7)
  10.5.2        A $250 million Extended Revolving Credit Agreement among
                Price/Costco, Inc. and a group of twelve banks, dated
                January 31, 1994, as amended(7)
  10.5          A $140 million Credit Agreement, dated as of April 11, 1996, among Price/Costco Nova Scotia Company, certain financial
                institutions and Canadian Imperial Bank of Commerce(6)
  10.6          Executive Employment Agreement
  12.1          Statements re computation of ratios
  21.1          Subsidiaries of the Company
  23.1          Consent of Arthur Andersen LLP
  27.1          Financial Data Schedule

------------------------------
 (1) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/Costco, Inc. on Form S-4 (File No. 33-50359) dated September 22, 1993.

 (2) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

 (3) Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

 (4) Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/Costco, Inc. on Form S-3 (File No. 33-59403) dated May 17, 1995.

 (5) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended August 28, 1994.

 (6) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended September 1, 1996.

 (7) Incorporated by reference to the exhibits filed as part of the Quarterly Report on Form 10-Q of Price/ Costco, Inc. for the fiscal year ended February 13, 1994.

 (8) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/ Costco, Inc. for the fiscal year ended September 3, 1995.

 (9) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

(10) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended August 29, 1999.