Form 10-Q
period 2000-10-26
COSTCO WHOLESALE CORP /NEW
filed 2000-12-20
CIK 909832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 448,101,851 common shares, par value $.005, outstanding at December 8, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
ITEM 1 -- FINANCIAL STATEMENTS..............................    1
  Condensed Consolidated Balance Sheets.....................    7
  Condensed Consolidated Statements of Income...............    8
  Condensed Consolidated Statements of Cash Flows...........    9
  Notes to Condensed Consolidated Financial Statements......   10
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............    1

                   PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS.................................    5
ITEM 2 -- CHANGES IN SECURITIES.............................    5
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES...................    5
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................    5
ITEM 5 -- OTHER INFORMATION.................................    5
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..................    5
  Exhibit (27) Financial Data Schedule
  Exhibit (28) Report of Independent Public Accountants.....   16

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of November 26, 2000, the condensed consolidated balance sheet as of September 3, 2000, and the unaudited condensed consolidated statements of income and cash flows for the 12-week periods ended November 26, 2000 and November 21, 1999, are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

     The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2001 is a 52-week year with period 13 ending on September 2, 2001, with the first, second, and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2000 was a 53-week year that ended on September 3, 2000, with the fourth quarter consisting of 17 weeks.

     In December 1999, the Company's Board of Directors approved a 2-for-1 stock split of Costco Common Stock whereby shareholders of record received one additional share of common stock for every share held on the record date of December 24, 1999. The common stock began trading at a post-split price on January 14, 2000, and all per share data reflects that 2-for-1 stock split.

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

     It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 2000 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

COMPARISON OF THE 12 WEEKS ENDED NOVEMBER 26, 2000 AND NOVEMBER 21, 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income for the first quarter of fiscal 2001 totaled $129,521, or $0.28 per diluted share, as compared to $129,318, or $0.28 per diluted share, during the first quarter of fiscal 2000.

     Net sales increased 10% to $7,498,979 during the first quarter of fiscal 2001, from $6,824,197 during the first quarter of fiscal 2000. This increase was due to opening a net of 26 new warehouses (33 opened, 7 closed) since the end of the first quarter of fiscal 2000 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 5% during the first quarter of fiscal 2001. Changes in prices of merchandise did not materially contribute to sales increases.

     Membership fees and other revenue increased 16% to $138,299, or 1.84% of net sales, in the first quarter of fiscal 2001 from $119,315, or 1.75% of net sales, in the first quarter of fiscal 2000. Membership fees include new membership sign-ups at the new warehouses opened since the end of the first quarter of fiscal 2000, and also reflect an increase in the annual membership fee -- averaging approximately $5 per member across all member categories -- beginning with renewals on October 1, 2000.

     Gross margin (defined as net sales minus merchandise costs) increased 12% to $785,335, or 10.47% of net sales, in the first quarter of fiscal 2001 from $703,996, or 10.32% of net sales, in the first quarter of fiscal 2000. The increase in gross margin as a percentage of net sales reflects increased sales penetration of certain higher gross margin merchandise, including private label items, and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first quarter of both fiscal 2001 and 2000 each included a $2,500 LIFO provision.

     Selling, general and administrative expenses as a percent of net sales increased to 9.22% during the first quarter of fiscal 2001 from 8.74% during the first quarter of fiscal 2000. The increase in selling, general and administrative expenses as a percent of net sales was due to a number of factors: An increase in the entry level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; higher expenses associated with an increase in new warehouse openings year over year (a net of eleven and six warehouses opened in the first quarter of fiscal 2001 and 2000, respectively) where expense ratios to sales are typically higher than at more mature warehouses; continued expansion and rollout of a new co-branded credit card program; and an increase in utility costs.

     Preopening expenses totaled $19,680, or 0.26% of net sales, during the first quarter of fiscal 2001 compared to $10,334, or 0.15% of net sales, during the first quarter of fiscal 2000. Fourteen warehouses were opened, including three replacement locations, in the first quarter of fiscal 2001 compared to six warehouses opened during last year's first quarter. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

     A provision for impaired assets and warehouse closing costs of $1,000 was recorded in the first quarter of both fiscal 2001 and fiscal 2000. The provisions include actual and estimated closing costs for warehouses already relocated or impairment related to warehouses being relocated to new facilities during the fiscal year.

     Interest expense totaled $6,964 in the first quarter of fiscal 2001 compared to $10,397 in the first quarter of fiscal 2000. Interest expense in the first quarter of fiscal 2001 primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest in the first quarter of fiscal 2001, resulting from the current increased level of expansion over the prior year's first quarter.

     Interest income and other totaled $11,005 in the first quarter of fiscal 2001 compared to $10,667 in the first quarter of fiscal 2000. The increase primarily reflects improved earnings from Costco Mexico, a 50% owned joint venture, which was partially offset by lower interest income due to lower cash and cash equivalents and short-term investment balances on hand throughout the first quarter of fiscal 2001.

     The effective income tax rate on earnings in the first quarter of both fiscal 2001 and 2000 was 40%.

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

     While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $900,000 to $1,100,000 during fiscal 2001 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $150,000 to $200,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

     Expansion plans for the United States and Canada during fiscal 2001 are to open approximately 34 to 36 new warehouse clubs, including 5 to 6 relocations of existing warehouses to larger and better-located facilities. The Company expects to continue expansion of its international operations and plans to open 2 to 3 additional units in the United Kingdom through its 80%-owned subsidiary, two additional units in Korea through its 95%-owned subsidiary and one additional unit in Japan through a wholly-owned subsidiary during the next year. Other international markets are being assessed.

     Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of November 26, 2000, Costco Mexico operated 19 warehouses in Mexico and plans to open one additional warehouse club during the remainder of fiscal 2001.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in US dollars)

     The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 11 banks, of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005. At November 26, 2000, no amounts were outstanding under the loan facility or the commercial paper program.

     In addition, a wholly owned Canadian subsidiary has a $130,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in March, 2001. At November 26, 2000, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $372,000. The outstanding commitments under these facilities at November 26, 2000 totaled approximately $151,000, including approximately $29,000 in standby letters of credit.

Financing Activities

     The Company's unsecured note payable to banks of $140,000 is due in April 2001. The Company anticipates funding this repayment with cash provided from operations, the use of cash and cash equivalents and/or short-term borrowings under revolving credit facilities.

Derivatives

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on selected inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at November 26, 2000 was not material to the Company's results of operations or its financial position. Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate. On August 11, 2000, the swap agreement was amended to index the floating rate to the three-month LIBOR rate. Subsequent to quarter-end, the Company terminated the swap agreement, and recorded a gain which will be amortized over the remaining term of the debt. The termination of the swap agreement will not have a material impact on the Company's financial statements.

Financial Position and Cash Flows

     Working capital was a deficit of approximately $93,000 at November 26, 2000, compared to working capital of $66,000 at September 3, 2000. The decrease in net working capital was primarily due to a decrease in net inventory levels (inventories less accounts payable) of $159,000, increases in accrued salaries and benefits and other current liabilities of $103,000 and deferred membership income of $33,000, which were largely offset by increases in receivables of $42,000, cash and cash equivalents and short-term investments of $34,000 and other assets of $25,000; as well as decreases in accrued sales and other taxes of $25,000 and short-term borrowings of $10,000.

     Net cash provided by operating activities in the first quarter of fiscal 2001 totaled $118,070 compared to $240,011 in the first quarter of fiscal 2000. The decrease in net cash from operating activities is primarily a result of the increase in the change of net inventory levels (inventories less accounts payable) in the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000.

     Net cash used in investing activities totaled $345,235 in the first quarter of fiscal 2001 compared to $139,040 in the first quarter of fiscal 2000. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $380,406 and $238,471 in the first quarter of fiscal 2001 and 2000, respectively. The Company opened a net of eleven warehouses (14 opened, 3 closed) during the first quarter of fiscal 2001 compared to six warehouses opened during the first quarter of fiscal 2000. In addition, the Company plans to open approximately 9 new warehouses in the second quarter of fiscal 2001 as compared to 6 new warehouses opened in the second quarter of fiscal 2000. Net cash used in investing activities also reflects a decrease in short-term investments of $46,932 and $91,874 in the first quarter of fiscal 2001 and 2000, respectively.

     Net cash provided by financing activities totaled $318,004 in the first quarter of fiscal 2001 compared to $7,246 in the first quarter of fiscal 2000. This increase is primarily due to the increase in changes in bank overdrafts of $288,656 and the issuance of long-term debt totaling $32,395 in the first quarter of fiscal 2001.

     The Company's balance sheet as of November 26, 2000 reflects a $883,817 or 10% increase in total assets since September 3, 2000. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program, as well as, increased seasonal inventory levels.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative and Hedging Activities", and in June 2000, issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and SFAS 138.

     The Company adopted SFAS 133 and SFAS 138 on September 4, 2000, the first day of fiscal 2001. On that date the Company designated its fixed-to-floating swap contract as a fair value hedge of its Senior Notes, and recorded the Senior Notes and the swap contract at fair market value. At November 26, 2000, the net impact of the changes to the fair market value of the Senior Notes and the swap contract was not material. The Company's use of derivative instruments during the quarter ended November 26, 2000, was limited to the fixed-to-floating swap contract on its 7 1/8% Senior Notes and foreign exchange contracts. The impact of the adoption on the Company's financial statements was not material.

                          PART II -- OTHER INFORMATION
                             (DOLLARS IN THOUSANDS)

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting is scheduled for 10:00 a.m. on January 25, 2001 at the Doubletree Hotel, 300 - 112th Ave SE, in Bellevue, Washington. Matters to be voted on will be included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to shareholders prior to the meeting.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein or incorporated by reference:

        (27) Financial Data Schedule

        (28) Report of Independent Public Accountants

     (b) No reports on Form 8-K were filed for the 12 weeks ended November 26, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COSTCO WHOLESALE CORPORATION
                                          Registrant

Date: December 20, 2000                          /s/ JAMES D. SINEGAL
                                          --------------------------------------
                                                     James D. Sinegal
                                          President and Chief Executive Officer

Date: December 20, 2000                         /s/ RICHARD A. GALANTI
                                          --------------------------------------
                                                    Richard A. Galanti
                                                Executive Vice President,
                                                 Chief Financial Officer

                          COSTCO WHOLESALE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                     ASSETS

                                                              NOVEMBER 26,    SEPTEMBER 3,
                                                                  2000            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   606,935     $   524,505
  Short-term investments....................................           --          48,026
  Receivables, net..........................................      216,694         174,375
  Merchandise inventories, net..............................    2,993,716       2,490,088
  Other current assets......................................      257,560         233,124
                                                              -----------     -----------
          Total current assets..............................    4,074,905       3,470,118
                                                              -----------     -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,671,443       1,621,798
  Buildings and leasehold and land improvements.............    3,151,193       3,007,752
  Equipment and fixtures....................................    1,362,332       1,311,110
  Construction in progress..................................      281,609         200,729
                                                              -----------     -----------
                                                                6,466,577       6,141,389
  Less-accumulated depreciation and amortization............   (1,356,107)     (1,307,273)
                                                              -----------     -----------
          Net property and equipment........................    5,110,470       4,834,116
                                                              -----------     -----------
OTHER ASSETS................................................      332,382         329,706
                                                              -----------     -----------
                                                              $ 9,517,757     $ 8,633,940
                                                              ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short term borrowings.....................................  $        --     $     9,500
  Accounts payable..........................................    2,859,489       2,197,139
  Accrued salaries and benefits.............................      458,665         422,264
  Accrued sales and other taxes.............................      134,230         159,717
  Deferred membership income................................      295,642         262,249
  Other current liabilities.................................      420,155         353,490
                                                              -----------     -----------
          Total current liabilities.........................    4,168,181       3,404,359
LONG-TERM DEBT..............................................      823,687         790,053
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       90,140          90,391
                                                              -----------     -----------
          Total liabilities.................................    5,082,008       4,284,803
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      108,963         108,857
                                                              -----------     -----------
STOCKHOLDERS' EQUITY
  Preferred stock $.005 par value; 200,000,000 shares
     authorized; no shares issued and outstanding...........           --              --
  Common stock $.005 par value; 1,800,000,000 shares
     authorized; 447,962,000 and 447,297,000 shares issued
     and outstanding........................................        2,240           2,236
  Additional paid-in capital................................    1,041,087       1,028,414
  Other accumulated comprehensive loss......................     (172,721)       (117,029)
  Retained earnings.........................................    3,456,180       3,326,659
                                                              -----------     -----------
          Total stockholders' equity........................    4,326,786       4,240,280
                                                              -----------     -----------
                                                              $ 9,517,757     $ 8,633,940
                                                              ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

                          COSTCO WHOLESALE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     12 WEEKS ENDED
                                                              ----------------------------
                                                              NOVEMBER 26,    NOVEMBER 21,
                                                                  2000            1999
                                                              ------------    ------------
REVENUE
  Net sales.................................................   $7,498,979      $6,824,197
  Membership fees and other.................................      138,299         119,315
                                                               ----------      ----------
          Total revenue.....................................    7,637,278       6,943,512
OPERATING EXPENSES
  Merchandise costs.........................................    6,713,644       6,120,201
  Selling, general and administrative.......................      691,127         596,717
  Preopening expenses.......................................       19,680          10,334
  Provision for impaired assets and warehouse closing
     costs..................................................        1,000           1,000
                                                               ----------      ----------
          Operating income..................................      211,827         215,260
OTHER INCOME (EXPENSE)
  Interest expense..........................................       (6,964)        (10,397)
  Interest income and other.................................       11,005          10,667
                                                               ----------      ----------
INCOME BEFORE INCOME TAXES..................................      215,868         215,530
  Provision for income taxes................................       86,347          86,212
                                                               ----------      ----------
NET INCOME..................................................   $  129,521      $  129,318
                                                               ==========      ==========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
  Basic.....................................................   $     0.29      $     0.29
                                                               ==========      ==========
  Diluted...................................................   $     0.28      $     0.28
                                                               ==========      ==========
Shares used in calculation (000's)
  Basic.....................................................      447,676         443,300
  Diluted...................................................      473,920         473,414

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     12 WEEKS ENDED
                                                              ----------------------------
                                                              NOVEMBER 26,    NOVEMBER 21,
                                                                  2000            1999
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $ 129,521       $ 129,318
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      64,703          55,861
     Accretion of discount on zero coupon notes.............       3,774           3,718
     Tax benefit from exercise of stock options.............       4,725          10,500
     Change in receivables, other current assets, accrued
      and other current liabilities.........................      50,541          50,359
     Increase in merchandise inventories....................    (526,641)       (487,573)
     Increase in accounts payable...........................     396,017         480,511
     Other..................................................      (4,570)         (2,683)
                                                               ---------       ---------
          Total adjustments.................................     (11,451)        110,693
                                                               ---------       ---------
     Net cash provided by operating activities..............     118,070         240,011
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................    (380,406)       (238,471)
  Proceeds from the sale of property and equipment..........         203          12,919
  Investment in unconsolidated joint ventures...............      (5,000)             --
  Decrease in short-term investments........................      46,932          91,874
  Increase in other assets and other, net...................      (6,964)         (5,362)
                                                               ---------       ---------
     Net cash used in investing activities..................    (345,235)       (139,040)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments under short-term credit facilities, net........      (9,256)             --
  Net proceeds from issuance of long-term debt..............      32,395             253
  Repayments of long-term debt..............................      (1,854)         (2,752)
  Changes in bank overdraft.................................     288,656         (14,146)
  Proceeds from minority interests..........................         111           7,272
  Exercise of stock options.................................       7,952          16,619
                                                               ---------       ---------
     Net cash provided by financing activities..............     318,004           7,246
                                                               ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (8,409)          2,114
                                                               ---------       ---------
  Net increase in cash and cash equivalents.................      82,430         110,331
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.................     524,505         440,586
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS END OF PERIOD.....................   $ 606,935       $ 550,917
                                                               =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amounts capitalized)..................   $      --       $   1,679
     Income taxes...........................................   $  30,353       $  34,546

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 3, 2000.

     The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco Wholesale Corporation and its wholly owned subsidiary, The Price Company, primarily operate membership warehouses under the Costco Wholesale name.

     Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 26, 2000, Costco operated 324 warehouse clubs: 247 in the United States; 59 in Canada; 11 in the United Kingdom; three in Korea; three in Taiwan; and one in Japan. The Company also operated (through a 50%-owned joint venture) 19 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

     The Company's investment in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Fiscal Years

     The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2001 is a 52-week year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending September 2, 2001, consisting of 16 weeks. Fiscal year 2000 was a 53-week year, with the fourth quarter consisting of 17 weeks.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Receivables

     Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,309 and $3,368 at November 26, 2000 and September 3, 2000, respectively.

Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $10,650 at November 26, 2000 and $8,150 at September 3, 2000. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision may be adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

Accounts Payable

     The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at November 26, 2000 and September 3, 2000, are $342,907 and $55,002,
respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Derivatives

     The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on selected inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 12 weeks of fiscal 2001 was not material to the Company's results of operations or its financial position.

     Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes, which, as amended, replaces the fixed interest rate with a floating rate indexed to the three month LIBOR rate. The notional amount of the swap agreement is equal to the face value of the notes ($300,000). This swap agreement expires in June 2005, coinciding with the maturity date of the Senior Notes. Subsequent to the end of the first quarter of fiscal 2001, the Company terminated the swap agreement and recorded a gain, which will be amortized over the remaining term of the debt. The termination of the swap agreement will not have a material impact on the Company's financial statements.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Preopening Expenses

     Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other start-up operations are expensed as incurred.

Warehouse Closing Costs

     Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. At November 26, 2000, the reserve for warehouse closing costs was $11,559, primarily representing future lease obligations.

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

                                                                    12 WEEKS ENDED
                                                             ----------------------------
                                                             NOVEMBER 26,    NOVEMBER 21,
                                                                 2000            1999
                                                             ------------    ------------
Net income available to common stockholders used in basic
  EPS......................................................    $129,521        $129,318
Interest on convertible bonds, net of tax..................       2,264           2,276
                                                               --------        --------
Net income available to common stockholders after assumed
  conversions of dilutive securities.......................    $131,785        $131,594
                                                               ========        ========
Weighted average number of common shares used in basic EPS
  (000's)..................................................     447,676         443,300
Stock options (000's)......................................       6,899          10,766
Conversion of convertible bonds (000's)....................      19,345          19,348
                                                               --------        --------
Weighted number of common shares and dilutive potential
  common stock used in diluted EPS (000's).................     473,920         473,414
                                                               ========        ========

     All per share data reflects the 2-for-1 stock split which was approved by the Company's Board of Directors in December 1999, for shareholders of record on December 24, 1999. The common stock began trading at the post-split price on January 14, 2000.

Stock Repurchase Program

     In November 1998, the Company's Board of Directors authorized a stock repurchase program of up to $500,000 of Costco Common Stock over the next three years. In early June 2000, the Company repurchased 3.13 million shares of common stock at an average price of $31.96 per share, totaling approximately $99,946 excluding commissions. The Company expects to repurchase shares from time to time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and short-term investments on hand and from operating cash flows.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative and Hedging Activities", and in June 2000, issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and SFAS 138.

     The Company adopted SFAS 133 and SFAS 138 on September 4, 2000, the first day of fiscal 2001. On that date the Company designated its fixed-to-floating swap contract as a fair value hedge of its Senior Notes, and recorded the Senior Notes and the swap contract at fair market value. At November 26, 2000, the net impact of changes to the fair market value of the Senior Notes and the swap contract was not material. The Company's use of derivative instruments during the quarter ended November 26, 2000, was limited to the fixed-to-floating swap contract on its 7 1/8% Senior Notes and foreign exchange contracts. The impact of adoption on the Company's financial statements was not material.

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

     In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which provides clarification of APB Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and that Interpretation No. 44 does not have a material impact on its financial statements.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- COMPREHENSIVE INCOME

     Consolidated comprehensive income is as follows:

                                                                    12 WEEKS ENDED
                                                             ----------------------------
                                                             NOVEMBER 26,    NOVEMBER 21,
                                                                 2000            1999
                                                             ------------    ------------
Net income.................................................    $129,521        $129,318
Other comprehensive income (expense):
  Foreign currency translation.............................     (55,692)         14,346
  Income taxes.............................................      22,277          (5,738)
                                                               --------        --------
  Other comprehensive income (expense), net of income
     taxes.................................................     (33,415)          8,608
                                                               --------        --------
Comprehensive income.......................................    $ 96,106        $137,926
                                                               ========        ========

NOTE (3) -- DEBT

Bank Lines of Credit and Commercial Paper Programs

     The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 11 banks, of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005. At November 26, 2000, no amounts were outstanding under the loan facility or the commercial paper program.

     In addition, a wholly owned Canadian subsidiary has a $130,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in March, 2001. At November 26, 2000, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $372,000. The outstanding commitments under these facilities at November 26, 2000 totaled approximately $151,000, including approximately $29,000 in standby letters of credit.

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

NOTE (5) -- SEGMENT REPORTING

     The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, and Japan; through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea; and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

                                                                             OTHER
                                          UNITED STATES     CANADIAN     INTERNATIONAL
                                           OPERATIONS      OPERATIONS     OPERATIONS         TOTAL
                                          -------------    ----------    -------------    -----------
QUARTER ENDED NOVEMBER 26, 2000
  Total revenue.........................   $ 6,214,262     $1,105,347     $  317,669      $ 7,637,278
  Operating income (loss)...............       170,666         43,286         (2,125)         211,827
  Depreciation and amortization.........        51,030          8,311          5,362           64,703
  Capital expenditures..................       338,187         18,716         23,503          380,406
  Total assets..........................     7,742,172      1,101,390        674,195        9,517,757
QUARTER ENDED NOVEMBER 21, 1999
  Total revenue.........................   $ 5,609,934     $1,049,367     $  284,211      $ 6,943,512
  Operating income (loss)...............       175,139         41,948         (1,827)         215,260
  Depreciation and amortization.........        43,397          7,941          4,523           55,861
  Capital expenditures..................       202,139         16,273         20,059          238,471
  Total assets..........................     6,570,047      1,107,430        570,569        8,248,046
YEAR ENDED SEPTEMBER 3, 2000
  Total revenue.........................   $26,170,108     $4,743,657     $1,250,531      $32,164,296
  Operating income (loss)...............       848,605        192,310         (3,465)       1,037,450
  Depreciation and amortization.........       198,436         36,563         19,398          254,397
  Capital expenditures..................       998,429         41,962        188,030        1,228,421
  Total assets..........................     6,833,440      1,134,998        665,502        8,633,940