Form 10-Q
period 2001-02-18
COSTCO WHOLESALE CORP /NEW
filed 2001-03-26
CIK 909832

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 18, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 450,019,412 common shares, par value $.005, outstanding at March 16, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS................................    3
  Condensed Consolidated Balance Sheets.....................   10
  Condensed Consolidated Statements of Income...............   11
  Condensed Consolidated Statements of Cash Flows...........   12
  Notes to Condensed Consolidated Financial Statements......   13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................    3

PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................    8
ITEM 2. CHANGES IN SECURITIES...............................    8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................    8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................    8
ITEM 5. OTHER INFORMATION...................................    9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................    9
  Exhibit (28) Report of Independent Public Accountants.....   19

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of February 18, 2001, the condensed consolidated balance sheet as of September 3, 2000, the unaudited condensed consolidated statements of income for the 12- and 24-week periods ended February 18, 2001 and February 13, 2000, and the unaudited condensed consolidated statements of cash flows for the 24-week periods then ended, are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the company expects, or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors and other risks identified in the Company's reports filed with the Securities and Exchange Commission.

     It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 2000 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

COMPARISON OF THE 12 WEEKS ENDED FEBRUARY 18, 2001 AND FEBRUARY 13, 2000 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income for the second quarter of fiscal 2001 decreased 3% to $176,577, or $.38 per diluted share, from $181,608 or $.39 per diluted share, during the second quarter of fiscal 2000.

     Net sales increased 7% to $8,159,980 during the second quarter of fiscal 2001, from $7,613,601 during the second quarter of fiscal 2000. This increase was due to opening a net of 28 new warehouses (36 opened, 8 closed) since the end of the second quarter of fiscal 2000 and an increase in comparable warehouse sales. Comparable sales, i.e. sales in warehouses open for at least a year, increased 2% during the second quarter of fiscal 2001, as compared to the second quarter of fiscal 2000. Changes in prices of merchandise did not materially contribute to sales increases.

     Membership fees and other revenue increased 19% to $146,329 or 1.79% of net sales in the second quarter of fiscal 2001 from $123,386 or 1.62% of net sales in the second quarter of fiscal 2000. Increases in membership fee income reflect an increase in the annual membership fee -- averaging approximately $5 per member across all member categories -- beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the second quarter of fiscal 2000 and at existing warehouse locations; increased penetration of the Company's Executive Membership and high overall member renewal rates (currently 86%).

     Gross margin (defined as net sales minus merchandise costs) increased 8% to $884,022 or 10.83% of net sales in the second quarter of fiscal 2001 from $821,234 or 10.79% of net sales in the second quarter of fiscal 2000. The increase in gross margin as a percentage of net sales reflects continued improvement in purchasing power and increased sales penetration of certain private label products that generally have higher gross margins, offset by the Company's efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out
(LIFO) method. The second quarter of fiscal 2001 and fiscal 2000 each include a $2,500 LIFO provision.

     Selling, general and administrative expenses as a percent of net sales increased to 8.96% during the second quarter of fiscal 2001 from 8.36% during the second quarter of fiscal 2000. The increase in selling, general and administrative expenses as a percent of net sales was due to a number of factors, including: an increase in the entry-level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; higher expenses associated with an increase in new warehouse openings year-over-year (a net of 28 and 18 warehouses opened since the end of the second quarter of fiscal 2000 and 1999, respectively) where expense ratios to sales are typically higher than at more mature warehouses; continued expansion and rollout of the Company's co-branded credit card program; and increased utility costs.

     Preopening expenses totaled $10,572 or 0.13% of net sales during the second quarter of fiscal 2001 compared to $8,108 or 0.11% of net sales during the second quarter of fiscal 2000. Nine warehouses were opened in the second quarter of fiscal 2001 compared to six warehouses opened during last year's second quarter. Additionally, approximately 11 new warehouse openings are scheduled within the four month period subsequent to the fiscal 2001 second quarter end, whereas only five new warehouse openings occurred within the four month period subsequent to the second quarter end of fiscal 2000. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

     A provision for impaired assets and warehouse closing costs of $1,000 was recorded in the second quarter of fiscal 2001 compared to $1,500 in the second quarter of fiscal 2000. The provision includes actual and estimated closing costs for warehouses already relocated to new facilities during the fiscal year.

     Interest expense totaled $8,902 in the second quarter of fiscal 2001 compared to $10,576 in the second quarter of fiscal 2000. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest in the second quarter of fiscal 2001, resulting from the current increased level of expansion over the prior year's second quarter.

     Interest income and other totaled $15,829 in the second quarter of fiscal 2001 compared to $14,983 in the second quarter of fiscal 2000. The increase primarily reflects improved earnings from Costco Mexico, a 50% owned joint venture, which was partially offset by lower interest income due to lower cash and cash equivalents and short-term investment balances on hand throughout the second quarter of fiscal 2001.

     The effective income tax rate on earnings in the second quarter of both fiscal 2001 and 2000 was 40%.

COMPARISON OF THE 24 WEEKS ENDED FEBRUARY 18, 2001 AND FEBRUARY 13, 2000 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income for the first half of fiscal 2001 decreased 2% to $306,098, or $0.65 per diluted share, from $310,926, or $0.66 per diluted share, during the first half of fiscal 2000.

     Net sales increased 8% to $15,658,959 during the first half of fiscal 2001, from $14,437,798 during the first half of fiscal 2000. This increase was due to opening a net of 28 new warehouses (36 opened, 8 closed) since the end of the first half of fiscal 2000 and an increase in comparable warehouse sales. Comparable sales, i.e. sales in warehouses open for at least a year, increased 3% during the first half of fiscal 2001. Changes in prices of merchandise did not materially contribute to sales increases.

     Membership fees and other revenue increased 17% to $284,628 or 1.82% of net sales in the first half of fiscal 2001 from $242,701 or 1.68% of net sales in the first half of fiscal 2000. Increases in membership fee income reflect an increase in the annual membership fee -- averaging approximately $5 per member across all member categories -- beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the second quarter of fiscal 2000 and at existing warehouse locations; increased penetration of the Company's Executive Membership and high overall member renewal rates (currently 86%).

     Gross margin (defined as net sales minus merchandise costs) increased 9% to $1,669,357 or 10.66% of net sales in the first half of fiscal 2001 from $1,525,230 or 10.56% of net sales in the first half of fiscal 2000. The increase in gross margin as a percentage of net sales reflects continued improvement in purchasing power and increased sales penetration of certain private label products and improved performance of its international operations, offset by the Company's on-going efforts to continually lower prices to its members. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 2001 and fiscal 2000 each include a $5,000 LIFO provision.

     Selling, general and administrative expenses as a percent of net sales increased to 9.08% during the first half of fiscal 2001 from 8.54% during the first half of fiscal 2000. The increase in selling, general and administrative expenses as a percent of net sales was due to a number of factors: an increase in the entry level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; higher expenses associated with an increase in new warehouse openings year over year (a net of 28 and 18 warehouses opened since the end of the second quarter of fiscal 2000 and 1999, respectively) where expense ratios to sales are typically higher than at more mature warehouses; continued expansion and rollout of the Company's co-branded credit card program; and increased utility costs.

     Preopening expenses totaled $30,252 or 0.19% of net sales during the first half of fiscal 2001 compared to $18,442 or 0.13% of net sales during the first half of fiscal 2000. Twenty-three warehouses (including five relocated warehouses) were opened in the first half of fiscal 2001, compared to 12 warehouses opened (including one relocated warehouse) during last year's first half. Additionally, approximately 11 new warehouse openings are scheduled within the next four months of fiscal 2001, whereas only five new warehouse openings occurred within the four month period subsequent to the second quarter end of fiscal 2000. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

     A provision for impaired assets and warehouse closing costs of $2,000 was recorded in the first half of fiscal 2001 compared to $2,500 in the first half of fiscal 2000. The provision includes actual and estimated closing costs for warehouses already relocated to new facilities during the fiscal year.

     Interest expense totaled $15,866 in the first half of fiscal 2001 compared to $20,973 in the first half of fiscal 2000. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest in the first half of fiscal 2001, resulting from the current increased level of expansion over the prior year's first half.

     Interest income and other totaled $26,834 in the first half of fiscal 2001 compared to $25,650 in the first half of fiscal 2000. The increase primarily reflects improved earnings from Costco Mexico, a 50% owned joint venture, which was partially offset by lower interest income due to lower cash and cash equivalents and short-term investment balances on hand throughout the first half of fiscal 2001, as compared to the year-earlier first half.

     The effective income tax rate on earnings in the first half of both fiscal 2001 and 2000 was 40%.

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

     Expansion plans for the United States and Canada during fiscal 2001 are to open approximately 34 to 36 new warehouse clubs, including five to six relocations of existing warehouses to larger and better-located facilities. The Company expects to continue expansion of its international operations and plans to open one to two additional units in the United Kingdom through its 80%-owned subsidiary and one additional unit in Korea through its 96%-owned subsidiary during the remainder of fiscal 2001. Other international markets are being assessed.

     Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of February 18, 2001, Costco Mexico operated 19 warehouses in Mexico and plans to open one additional warehouse club during the remainder of fiscal 2001.

Reorganization of Canadian Administrative Operations

     On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization are estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), to be expensed as incurred over the next three to four fiscal quarters.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in US dollars)

     The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 11 banks, of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005. At February 18, 2001, no amounts were outstanding under the loan facility or the commercial paper program.

     In addition, a wholly owned Canadian subsidiary has a $130,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in April, 2001. The Company expects to renew the facility for an additional year. At February 18, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $318,000. The outstanding commitments under these facilities at February 18, 2001 totaled approximately $163,000, including approximately $29,000 in standby letters of credit.

Financing Activities

     The Company's unsecured note payable to banks of $140,000 is due in April 2001. The Company anticipates funding this repayment with cash provided from operations, the use of cash and cash equivalents and/or short-term borrowings under its commercial paper program.

Derivatives

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on selected inventory purchases and are generally for short terms. The amount of interest rate and foreign exchange contracts outstanding at February 18, 2001, and the impact of recording those contracts to fair value was not material to the Company's results of operations or its financial position. Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate. On August 11, 2000, the swap agreement was amended to index the floating rate to the three-month LIBOR rate. Effective December 12, 2000, the Company terminated the swap agreement, resulting in a gain of approximately $5,000, which is being amortized over the remaining term of the debt.

Financial Position and Cash Flows

     Working capital was a deficit of $152,631 at February 18, 2001, compared to working capital of $65,759 at September 3, 2000. The net decrease in working capital was primarily due to a decrease in net inventory levels (inventories less accounts payable) of $106,167, increases in accrued salaries and benefits and other current liabilities of $130,302, deferred membership income of $56,809 and a decrease in cash and cash equivalents and short-term investments of $34,722, which were offset by increases in receivables of $83,993, as well as decreases in accrued sales and other taxes of $23,660.

     Net cash provided by operating activities in the first half of fiscal 2001 totaled $440,807 compared to $408,453 in the first half of fiscal 2000. The increase in net cash from operating activities is primarily a result of increases in accrued liabilities, other current liabilities and deferred membership income offset by an increase in receivables.

     Net cash used in investing activities totaled $726,011 in the first half of fiscal 2001 compared to $397,418 in the first half of fiscal 2000. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $728,322 and $515,118 in the first half of fiscal 2001 and 2000, respectively. The Company opened a net of 18 warehouses (23 opened, 5 closed) during the first half of fiscal 2001 compared to eleven warehouses (12 opened, 1 closed) during the first half of fiscal 2000. In addition, the Company plans to open approximately 14 to 16 new warehouses (including two relocations) during the remainder of fiscal 2001 as compared to 13 new warehouses (including three relocations) opened during the second half of fiscal 2000. Net cash used in investing activities also reflects a decrease in short-term investments of $20,747 and $103,587 in the first half of fiscal 2001 and 2000, respectively.

     Net cash provided by financing activities totaled $278,844 in the first half of fiscal 2001 compared to $53,745 in the first half of fiscal 2000. This increase is primarily due to the increase in changes in bank overdrafts of $200,298 and the issuance of long-term debt totaling $44,907 in the first half of fiscal 2001.

     The Company's balance sheet as of February 18, 2001 reflects a $872,342 or 10% increase in total assets since September 3, 2000. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative and Hedging Activities", and in June 2000, issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives are to be accounted for based on the use of the derivative and whether the instrument qualifies for hedge accounting, as defined in SFAS 133 and SFAS 138.

     The Company adopted SFAS 133 and SFAS 138 on September 4, 2000, the first day of fiscal 2001. On that date the Company designated its fixed-to-floating swap contract as a fair value hedge of its Senior Notes and recorded the Senior Notes and the swap contract at fair market value. Effective December 12, 2000, the swap agreement was terminated; resulting in a gain of approximately $5,000 which is being amortized over the remaining term of the debt. The Company's use of derivative instruments during the quarter ended February 18, 2001 was limited to the fixed-to-floating swap contract on its 7 1/8% Senior Notes and foreign exchange contracts. The impact of recording these derivatives was not material to the Company's financial statements.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held at 10:00 a.m. on January 25, 2001 at the Doubletree Hotel, 300 -- 112th Ave SE, in Bellevue, Washington. Stockholders of record at the close of business on December 8, 2000 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, December 8, 2000, there were 448,098,396 shares outstanding. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained votes as noted below.

          (1) To elect four Class II directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                                                        WITHHELD
                                                                                        AUTHORITY
                                          TOTAL SHARES        FOR         AGAINST     AND ABSTAINED
                                           VOTED/(%)       VOTES/(%)     VOTES/(%)      VOTES/(%)
                                          ------------    -----------    ---------    -------------
Benjamin S. Carson, Sr..................  384,548,597     377,890,642       --         6,657,955
(Class II)..............................    85.82%          98.27%          --           1.73%
Hamilton E. James.......................  384,548,597     377,983,073       --         6,565,524
(Class II)..............................    85.82%          98.29%          --           1.71%
Frederick O. Paulsell, Jr...............  384,548,597     368,049,942       --        16,498,655
(Class II)..............................    85.82%          95.71%          --           4.29%
Jill S. Ruckelshaus.....................  384,548,597     377,966,002       --         6,582,595
(Class II)..............................    85.82%          98.29%          --           1.71%

          (2) To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

                                                 WITHHELD
TOTAL SHARES       FOR         AGAINST         AUTHORITY AND
 VOTED/(%)      VOTES/(%)     VOTES/(%)     ABSTAINED VOTES/(%)
------------   -----------   ------------   -------------------
384,548,597    383,181,375    191,815         1,175,407
  85.82%         99.64%        .05%              .31%

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein or incorporated by reference:

        (28) Report of Independent Public Accountants

     (b) No reports on Form 8-K were filed for the 12 weeks ended February 18, 2001.

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

                                          COSTCO WHOLESALE CORPORATION
                                          Registrant

Date: March 23, 2001                                       /s/ JAMES D. SINEGAL
                                               ---------------------------------------------
                                                             James D. Sinegal
                                                   President and Chief Executive Officer

Date: March 23, 2001                                      /s/ RICHARD A. GALANTI
                                               ---------------------------------------------
                                                            Richard A. Galanti
                                                         Executive Vice President,
                                                          Chief Financial Officer

                          COSTCO WHOLESALE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                     ASSETS

                                                              FEBRUARY 18,    SEPTEMBER 3,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS

  Cash and cash equivalents.................................  $   511,657     $   524,505
  Short-term investments....................................       26,152          48,026
  Receivables, net..........................................      258,368         174,375
  Merchandise inventories, net..............................    2,723,367       2,490,088
  Other current assets......................................      241,241         233,124
                                                              -----------     -----------
          Total current assets..............................    3,760,785       3,470,118
                                                              -----------     -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,739,035       1,621,798
  Buildings, leaseholds and land improvements...............    3,491,460       3,007,752
  Equipment and fixtures....................................    1,441,851       1,311,110
  Construction in progress..................................      120,766         200,729
                                                              -----------     -----------
                                                                6,793,112       6,141,389
  Less-accumulated depreciation and amortization............   (1,418,005)     (1,307,273)
                                                              -----------     -----------
          Net property and equipment........................    5,375,107       4,834,116
                                                              -----------     -----------
OTHER ASSETS................................................      370,390         329,706
                                                              -----------     -----------
                                                              $ 9,506,282     $ 8,633,940
                                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short term borrowings.....................................  $    15,660     $     9,500
  Accounts payable..........................................    2,536,585       2,197,139
  Accrued salaries and benefits.............................      486,224         422,264
  Accrued sales and other taxes.............................      136,057         159,717
  Deferred membership income................................      319,058         262,249
  Other current liabilities.................................      419,832         353,490
                                                              -----------     -----------
          Total current liabilities.........................    3,913,416       3,404,359
LONG-TERM DEBT..............................................      827,827         790,053
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       95,406          90,391
                                                              -----------     -----------
          Total liabilities.................................    4,836,649       4,284,803
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      109,682         108,857
                                                              -----------     -----------
STOCKHOLDERS' EQUITY
  Preferred stock $.005 par value; 200,000,000 shares
     authorized; no shares issued and outstanding...........           --              --
  Common stock $.005 par value; 1,800,000,000 shares
     authorized; 449,799,000 and 447,297,000 shares issued
     and outstanding........................................        2,249           2,236
  Additional paid-in capital................................    1,080,242       1,028,414
  Other accumulated comprehensive loss......................     (155,297)       (117,029)
  Retained earnings.........................................    3,632,757       3,326,659
                                                              -----------     -----------
          Total stockholders' equity........................    4,559,951       4,240,280
                                                              -----------     -----------
                                                              $ 9,506,282     $ 8,633,940
                                                              ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

                          COSTCO WHOLESALE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      12 WEEKS ENDED                24 WEEKS ENDED
                                                ---------------------------   ---------------------------
                                                FEBRUARY 18,   FEBRUARY 13,   FEBRUARY 18,   FEBRUARY 13,
                                                    2001           2000           2001           2000
                                                ------------   ------------   ------------   ------------
REVENUE
  Net sales...................................   $8,159,980     $7,613,601    $15,658,959    $14,437,798
  Membership fees and other...................      146,329        123,386        284,628        242,701
                                                 ----------     ----------    -----------    -----------
          Total revenue.......................    8,306,309      7,736,987     15,943,587     14,680,499
OPERATING EXPENSES
  Merchandise costs...........................    7,275,958      6,792,367     13,989,602     12,912,568
  Selling, general and administrative.........      731,411        636,739      1,422,538      1,233,456
  Preopening expenses.........................       10,572          8,108         30,252         18,442
  Provision for impaired assets and warehouse
     closing costs............................        1,000          1,500          2,000          2,500
                                                 ----------     ----------    -----------    -----------
     Operating income.........................      287,368        298,273        499,195        513,533
OTHER INCOME (EXPENSE)
  Interest expense............................       (8,902)       (10,576)       (15,866)       (20,973)
  Interest income and other...................       15,829         14,983         26,834         25,650
                                                 ----------     ----------    -----------    -----------
INCOME BEFORE INCOME TAXES....................      294,295        302,680        510,163        518,210
  Provision for income taxes..................      117,718        121,072        204,065        207,284
                                                 ----------     ----------    -----------    -----------
NET INCOME....................................   $  176,577     $  181,608    $   306,098    $   310,926
                                                 ==========     ==========    ===========    ===========
NET INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE:
  Basic.......................................   $     0.39     $     0.41    $      0.68    $      0.70
                                                 ==========     ==========    ===========    ===========
  Diluted.....................................   $     0.38     $     0.39    $      0.65    $      0.66
                                                 ==========     ==========    ===========    ===========
Shares used in calculation (000's)
  Basic.......................................      448,788        445,255        448,234        444,277
  Diluted.....................................      475,488        476,642        474,543        475,120

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     24 WEEKS ENDED
                                                              ----------------------------
                                                              FEBRUARY 18,    FEBRUARY 13,
                                                                  2001            2000
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $ 306,098       $ 310,926
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     133,619         114,424
     Accretion of discount on zero coupon notes.............       7,547           7,431
     Net (gain)/loss on sale of property and equipment and
      other.................................................         738          (2,249)
     Change in deferred income taxes........................      (2,125)         (1,023)
     Tax benefit from exercise of stock options.............      20,370          22,750
     Change in receivables, other current assets, accrued
      and other current liabilities.........................      79,353          43,374
     Increase in merchandise inventories....................    (252,274)       (124,369)
     Increase in accounts payable...........................     156,163          42,373
     Other..................................................      (8,682)         (5,184)
                                                               ---------       ---------
          Total adjustments.................................     134,709          97,527
                                                               ---------       ---------
          Net cash provided by operating activities.........     440,807         408,453
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................    (728,322)       (515,118)
  Proceeds from the sale of property and equipment..........      12,471          33,738
  Investment in unconsolidated joint ventures...............     (28,500)             --
  Decrease in short-term investments........................      20,747         103,587
  Increase in other assets and other, net...................      (2,407)        (19,625)
                                                               ---------       ---------
          Net cash used in investing activities.............    (726,011)       (397,418)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from short-term borrowings...................       7,199              --
  Net proceeds from issuance of long-term debt..............      44,907             253
  Repayments of long-term debt..............................      (5,776)         (5,473)
  Changes in bank overdraft.................................     200,298          10,608
  Proceeds from minority interests..........................         745           8,816
  Exercise of stock options.................................      31,471          39,541
                                                               ---------       ---------
          Net cash provided by financing activities.........     278,844          53,745
                                                               ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (6,488)          4,661
                                                               ---------       ---------
Net increase/(decrease) in cash and cash equivalents........     (12,848)         69,441
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.................     524,505         440,586
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS END OF PERIOD.....................   $ 511,657       $ 510,027
                                                               =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (excludes amounts capitalized)................   $   7,559       $  14,531
     Income taxes...........................................   $ 181,645       $ 118,559

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

     Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 18, 2001, Costco operated 350 warehouse clubs: 252 in the United States; 59 in Canada; 11 in the United Kingdom; four in Korea; three in Taiwan; and two in Japan. The Company also operated (through a 50%-owned joint venture) 19 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Short-term Investments

     At February 18, 2001 and September 3, 2000 short-term investments consisted of the following:

                                                      FEBRUARY 18,    SEPTEMBER 3,
                                                          2001            2000
                                                      ------------    ------------
Corporate notes and bonds...........................    $15,027         $38,331
U.S. Treasury/Agency securities.....................      4,713              --
Certificates of deposit.............................      6,004           9,667
Other...............................................        408              28
                                                        -------         -------
          Total short-term investments..............    $26,152         $48,026
                                                        =======         =======

     The Company's short-term investments have been designated as being available-for-sale. The fair market value of short-term investments approximates their carrying value and unrealized holding gains and losses were not significant at February 18, 2001 or September 3, 2000. Realized gains and losses are included in interest income and were not significant in the first half of fiscal 2001 or 2000.

Receivables

     Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,580 and $3,368 at February 18, 2001 and September 3, 2000, respectively.

Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $13,150 at February 18, 2001 and $8,150 at September 3, 2000. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision may be adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

Accounts Payable

     The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at February 18, 2001 and September 3, 2000, are $254,728 and $55,002,
respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Derivatives

     The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on selected inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first 24 weeks of fiscal 2001 was not material to the Company's results of operations or its financial position.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes, which, as amended, replaced the fixed interest rate with a floating rate indexed to the three month LIBOR rate. The notional amount of the swap agreement was equal to the face value of the notes ($300,000). This swap agreement contained an expiration date of June 15, 2005, coinciding with the maturity date of the Senior Notes. Effective December 12, 2000, the Company terminated the swap agreement resulting in a gain of approximately $5,000, which is being amortized over the remaining term of the debt.

Foreign Currency Translations

     Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other accumulated comprehensive loss. Revenue and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses.

Membership Fees

     Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Membership fee income is accounted for on a "deferred basis," whereby income is recognized ratably over the one-year life of the membership.

Preopening Expenses

     Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other start-up operations are expensed as incurred.

Warehouse Closing Costs

     Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. At February 18, 2001, the reserve for warehouse closing costs was $11,092, of which $8,110 related to future lease obligations.

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

                                                    12 WEEKS ENDED                  24 WEEKS ENDED
                                             ----------------------------    ----------------------------
                                             FEBRUARY 18,    FEBRUARY 13,    FEBRUARY 18,    FEBRUARY 13,
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Net income available to common stockholders
  used in basic EPS........................    $176,577        $181,608        $306,098        $310,926
Interest on convertible bonds, net of
  tax......................................       2,264           2,230           4,528           4,460
                                               --------        --------        --------        --------
Net income available to common stockholders
  after assumed conversions of dilutive
  securities...............................    $178,841        $183,838        $310,626        $315,386
                                               ========        ========        ========        ========
Weighted average number of common shares
  used in basic EPS (000's)................     448,788         445,255         448,234         444,277
Stock options (000's)......................       7,355          12,039           6,964          11,495
Conversion of convertible bonds (000's)....      19,345          19,348          19,345          19,348
                                               --------        --------        --------        --------
Weighted number of common shares and
  dilutive potential common stock used in
  diluted EPS (000's)......................     475,488         476,642         474,543         475,120
                                               ========        ========        ========        ========

     All per share data reflects the 2-for-1 stock split which was approved by the Company's Board of Directors in December 1999, for shareholders of record on December 24, 1999. The common stock began trading at the post-split price on January 14, 2000.

     The diluted share base calculation for the fiscal quarters ended February 18, 2001 and February 13, 2000, excludes 7,152,302 and 0 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 18, 2001 and February 13, 2000, excludes 7,175,456 and 512,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (2) -- COMPREHENSIVE INCOME

     Consolidated comprehensive income is as follows:

                                                    12 WEEKS ENDED                  24 WEEKS ENDED
                                             ----------------------------    ----------------------------
                                             FEBRUARY 18,    FEBRUARY 13,    FEBRUARY 18,    FEBRUARY 13,
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Net income.................................    $176,577        $181,608        $306,098        $310,926
Other comprehensive income (expense):
  Foreign currency translation.............      17,424          17,530         (38,268)         31,876
  Income taxes.............................      (6,970)         (7,012)         15,307         (12,750)
                                               --------        --------        --------        --------
  Other comprehensive income (expense), net
     of income taxes.......................      10,454          10,518         (22,961)         19,126
                                               --------        --------        --------        --------
Comprehensive income.......................    $187,031        $192,126        $283,137        $330,052
                                               ========        ========        ========        ========

NOTE (3) -- DEBT

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in US dollars)

     The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 11 banks, of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005. At February 18, 2001, no amounts were outstanding under the loan facility or the commercial paper program.

     In addition, a wholly owned Canadian subsidiary has a $130,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in April, 2001. The Company expects to renew the facility for an additional year. At February 18, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $318,000. The outstanding commitments under these facilities at February 18, 2001 totaled approximately $163,000, including approximately $29,000 in standby letters of credit.

Financing Activities

     The Company's unsecured note payable to banks of $140,000, included in other current liabilities, is due in April 2001. The Company anticipates funding this repayment with cash provided from operations, the use of cash and cash equivalents and/or short-term borrowings under its commercial paper program.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (4) -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Additionally, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization are estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), to be expensed as incurred over the next three to four fiscal quarters.

NOTE (5) -- SEGMENT REPORTING

     The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, and Japan; through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea; and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

                                                                             OTHER
                                          UNITED STATES     CANADIAN     INTERNATIONAL
                                           OPERATIONS      OPERATIONS     OPERATIONS         TOTAL
                                          -------------    ----------    -------------    -----------
TWENTY-FOUR WEEKS ENDED FEBRUARY 18,
  2001
  Total revenue.........................   $13,045,447     $2,218,259     $  679,881      $15,943,587
  Operating income (loss)...............       404,402         96,708         (1,915)         499,195
  Depreciation and amortization.........       106,196         16,480         10,943          133,619
  Capital expenditures..................       650,513         24,127         53,682          728,322
  Total assets..........................     7,734,541      1,018,995        752,746        9,506,282
TWENTY-FOUR WEEKS ENDED FEBRUARY 13,
  2000
  Total revenue.........................   $11,917,461     $2,172,814     $  590,224      $14,680,499
  Operating income (loss)...............       417,215         96,738           (420)         513,533
  Depreciation and amortization.........        89,088         17,156          8,180          114,424
  Capital expenditures..................       432,234         21,023         61,861          515,118
  Total assets..........................     6,431,002      1,078,600        598,744        8,108,346
YEAR ENDED SEPTEMBER 3, 2000
  Total revenue.........................   $26,170,108     $4,743,657     $1,250,531      $32,164,296
  Operating income (loss)...............       848,605        192,310         (3,465)       1,037,450
  Depreciation and amortization.........       198,436         36,563         19,398          254,397
  Capital expenditures..................       998,429         41,962        188,030        1,228,421
  Total assets..........................     6,833,440      1,134,998        665,502        8,633,940