Form 10-Q
period 2001-05-13
COSTCO WHOLESALE CORP /NEW
filed 2001-06-18
CIK 909832

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 13, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant had 450,922,804 common shares, par value $.005, outstanding at June 8, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSTCO WHOLESALE CORPORATION

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS..............................    3
  Condensed Consolidated Balance Sheets.....................   10
  Condensed Consolidated Statements of Income...............   11
  Condensed Consolidated Statements of Cash Flows...........   12
  Notes to Condensed Consolidated Financial Statements......   13
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............    3

                   PART II -- OTHER INFORMATION
ITEM 1 -- LEGAL PROCEEDINGS.................................    8
ITEM 2 -- CHANGES IN SECURITIES.............................    8
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES...................    8
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................    8
ITEM 5 -- OTHER INFORMATION.................................    8
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..................    8
  Exhibit (28) Report of Independent Public Accountants.....   19

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of May 13, 2001, the condensed consolidated balance sheet as of September 3, 2000, the unaudited condensed consolidated statements of income for the 12- and 36-week periods ended May 13, 2001 and May 7, 2000, and the unaudited condensed consolidated statements of cash flows for the 36-week periods then ended, are included elsewhere herein. Also, included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

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

COMPARISON OF THE 12 WEEKS ENDED MAY 13, 2001 AND MAY 7, 2000 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income for the third quarter of fiscal 2001 decreased 13% to $105,257, or $.23 per diluted share, from $120,329, or $.26 per diluted share, during the third quarter of fiscal 2000.

     Net sales increased 12% to $7,563,494 during the third quarter of fiscal 2001, from $6,768,608 during the third quarter of fiscal 2000. This increase was due to opening a net of 35 new warehouses (43 opened, 8 closed) since the end of the third quarter of fiscal 2000 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 5% during the third quarter of fiscal 2001, as compared to the third quarter of fiscal 2000. Changes in prices of merchandise did not materially contribute to sales increases.

     Membership fees and other revenue increased 23% to $155,401 or 2.05% of net sales in the third quarter of fiscal 2001 from $126,000 or 1.86% of net sales in the third quarter of fiscal 2000. Increases in membership fee income reflect an increase in the annual membership fee -- averaging approximately $5 per member across all member categories -- beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the third quarter of fiscal 2000 and at existing warehouse locations; increased penetration of the Company's Executive Membership; and high overall member renewal rates (currently 86%).

     Gross margin (defined as net sales minus merchandise costs) increased 8% to $737,858 or 9.76% of net sales in the third quarter of fiscal 2001 from $684,362 or 10.11% of net sales in the third quarter of fiscal 2000.

The decrease in gross margin as a percentage of net sales reflects the cost related to the Executive Membership two percent reward program as well as lower year-over-year gasoline gross margins. This decrease was partially offset through the Company's ability to reduce merchandise costs in more mature merchandise categories through greater purchasing power. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out
(LIFO) method. The third quarter of fiscal 2001 and fiscal 2000 each include a $2,500 LIFO provision.

     Selling, general and administrative expenses as a percent of net sales increased to 9.33% during the third quarter of fiscal 2001 from 8.94% during the third quarter of fiscal 2000. The increase in selling, general and administrative expenses as a percent of net sales was due to a number of factors, including: an increase in the entry-level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; higher expenses associated with an increase in new warehouse openings year-over-year (a net of 35 and 17 warehouses opened since the end of the third quarter of fiscal 2000 and 1999, respectively) where expense ratios to sales are typically higher than at more mature warehouses; continued expansion of the Company's co-branded credit card program; and higher utility costs.

     Preopening expenses totaled $12,751 or 0.17% of net sales during the third quarter of fiscal 2001 compared to $6,728 or 0.10% of net sales during the third quarter of fiscal 2000. Nine warehouses were opened in the third quarter of fiscal 2001 compared to two warehouses opened during last year's third quarter. Additionally, five warehouses are scheduled to open during the fourth quarter of fiscal 2001, as compared to 11 warehouses that were opened during last year's fourth quarter.

     The provision for impaired assets and closing costs netted to $0 in the third quarter of fiscal 2001, compared to a $1,500 charge in the third quarter of fiscal 2000. The fiscal 2001 provision reflected impairment and closing costs of $8,157, including a $3,000 charge related to the reorganization of the Canadian administrative operations, which was offset by gains on the sale of real property.

     Interest expense totaled $9,023 in the third quarter of fiscal 2001 compared to $9,604 in the third quarter of fiscal 2000. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest in the third quarter of fiscal 2001, resulting from the current increased level of expansion over the prior year's third quarter.

     Interest income and other totaled $9,801 in the third quarter of fiscal 2001 compared to $12,943 in the third quarter of fiscal 2000. The decrease primarily reflects lower interest income due to lower interest rates and lower cash and cash equivalents and short-term investment balances on hand throughout the third quarter of fiscal 2001, which was partially offset by improved earnings from Costco Mexico, a 50% owned joint venture, as compared to the prior year's third quarter.

     The effective income tax rate on earnings in the third quarter of both fiscal 2001 and 2000 was 40%.

COMPARISON OF THE 36 WEEKS ENDED MAY 13,2001 AND MAY 7, 2000 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income for the first thirty-six weeks of fiscal 2001 decreased 5% to $411,355, or $.88 per diluted share, from $431,255, or $0.92 per diluted share, during the first thirty-six weeks of fiscal 2000.

     Net sales increased 10% to $23,222,453 during the first thirty-six weeks of fiscal 2001, from $21,206,406 during the first thirty-six weeks of fiscal 2000. This increase was due to opening a net of 35 new warehouses (43 opened, 8 closed) since the end of the first thirty-six weeks of fiscal 2000 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 4% during the first thirty-six weeks of fiscal 2001. Changes in prices of merchandise did not materially contribute to sales increases.

     Membership fees and other revenue increased 19% to $440,029 or 1.89% of net sales in the first thirty-six weeks of fiscal 2001 from $368,701 or 1.74% of net sales in the first thirty-six weeks of fiscal 2000. Increases in membership fee income reflect an increase in the annual membership fee -- averaging approximately $5 per member across all member categories -- beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the third quarter of fiscal 2000 and at existing warehouse locations; increased penetration of the Company's Executive Membership; and high overall member renewal rates (currently 86%).

     Gross margin (defined as net sales minus merchandise costs) increased 9% to $2,407,215 or 10.37% of net sales in the first thirty-six weeks of fiscal 2001 from $2,209,592 or 10.42% of net sales in the first thirty-six weeks of fiscal 2000. The decrease in gross margin as a percentage of net sales reflects the cost related to the Executive Membership two percent reward program as well as lower gasoline margins year over year. This decrease was partially offset through the Company's ability to reduce merchandise costs in more mature merchandise categories through greater purchasing power. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out
(LIFO) method. The first thirty-six weeks of fiscal 2001 and fiscal 2000 each include a $7,500 LIFO provision.

     Selling, general and administrative expenses as a percent of net sales increased to 9.17% during the first thirty-six weeks of fiscal 2001 from 8.67% during the first thirty-six weeks of fiscal 2000. The increase in selling, general and administrative expenses as a percent of net sales was due to a number of factors: an increase in the entry level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; higher expenses associated with an increase in new warehouse openings year over year (a net of 35 and 17 warehouses opened since the end of the third quarter of fiscal 2000 and 1999, respectively) where expense ratios to sales are typically higher than at more mature warehouses; continued expansion of the Company's co-branded credit card program; and increased utility costs.

     Preopening expenses totaled $43,003 or 0.19% of net sales during the first thirty-six weeks of fiscal 2001 compared to $25,170 or 0.12% of net sales during the first thirty-six weeks of fiscal 2000. Thirty-two warehouses (including 5 relocated warehouses) were opened in the first thirty-six weeks of fiscal 2001, compared to 14 warehouses opened (including one relocated warehouses) during last year's first thirty-six weeks. Additionally, five warehouses are scheduled to open during the fourth quarter of fiscal 2001, as compared to 11 warehouses that were opened during last year's fourth quarter.

     A provision for impaired assets and closing costs of $2,000 was recorded in the first thirty-six weeks of fiscal 2001 compared to $4,000 in the first thirty-six weeks of fiscal 2000. The provision includes actual and estimated closing costs for warehouses already relocated to new facilities during the fiscal year, with expenses offset by gains on sales of real property. In addition, this year's provision includes a charge related to the reorganization of the Canadian administrative operations totaling $3,000.

     Interest expense totaled $24,889 in the first thirty-six weeks of fiscal 2001 compared to $30,577 in the first thirty-six weeks of fiscal 2000. Interest expense primarily includes interest on the 3 1/2% Zero Coupon Notes and the 7 1/8% Senior Notes. The decrease in interest expense is primarily attributable to an increase in capitalized interest in the first thirty-six weeks of fiscal 2001, resulting from the current increased level of expansion over the prior year's first thirty-six weeks.

     Interest income and other totaled $36,635 in the first thirty-six weeks of fiscal 2001 compared to $38,593 in the first thirty-six weeks of fiscal 2000. The decrease primarily reflects lower interest income due to lower interest rates and lower cash and cash equivalents and short-term investment balances on hand throughout the first thirty-six weeks of fiscal 2001, which was partially offset by improved earnings from Costco Mexico, a 50% owned joint venture, as compared to the year-earlier first thirty-six weeks.

     The effective income tax rate on earnings in the first thirty-six weeks of both fiscal 2001 and 2000 was 40%.

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

     While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $1,000,000 to $1,100,000 during fiscal 2001 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $150,000 to $200,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

     Expansion plans for the United States and Canada during fiscal 2001 are to open 33 new warehouse clubs, including five relocations of existing warehouses to larger and better-located facilities. The Company expects to continue expansion of its international operations and has opened one additional unit in the United Kingdom through its 80%-owned subsidiary, two additional units in Korea through its 96%-owned subsidiary and one additional unit in Japan. No additional international units are planned to open throughout the remainder of fiscal 2001. Other international markets are being assessed.

     Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of May 13, 2001, Costco Mexico operated 19 warehouses in Mexico and has opened one additional warehouse club subsequent to the close of the third quarter of fiscal 2001.

  Reorganization of Canadian Administrative Operations

     On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization are estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), to be expensed as incurred over the next one to two fiscal quarters. During the current quarter the Company expensed $3,000 related to this reorganization and consolidation process and has reported this charge as part of the "provision for impaired assets and closing costs".

  Bank Credit Facilities and Commercial Paper Programs (all amounts stated in US dollars)

     The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 11 banks, of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005. At May 13, 2001, $76,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility.

     In addition, a wholly owned Canadian subsidiary has a $130,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in March 2002. At May 13, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

  Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $318,000. The outstanding commitments under these facilities at May 13, 2001 totaled approximately $81,000, including approximately $29,000 in standby letters of credit.

  Financing Activities

     During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents and short-term borrowings under its commercial paper program.

  Derivatives

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on selected inventory purchases and are generally for short terms. The amount of interest rate and foreign exchange contracts outstanding at May 13, 2001 and the impact of recording those contracts to fair value were not material to the Company's results of operations or its financial position. Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7 1/8% Senior Notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate. On August 11, 2000, the swap agreement was amended to index the floating rate to the three-month LIBOR rate. Effective December 12, 2000, the Company terminated the swap agreement, resulting in a gain of approximately $5,000, which is being amortized over the remaining term of the debt.

  Financial Position and Cash Flows

     Working capital was a deficit of $194,436 at May 13, 2001, compared to working capital of $65,759 at September 3, 2000. The net decrease in working capital was primarily due to a decrease in net inventory levels (inventories less accounts payable) of $203,665, increases in deferred membership income of $62,973, short-term borrowings of $82,900 and a decrease in cash and cash equivalents and short-term investments of $9,029, which were partially offset by increases in receivables of $56,947, as well as decreases in other current liabilities of $45,514.

     Net cash provided by operating activities in the first thirty-six weeks of fiscal 2001 totaled $753,561 compared to $580,947 in the first thirty-six weeks of fiscal 2000. The year-over-year increase in net cash from operating activities is primarily a result of increases in deferred membership income, a net increase resulting from a decrease in net inventories (inventories less accounts payable) and increases in accrued liabilities.

     Net cash used in investing activities totaled $924,420 in the first thirty-six weeks of fiscal 2001 compared to $607,398 in the first thirty-six weeks of fiscal 2000. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses and related operations of $978,295 and $737,917 in the first thirty-six weeks of fiscal 2001 and 2000, respectively. The Company opened a net of 27 warehouses (32 opened, 5 closed) during the first thirty-six weeks of fiscal 2001 compared to 13 warehouses (14 opened, 1 closed) during the first thirty-six weeks of fiscal 2000. In addition, the Company plans to open five new warehouses during the fourth quarter of fiscal 2001 as compared to 11 new warehouses (including three relocations) opened during the fourth quarter of fiscal 2000. Net cash used in investing activities also reflects a decrease in short-term investments of $41,728 and $115,236 in the first thirty-six weeks of fiscal 2001 and 2000, respectively.

     Net cash provided by financing activities totaled $213,614 in the first thirty-six weeks of fiscal 2001 compared to $113,819 in the first thirty-six weeks of fiscal 2000. The year-over-year change relates primarily to an increase in bank checks outstanding of $173,772 and an increase in short-term borrowings of $84,753, which was partially offset by an increase in repayments of long-term debt totaling $142,163.

     The Company's balance sheet as of May 13, 2001 reflects a $941,973 or 11% increase in total assets since September 3, 2000. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program.

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

     The Company adopted SFAS 133 and SFAS 138 on September 4, 2000, the first day of fiscal 2001. On that date the Company designated its fixed-to-floating swap contract as a fair value hedge of its Senior Notes and recorded the Senior Notes and the swap contract at fair market value. Effective December 12, 2000, the swap agreement was terminated; resulting in a gain of approximately $5,000, which is being amortized over the remaining term of the debt. The Company's use of derivative instruments during the quarter ended May 13, 2001 was limited to foreign exchange contracts. The impact of recording these derivatives was not material to the Company's financial statements.

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

     (b) No reports on Form 8-K were filed for the 12 weeks ended May 13, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COSTCO WHOLESALE CORPORATION
                                          Registrant

Date: June 12, 2001                              /s/ JAMES D. SINEGAL
                                          --------------------------------------
                                                     James D. Sinegal
                                          President and Chief Executive Officer

Date: June 12, 2001                             /s/ RICHARD A. GALANTI
                                          --------------------------------------
                                                    Richard A. Galanti
                                                Executive Vice President,
                                                 Chief Financial Officer

                          COSTCO WHOLESALE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                                MAY 13,      SEPTEMBER 3,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   558,576    $   524,505
  Short-term investments....................................        4,926         48,026
  Receivables, net..........................................      231,322        174,375
  Merchandise inventories, net..............................    2,675,311      2,490,088
  Other current assets......................................      223,070        233,124
                                                              -----------    -----------
          Total current assets..............................    3,693,205      3,470,118
                                                              -----------    -----------
PROPERTY AND EQUIPMENT
  Land and land rights......................................    1,771,436      1,621,798
  Buildings, leaseholds and land improvements...............    3,591,886      3,007,752
  Equipment and fixtures....................................    1,476,747      1,311,110
  Construction in progress..................................      146,737        200,729
                                                              -----------    -----------
                                                                6,986,806      6,141,389
  Less-accumulated depreciation and amortization............   (1,472,112)    (1,307,273)
                                                              -----------    -----------
          Net property and equipment........................    5,514,694      4,834,116
                                                              -----------    -----------
OTHER ASSETS................................................      368,014        329,706
                                                              -----------    -----------
                                                              $ 9,575,913    $ 8,633,940
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short term borrowings.....................................  $    92,400    $     9,500
  Accounts payable..........................................    2,586,027      2,197,139
  Accrued salaries and benefits.............................      420,597        422,264
  Accrued sales and other taxes.............................      155,419        159,717
  Deferred membership income................................      325,222        262,249
  Other current liabilities.................................      307,976        353,490
                                                              -----------    -----------
          Total current liabilities.........................    3,887,641      3,404,359
LONG-TERM DEBT..............................................      828,294        790,053
DEFERRED INCOME TAXES AND OTHER LIABILITIES.................       94,878         90,391
                                                              -----------    -----------
          Total liabilities.................................    4,810,813      4,284,803
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................      109,850        108,857
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock $.005 par value; 200,000,000 shares
     authorized; no shares issued and outstanding...........           --             --
  Common stock $.005 par value; 1,800,000,000 shares
     authorized; 450,614,000 and 447,297,000 shares issued
     and outstanding........................................        2,253          2,236
  Additional paid-in capital................................    1,097,877      1,028,414
  Other accumulated comprehensive loss......................     (182,894)      (117,029)
  Retained earnings.........................................    3,738,014      3,326,659
                                                              -----------    -----------
          Total stockholders' equity........................    4,655,250      4,240,280
                                                              -----------    -----------
                                                              $ 9,575,913    $ 8,633,940
                                                              ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                          COSTCO WHOLESALE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               12 WEEKS ENDED               36 WEEKS ENDED
                                          ------------------------    --------------------------
                                           MAY 13,        MAY 7,        MAY 13,        MAY 7,
                                             2001          2000          2001           2000
                                          ----------    ----------    -----------    -----------
REVENUE
  Net sales.............................  $7,563,494    $6,768,608    $23,222,453    $21,206,406
  Membership fees and other.............     155,401       126,000        440,029        368,701
                                          ----------    ----------    -----------    -----------
          Total revenue.................   7,718,895     6,894,608     23,662,482     21,575,107
OPERATING EXPENSES
  Merchandise costs.....................   6,825,636     6,084,246     20,815,238     18,996,814
  Selling, general and administrative...     705,858       604,924      2,128,396      1,838,380
  Preopening expenses...................      12,751         6,728         43,003         25,170
  Provision for impaired assets and
     closing costs......................          --         1,500          2,000          4,000
                                          ----------    ----------    -----------    -----------
          Operating income..............     174,650       197,210        673,845        710,743
OTHER INCOME (EXPENSE)
  Interest expense......................      (9,023)       (9,604)       (24,889)       (30,577)
  Interest income and other.............       9,801        12,943         36,635         38,593
                                          ----------    ----------    -----------    -----------
INCOME BEFORE INCOME TAXES..............     175,428       200,549        685,591        718,759
  Provision for income taxes............      70,171        80,220        274,236        287,504
                                          ----------    ----------    -----------    -----------
NET INCOME..............................  $  105,257    $  120,329    $   411,355    $   431,255
                                          ==========    ==========    ===========    ===========
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Basic.................................  $      .23    $     0.27    $       .92    $      0.97
                                          ==========    ==========    ===========    ===========
  Diluted...............................  $      .23    $     0.26    $       .88    $      0.92
                                          ==========    ==========    ===========    ===========
Shares used in calculation (000's)
  Basic.................................     450,195       448,113        448,886        445,557
  Diluted...............................     475,840       478,750        474,973        476,409

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  36 WEEKS ENDED
                                                              ----------------------
                                                               MAY 13,      MAY 7,
                                                                2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $ 411,355    $ 431,255
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    204,908      172,507
     Amortization of discount on zero coupon notes..........     11,320       11,087
     Tax benefit from exercise of stock options.............     26,943       50,400
     Change in receivables, other current assets, accrued
      and other current liabilities.........................    111,585        5,529
     Increase in merchandise inventories....................   (210,925)    (157,539)
     Increase in accounts payable...........................    219,890       79,147
     Other..................................................    (21,515)     (11,439)
                                                              ---------    ---------
       Total adjustments....................................    342,206      149,692
                                                              ---------    ---------
          Net cash provided by operating activities.........    753,561      580,947
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.......................   (978,295)    (737,917)
  Proceeds from the sale of property and equipment..........     48,034       45,237
  Investment in unconsolidated joint ventures...............    (28,500)          --
  Decrease in short-term investments........................     41,728      115,236
  Increase in other assets and other, net...................     (7,387)     (29,954)
                                                              ---------    ---------
          Net cash used in investing activities.............   (924,420)    (607,398)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from short-term borrowings...................     84,753           --
  Net proceeds from issuance of long-term debt..............     44,051          253
  Repayments of long-term debt..............................   (149,794)      (7,631)
  Changes in bank checks outstanding........................    191,517       17,745
  Proceeds from minority interests..........................        550       11,289
  Exercise of stock options.................................     42,537       92,163
                                                              ---------    ---------
          Net cash provided by financing activities.........    213,614      113,819
                                                              ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................     (8,684)        (722)
                                                              ---------    ---------
  Net increase in cash and cash equivalents.................     34,071       86,646
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.................    524,505      440,586
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS END OF PERIOD.....................  $ 558,576    $ 527,232
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (excludes amounts capitalized)................  $   8,887    $  16,287
     Income taxes...........................................  $ 198,960    $ 209,362

   The accompanying notes are an integral part of these financial statements.

                          COSTCO WHOLESALE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 3, 2000.

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

     Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 13, 2001, Costco operated 359 warehouse clubs: 259 in the United States; 60 in Canada; 11 in the United Kingdom; five in Korea; three in Taiwan; and two in Japan. The Company also operated (through a 50%-owned joint venture) 19 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

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

  Short-term Investments

     At May 13, 2001 and September 3, 2000 short-term investments consisted of the following:

                                                         MAY 13,    SEPTEMBER 3,
                                                          2001          2000
                                                         -------    ------------
Corporate notes and bonds..............................  $4,926       $38,331
Certificates of deposit................................      --         9,667
Other..................................................      --            28
                                                         ------       -------
          Total short-term investments.................  $4,926       $48,026
                                                         ======       =======

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company's short-term investments have been designated as being available-for-sale. The fair market value of short-term investments approximates their carrying value and unrealized holding gains and losses were not significant at May 13, 2001 or September 3, 2000. Realized gains and losses are included in interest income and were not significant in the first thirty-six weeks of fiscal 2001 or 2000.

  Receivables

     Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,581 and $3,368 at May 13, 2001 and September 3, 2000, respectively.

  Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $15,650 at May 13, 2001 and $8,150 at September 3, 2000. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

  Accounts Payable

     The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at May 13, 2001 and September 3, 2000, are $245,947 and $55,002, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

  Derivatives

     The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on selected and forecasted inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at quarter-end or in place during the first thirty-six weeks of fiscal 2001 was not material to the Company's results of operations or its financial position.

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

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Foreign Currency Translations

     Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other accumulated comprehensive loss. Revenue and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in the Statement of Income as realized.

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

  Provision for Impaired Assets and Closing Costs

     Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. At May 13, 2001, the reserve for warehouse closing costs was $11,358, of which $9,066 related to future lease obligations.

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

                                                     12 WEEKS ENDED          36 WEEKS ENDED
                                                  --------------------    --------------------
                                                  MAY 13,      MAY 7,     MAY 13,      MAY 7,
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
Net income available to common stockholders used
  in basic EPS..................................  $105,257    $120,329    $411,355    $431,255
Interest on convertible bonds, net of tax.......     2,264       2,230       6,792       6,691
                                                  --------    --------    --------    --------
Net income available to common stockholders
  after assumed conversions of dilutive
  securities....................................  $107,521    $122,559    $418,147    $437,946
                                                  ========    ========    ========    ========
Weighted average number of common shares used in
  basic EPS (000's).............................   450,195     448,113     448,886     445,557
Stock options (000's)...........................     6,300      11,290       6,742      11,504
Conversion of convertible bonds (000's).........    19,345      19,347      19,345      19,348
                                                  --------    --------    --------    --------
Weighted number of common shares and dilutive
  potential common stock used in diluted EPS
  (000's).......................................   475,840     478,750     474,973     476,409
                                                  ========    ========    ========    ========

     The diluted share base calculation for the fiscal quarters ended May 13, 2001 and May 7, 2000, excludes 7,091,411 and 160,000 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended May 13, 2001 and May 7, 2000, excludes 7,132,315 and 53,333 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

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

NOTE (2) -- COMPREHENSIVE INCOME

     Consolidated comprehensive income is as follows:

                                                     12 WEEKS ENDED          36 WEEKS ENDED
                                                  --------------------    --------------------
                                                  MAY 13,      MAY 7      MAY 13,      MAY 7,
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
Net income......................................  $105,257    $120,329    $411,355    $431,255
Other comprehensive income (expense):
  Foreign currency translation..................   (27,597)    (30,174)    (65,865)      1,702
  Income taxes..................................    11,039      12,070      26,346        (681)
                                                  --------    --------    --------    --------
     Other comprehensive income (expense), net
       of income taxes..........................   (16,558)    (18,104)    (39,519)      1,021
                                                  --------    --------    --------    --------
Comprehensive income............................  $ 88,699    $102,225    $371,836    $432,276
                                                  ========    ========    ========    ========

                          COSTCO WHOLESALE CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE (3) -- DEBT

  Bank Credit Facilities and Commercial Paper Programs (all amounts stated in US dollars)

     The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 11 banks, of which $250,000 expires on November 14, 2001 and $250,000 expires on November 15, 2005. At May 13, 2001, $76,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility.

     In addition, a wholly owned Canadian subsidiary has a $130,000 commercial paper program supported by a $91,000 bank credit facility with three Canadian banks, which expires in March 2002. At May 13, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

     The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $591,000 combined amounts of the respective supporting bank credit facilities.

  Letters of Credit

     The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $318,000. The outstanding commitments under these facilities at May 13, 2001 totaled approximately $81,000, including approximately $29,000 in standby letters of credit.

  Financing Activities

     During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents and short-term borrowings under its commercial paper program.

NOTE (4) -- COMMITMENTS AND CONTINGENCIES

     The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

     Additionally, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization are estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), to be expensed as incurred over the next one to two fiscal quarters. During the current quarter the Company expensed $3,000 related to this reorganization and consolidation process and is reported as part of the "provision for impaired assets and closing costs".

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

                                                                             OTHER
                                          UNITED STATES     CANADIAN     INTERNATIONAL
                                           OPERATIONS      OPERATIONS     OPERATIONS         TOTAL
                                          -------------    ----------    -------------    -----------
THIRTY-SIX WEEKS ENDED MAY 13, 2001
  Total revenue.........................   $19,421,103     $3,231,034     $1,010,345      $23,662,482
  Operating income (loss)...............       551,551        127,320         (5,026)         673,845
  Depreciation and amortization.........       163,532         24,504         16,872          204,908
  Capital expenditures..................       885,832         32,148         60,315          978,295
  Total assets..........................     7,794,198      1,037,312        744,403        9,575,913
THIRTY-SIX WEEKS ENDED MAY 7, 2000
  Total revenue.........................   $17,537,965     $3,175,255     $  861,887      $21,575,107
  Operating income (loss)...............       586,260        127,377         (2,894)         710,743
  Depreciation and amortization.........       134,408         25,374         12,725          172,507
  Capital expenditures..................       603,705         32,756        101,456          737,917
  Total assets..........................     6,516,636      1,071,909        609,720        8,198,265
YEAR ENDED SEPTEMBER 3, 2000
  Total revenue.........................   $26,170,108     $4,743,657     $1,250,531      $32,164,296
  Operating income (loss)...............       848,605        192,310         (3,465)       1,037,450
  Depreciation and amortization.........       198,436         36,563         19,398          254,397
  Capital expenditures..................       998,429         41,962        188,030        1,228,421
  Total assets..........................     6,833,440      1,134,998        665,502        8,633,940