Form 10-K405
period 2001-09-02
COSTCO WHOLESALE CORP /NEW
filed 2001-11-16
CIK 909832

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 2, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20355

Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1223280 (I.R.S. Employer Identification No.)

999 Lake Drive, Issaquah, WA 98027
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (425) 313-8100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 Par Value	The NASDAQ National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at November 2, 2001 was $17,836,501,654.

    The number of shares outstanding of the registrant's common stock as of November 2, 2001 was 452,221,033.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 2002 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 2, 2001

Part I

Item 1—Business

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

    Costco's typical warehouse format averages approximately 137,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, Costco's warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

    By strictly controlling the entrances and exits of its warehouses and by limiting membership to selected groups and businesses, Costco has been able to limit inventory losses to less than three-tenths of one percent of net sales—well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are generally limited to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to Costco.

    Costco's policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and annual direct mail marketing programs to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco's marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups and ongoing direct solicitations to prospective wholesale members.

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

    The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 2001, 2000, and 1999:

	2001	2000	1999
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks and cleaning and institutional supplies)	31%	30%	30%
Food (including dry and fresh foods and institutionally packaged foods)	30%	30%	31%
Hardlines (including major appliances, video and audio tape, electronics, tools, office supplies, furniture and automotive supplies)	19%	20%	20%
Softlines (including apparel, domestics, cameras, jewelry, housewares, books and small appliances)	11%	12%	12%
Other (including pharmacy, optical, one-hour photo, print shop, food court, hearing aid and gas stations)	9%	8%	7%

	100%	100%	100%

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

    Costco reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco's operations, except an increased level of sales and earnings during the Christmas holiday season. Fiscal 2001 was a 52-week fiscal year.

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

    Executive Memberships are available to all members for an annual fee of $100. The Executive Membership program offers members additional savings and benefits on various business and consumer services offered by Costco, such as merchant credit card processing, small business loans, auto and home insurance, long-distance telephone service, check printing, and real estate and mortgage services. The services offered are generally provided by third-party providers and vary by state. In addition, Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco.

    As of September 2, 2001, Costco had approximately 4.4 million Business memberships and approximately 12.7 million Gold Star memberships. Members can utilize their memberships at any Costco warehouse location.

Labor

    As of September 2, 2001, Costco had approximately 86,000 employees, about one-half of whom were part-time. Approximately 12,450 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. In addition, one warehouse in the Canadian province of British Columbia is represented by the Retail Wholesale Union. All remaining employees are non-union. Costco considers its employee relations to be good.

Competition

    The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded further into various food merchandising formats. Target has also emerged as a significant retail competitor. Approximately 917 warehouse clubs exist across the U.S. and Canada, including the 324 warehouses operated by the Company in North America; and every major metropolitan area has one, if not several, club operations. Low-cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates predominately in California, Washington, Oregon, Florida and Arizona, are capturing an increasingly greater share of the institutional food business from wholesale operators and others.

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

Item 2—Properties

Warehouse Properties

    At September 2, 2001, Costco operated 345 warehouse clubs: 264 in the United States (in 34 states); 60 in Canada (in 9 Canadian provinces); 11 in the United Kingdom (9 in England; 2 in Scotland); 5 in Korea; 3 in Taiwan; and 2 in Japan. The following is a summary of owned and leased warehouses by region:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building	Total
UNITED STATES	209	55	264
CANADA	52	8	60
UNITED KINGDOM	11	—	11
KOREA	2	3	5
TAIWAN	—	3	3
JAPAN	—	2	2

Total	274	71	345

    The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 2001:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
1997 and prior	200	54	7	261	261
1998	11	2	4	17	278
1999	10	2	2	14	292
2000	16	1	4	21	313
2001	27	1	4	32	345
2002 (through 12/31/01)	20	—	—	20	365

Total	284	60	21	365

    As of September 2, 2001, the Company operated (through a 50%-owned joint venture) 20 warehouses in Mexico. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for on the equity basis and therefore their operations are not consolidated in the Company's financial statements.

    The Company's headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses, and operates various processing, packaging, and other facilities to support ancillary and other businesses.

Item 3—Legal Proceedings

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of its operations.

Item 4—Submission of Matters to a Vote of Security Holders

    The Company's annual meeting is scheduled for 7:00 p.m. on January 30, 2002, at the Nob Hill Masonic Center in San Francisco, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 4A—Executive Officers of the Registrant

    The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Age	Position With Company
James D. Sinegal	65	President and Chief Executive Officer
Jeffrey H. Brotman	59	Chairman of the Board
Richard D. DiCerchio	58	Sr. Executive Vice President, Chief Operating Officer, Merchandising, Distribution and Construction
Richard A. Galanti	45	Executive Vice President and Chief Financial Officer
Franz E. Lazarus	54	Executive Vice President, Chief Operating Officer, International Operations and Ancillary Businesses
W. Craig Jelinek	49	Executive Vice President, Chief Operating Officer, Northern Division
Paul G. Moulton	50	Executive Vice President, Real Estate Development
Joseph P. Portera	48	Executive Vice President, Chief Operating Officer, Eastern U.S. and Canadian Divisions
Dennis R. Zook	52	Executive Vice President, Chief Operating Officer, Southern Division

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

    Richard D. DiCerchio was named Senior Executive Vice President of the Company in 1997 and he is currently Senior Executive Vice President and Chief Operating Officer—Merchandising, Distribution and Construction and has been a director of the Company since October 1993. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer—Northern Division. He was appointed Chief Operating Officer—Western Region of Costco Wholesale Corporation in August 1992 and was appointed Executive Vice President and director of Costco Wholesale Corporation in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of Costco Wholesale Corporation. He joined Costco Wholesale Corporation as Vice President, Operations in May 1983.

    Richard A. Galanti has been Executive Vice President and Chief Financial Officer of the Company since the Merger and has been a director of the Company since January 1995. He was Senior Vice President, Chief Financial Officer and Treasurer of Costco Wholesale Corporation from January 1985 until the Merger, having joined Costco Wholesale Corporation as Vice President—Finance in March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation.

    Franz E. Lazarus was named Executive Vice President, Chief Operating Officer—International Operations in September 1995 and assumed the additional responsibilities over Manufacturing and Ancillary Businesses in August 2000. From August 1994 to September 1995, Mr. Lazarus served as Executive Vice President, Chief Operating Officer—Northern Division of the Company. Subsequent to the Merger in October 1993, he served as Executive Vice President, Chief Operating Officer—Eastern Division. He was named Executive Vice President, Chief Operating Officer—East Coast Operations of Costco Wholesale Corporation in August 1992. Mr. Lazarus joined Costco Wholesale Corporation in November 1983 and has held various management positions prior to his current position.

    W. Craig Jelinek has been Executive Vice President, Chief Operating Officer—Northern Division since September 1995. He had been Senior Vice President, Operations—Northwest Region since September 1992. From May 1986 to September 1994, he was Vice President, Regional Operations Manager—Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

    Paul G. Moulton has been Executive Vice President, Real Estate Development since February 2001. He had been responsible for Marketing, E-commerce and Member Services since October 1999. He was Senior Vice President, Information Systems from November 1997 to August 1999. From 1995 to 1997, he was Senior Vice President, COO of Costco Asia; and from 1992 to 1995 he was Senior Vice President, COO of Costco Europe. From 1990 to 1992, Mr. Moulton was Vice President of Finance and Corporate Treasurer and has held various management positions since joining Costco Wholesale Corporation in 1985.

    Joseph P. Portera has been Executive Vice President, Chief Operating Officer—Eastern Division of the Company since August 1994 and assumed the additional responsibilities of Chief Operating Officer—Canadian Division in September 2000. He was Senior Vice President, Operations—Northern California Region from October 1993 to August 1994. From August 1991 to October 1993, he was Senior Vice President, Merchandising—Non Foods of Costco Wholesale Corporation, and has held various management positions since joining Costco Wholesale Corporation in April 1984.

    Dennis R. Zook has been Executive Vice President, Chief Operating Officer—Southern Division of the Company since the Merger, which includes management responsibilities for the Company's joint venture operation in Mexico. He was Executive Vice President of The Price Company since February 1989. Mr. Zook became Vice President of West Coast Operations of The Price Company in October 1988 and has held various management positions since joining The Price Company in October 1981.

Part II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

    Costco Common Stock is quoted on The Nasdaq Stock Market's National Market under the symbol "COST."

    The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 1999 through November 2, 2001. The quotations are as reported in published financial sources.

	Costco Common Stock
	High	Low
Calendar Quarters—1999
First Quarter	$45.906	$35.625
Second Quarter	46.250	35.563
Third Quarter	43.281	33.063
Fourth Quarter	49.344	36.000
Calendar Quarters—2000
First Quarter	55.953	42.063
Second Quarter	58.438	30.000
Third Quarter	38.375	31.313
Fourth Quarter	39.938	30.625
Calendar Quarters—2001
First Quarter	46.250	36.500
Second Quarter	43.620	34.063
Third Quarter	44.500	31.220
Fourth Quarter (through November 2, 2001)	40.520	33.540

    On November 2, 2001 the Company had 8,041 stockholders of record.

DIVIDEND POLICY

    Costco has never paid regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

Item 6—Selected Financial Data

SELECTED FINANCIAL AND OPERATING DATA

    The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended September 2, 2001, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of Costco for fiscal 2001.

COSTCO WHOLESALE CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999		52 Weeks Ended August 30, 1998	52 Weeks Ended August 31, 1997		52 Weeks Ended September 1, 1996	53 Weeks Ended September 3, 1995	52 Weeks Ended August 28, 1994	52 Weeks Ended August 29, 1993	52 Weeks Ended August 30, 1992
OPERATING DATA
Revenue
Net sales	$34,137,021	$31,620,723	$26,976,453		$23,830,380	$21,484,118		$19,213,866	$17,905,926	$16,160,911	$15,154,685	$13,820,380
Membership fees and other	660,016	543,573	479,578		439,497	390,286		352,590	341,360	319,732	309,129	276,998

Total revenue	34,797,037	32,164,296	27,456,031		24,269,877	21,874,404		19,566,456	18,247,286	16,480,643	15,463,814	14,097,378
Operating expenses
Merchandise costs	30,598,140	28,322,170	24,170,199		21,379,691	19,314,485		17,345,315	16,225,848	14,662,891	13,751,153	12,565,463
Selling, general & administrative	3,129,059	2,755,355	2,338,198		2,069,900	1,876,759		1,691,187	1,555,588	1,425,549	1,314,660	1,128,898
Preopening expenses	59,571	42,321	31,007		27,010	27,448		29,231	25,018	24,564	28,172	25,595
Provision for impaired assets and closing costs	18,000	7,000	56,500		6,000	75,000(a	)	10,000	7,500	7,500	5,000	2,000

Operating income	992,267	1,037,450	860,127		787,276	580,712		490,723	433,332	360,139	364,829	375,422
Other income (expense)
Interest expense	(32,024)	(39,281)	(45,527)		(47,535)	(76,281)		(78,078)	(67,911)	(50,472)	(46,116)	(35,525)
Interest income and other	43,238	54,226	44,266		26,662	15,898		10,832	2,783	13,888	17,750	28,958
Provision for merger and restructuring expenses	—	—	—		—	—		—	—	(120,000)	—	—

Income from continuing operations before income taxes and cumulative effect of accounting change	1,003,481	1,052,395	858,866		766,403	520,329		423,477	368,204	203,555	336,463	368,855
Provision for income taxes	401,392	420,958	343,545		306,561	208,132		174,684	150,963	92,657	133,620	145,833

Income from continuing operations before cumulative effect of accounting change	602,089	631,437	515,321		459,842	312,197		248,793	217,241	110,898	202,843	223,022
Cumulative effect of accounting change, net of tax	—	—	(118,023	)(b)	—	—		—	—	—	—	—

Income from continuing operations	602,089	631,437	397,298		459,842	312,197		248,793	217,241	110,898	202,843	223,022
Discontinued operations:
Income (loss), net of tax	—	—	—		—	—		—	—	(40,766)	20,404	19,385
Loss on disposal	—	—	—		—	—		—	(83,363)	(182,500)	—	—

Net income (loss)	$602,089	$631,437	$397,298		$459,842	$312,197		$248,793	$133,878	$(112,368)	$223,247	$242,407

Per Share Data—Diluted
Income from continuing operations before cumulative effect of accounting change	$1.29	$1.35	$1.11		$1.01	$0.73		$0.61	$0.53	$0.25	$0.46	$0.49
Cumulative effect of accounting change, net of tax	—	—	(0.25)		—	—		—	—	—	—	—

Income from continuing operations	1.29	1.35	0.86		1.01	0.73		0.61	0.53	0.25	0.46	0.49
Discontinued Operations:
Income (loss), net of tax	—	—	—		—	—		—	—	(0.09)	0.04	0.04
Loss on Disposal	—	—	—		—	—		—	(0.19)	(0.42)	—	—

Net income (loss)	$1.29	$1.35	$0.86		$1.01	$0.73		$0.61	$0.34	$(0.26)	$0.50	$0.53

Shares used in calculation	475,827	475,737	471,120		463,371	449,336		435,781	447,219	438,664	480,324	490,180

(a)
Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.09 per diluted share) provision for asset impairment.

(b)
Represents a one-time non-cash charge reflecting the cumulative effect of the Company's change in accounting for membership fees from a cash to a deferred method.

COSTCO WHOLESALE CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except warehouse data)

	September 2, 2001	September 3, 2000	August 29, 1999	August 30, 1998		August 31, 1997	September 1, 1996	September 3, 1995	August 28, 1994	August 29, 1993	August 30, 1992
BALANCE SHEET DATA
Working capital (deficit)	$(229,732)	$65,759	$449,680	$431,288		$145,903	$56,710	$9,381	$(113,009)	$127,312	$281,592
Property and equipment, net	5,826,585	4,834,116	3,906,888	3,395,372		3,154,634	2,888,310	2,535,593	2,146,396	1,966,601	1,704,052
Total assets	10,089,786	8,633,940	7,505,001	6,259,820		5,476,314	4,911,861	4,437,419	4,235,659	3,930,799	3,576,543
Short-term debt	194,552	9,500	—	—		25,460	59,928	75,725	149,340	23,093	—
Long-term debt	859,393	790,053	918,888	930,035		917,001	1,229,221	1,094,615	795,492	812,576	813,976
Stockholders' equity	$4,882,940	$4,240,280	$3,532,110	$2,965,886		$2,468,116	$1,777,798	$1,530,744	$1,684,960	$1,796,728	$1,593,943
WAREHOUSES IN OPERATION
Beginning of year	313	292	278	261		252	240	221	200	170	140
Opened(a)	39	25	21	18	(c)	17	20	24	29	37	31
Closed(b)	(7)	(4)	(7)	(1)		(8)	(8)	(5)	(8)	(7)	(1)

End of Year	345	313	292	278		261	252	240	221	200	170

(a)
Includes relocations, as well as new warehouse openings.

(b)
Includes relocations, as well as outright closings.

(c)
Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, and other risks identified from time to time in the Company's public statements and reports filed with the SEC.

Comparison of Fiscal 2001 (52 weeks) and Fiscal 2000 (53 weeks):
(dollars in thousands, except earnings per share)

    Net income for fiscal 2001, a 52-week fiscal year, decreased 5% to $602,089, or $1.29 per diluted share, from $631,437, or $1.35 per diluted share during fiscal year 2000, a 53-week fiscal year.

    Net sales increased 8% to $34,137,021 in fiscal 2001 from $31,620,723 in fiscal 2000. This increase was due to higher sales at existing locations opened prior to fiscal 2000; increased sales at 21 warehouses (25 opened, 4 closed) that were opened in fiscal 2000 and in operation for the entire 2001 fiscal year; and first year sales at the 32 new warehouses opened (39 opened, 7 closed) during fiscal 2001. Changes in prices did not materially impact sales levels.

    Comparable sales, that is sales in warehouses open for at least a year, increased at a 4% annual rate in fiscal 2001 compared to an 11% annual rate during fiscal 2000.

    Membership fees and other revenue increased 21% to $660,016, or 1.93% of net sales, in fiscal 2001 from $543,573, or 1.72% of net sales, in fiscal 2000. This increase was primarily due to the increase in membership fees across most membership categories, averaging approximately $5 per member, which became effective beginning with renewals on October 1, 2000. Additionally, membership sign-ups at the 32 new warehouses opened in fiscal 2001 were also a factor in this increase.

    Gross margin (defined as net sales minus merchandise costs) increased 7% to $3,538,881, or 10.37% of net sales, in fiscal 2001 from $3,298,553, or 10.43% of net sales, in fiscal 2000. Gross margin as a percentage of net sales decreased by six basis points due to costs related to the Executive Membership two percent reward program, which was somewhat offset by gross margin improvement in the Company's core merchandising activities and ancillary operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $13,650 at September 2, 2001, and $8,150 at September 3, 2000.

    Selling, general and administrative expenses as a percent of net sales increased to 9.17% during fiscal 2001 from 8.71% during fiscal 2000, due to a number of a factors, including an increase in the entry level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; continued expansion of the Company's co-branded credit card program; higher utility and energy costs; and higher expenses associated with an increase in new warehouse openings year-over-year (a net of 32 and 21 warehouses opened in fiscal 2001 and 2000, respectively) where expense ratios to sales are typically higher than in more mature warehouses.

    Preopening expenses totaled $59,571, or 0.17% of net sales, during fiscal 2001 and $42,321, or 0.13% of net sales, during fiscal 2000. During fiscal 2001, the Company opened 39 new warehouses (including relocations) compared to 25 new warehouses (including relocations) during fiscal 2000. Pre-opening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses, as well as expanded international operations.

    The provision for impaired assets and closing costs was $18,000 in fiscal 2001 compared to $7,000 in fiscal 2000. The fiscal 2001 provision includes charges of $19,000 for the Canadian administrative reorganization (See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations"—Liquidity and Capital Resources), $15,231 for the impairment of long-lived assets and $2,412 for warehouse closing expense, which were offset by $18,643 of gains on the sale of real property. At September 2, 2001, the reserve for warehouse closing costs was $15,434, of which $6,538 related to future lease obligations. This compares to a reserve for warehouse closing costs of $11,762 at September 3, 2000, of which $8,887 related to future lease obligations. (See Part II, "Item 8—Financial Statements"—Notes to Consolidated Financial Statements—Note 1).

    Interest expense totaled $32,024 in fiscal 2001, and $39,281 in fiscal 2000. The decrease in interest expense is primarily due to an increase in capitalized interest related to construction projects and a decrease related to the retirement of an unsecured note payable to banks with a principal amount totaling $140,000 in April 2001.

    Interest income and other totaled $43,238 in fiscal 2001 compared to $54,226 in fiscal 2000. The decrease was primarily due to lower rates of interest earned on lower balances of cash and cash equivalents and short-term investments during fiscal 2001 as compared to fiscal 2000, which was partially offset by improved earnings from Costco Mexico (a 50% owned joint venture) on a year-over-year basis.

    The effective income tax rate on earnings was 40% in both fiscal 2001 and fiscal 2000.

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

    The provision for impaired assets and closing costs was $7,000 in fiscal 2000 compared to $56,500 in fiscal 1999. The fiscal 2000 provision includes a charge of $10,956 for the impairment of long-lived assets, which was offset by $3,956 of gains on the sale of real property. The fiscal 1999 provision includes a charge of $31,080 for the impairment of long-lived assets and $30,865 for warehouse and other facility closing costs, which were offset by $5,445 of gains on the sale of real property. The provision for closing costs in fiscal 1999 includes $24,773 for future lease obligations and $6,092 for other expenses directly related to the closedown of warehouses and other facilities. At September 3, 2000, the reserve for closing costs was $11,762, of which $8,887 related to future lease obligations.

    Interest expense totaled $39,281 in fiscal 2000, and $45,527 in fiscal 1999. The decrease in interest expense is primarily due to an increase in capitalized interest related to construction projects and a decrease in the interest rate related to the 7.125% Senior Notes due to entering into a "fixed-to-floating" interest rate swap agreement in December 1999 that effectively converted the fixed rate of 7.125% to a floating rate indexed to the 30-day commercial paper rate. In August 2000, the swap agreement was amended to index the floating rate to the three-month LIBOR rate. Effective December 12, 2000, the Company terminated the swap agreement.

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

    While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $1,000,000 to $1,150,000 during fiscal 2002 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

    Expansion plans for the United States and Canada during fiscal 2002 are to open approximately 34 to 36 new warehouse clubs, including six to seven relocations to larger and better-located warehouses. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom through its 80%-owned subsidiary, and one additional unit in Korea through its 96%-owned subsidiary. Other international markets are being assessed.

    Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of September 2, 2001, Costco Mexico operated 20 warehouses in Mexico and plans to open one or two new warehouse clubs during fiscal 2002.

Reorganization of Canadian Administrative Operations

    On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization are estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), expensed as incurred in fiscal 2001 and to be incurred in the first quarter of fiscal 2002. During the current year the Company expensed $19,000 related to this reorganization and consolidation process and has reported this charge as part of the provision for impaired assets and closing costs.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 10 banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At September 2, 2001, $194,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility.

    In addition, a wholly owned Canadian subsidiary has a $129,000 commercial paper program supported by a $90,000 bank credit facility with three Canadian banks, which expires in March, 2002. At September 2, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $590,000 combined amounts of the respective supporting bank credit facilities.

    The Company's wholly-owned Japanese subsidiary has a short-term 3 billion Yen bank line of credit, equal to approximately $25,000, expiring in November 2002. At September 2, 2001, no amounts were outstanding under the line of credit.

Letters of Credit

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $556,000. The outstanding commitments under these facilities at September 2, 2001 totaled approximately $127,000, including approximately $29,000 in standby letters of credit.

Financing Activities

    During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents and short-term borrowings under its commercial paper program.

    In October 2000, the Company's wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of 3.5 billion Yen, equal to $29,400, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

    In July 2001, the Company's wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of 3 billion Yen, equal to $25,200, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

    In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. To date, no securities have been issued under this filing. On October 23, 2001, subsequent to fiscal 2001 year end, the Company filed with the Securities and Exchange Commission to offer up to an additional $100,000 in debt securities, bringing the total amount of debt securities registered under shelf registration to $600,000.

Derivatives

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at September 2, 2001 were not material to the Company's results of operations or its financial position. Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7.125% Senior Notes, replacing the fixed interest rate with a floating rate indexed to the 30-day commercial paper rate. On August 11, 2000, the swap agreement was amended to index the floating rate to the three-month LIBOR rate. Effective December 12, 2000, the Company terminated the swap agreement, resulting in a gain of approximately $5,000, the benefit of which is being amortized over the remaining term of the debt.

Financial Position and Cash Flows

    The Company was in a negative working capital position at September 2, 2001 of approximately $230,000, compared to a positive working capital position of approximately $66,000 at September 3, 2000. The decrease in net working capital of approximately $296,000 was primarily due to decreases in net inventory levels (inventories less accounts payable) of approximately $282,000 and increases in short term borrowings of approximately $185,000, offset by an increase in receivables of approximately $150,000.

    Net cash provided by operating activities totaled $1,032,563 in fiscal 2001 compared to $1,070,358 in fiscal 2000. The decrease in net cash from operating activities year-over-year is primarily a result of a 5% decrease in net income.

    Net cash used in investing activities totaled $1,339,843 in fiscal 2001 compared to $1,045,664 in fiscal 2000. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $1,447,549 and $1,228,421 in fiscal 2001 and 2000, respectively. Property dispositions provided the Company with $110,002 in fiscal 2001 and $62,730 in the prior fiscal year. Net cash used in investing activities also reflects proceeds from sales of short-term investments of $41,599 and $208,959 during fiscal 2001 and fiscal 2000, respectively. Additionally, in fiscal 2001, no funds were used to acquire additional ownership in non-wholly owned subsidiaries, whereas in fiscal 2000 the Company purchased an additional 20% interest in Costco UK from Littlewoods Organisation PLC. The Company increased its investment in Costco Mexico, a 50% owned joint venture, by $28,500 in fiscal 2001. Costco Mexico operates 20 warehouses in Mexico.

    Net cash provided by financing activities totaled $394,345 in fiscal 2001 compared to $58,605 in fiscal 2000. The increase in financing activity for the current year relates to an increase in short-term borrowings (primarily through the Company's commercial paper program) of $185,942, an increase in bank checks outstanding of $216,661, net proceeds from long-term borrowings of $81,951 and proceeds from stock option exercises of $62,000, offset by retirement of long-term debt in the current fiscal year of $159,328. Included in this long-term debt retirement was the retirement of its $140,000 unsecured notes payable to banks in April 2001.

    The Company's balance sheet as of September 2, 2001 reflects a $1,455,846 or 17% increase in total assets since September 3, 2000. The increase is primarily due to a net increase in property and equipment and merchandise inventory related to the Company's expansion program.

Stock Repurchase Program (dollars in thousands except per share data)

    The Company's stock repurchase program, that was authorized by the Board of Directors to repurchase up to $500,000 of Costco Common Stock over a three-year period commencing on November 5, 1998, has expired. Under the program, the Company could repurchase shares from time to time in the open market or in private transactions as market conditions warranted. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes including stock option grants under stock option programs. As of September 3, 2000, the Company had repurchased 3.13 million shares of common stock at an average price of $31.96 per share, totaling approximately $99,946 (excluding commissions). The Company did not acquire any additional shares under this program subsequent to fiscal 2000.

Membership Fee Increases

    Effective September 1, 2000, the Company increased annual membership fees for its Gold Star (individual), Business, and Business Add-on Members. These fee increases averaged approximately $5 per member across its member categories.

Recent Accounting Pronouncements

    During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative and Hedging Activities, and in June 2000 the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The

Company was required to adopt the provisions of SFAS 133 and 138 on September 4, 2000, the first day of fiscal 2001. The Company's use of derivative instruments was limited to the fixed-to-floating swap contract on its 7.125% Senior Notes, which was terminated on December 12, 2000, and foreign exchange contracts. The impact of the adoption of this accounting standard in fiscal 2001 was not material.

    In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangibles", which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. This pronouncement is effective for the Company beginning in fiscal 2003, but may be adopted in fiscal 2002. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

Quantitative and Qualitative Disclosure of Market Risk

    The Company is exposed to financial market risk resulting from changes in interest and currency rates. As a policy, the Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

    The nature and amount of the Company's long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 2, 2001, all of the Company's debt is fixed rate. The Company's long-term debt includes its $851,877 principal amount at maturity Zero Coupon Subordinated Notes, Senior Notes with a principal amount of $300,000 and additional notes and capital lease obligations totaling $86,411. While fluctuations in interest rates may affect the fair value of this debt, interest expense will not be affected due to the fixed interest rate of the notes and capital lease obligations.

    The Company's short-term investments as of September 2, 2001 include corporate notes and bonds with maturities of less than sixty days. These investments are classified as available for sale. If interest rates were to increase or decrease immediately, it could have a material impact on the fair value of these investments. However, changes in interest rates would not likely have a material impact on interest income.

    Most foreign currency transactions have been conducted in local currencies, limiting the Company's exposure to changes in currency rates. The Company periodically enters into forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The foreign exchange contracts outstanding at September 2, 2001 were not material to the Company's results of operations or its financial position.

Item 8—Financial Statements

    Financial statements of Costco are as follows:

Page
Report of Independent Public Accountants	24
Consolidated Balance Sheets, as of September 2, 2001 and September 3, 2000	25
Consolidated Statements of Income, for the 52 weeks ended September 2, 2001, 53 weeks ended September 3, 2000 and 52 weeks ended August 29, 1999	26
Consolidated Statements of Stockholders' Equity, for the 52 weeks ended September 2, 2001, 53 weeks ended September 3, 2000 and 52 weeks ended August 29, 1999	27
Consolidated Statements of Cash Flows, for the 52 weeks ended September 2, 2001, 53 weeks ended September 3, 2000 and 52 weeks ended August 29, 1999	28
Notes to Consolidated Financial Statements	29

Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10—Directors and Executive Officers of the Registrant

    For information with respect to the executive officers of the Registrant, see Item—4A "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 2002 ("Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

Item 11—Executive Compensation

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

Item 12—Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

Item 13—Certain Relationships and Related Transactions

    The information required by this Item is incorporated herein by reference to Costco's Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

PART IV

Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as part of this report are as follows:

  1.
  Financial Statements:

      See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

    2.
    Financial Statement Schedules—None.

    3.
    Exhibits:

      The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

  (b)
  Current reports on form 8-K filed—None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2001

COSTCO WHOLESALE CORPORATION (Registrant)
By	/s/ RICHARD A. GALANTI Richard A. Galanti Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JAMES D. SINEGAL James D. Sinegal President, Chief Executive Officer and Director	November 15, 2001
By	/s/ JEFFREY H. BROTMAN Jeffrey H. Brotman Chairman of the Board	November 15, 2001
By	/s/ RICHARD D. DICERCHIO Richard D. DiCerchio Sr. Executive Vice President, Chief Operating Officer Merchandising, Distribution and Construction and Director	November 15, 2001
By	/s/ RICHARD A. GALANTI Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	November 15, 2001
By	/s/ DAVID S. PETTERSON David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)	November 15, 2001

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D. Dr. Benjamin S. Carson, Sr., M.D. Director	November 15, 2001
By	/s/ HAMILTON E. JAMES Hamilton E. James Director	November 15, 2001
By	/s/ RICHARD M. LIBENSON Richard M. Libenson Director	November 15, 2001
By	/s/ JOHN W. MEISENBACH John W. Meisenbach Director	November 15, 2001
By	/s/ CHARLES T. MUNGER Charles T. Munger Director	November 15, 2001
By	/s/ FREDERICK O. PAULSELL Frederick O. Paulsell Director	November 15, 2001
By	/s/ JILL S. RUCKELSHAUS Jill S. Ruckelshaus Director	November 15, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Costco Wholesale Corporation:

    We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation (a Washington corporation) and subsidiaries ("Costco") as of September 2, 2001 and September 3, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended September 2, 2001, the 53 weeks ended September 3, 2000 and the 52 weeks ended August 29, 1999. These financial statements are the responsibility of Costco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costco as of September 2, 2001 and September 3, 2000, and the results of its operations and its cash flows for the 52 weeks ended September 2, 2001, the 53 weeks ended September 3, 2000 and the 52 weeks ended August 29, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the consolidated financial statements, during the year ended August 29, 1999, the Company changed its method of accounting for membership fee income from a cash basis to a deferred basis whereby membership fee income is recognized ratably over the one-year life of the membership.

                      /s/ARTHUR ANDERSEN LLP

Seattle, Washington
October 8, 2001

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except par value)

	September 2, 2001	September 3, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$602,585	$524,505
Short-term investments	4,999	48,026
Receivables, net	324,768	174,375
Merchandise inventories, net	2,738,504	2,490,088
Other current assets	211,601	233,124

Total current assets	3,882,457	3,470,118

PROPERTY AND EQUIPMENT
Land and land rights	1,877,158	1,621,798
Buildings, leaseholds and land improvements	3,834,714	3,007,752
Equipment and fixtures	1,529,307	1,311,110
Construction in progress	133,995	200,729

	7,375,174	6,141,389
Less—accumulated depreciation and amortization	(1,548,589)	(1,307,273)

Net property and equipment	5,826,585	4,834,116

OTHER ASSETS	380,744	329,706

	$10,089,786	$8,633,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term borrowings	$194,552	$9,500
Accounts payable	2,727,639	2,197,139
Accrued salaries and benefits	483,473	422,264
Accrued sales and other taxes	152,864	159,717
Deferred membership income	322,583	262,249
Other current liabilities	231,078	353,490

Total current liabilities	4,112,189	3,404,359
LONG-TERM DEBT	859,393	790,053
DEFERRED INCOME TAXES AND OTHER LIABILITIES	119,434	90,391

Total liabilities	5,091,016	4,284,803

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	115,830	108,857

STOCKHOLDERS' EQUITY
Preferred stock $.005 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 1,800,000,000 shares authorized; 451,754,000 and 447,297,000 shares issued and outstanding	2,259	2,236
Additional paid-in capital	1,125,543	1,028,414
Other accumulated comprehensive loss	(173,610)	(117,029)
Retained earnings	3,928,748	3,326,659

Total stockholders' equity	4,882,940	4,240,280

	$10,089,786	$8,633,940

The accompanying notes are an integral part of these financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999
REVENUE
Net sales	$34,137,021	$31,620,723	$26,976,453
Membership fees and other	660,016	543,573	479,578

Total revenue	34,797,037	32,164,296	27,456,031
OPERATING EXPENSES
Merchandise costs	30,598,140	28,322,170	24,170,199
Selling, general and administrative	3,129,059	2,755,355	2,338,198
Preopening expenses	59,571	42,321	31,007
Provision for impaired assets and closing costs	18,000	7,000	56,500

Operating income	992,267	1,037,450	860,127
OTHER INCOME (EXPENSE)
Interest expense	(32,024)	(39,281)	(45,527)
Interest income and other	43,238	54,226	44,266

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,003,481	1,052,395	858,866
Provision for income taxes	401,392	420,958	343,545

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	602,089	631,437	515,321
Cumulative effect of accounting change, net of tax benefit of $78,682	—	—	(118,023)

NET INCOME	$602,089	$631,437	$397,298

NET INCOME PER COMMON SHARE:
Basic earnings per share:
Income before cumulative effect of accounting change	$1.34	$1.41	$1.17
Cumulative effect of accounting change, net of tax	—	—	(0.27)

Net Income	$1.34	$1.41	$0.90

Diluted earnings per share:
Income before cumulative effect of accounting change	$1.29	$1.35	$1.11
Cumulative effect of accounting change, net of tax	—	—	(0.25)

Net Income	$1.29	$1.35	$0.86

Shares used in calculation (000's)
Basic	449,631	446,255	439,253
Diluted	475,827	475,737	471,120

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the 52 weeks ended September 2, 2001, the 53 weeks ended September 3, 2000 and the 52 weeks ended August 29, 1999
(in thousands)

	Common Stock			Other Accumulated Comprehensive Income/(Loss)
			Additional Paid-In Capital		Retained Earnings
	Shares	Amount				Total
BALANCE AT AUGUST 30, 1998	435,178	$2,176	$817,628	$(151,842)	$2,297,924	$2,965,886
Comprehensive Income
Net Income	—	—	—	—	397,298	397,298
Other accumulated comprehensive income
Foreign currency translation adjustment	—	—	—	33,758	—	33,758

Total comprehensive income	—	—	—	33,758	397,298	431,056
Stock options exercised including income tax benefits	6,468	33	110,282	—	—	110,315
Conversion of convertible debentures	1,090	5	24,848	—	—	24,853

BALANCE AT AUGUST 29, 1999	442,736	2,214	952,758	(118,084)	2,695,222	3,532,110
Comprehensive Income
Net Income	—	—	—	—	631,437	631,437
Other accumulated comprehensive income
Foreign currency translation adjustment	—	—	—	1,055	—	1,055

Total comprehensive income	—	—	—	1,055	631,437	632,492
Stock options exercised including income tax benefits	7,688	38	175,520	—	—	175,558
Conversion of convertible debentures	3	—	66	—	—	66
Repurchases of common stock	(3,130)	(16)	(99,930)	—	—	(99,946)

BALANCE AT SEPTEMBER 3, 2000	447,297	2,236	1,028,414	(117,029)	3,326,659	4,240,280
Comprehensive Income
Net Income	—	—	—	—	602,089	602,089
Other accumulated comprehensive income/loss
Foreign currency translation adjustment	—	—	—	(56,581)	—	(56,581)

Total comprehensive income	—	—	—	(56,581)	602,089	545,508
Stock options exercised including income tax benefits and other	4,457	23	97,129	—	—	97,152

BALANCE AT SEPTEMBER 2, 2001	451,754	$2,259	$1,125,543	$(173,610)	$3,928,748	$4,882,940

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$602,089	$631,437	$397,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,297	254,397	224,811
Accretion of discount on zero coupon notes	16,654	16,222	16,064
Net gain on sale of property and equipment and other	(15,934)	(5,358)	(10,443)
Provision for impaired assets	15,231	10,956	31,080
Change in deferred income taxes	40,797	8,264	(22,666)
Tax benefit from exercise of stock options	32,552	76,730	48,392
Cumulative effect of accounting change, net of tax	—	—	118,023
Change in receivables, other current assets, deferred income, accrued and other current liabilities	(6,159)	115,909	147,136
Increase in merchandise inventories	(271,355)	(280,380)	(286,902)
Increase in accounts payable	335,110	253,031	284,238
Other	(17,719)	(10,850)	(6,168)

Total adjustments	430,474	438,921	543,565

Net cash provided by operating activities	1,032,563	1,070,358	940,863

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,447,549)	(1,228,421)	(787,935)
Proceeds from the sale of property and equipment	110,002	62,730	58,670
Purchase of minority interest	—	(51,792)	—
Investment in unconsolidated joint venture	(28,500)	(5,000)	(15,000)
Decrease in short-term investments	41,599	208,959	(181,103)
Increase in other assets and other, net	(15,395)	(32,140)	(28,555)

Net cash used in investing activities	(1,339,843)	(1,045,664)	(953,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings net of repayments	185,942	9,435	—
Net proceeds from issuance of long-term debt	81,951	2,199	10,336
Repayments of long-term debt	(159,328)	(10,513)	(11,675)
Changes in bank checks outstanding	216,661	33,746	10,203
Proceeds from minority interests	7,119	24,856	15,058
Exercise of stock options	62,000	98,828	61,923
Repurchase of common stock	—	(99,946)	—

Net cash provided by financing activities	394,345	58,605	85,845

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,985)	620	5,827

Increase in cash and cash equivalents	78,080	83,919	78,612
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	524,505	440,586	361,974

CASH AND CASH EQUIVALENTS END OF YEAR	$602,585	$524,505	$440,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (excludes amounts capitalized)	$14,761	$21,996	$27,107
Income taxes	$363,649	$313,183	$294,860

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

    The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the Costco Wholesale name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At September 2, 2001, Costco operated 365 warehouse clubs: 264 in the United States; 60 in Canada; 11 in the United Kingdom; five in Korea; three in Taiwan; two in Japan; and 20 warehouses in Mexico with a joint venture partner.

    The Company's investment in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $147,905 at September 2, 2001 and $92,523 at September 3, 2000. The equity in earnings of Costco Mexico is included in interest income and other and for fiscal 2001, 2000 and 1999, was $17,378, $10,592 and $5,978, respectively.

Fiscal Years

    The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2001 was 52 weeks, fiscal year 2000 was 53 weeks and fiscal year 1999 was 52 weeks.

Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Short-term Investments

    At September 2, 2001 and September 3, 2000, short-term investments consisted of the following:

	2001	2000
Corporate notes and bonds	$4,999	$38,331
Certificates of deposit	—	9,667
Other	—	28

Total short-term investments	$4,999	$48,026

    The Company's short-term investments have been designated as being available-for-sale and, accordingly, are reported at fair value. The fair market value of short-term investments approximates their carrying value and unrealized holding gains and losses were not significant at September 2, 2001 or September 3, 2000. Realized gains and losses are included in interest income and were not significant in fiscal 2001, 2000, and 1999. Short-term investments held by the Company at September 2, 2001, mature between one and sixty days from the purchase date.

Receivables, net

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $3,474 at September 2, 2001 and $3,368 at September 3, 2000.

Merchandise Inventories, net

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $13,650 at September 2, 2001 and $8,150 at September 3, 2000.

	September 2, 2001	September 3, 2000
Merchandise inventories consist of:
United States (primarily LIFO)	$2,244,986	$2,035,097
Foreign (FIFO)	493,518	454,991

Total	$2,738,504	$2,490,088

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

    Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $19,157 in fiscal 2001, $10,919 in fiscal 2000, and $4,380 in fiscal 1999.

Goodwill

    Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $43,831 at September 2, 2001 and $49,230 at September 3, 2000. Goodwill is being amortized over 2 to 40 years using the straight-line method. Accumulated amortization was $19,757 at September 2, 2001 and $15,896 at September 3, 2000.

Acquisition of Minority Interest

    On May 26, 2000, the Company acquired from the Littlewoods Organisation PLC its 20% equity interest in Costco Wholesale UK Limited, bringing the Company's ownership in Costco Wholesale UK Limited to 80%. The acquisition was funded with cash and cash equivalents on hand. Costco Wholesale UK Limited currently operates eleven Costco warehouse locations.

Accounts Payable

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at September 2, 2001 and September 3, 2000 are $270,757 and $55,002 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Derivatives

    The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at year-end or in place during fiscal 2001 and 2000 was immaterial to the Company's results of operations or its financial position.

    Effective December 10, 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement on its $300,000 7.125% Senior Notes. Effective December 12, 2000, the Company terminated the swap agreement resulting in a gain of approximately $5,000, which is being amortized over the remaining term of the debt.

Foreign Currency Translations

    Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Revenue and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses.

Membership Fees

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis" to a "deferred basis" whereby membership fee income is recognized ratably over the one- year life of the membership. The change to the deferred method of accounting for membership fees resulted in a one-time, non-cash, pre-tax charge of approximately $196,705 ($118,023 after-tax, or $.25 per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal 1999.

Marketing and Promotional Expenses

    Costco's policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and annual direct mail marketing programs to existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred.

Preopening Expenses

    Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other startup operations are expensed as incurred.

Impairment of Long-Lived Assets

    The Company periodically evaluates the realizability of long-lived assets based on expected future cash flows. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company recorded pretax, non-cash charges of $15,231, $10,956 and $31,080 in fiscal 2001, 2000 and 1999, respectively, reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value was not recoverable through future cash flows.

Reorganization of Canadian Administrative Operations

    On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization are estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), expensed as incurred in fiscal 2001 and to be incurred in the first quarter of fiscal 2002. During fiscal 2001 the Company expensed $19,000 related to this reorganization and consolidation process. This charge is included in the provision for impaired assets and closing costs.

Closing Costs

    Warehouse closing costs incurred relate principally to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. As of September 2, 2001, the Company's reserve for warehouse closing costs was $15,434, of which $6,538 related to lease obligations. This compares to a reserve for warehouse closing costs of $11,762 at September 3,2000, of which $8,887 related to lease obligations.

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

	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999
Net income available to common stockholders used in basic EPS	$602,089	$631,437	$397,298
Interest on convertible bonds, net of tax	9,992	9,772	9,640

Net income available to common stockholders after assumed conversions of dilutive securities	$612,081	$641,209	$406,938

Weighted average number of common shares used in basic EPS (000's)	449,631	446,255	439,253
Stock options (000's)	6,851	10,135	11,890
Conversion of convertible bonds (000's)	19,345	19,347	19,977

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000's)	475,827	475,737	471,120

    The diluted share base calculation for fiscal years ended September 2, 2001, September 3, 2000 and August 29, 1999 excludes 7,108,000, 3,659,000 and 4,797,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal years.

    The Company's stock repurchase program that was authorized by the Board of Directors to repurchase up to $500,000 of Costco Common Stock over a three-year period, commencing on November 5, 1998, has expired. Under the program, the Company could repurchase shares from time to time in the open market or in private transactions as market conditions warranted. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes including stock option grants under stock option programs. As of September 3, 2000, the Company had repurchased 3.13 million shares of common stock at an average price of $31.96 per share, totaling approximately $99,946 (excluding commissions). The Company did not acquire any additional shares under this program subsequent to fiscal 2000.

Supplemental Disclosure of Significant Non-Cash Activities

  Fiscal 2001 Non-Cash Activities

  •
  None.

  Fiscal 2000 Non-Cash Activities

  •
  None.

  Fiscal 1999 Non-Cash Activities

  •
  In March 1999, approximately $48,000 principal amount of the $900,000, 3.500% Zero Coupon Convertible Subordinated Notes were converted into approximately 1.09 million shares of Costco Common Stock.

Recent Accounting Pronouncements

    During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative and Hedging Activities, and in June 2000, issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company was required to adopt the provisions of SFAS 133 and 138 on September 4, 2000, the first day of fiscal 2001. The Company's use of derivative instruments is limited to the fixed-to-floating swap contract on its 7.125% Senior Notes, which was terminated on December 12, 2000, and foreign exchange contracts. The impact of adoption was not material.

    In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangibles" which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. This pronouncement is effective for the Company beginning in fiscal 2003, but may be adopted in fiscal 2002. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

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

Note 2—Debt

Bank Lines of Credit and Commercial Paper Programs

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of 10 banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At September 2, 2001, $194,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. As of September 2, 2001, the Company was in compliance with all restrictive covenants.

    In addition, a wholly owned Canadian subsidiary has a $129,000 commercial paper program supported by a $90,000 bank credit facility with three Canadian banks, which expires in March, 2002. At September 2, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $590,000 combined amounts of the respective supporting bank credit facilities.

    The Company's wholly-owned Japanese subsidiary has a short-term 3 billion Yen bank line of credit, equal to approximately $25,000, expiring in November 2002. At September 2, 2001, no amounts were outstanding under the line of credit.

Letters of Credit

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $556,000. The outstanding commitments under these facilities at September 2, 2001 totaled approximately $127,000 including approximately $29,000 in standby letters of credit.

Short-Term Borrowings

    The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 2001 and 2000:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended September 2, 2001
Bank borrowings:
U.S.	$—	$—	—%
Canadian	7,308	439	6.97
Other International	16,000	10,680	1.38
Commercial Paper:
U.S.	239,000	42,741	4.15
Canadian	—	—	—
Fiscal year ended September 3, 2000
Bank borrowings:
U.S.	$—	$—	—%
Canadian	5,080	206	6.93
Other International	9,500	731	1.38
Commercial Paper:
U.S.	—	—	—
Canadian	69,265	846	5.10

Long-term Debt

    Long-term debt at September 2, 2001 and September 3, 2000:

	2001	2000
7.125% Senior Notes due June 2005	$300,000	$300,000
2.070% Promissory notes due October 2007	29,400	—
1.187% Promissory notes due July 2008	25,200	—
3.500% Zero Coupon convertible subordinated notes due August 2017	489,659	473,005
Unsecured note payable to banks due April 2001	—	140,000
Notes payable secured by trust deeds on real estate	8,981	11,221
Capital lease obligations and other	22,830	14,576

	876,070	938,802
Less current portion (included in other current liabilities)	16,677	148,749

Total long-term debt	$859,393	$790,053

    In June 1995, the Company issued $300,000 of 7.125% Senior Notes due June 15, 2005. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain certain limitations on the Company's and certain subsidiaries' ability to create liens securing indebtedness and to enter into certain sale leaseback transactions. In December 1999, the Company entered into a "fixed-to-floating" interest rate swap agreement, which, as amended, replaced the fixed interest rate with a floating rate indexed to LIBOR. In December 2000, the Company terminated the swap agreement, resulting in a gain of approximately $5,000, which is being amortized over the remaining term of the debt. As of September 2, 2001, the Company was in compliance with all restrictive covenants.

    In October 2000, the Company's wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of 3.5 billion Yen, equal to $29,400, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

    In July 2001, the Company's wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of 3 billion Yen, equal to $25,200, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

    During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents, and short-term borrowings under its commercial paper program.

    On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity Zero Coupon Subordinated Notes (the "Notes") due August 19, 2017. The Notes were priced with a yield to maturity of 3.500%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 20,438,180 shares of Costco Common Stock at an initial conversion price of $22.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2002, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. As of September 2, 2001, $48,123 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock.

    In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. To date, no securities have been issued under this filing. On October 23, 2001, subsequent to fiscal 2001 year end, the Company filed with the Securities and Exchange Commission to offer up to an additional $100,000 in debt securities, bringing the total amount of debt securities registered under shelf registration to $600,000.

    At September 2, 2001, the fair value of the 7.125% Senior Notes, based on market quotes, was approximately $317,460. The Senior Notes are not redeemable prior to maturity. The fair value of the 3.500% Zero Coupon Subordinated Notes at September 2, 2001, based on market quotes, was approximately $755,615. The fair value of other long-term debt approximates carrying value.

    Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2002	$16,677
2003	3,880
2004	1,218
2005	301,344
2006	1,486
Thereafter	551,465

Total	$876,070

Note 3—Leases

    The Company leases land and/or warehouse buildings at 71 of the 345 warehouses open at September 2, 2001, and certain other office and distribution facilities under operating leases with remaining terms ranging from 1 to 30 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material.

    Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

    Aggregate rental expense for fiscal 2001, 2000, and 1999, was $70,394, $67,886, and $59,263, respectively. Future minimum payments during the next five fiscal years and thereafter under non-cancelable leases with terms in excess of one year, at September 2, 2001, were as follows:

2002	$70,936
2003	69,329
2004	67,380
2005	66,331
2006	65,827
Thereafter	639,547

Total minimum payments	$979,350

Note 4—Stock Options

    The Company's 1993 Combined Stock Grant and Stock Option Plan (the New Stock Option Plan) provides for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. Prior to the merger of The Price Company and Costco Wholesale Corporation, various incentive and non-qualified stock option plans existed which allowed certain key employees and directors to purchase or be granted common stock of The Price Company and

Costco Wholesale Corporation (collectively the Old Stock Option Plans). Options were granted for a maximum term of ten years, and were exercisable upon vesting. Options granted under these plans generally vest ratably over five to nine years. Subsequent to the merger, new grants of options have not been made under the Old Stock Option Plans. At September 2, 2001, options for approximately 15.5 million shares were vested and 3.8 million shares were available for future grants under the plan.

    The Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. The Company grants stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income:
As reported	$602,089	$631,437	$397,298
Pro forma	$537,012	$570,669	$352,660
Net income per share (diluted):
As reported	$1.29	$1.35	$.86
Pro forma	$1.15	$1.22	$.77

    The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 2001, 2000, and 1999 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999
Risk free interest rate	4.96%	6.56%	5.09%
Expected life	5 years	5 years	7 years
Expected volatility	43%	42%	37%
Expected dividend yield	0%	0%	0%

    Stock option transactions relating to the aggregate of the Old and New Stock Option Plans are summarized below (shares in thousands):

	2001		2000		1999
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Under option at beginning of year	36,021	$26.09	36,778	$19.89	34,604	$13.52
Granted(2)	8,822	34.18	7,501	42.76	9,106	36.90
Exercised	(4,457)	14.04	(7,688)	12.74	(6,468)	9.95
Cancelled	(808)	31.35	(570)	25.47	(464)	18.34

Under option at end of year	39,578	$29.15	36,021	$26.09	36,778	$19.89

(1)
Weighted-average exercise price/grant price

(2)
The weighted-average fair value based on the Black-Scholes model of options granted during fiscal 2001, 2000 and 1999, were $15.47, $20.35, and $15.50, respectively.

    The following table summarizes information regarding stock options outstanding at September 2, 2001:

	Options Outstanding			Options Exercisable
Range of Prices	Number	Remaining Contractual Life(1)	Price(1)	Number	Price(1)
$6.00 - $22.88	13,503	5.10	$14.43	9,870	$13.05
$23.31 - $36.91	19,047	8.39	34.24	4,049	33.50
$43.00 - $52.50	7,028	8.46	43.66	1,581	44.20

	39,578	7.28	$29.15	15,500	$21.57

(1)
Weighted-average

    At September 3, 2000 and August 29, 1999, there were 12,573 and 12,488 options exercisable at weighted average exercise prices of $16.35 and $21.19, respectively.

Note 5—Retirement Plans

    The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment, except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee's salary.

    California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. The Company also sponsors a 401(k) plan for the California union employees. The plan currently allows pre-tax deferral against which the Company matches 50% of the first four hundred dollars of employee contributions.

    Amounts expensed under these plans were $108,256, $97,830, and $85,974 for fiscal 2001, 2000, and 1999, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under the SFAS No. 106 "Employer's Accounting for Post-retirement Benefits Other than Pensions."

Note 6—Income Taxes

    The provisions for income taxes for fiscal 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Federal:
Current	$285,460	$290,995	$259,104
Deferred	1,102	2,894	(70,248)

Total federal	286,562	293,889	188,856

State:
Current	55,484	57,753	54,701
Deferred	(415)	2,072	(13,418)

Total state	55,069	59,825	41,283

Foreign:
Current	19,161	64,210	52,416
Deferred	40,600	3,034	(17,692)

Total foreign	59,761	67,244	34,724

Total provision for income taxes	$401,392	$420,958	$264,863 (a)

(a)
Total provision for income taxes includes a provision on income before the cumulative effect of accounting change of $343,545 and a tax benefit of $78,682 resulting from the cumulative effect of accounting change.

    Reconciliation between the statutory tax rate and the effective rate for fiscal 2001, 2000, and 1999 is as follows:

	2001		2000		1999
Federal taxes at statutory rate	$351,218	35.00%	$368,338	35.00%	$231,756	35.00%
State taxes, net	35,824	3.57	40,202	3.82	28,870	4.36
Foreign taxes, net	10,938	1.09	10,221	0.97	10,532	1.59
Other	3,412	0.34	2,197	0.21	(6,295)	(0.95)

Provision at effective tax rate	$401,392	40.00%	$420,958	40.00%	$264,863	40.00%

    The components of the deferred tax assets and liabilities are as follows:

	September 2, 2001	September 3, 2000
Accrued liabilities	$136,987	$118,385
Deferred membership fees	111,391	108,331
Other	17,776	7,414

Total deferred tax assets	266,154	234,130

Property and equipment	127,243	98,149
Merchandise inventories	40,601	37,063
Other	40,976	297

Total deferred tax liabilities	208,820	135,509

Net deferred tax assets	$57,334	$98,621

    The deferred tax accounts at September 2, 2001 and September 3, 2000 include current deferred income tax assets of $160,662 and $179,007, respectively, and non-current deferred income tax liabilities of $103,328 and $80,386, respectively. Current deferred income tax assets are included in other current assets.

Note 7—Commitments and Contingencies

Legal Proceedings

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of its operations.

Note 8—Segment Reporting

    The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and through majority-owned subsidiaries in the United Kingdom,

Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended September 2, 2001
Total revenue	$28,636,483	$4,695,778	$1,464,776	$34,797,037
Operating income (loss)	813,665	179,095	(493)	992,267
Depreciation and amortization	241,777	35,377	24,143	301,297
Capital expenditures	1,298,889	43,092	105,568	1,447,549
Total assets	8,216,242	1,093,789	779,755	10,089,786
Year Ended September 3, 2000
Total revenue	$26,170,108	$4,743,657	$1,250,531	$32,164,296
Operating income (loss)	848,605	192,310	(3,465)	1,037,450
Depreciation and amortization	198,436	36,563	19,398	254,397
Capital expenditures	998,429	41,962	188,030	1,228,421
Total assets	6,833,440	1,134,998	665,502	8,633,940
Year Ended August 29, 1999
Total revenue	$22,404,026	$4,104,662	$947,343	$27,456,031
Operating income (loss)	723,375	146,839	(10,087)	860,127
Depreciation and amortization	177,661	32,559	14,591	224,811
Capital expenditures	655,924	79,583	52,428	787,935
Total assets	5,984,537	992,943	527,521	7,505,001

Note 9—Quarterly Financial Data (Unaudited)

    The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 2001 and 2000.

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	52 Weeks Ended September 2, 2001
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$7,498,979	$8,159,980	$7,563,494	$10,914,568	$34,137,021
Membership fees and other	138,299	146,329	155,401	219,987	660,016

Total revenue	7,637,278	8,306,309	7,718,895	11,134,555	34,797,037
OPERATING EXPENSES
Merchandise costs	6,713,644	7,275,958	6,825,636	9,782,902	30,598,140
Selling, general and administrative	691,127	731,411	705,858	1,000,663	3,129,059
Preopening expenses	19,680	10,572	12,751	16,568	59,571
Provision for impaired assets and closing costs	1,000	1,000	—	16,000	18,000

Operating income	211,827	287,368	174,650	318,422	992,267
OTHER INCOME (EXPENSE)
Interest expense	(6,964)	(8,902)	(9,023)	(7,135)	(32,024)
Interest income and other	11,005	15,829	9,801	6,603	43,238

INCOME BEFORE INCOME TAXES	215,868	294,295	175,428	317,890	1,003,481
Provision for income taxes	86,347	117,718	70,171	127,156	401,392

NET INCOME	$129,521	$176,577	$105,257	$190,734	$602,089

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.29	$0.39	$0.23	$0.42	$1.34

Diluted	$0.28	$0.38	$0.23	$0.41	$1.29

Shares used in calculation (000's)
Basic	447,676	448,788	450,195	451,310	449,631
Diluted	473,920	475,488	475,840	477,875	475,827

COSTCO WHOLESALE CORPORATION
QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	53 Weeks Ended September 3, 2000
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 17 Weeks	Total 53 Weeks
REVENUE
Net sales	$6,824,197	$7,613,601	$6,768,608	$10,414,317	$31,620,723
Membership fees and other	119,315	123,386	126,000	174,872	543,573

Total revenue	6,943,512	7,736,987	6,894,608	10,589,189	32,164,296
OPERATING EXPENSES
Merchandise costs	6,120,201	6,792,367	6,084,246	9,325,356	28,322,170
Selling, general and administrative	596,717	636,739	604,924	916,975	2,755,355
Preopening expenses	10,334	8,108	6,728	17,151	42,321
Provision for impaired assets and closing costs	1,000	1,500	1,500	3,000	7,000

Operating income	215,260	298,273	197,210	326,707	1,037,450
OTHER INCOME (EXPENSE)
Interest expense	(10,397)	(10,576)	(9,604)	(8,704)	(39,281)
Interest income and other	10,667	14,983	12,943	15,633	54,226

INCOME BEFORE INCOME TAXES	215,530	302,680	200,549	333,636	1,052,395
Provision for income taxes	86,212	121,072	80,220	133,454	420,958

NET INCOME	$129,318	$181,608	$120,329	$200,182	$631,437

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.29	$0.41	$0.27	$0.45	$1.41

Diluted	$0.28	$0.39	$0.26	$0.43	$1.35

Shares used in calculation (000's)
Basic	443,300	445,255	448,113	447,757	446,255
Diluted	473,414	476,642	478,750	474,304	475,737

EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description
2.1.1	Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc.(1)
2.1.2	Agreement Concerning Transfer of Certain Assets between and among Price/Costco, Inc., Price Enterprises, Inc., The Price Company, Price Costco International, Inc., Costco Wholesale Corporation, Price Global Trading, L.L.C., PGT, Inc., Price Quest, L.L.C., and PQI, Inc., dated as of November 21, 1996, with an effective date of May 28, 1997(2)
2.1.3	Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997(2)
3.1	Amended and Restated Articles of Incorporation of Costco Wholesale Corporation(3)
3.2	Bylaws of Costco Wholesale Corporation(11)
4.1.1	Form of 7.125% Senior Notes(4)
4.1.2	Indenture between Price/Costco, Inc. and American National Association, as Trustee(4)
4.2.1	Form of Zero Coupon Note due 2017(2)
4.2.2	Indenture dated as of August 19, 1997 between Costco Companies, Inc. and Firstar Bank of Minnesota as Trustee(2)
4.3	Costco Wholesale Corporation Stock Certificate(10)
10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(1)
10.1.2	Amendments to Stock Option Plan, 1995(8)
10.1.3	Amendments to Stock Option Plan, 1997(9)
10.1.4	Amendments to Stock Option Plan, 2000(11)
10.2	Form of Indemnification Agreement(5)
10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(6)
10.5.3	A $250 million Short-Term Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks dated November 15, 2000
10.5.4	A $250 million Extended Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks, dated November 15, 2000
10.6	Executive Employment Agreement(11)
12.1	Statement re computation of ratios(12)
21.1	Subsidiaries of the Company
23.1	Consent of Arthur Andersen LLP

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

(5)
Incorporated by reference to Annex A to schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

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

(11)
Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

(12)
Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-3 (File No. 333-72122) dated October 23, 2001.

PRINTED ON RECYCLED PAPER

QuickLinks

Part I
  Item 1—Business
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 4A—Executive Officers of the Registrant
Part II
  Item 5—Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8—Financial Statements
  Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
PART IV
  Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note 1—Summary of Significant Accounting Policies
  Note 2—Debt
  Note 3—Leases
  Note 4—Stock Options
  Note 5—Retirement Plans
  Note 6—Income Taxes
  Note 7—Commitments and Contingencies
  Note 8—Segment Reporting
  Note 9—Quarterly Financial Data (Unaudited)
QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
EXHIBIT INDEX