Form 10-Q
period 2001-11-25
COSTCO WHOLESALE CORP /NEW
filed 2001-12-28
CIK 909832

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20355

Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1223280 (I.R.S.Employer Identification No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

    The registrant had 452,420,946 common shares, par value $.005, outstanding at December 14, 2001.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Page
ITEM 1—FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets	10
Condensed Consolidated Statements of Income	11
Condensed Consolidated Statements of Cash Flows	12
Notes to Condensed Consolidated Financial Statements	13
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

PART II—OTHER INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

    Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of November 25, 2001, the condensed consolidated balance sheet as of September 2, 2001, the unaudited condensed consolidated statements of income and cash flows for the 12-week periods ended November 25, 2001 and November 26, 2000, are included elsewhere herein. Included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

    The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2002 is a 52-week year with period 13 ending on September 1, 2002, with the first, second, and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2001 was a 52-week year that ended on September 2, 2001, with the fourth quarter consisting of 16 weeks.

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

    It is suggested that this management discussion be read in conjunction with the management discussion included in the Company's fiscal 2001 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

Comparison of the 12 Weeks ended November 25, 2001 and November 26, 2000
(dollars in thousands, except per share data)

    Net income for the first quarter of fiscal 2002 was $129,656, or $.28 per diluted share, compared to $129,521, or $.28 per diluted share, during the first quarter of fiscal 2001.

    Net sales increased 11% to $8,297,076 during the first quarter of fiscal 2002, from $7,498,979 during the first quarter of fiscal 2001. This increase was due to opening a net of 34 new warehouses (41 opened, 7 closed) since the end of the first quarter of fiscal 2001 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 5% during the first quarter of fiscal 2002 over the first quarter of fiscal 2001. Changes in prices of merchandise did not materially contribute to sales increases.

    Membership fees and other revenue increased 23% to $169,477, or 2.04% of net sales, in the first quarter of fiscal 2002 from $138,299, or 1.84% of net sales, in the first quarter of fiscal 2001. Increases in membership fee income reflect an increase in the annual membership fee—averaging approximately $5 per member across all member categories—beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the first quarter of fiscal 2001 and at existing warehouse locations; increased penetration of the Company's Executive Membership; and high overall member renewal rates (currently 86%).

    Gross margin (defined as net sales minus merchandise costs) increased 10% to $862,679, or 10.40% of net sales, in the first quarter of fiscal 2002 from $785,335, or 10.47% of net sales, in the first quarter of fiscal 2001. The decrease in gross margin as a percentage of net sales reflects the cost related to the Executive Membership two percent reward program and a shift in the sales mix of the Company's core merchandising activities, which were partially offset by gross margin improvement in ancillary and international operations. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first quarter of fiscal 2002 and fiscal 2001 each include a $2,500 LIFO provision.

    Selling, general and administrative expenses as a percent of net sales increased to 9.47% during the first quarter of fiscal 2002 from 9.22% during the first quarter of fiscal 2001. The increase was primarily due to higher expense ratios at new warehouses, where expense ratios to sales are typically higher than at more mature warehouses.

    Preopening expenses totaled $22,134, or 0.27% of net sales, during the first quarter of fiscal 2002 compared to $19,680, or 0.26% of net sales, during the first quarter of fiscal 2001. Sixteen warehouses (including three relocations) were opened in the first quarter of fiscal 2002 compared to fourteen warehouses (including three relocations) opened during last year's first quarter.

    The provision for impaired assets and closing costs was $8,550 in the first quarter of fiscal 2002 compared to $1,000 in the first quarter of fiscal 2001. The fiscal 2002 provision relates entirely to the reorganization and consolidation of the Canadian administrative operations which was substantially complete at the end of the first quarter of fiscal 2002.

    Interest expense totaled $6,238 in the first quarter of fiscal 2002 compared to $6,964 in the first quarter of fiscal 2001. Interest expense in fiscal 2002 primarily includes interest on the 7.125% Senior Notes, 3.5% Zero Coupon Notes and on balances outstanding under the Company's commercial paper program. The decrease is primarily related to the retirement of an unsecured note payable with a principal amount of $140,000 in April 2001, which was partially offset by interest related to borrowings under the commercial paper program.

    Interest income and other totaled $6,977 in the first quarter of fiscal 2002 compared to $11,005 in the first quarter of fiscal 2001. The decrease primarily reflects lower interest income due to lower interest rates and lower cash and cash equivalents and short-term investment balances on hand throughout the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. This decrease was partially offset by improved earnings from Costco Mexico, a 50% owned joint venture, as compared to the prior year's first quarter.

    The effective income tax rate on earnings in the first quarter of both fiscal 2002 and 2001 was 40%.

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

    Expansion plans for the United States and Canada during fiscal 2002 are to open approximately 37 to 40 new warehouse clubs, including six to seven relocations to larger and better-situated sites. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom, through its 80%-owned subsidiary, and one additional unit in Japan. Other international markets are being assessed.

Reorganization of Canadian Administrative Operations

    On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization were estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), expensed as incurred in fiscal 2001 and the first quarter of fiscal 2002. During the first quarter of fiscal 2002 the Company expensed $8,550 (of the actual total of $27,550) related to this reorganization and consolidation process and reported this charge as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization is substantially complete and no significant additional costs are anticipated.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of ten banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At November 25, 2001, approximately $274,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility.

    In addition, a wholly owned Canadian subsidiary has a $126,000 commercial paper program supported by an $88,000 bank credit facility with three Canadian banks, which expires in March, 2002. At November 25, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $588,000 combined amounts of the respective supporting bank credit facilities.

    The Company's wholly-owned Japanese subsidiary has a short-term ¥3 billion bank line of credit, equal to approximately $25,000, expiring in November 2002. At November 25, 2001, no amounts were outstanding under the line of credit.

Letters of Credit

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $553,000. The outstanding commitments under these facilities at November 25, 2001 totaled approximately $93,000, including approximately $30,000 in standby letters of credit.

Financing Activities

    On October 23, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement for $600,000 of senior debt securities. To date, no securities have been issued under this filing.

Derivatives

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a means to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable-rate debt. As of November 25, 2001, the Company had two "fixed-to-floating" interest rate swaps with an aggregate negative fair value of $9,617 recorded within other long-term liabilities. These swaps were entered into effective November 13, 2001, and are designated and qualifying as fair value hedges of the Company's $300,000 7.125% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

    The Company was in a negative working capital position at November 25, 2001 of approximately $322,000, compared to a negative working capital position of approximately $230,000 at September 2, 2001. The increase of approximately $92,000 was primarily due to decreases in net inventory levels (inventories less accounts payable) of approximately $119,000; increases in short term borrowings of approximately $80,000; increases in other current liabilities of approximately $77,000; and increases in accrued salaries and benefits of approximately $48,000, offset by an increase in cash and cash equivalents of approximately $222,000.

    Net cash provided by operating activities totaled $224,732 in the first quarter of fiscal 2002 compared to $118,070 in the first quarter of fiscal 2001. The increase is primarily a result of a larger decrease in the change in receivables, other current assets and accrued and other current liabilities of approximately $67,000 and a decrease in the change in net inventories (inventories less accounts payable) of approximately $31,000.

    Net cash used in investing activities totaled $302,030 in the first quarter of fiscal 2002 compared to $345,235 in the first quarter of fiscal 2001. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $309,560 and $380,406 in the first quarters of fiscal 2002 and 2001, respectively. Net cash used in investing activities also reflects proceeds from sales of short-term investments of $4,912 and $46,932 during the first quarter of fiscal 2002 and fiscal 2001, respectively.

    Net cash provided by financing activities totaled $303,235 in the first quarter of fiscal 2002 compared to $318,004 in the first quarter of fiscal 2001. The decrease related to a decrease in changes in bank checks outstanding of approximately $69,000, which was partially offset by an overall increase in proceeds from borrowings of approximately $56,000.

    The Company's balance sheet as of November 25, 2001 reflects a $1,019,027 or 10% increase in total assets since September 2, 2001. The increase is primarily due to an increase of inventories of approximately $545,000, an increase in cash and cash equivalents of approximately $222,000 and an increase in net property and equipment of $218,000.

Stock Repurchase Program (dollars in thousands except per share data)

    On November 30, 2001, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500,000 of Costco Common Stock. Under the program, the Company can repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes, including stock option grants under stock option programs.

Membership Fee Increases

    Effective September 1, 2000, the Company increased annual membership fees for its Gold Star (individual), Business, and Business Add-on Members. These fee increases averaged approximately $5 per member across its member categories.

Recent Accounting Pronouncements

    In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangibles," which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. On September 3, 2001, the Company adopted SFAS No. 142 and accordingly will continue to test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS No. 142 on the Company's financial statements was not material and the Company recorded no impairment charge. The reduction in amortization expense going forward, as a result of the adoption, is not material.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on September 2, 2002 (beginning of fiscal 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on September 2, 2002 (beginning of fiscal 2003). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

PART II—OTHER INFORMATION
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

    None.

ITEM 3. Defaults Upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting is scheduled for 7:00 p.m. on January 30, 2002 at the Nob Hill Masonic Center, 1111 California Street, San Francisco, California. Matters to be voted on will be included in the Company's proxy statement filed with the Securities and Exchange Commission and distributed to shareholders prior to the meeting.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are included herein or incorporated by reference:

    (28)  Report of Independent Public Accountants

  (b)
  No reports on Form 8-K were filed for the 12 weeks ended November 25, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION Registrant
Date: December 27, 2001	/s/ JAMES D. SINEGAL James D. Sinegal President and Chief Executive Officer
Date: December 27, 2001	/s/ RICHARD A. GALANTI Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par value)

	November 25, 2001	September 2, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$824,471	$602,585
Short-term investments	—	4,999
Receivables, net	377,292	324,768
Merchandise inventories, net	3,283,817	2,738,504
Other current assets	203,131	211,601

Total current assets	4,688,711	3,882,457

PROPERTY AND EQUIPMENT
Land and land rights	1,888,155	1,877,158
Buildings, leaseholds and land improvements	3,982,910	3,834,714
Equipment and fixtures	1,582,202	1,529,307
Construction in progress	192,657	133,995

	7,645,924	7,375,174
Less—accumulated depreciation and amortization	(1,601,509)	(1,548,589)

Net property and equipment	6,044,415	5,826,585

OTHER ASSETS	375,687	380,744

	$11,108,813	$10,089,786

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term borrowings	$274,041	$194,552
Accounts payable	3,391,985	2,727,639
Accrued salaries and benefits	531,377	483,473
Accrued sales and other taxes	159,470	152,864
Deferred membership income	345,800	322,583
Other current liabilities	307,807	231,078

Total current liabilities	5,010,480	4,112,189
LONG-TERM DEBT	850,660	859,393
DEFERRED INCOME TAXES AND OTHER LIABILITIES	128,153	119,434

Total liabilities	5,989,293	5,091,016

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	116,758	115,830

STOCKHOLDERS' EQUITY
Preferred stock $.005 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 1,800,000,000 shares authorized; 452,367,000 and 451,754,000 shares issued and outstanding	2,262	2,259
Additional paid-in capital	1,139,801	1,125,543
Other accumulated comprehensive loss	(197,705)	(173,610)
Retained earnings	4,058,404	3,928,748

Total stockholders' equity	5,002,762	4,882,940

	$11,108,813	$10,089,786

    The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended
	November 25, 2001	November 26, 2000
REVENUE
Net sales	$8,297,076	$7,498,979
Membership fees and other	169,477	138,299

Total revenue	8,466,553	7,637,278
OPERATING EXPENSES
Merchandise costs	7,434,397	6,713,644
Selling, general and administrative	786,118	691,127
Preopening expenses	22,134	19,680
Provision for impaired assets and closing costs	8,550	1,000

Operating income	215,354	211,827
OTHER INCOME (EXPENSE)
Interest expense	(6,238)	(6,964)
Interest income and other	6,977	11,005

INCOME BEFORE INCOME TAXES	216,093	215,868
Provision for income taxes	86,437	86,347

NET INCOME	$129,656	$129,521

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.29	$0.29

Diluted	$0.28	$0.28

Shares used in calculation (000's)
Basic	451,990	447,676
Diluted	477,395	473,920

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	12 Weeks Ended
	November 25, 2001	November 26, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,656	$129,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,117	64,703
Accretion of discount on zero coupon notes	3,906	3,774
Tax benefit from exercise of stock options	4,672	4,725
Change in receivables, other current assets, accrued and other current liabilities	117,198	50,541
Increase in merchandise inventories	(556,073)	(526,641)
Increase in accounts payable	456,924	396,017
Other	(5,668)	(4,570)

Total adjustments	95,076	(11,451)

Net cash provided by operating activities	224,732	118,070

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(309,560)	(380,406)
Proceeds from the sale of property and equipment	264	203
Investment in unconsolidated joint ventures	—	(5,000)
Decrease in short-term investments	4,912	46,932
Decrease/(increase) in other assets and other, net	2,354	(6,964)

Net cash used in investing activities	(302,030)	(345,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds/(repayments) from short-term borrowings, net	79,499	(9,256)
Net proceeds from issuance of long-term debt	—	32,395
Repayments of long-term debt	(6,192)	(1,854)
Changes in bank checks outstanding	219,375	288,656
Proceeds from minority interests	964	111
Exercise of stock options	9,589	7,952

Net cash provided by financing activities	303,235	318,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,051)	(8,409)

Net increase in cash and cash equivalents	221,886	82,430
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	602,585	524,505

CASH AND CASH EQUIVALENTS END OF PERIOD	$824,471	$606,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$3,609	$—
Income taxes	$7,141	$30,353

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 2, 2001.

    The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries ("Costco" or the "Company"). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco Wholesale Corporation primarily operates membership warehouses under the Costco Wholesale name.

    Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 25, 2001, Costco operated 378 warehouse clubs: 277 in the United States; 60 in Canada; 11 in the United Kingdom; five in Korea; three in Taiwan; and two in Japan. The Company also operated (through a 50%-owned joint venture) 20 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

    The Company's investment in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Fiscal Years

    The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2002 is a 52-week year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending September 1, 2002, consisting of 16 weeks. Fiscal year 2001 was a 52-week year, which ended September 2, 2001.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Receivables, net

    Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $2,595 and $3,474 at November 25, 2001 and September 2, 2001, respectively.

Merchandise Inventories, net

    Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $16,150 at November 25, 2001 and $13,650 at September 2, 2001. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

Goodwill

    Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $43,226 at November 25, 2001 and $43,831 at September 2, 2001. On September 3, 2001, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangibles", which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company will test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

    The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at November 25, 2001 and September 2, 2001, are $489,319 and $270,757, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Derivatives

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a means to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable-rate debt. As of November 25, 2001, the Company had two "fixed-to-floating" interest rate swaps with an aggregate negative fair value of $9,617 recorded within other long-term liabilities. These swaps were entered into effective November 13, 2001, and are designated and qualifying as fair value hedges of the Company's $300,000 7.125% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

Foreign Currency Translations

    Assets and liabilities recorded in foreign currencies, as well as the Company's investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Revenue and expenses of the Company's consolidated foreign operations are translated at average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions are included in expenses.

Membership Fees

    Membership fee revenue represents annual membership fees paid by substantially all of the Company's members. Membership fee income is accounted for on a "deferred basis," whereby income is recognized ratably over the one-year life of the membership.

Preopening Expenses

    Preopening expenses relate to new warehouses, major remodels/expansions, regional offices and other start-up operations and are expensed as incurred.

Provision for Impaired Assets and Closing Costs

    Warehouse closing costs totaled $8,550 in the first quarter of fiscal 2002 and relate entirely to the reorganization of the Company's Canadian administrative operations. At November 25, 2001, the reserve for warehouse closing costs was $11,739, of which $5,719 related to future lease obligations. This compares to a reserve for warehouse closing costs of $15,434 at September 2, 2001, of which $6,538 related to lease obligations.

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

	12 Weeks Ended
	November 25, 2001	November 26, 2000
Net income available to common stockholders used in basic EPS	$129,656	$129,521
Interest on convertible bonds, net of tax	2,344	2,264

Net income available to common stockholders after assumed conversions of dilutive securities	$132,000	$131,785

Weighted average number of common shares used in basic EPS (000's)	451,990	447,676
Stock options (000's)	6,060	6,899
Conversion of convertible bonds (000's)	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000's)	477,395	473,920

    The diluted share base calculation for the fiscal quarters ended November 25, 2001 and November 26, 2000, excludes 7,022,348 and 15,423,123 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

Recent Accounting Pronouncements

    In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangibles", which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. On September 3, 2001, the Company adopted SFAS No. 142 and accordingly will continue to test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS No. 142 on the Company's financial statements was not material and the Company recorded no impairment charge. The reduction in amortization expense going forward, as a result of the adoption, is not material.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on September 2, 2002 (beginning of fiscal 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on September 2, 2002 (beginning of fiscal 2003). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

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

NOTE (2)—COMPREHENSIVE INCOME

    Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity. Comprehensive income was $105,561 and $73,829 for the quarters ended November 25, 2001 and November 26, 2000, respectively. Comprehensive income includes the impact of foreign currency translation adjustments.

NOTE (3)—DEBT

Bank Lines of Credit and Commercial Paper Programs

    The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of ten banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At November 25, 2001, approximately $274,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. As of November 25, 2001, the Company was in compliance with all restrictive covenants.

    In addition, a wholly owned Canadian subsidiary has a $126,000 commercial paper program supported by an $88,000 bank credit facility with three Canadian banks, which expires in March, 2002. At November 25, 2001, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

    The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $588,000 combined amounts of the respective supporting bank credit facilities.

    The Company's wholly-owned Japanese subsidiary has a short-term ¥3 billion bank line of credit, equal to approximately $25,000, expiring in November 2002. At November 25, 2001, no amounts were outstanding under the line of credit.

Letters of Credit

    The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $553,000. The outstanding commitments under these facilities at November 25, 2001 totaled approximately $93,000, including approximately $30,000 in standby letters of credit.

NOTE (4)—COMMITMENTS AND CONTINGENCIES

    The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE (5)—SEGMENT REPORTING

    The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, and Japan; through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea; and through a 50%-owned joint venture in Mexico. The Company's reportable segments are based on management responsibility.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 25, 2001
Total revenue	$6,997,693	$1,069,504	$399,356	$8,466,553
Operating income	175,061	36,601	3,692	215,354
Depreciation and amortization	60,320	7,696	6,101	74,117
Capital expenditures	285,045	8,386	16,129	309,560
Total assets	9,078,014	1,173,454	857,345	11,108,813
Twelve Weeks Ended November 26, 2000
Total revenue	$6,214,262	$1,105,347	$317,669	$7,637,278
Operating income (loss)	170,666	43,286	(2,125)	211,827
Depreciation and amortization	51,030	8,311	5,362	64,703
Capital expenditures	338,187	18,716	23,503	380,406
Total assets	7,742,172	1,101,390	674,195	9,517,757
Year Ended September 2, 2001
Total revenue	$28,636,483	$4,695,778	$1,464,776	$34,797,037
Operating income (loss)	813,665	179,095	(493)	992,267
Depreciation and amortization	241,777	35,377	24,143	301,297
Capital expenditures	1,298,889	43,092	105,568	1,447,549
Total assets	8,216,242	1,093,789	779,755	10,089,786

QuickLinks

COSTCO WHOLESALE CORPORATION INDEX TO FORM 10-Q PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION (dollars in thousands)
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
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