Form 10-Q
period 2002-02-17
COSTCO WHOLESALE CORP /NEW
filed 2002-03-19
CIK 909832

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 17, 2002
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

            The registrant had 454,063,773 common shares, par value $.005, outstanding at March 8, 2002.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

		Page
ITEM 1—	FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets		11
Condensed Consolidated Statements of Income		12
Condensed Consolidated Statements of Cash Flows		13
Notes to Condensed Consolidated Financial Statements		14
ITEM 2—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
PART II—OTHER INFORMATION
ITEM 1—	LEGAL PROCEEDINGS	9
ITEM 2—	CHANGES IN SECURITIES	9
ITEM 3—	DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4—	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 5—	OTHER INFORMATION	10
ITEM 6—	EXHIBITS AND REPORTS ON FORM 8-K	10
Exhibit (28) Report of Independent Public Accountants		19

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

            Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of February 17, 2002, the condensed consolidated balance sheet as of September 2, 2001, the unaudited condensed consolidated statements of income and cash flows for the 12- and 24-week periods ended February 17, 2002 and February 18, 2001, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review performed by Arthur Andersen LLP, independent public accountants.

            The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2002 is a 52-week year with period 13 ending on September 1, 2002, with the first, second, and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2001 was a 52-week year that ended on September 2, 2001, with the first, second, and third quarters consisting of 12-weeks each and the fourth quarter consisting of 16 weeks.

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

Comparison of the 12 Weeks ended February 17, 2002 and February 18, 2001
(dollars in thousands, except per share data)

            Net income for the second quarter of fiscal 2002 increased 9.0% to $192,556, or $.41 per diluted share, compared to $176,577, or $.38 per diluted share, during the second quarter of fiscal 2001.

            Net sales increased 12.8% to $9,208,413 during the second quarter of fiscal 2002, from $8,159,980 during the second quarter of fiscal 2001. This increase was due to opening a net of 34 new warehouses (39 opened, 5 closed) since the end of the second quarter of fiscal 2001 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 7% during the second quarter of fiscal 2002 over the second quarter of fiscal 2001. Changes in prices of merchandise did not materially contribute to sales increases.

            Membership fees and other revenue increased 19.2% to $174,439, or 1.89% of net sales, in the second quarter of fiscal 2002 from $146,329, or 1.79% of net sales, in the second quarter of fiscal 2001. Increases in membership fee income reflect an increase in the annual membership fee – averaging approximately $5 per member across all member categories – beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the second quarter of fiscal

2001 and at existing warehouse locations; and increased penetration of the Company's Executive Membership. Overall, member renewal rates remain consistent with the prior year, currently at 85%.

            Gross margin (defined as net sales minus merchandise costs) increased 12.7% to $996,383, or 10.82% of net sales, in the second quarter of fiscal 2002 from $884,022, or 10.83% of net sales, in the second quarter of fiscal 2001. The decrease in gross margin as a percentage of net sales primarily reflects the cost related to the Executive Membership two-percent reward program, which was almost completely offset by merchandise gross margin improvement. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarters of fiscal 2002 and fiscal 2001 each included a $2,500 LIFO provision.

            Selling, general and administrative expenses as a percent of net sales increased to 9.12% during the second quarter of fiscal 2002 from 8.96% during the second quarter of fiscal 2001. This percentage increase was primarily due to higher expense ratios at new warehouses, where the ratio of operating expenses to sales is typically higher than at more mature warehouses.

            Preopening expenses totaled $8,616, or .09% of net sales, during the second quarter of fiscal 2002 compared to $10,572, or 0.13% of net sales, during the second quarter of fiscal 2001. Seven new warehouses were opened in the second quarter of fiscal 2002 compared to nine warehouses (including two relocations) opened during last year's second quarter.

            The provision for impaired assets and closing costs was $3,000 in the second quarter of fiscal 2002 compared to $1,000 in the second quarter of fiscal 2001. The provision includes actual and estimated closing costs for warehouses already relocated to new facilities.

            Interest expense totaled $6,199 in the second quarter of fiscal 2002 compared to $8,902 in the second quarter of fiscal 2001. Interest expense in fiscal 2002 primarily includes interest on the 3.5% Zero Coupon Notes, 7.125% Senior Notes and on balances outstanding under the Company's commercial paper program. The decrease is primarily related to the retirement of an unsecured note payable with a principal amount of $140,000 in April 2001, and due to the interest rate reduction on the Company's $300,000 7.125% Senior Notes as the Company entered into interest rate swap agreements effective November 13, 2001, converting the interest rate from fixed to floating. This decrease in interest expense was partially offset by interest related to increased borrowings under the commercial paper program.

            Interest income and other totaled $7,926 in the second quarter of fiscal 2002 compared to $15,829 in the second quarter of fiscal 2001. The decrease primarily reflects lower interest income due to lower interest rates and lower daily cash and short-term investment balances on hand throughout the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001.

            The effective income tax rate on earnings in the second quarter of both fiscal 2002 and 2001 was 40%.

Comparison of the 24 Weeks ended February 17, 2002 and February 18, 2001
(dollars in thousands, except per share data)

            Net income for the first half of fiscal 2002 increased 5.3% to $322,212, or $0.68 per diluted share, from $306,098, or $0.65 per diluted share, during the first half of fiscal 2001.

            Net sales increased 11.8% to $17,505,489 during the first half of fiscal 2002, from $15,658,959 during the first half of fiscal 2001. This increase was due to opening a net of 34 new warehouses (39 opened, 5 closed) since the end of the first half of fiscal 2001 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 6% during the first half of fiscal 2002. Changes in prices of merchandise did not materially contribute to sales increases.

            Membership fees and other revenue increased 20.8% to $343,916, or 1.96% of net sales, in the first half of fiscal 2002 from $284,628, or 1.82% of net sales, in the first half of fiscal 2001. Increases in membership fee income reflect an increase in the annual membership fee – averaging approximately $5 per member across all member categories – beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the second quarter of fiscal 2001 and at existing warehouse locations; and increased penetration of the Company's Executive Membership. Overall, member renewal rates remain consistent with the prior year, currently at 85%.

            Gross margin (defined as net sales minus merchandise costs) increased 11.4% to $1,859,062, or 10.62% of net sales, in the first half of fiscal 2002 from $1,669,357, or 10.66% of net sales, in the first half of fiscal 2001. The decrease in gross margin as a percentage of net sales primarily reflects the cost related to the Executive Membership two-percent reward program, the majority of which was offset by merchandise gross margin improvement. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first half of fiscal 2002 and fiscal 2001 each included a $5,000 LIFO provision.

            Selling, general and administrative expenses as a percent of net sales increased to 9.29% during the first half of fiscal 2002 from 9.08% during the first half of fiscal 2001. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses.

            Preopening expenses totaled $30,750 or 0.18% of net sales during the first half of fiscal 2002 compared to $30,252 or 0.19% of net sales during the first half of fiscal 2001. Twenty-three warehouses (including three relocated warehouses) were opened in the first half of fiscal 2002, compared to 23 warehouses opened (including five relocated warehouses) during last year's first half. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

            A provision for impaired assets and closing costs of $11,550 was recorded in the first half of fiscal 2002 compared to $2,000 in the first half of fiscal 2001. The current year provision includes costs related to the reorganization and consolidation of the Canadian administrative operations totaling $8,550, which has been completed. The provision includes, for both years, actual and estimated closing costs for warehouses already relocated to new facilities. These latter amounts total $3,000 and $2,000 in fiscal 2002 and 2001, respectively.

            Interest expense totaled $12,437 in the first half of fiscal 2002 compared to $15,866 in the first half of fiscal 2001. Interest expense primarily includes interest on the 3.5% Zero Coupon Notes and the 7.125% Senior Notes. The decrease is primarily related to the retirement of an unsecured note payable with a principal amount of $140,000 in April 2001, and due to the interest rate reduction on the Company's $300,000 7.125% Senior Notes as the Company entered into interest rate swap agreements effective November 13, 2001, converting the interest rate from fixed to floating. This decrease in interest expense was partially offset by interest related to increased borrowings under the commercial paper program.

            Interest income and other totaled $14,903 in the first half of fiscal 2002 compared to $26,834 in the first half of fiscal 2001. The decrease primarily reflects lower interest income due to lower interest rates and lower daily cash and short-term investment balances on hand throughout the first half of fiscal 2002, as compared to the year-earlier first half.

            The effective income tax rate on earnings in the first half of both fiscal 2002 and 2001 was 40%.

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

            Expansion plans for the United States and Canada during fiscal 2002 are to open approximately 35 to 37 new warehouse clubs, including six to seven relocations to larger and better-situated sites. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom, through its 80%-owned subsidiary, and one additional unit in Japan. Other international markets are being assessed.

Reorganization of Canadian Administrative Operations

            On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization were estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), expensed as incurred in fiscal 2001 and the first quarter of fiscal 2002. During the first quarter of fiscal 2002 the Company expensed $8,550 (of the actual total of $27,550) related to this reorganization and consolidation process and reported this charge as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization has been completed and no significant additional costs are anticipated.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars, unless otherwise noted)

            The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of ten banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At February 17, 2002, approximately $105,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility.

            In addition, a wholly owned Canadian subsidiary has a $126,000 commercial paper program supported by an $88,000 bank credit facility with three Canadian banks, which expires in May, 2002. At February 17, 2002, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

            The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $588,000 combined amounts of the respective supporting bank credit facilities.

            The Company's wholly-owned Japanese subsidiary has a short-term ¥3 billion bank line of credit, equal to approximately $22,500, expiring in November 2002. At February 17, 2002, no amounts were outstanding under the line of credit.

            At February 17, 2002, the Company's 80%-owned UK subsidiary had a £35 million ($50,000) bank overdraft facility, which expired on February 21, 2002, at which time a five-year £60 million ($86,000) bank revolving credit facility was put in place together with a £20 million ($28,700) bank overdraft facility. At February 17, 2002, $37,300 was outstanding under the overdraft facility. On February 21, 2002, this amount was refinanced to the revolving credit facility.

Letters of Credit

            The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $553,000. The outstanding commitments under these facilities at February 17, 2002 totaled approximately $77,000, including approximately $30,000 in standby letters of credit.

Financing Activities

            On October 23, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement for $600,000 of senior debt securities. To date, no securities have been issued under this filing.

Derivatives

            The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a means to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable-rate debt. As of February 17, 2002, the Company had two "fixed-to-floating" interest rate swaps with an aggregate negative fair value of $5,425 recorded within other long-term liabilities. These swaps were entered into effective November 13, 2001, and are designated and qualify as fair value hedges of the Company's $300,000 7.125% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

            The Company was in a negative working capital position at February 17, 2002 of approximately $246,000, compared to a negative working capital position of approximately $230,000 at September 2, 2001. The increase of approximately $16,000 was primarily due to increases in accrued salaries and benefits of approximately $110,000; decreases in net inventory levels (inventories less accounts payable) of approximately $54,000; increases in deferred membership income of approximately $39,000; increases in other current liabilities and accrued sales and other taxes of $26,000; and a decrease in other current assets and short-term investments of $6,000 and $5,000, respectively, offset by an increase in cash and cash equivalents of approximately $172,000 and decreases in short term borrowings of approximately $52,000.

            Net cash provided by operating activities totaled $572,137 in the first half of fiscal 2002 compared to $440,807 in the first half of fiscal 2001. The increase of $131,330 is primarily a result of a larger decrease in the change in receivables, other current assets and accrued and other current liabilities of approximately

$113,246; a larger add-back for depreciation and amortization of $17,823 and higher net income in fiscal 2002 of $16,114, offset by a larger increase in net inventories (inventories less accounts payable) of $11,861.

            Net cash used in investing activities totaled $531,883 in the first half of fiscal 2002 compared to $726,011 in the first half of fiscal 2001. The investing activities primarily relate to additions to property and equipment for new and remodeled warehouses of $525,170 and $728,322 in the first half of fiscal 2002 and 2001, respectively; investments in unconsolidated joint ventures of $1,000 and $28,500 in the first half of fiscal 2002 and fiscal 2001, respectively; and net cash proceeds from sales of short-term investments of $4,890 and $20,747 during the first half of fiscal 2002 and fiscal 2001, respectively.

            Net cash provided by financing activities totaled $136,716 in the first half of fiscal 2002 compared to $278,844 in the first half of fiscal 2001. The decrease resulted from an increase in the change in net repayments of short-term borrowings of $59,436; an overall decrease in the change in proceeds from long-term borrowings of $44,907 and a decrease in the change in bank overdrafts of $39,316.

            The Company's balance sheet as of February 17, 2002 reflects a $799,562 or 7.9% increase in total assets since September 2, 2001. The increase is primarily due to an increase in net property and equipment of $333,248; an increase in inventories of $270,132; and an increase in cash and cash equivalents of $171,966.

Stock Repurchase Program (dollars in thousands except per share data)

            On November 30, 2001, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500,000 of Costco Common Stock. Under the program, the Company can repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but unissued shares and would be used for general corporate purposes, including stock option grants under stock option programs. To date, no shares have been repurchased under this program.

Membership Fee Increases

            Effective September 1, 2000, the Company increased annual membership fees for its Gold Star (individual), Business, and Business Add-on Members. These fee increases averaged approximately $5 per member across its member categories, and are recorded as income ratably using the deferred method of accounting.

Recent Accounting Pronouncements

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangibles," which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. On September 3, 2001, the Company adopted SFAS No. 142 and accordingly will continue to test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS No. 142 on the Company's financial statements was not material and the Company recorded no impairment charge. The reduction in amortization expense going forward, as a result of the adoption, is not material.

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

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on September 2, 2002 (beginning of fiscal 2003). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144, but does not believe it will have any significant impact at this time.

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

            None.

ITEM 3. Defaults Upon Senior Securities

            None.

ITEM 4. Submission of Matters to a Vote of Security Holders

            The Company's annual meeting was held at 7:00 p.m. on January 30, 2002 at the Nob Hill Masonic Center, 1111 California Street, San Francisco, California. Stockholders of record at the close of business on December 7, 2001 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 452,405,546 shares outstanding. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained votes as noted below.

  (1)
  To elect four Class III directors to hold office until the 2005 Annual Meeting of Stockholders and until their successors are elected and qualified.

	Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)

Richard D. DiCerchio	399,978,895	352,354,181	–	47,624,714
	88.41%	88.09%	–	11.91%
Richard M. Libenson	399,978,895	390,608,053	–	9,370,842
	88.41%	97.66%	–	2.34%
John W. Meisenbach	399,978,895	389,603,698	–	10,375,197
	88.41%	97.41%	–	2.59%
Charles T. Munger	399,978,895	392,315,806	–	7,663,089
	88.41%	98.08%	–	1.92%

  (2)
  To adopt the Company's 2002 Stock Incentive Plan.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
325,211,485	215,788,502	107,276,481	2,146,502
77.85%	66.35%	32.99%	0.66%
  (3)
  To consider and ratify the selection of the Company's independent public accountants, Arthur Andersen LLP.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
399,978,895	392,258,902	3,608,470	4,111,523
88.41%	98.07%	.90%	1.03%

ITEM 5. Other Information

            None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are included herein or incorporated by reference:

  (28)
  Report of Independent Public Accountants

  (b)
  One report on Form 8-K was filed during the 12 week period ended February 17, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION Registrant
Date: March 15, 2002	/s/ James D. Sinegal James D. Sinegal President & Chief Executive Officer
Date: March 15, 2002	/s/ Richard A. Galanti Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)

	February 17, 2002	September 2, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$774,551	$602,585
Short-term investments	—	4,999
Receivables, net	323,778	324,768
Merchandise inventories, net	3,008,636	2,738,504
Other current assets	205,791	211,601

Total current assets	4,312,756	3,882,457

PROPERTY AND EQUIPMENT
Land	1,926,501	1,877,158
Buildings, leaseholds and land improvements	4,115,412	3,834,714
Equipment and fixtures	1,625,798	1,529,307
Construction in progress	144,034	133,995

	7,811,745	7,375,174
Less—accumulated depreciation and amortization	(1,651,912)	(1,548,589)

Net property and equipment	6,159,833	5,826,585

OTHER ASSETS	416,759	380,744

	$10,889,348	$10,089,786

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term borrowings	$142,294	$194,552
Accounts payable	3,051,533	2,727,639
Accrued salaries and benefits	593,310	483,473
Accrued sales and other taxes	164,978	152,864
Deferred membership income	361,367	322,583
Other current liabilities	244,992	231,078

Total current liabilities	4,558,474	4,112,189
LONG-TERM DEBT	853,629	859,393
DEFERRED INCOME TAXES AND OTHER LIABILITIES	125,076	119,434

Total liabilities	5,537,179	5,091,016

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	118,172	115,830

STOCKHOLDERS' EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 453,860,000 and 451,754,000 shares issued and outstanding	2,269	2,259
Additional paid-in capital	1,180,151	1,125,543
Other accumulated comprehensive loss	(199,383)	(173,610)
Retained earnings	4,250,960	3,928,748

Total stockholders' equity	5,233,997	4,882,940

	$10,889,348	$10,089,786

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 17, 2002	February 18, 2001	February 17, 2002	February 18, 2001
REVENUE
Net sales	$9,208,413	$8,159,980	$17,505,489	$15,658,959
Membership fees and other	174,439	146,329	343,916	284,628

Total revenue	9,382,852	8,306,309	17,849,405	15,943,587
OPERATING EXPENSES
Merchandise costs	8,212,030	7,275,958	15,646,427	13,989,602
Selling, general and administrative	840,005	731,411	1,626,123	1,422,538
Preopening expenses	8,616	10,572	30,750	30,252
Provision for impaired assets and closing costs	3,000	1,000	11,550	2,000

Operating income	319,201	287,368	534,555	499,195
OTHER INCOME (EXPENSE)
Interest expense	(6,199)	(8,902)	(12,437)	(15,866)
Interest income and other	7,926	15,829	14,903	26,834

INCOME BEFORE INCOME TAXES	320,928	294,295	537,021	510,163
Provision for income taxes	128,372	117,718	214,809	204,065

NET INCOME	$192,556	$176,577	$322,212	$306,098

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.43	$0.39	$0.71	$0.68

Diluted	$0.41	$0.38	$0.68	$0.65

Shares used in calculation (000's)
Basic	452,882	448,788	452,436	448,234
Diluted	479,931	475,488	478,749	474,543

The accompanying notes are an integral part of these financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	24 Weeks Ended
	February 17, 2002	February 18, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$322,212	$306,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,442	133,619
Accretion of discount on zero coupon notes	7,813	7,547
Net loss on sale of property and equipment and other	811	738
Change in deferred income taxes	(1,640)	(2,125)
Tax benefit from exercise of stock options	16,805	20,370
Change in receivables, other current assets, accrued and other current liabilities	192,599	79,353
Increase in merchandise inventories	(283,736)	(252,274)
Increase in accounts payable	175,764	156,163
Other	(9,933)	(8,682)

Total adjustments	249,925	134,709

Net cash provided by operating activities	572,137	440,807

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(525,170)	(728,322)
Proceeds from the sale of property and equipment	11,005	12,471
Investment in unconsolidated joint ventures	(1,000)	(28,500)
Decrease in short-term investments	4,890	20,747
Increase in other assets and other, net	(21,608)	(2,407)

Net cash used in investing activities	(531,883)	(726,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)/proceeds of short-term borrowings	(52,237)	7,199
Net proceeds from issuance of long-term debt	—	44,907
Repayments of long-term debt	(12,219)	(5,776)
Changes in bank overdraft	160,982	200,298
Proceeds from minority interests	2,377	745
Exercise of stock options	37,813	31,471

Net cash provided by financing activities	136,716	278,844

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,004)	(6,488)

Net increase/(decrease) in cash and cash equivalents	171,966	(12,848)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	602,585	524,505

CASH AND CASH EQUIVALENTS END OF PERIOD	$774,551	$511,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$6,143	$7,559
Income taxes	$182,777	$181,645

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

            Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 17, 2002, Costco operated 385 warehouse clubs: 284 in the United States; 60 in Canada; 11 in the United Kingdom; five in Korea; three in Taiwan; and two in Japan. The Company also operated (through a 50%-owned joint venture) 20 warehouses in Mexico. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com.

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

Cash and Cash Equivalents

            The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Receivables, net

            Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $2,143 and $3,474 at February 17, 2002 and September 2, 2001, respectively.

Merchandise Inventories, net

            Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $18,650 at February 17, 2002 and $13,650 at September 2, 2001. The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of physical inventory counts, which generally occur in the second and fourth fiscal quarters.

Goodwill

            Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $43,343 at February 17, 2002 and $43,831 at September 2, 2001. On September 3, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangibles", which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company will test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

            The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at February 17, 2002 and September 2, 2001, are $430,976 and $270,757, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Derivatives

            The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a means to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable-rate debt. As of February 17, 2002, the Company had two "fixed-to-floating" interest rate swaps with an aggregate negative fair value of $5,425 recorded within other long-term liabilities. These swaps were entered into effective November 13, 2001, and are designated and qualify as fair value hedges of the Company's $300,000 7.125% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

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

Closing Costs

            Closing costs incurred generally relate to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. In the first half of fiscal 2002, closing costs also included costs incurred in the reorganization of the Company's Canadian administrative operations. At February 17, 2002, the reserve for warehouse closing costs was $11,436, this compares to a reserve of $15,434 at September 2, 2001.

Net Income Per Common and Common Equivalent Share

            The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		24 Weeks Ended
	February 17, 2002	February 18, 2001	February 17, 2002	February 18, 2001
Net income available to common stockholders used in basic EPS	$192,556	$176,577	$322,212	$306,098
Interest on convertible bonds, net of tax	2,344	2,264	4,688	4,528

Net income available to common stockholders after assumed conversions of dilutive securities	$194,900	$178,841	$326,900	$310,626

Weighted average number of common shares used in basic EPS (000's)	452,882	448,788	452,436	448,234
Stock options (000's)	7,704	7,355	6,968	6,964
Conversion of convertible bonds (000's)	19,345	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000's)	479,931	475,488	478,749	474,543

            The diluted share base calculation for the fiscal quarters ended February 17, 2002 and February 18, 2001, excludes 896,000 and 7,152,302 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 17, 2002 and February 18, 2001, excludes 6,978,036 and 7,175,456 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

Recent Accounting Pronouncements

            In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Accounting for Goodwill and Other Intangibles", which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. On September 3, 2001, the Company adopted SFAS No. 142 and accordingly will continue to test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS No. 142 on the Company's financial statements was not material and the Company recorded no impairment charge. The reduction in amortization expense going forward, as a result of the adoption, is not material.

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

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on September 2, 2002 (beginning of fiscal 2003). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144, but does not believe it will have any significant impact at this time.

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

NOTE (2)—COMPREHENSIVE INCOME

        Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity. Comprehensive income was $190,878 and $194,001 for the second quarter of fiscal 2002 and 2001, respectively and $296,439 and $267,830 for the first half of fiscal 2002 and 2001, respectively. Comprehensive income includes the impact of foreign currency translation adjustments.

NOTE (3)—DEBT

Bank Lines of Credit and Commercial Paper Programs

            The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of ten banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At February 17, 2002, approximately $105,000 was outstanding under the commercial paper program and no amounts were outstanding under the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. As of February 17, 2002, the Company was in compliance with all restrictive covenants.

            In addition, a wholly owned Canadian subsidiary has a $126,000 commercial paper program supported by an $88,000 bank credit facility with three Canadian banks, which expires in May, 2002. At February 17, 2002, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

            The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $588,000 combined amounts of the respective supporting bank credit facilities.

            The Company's wholly-owned Japanese subsidiary has a short-term ¥3 billion bank line of credit, equal to approximately $22,500, expiring in November 2002. At February 17, 2002, no amounts were outstanding under the line of credit.

            At February 17, 2002, the Company's 80%-owned UK subsidiary had a £35 million ($50,000) bank overdraft facility, which expired on February 21, 2002, at which time a five-year £60 million ($86,000) bank revolving credit facility was put in place together with a £20 million ($28,700) bank overdraft facility. At February 17, 2002, $37,300 was outstanding under the overdraft facility. On February 21, 2002, this amount was refinanced to the revolving credit facility.

Letters of Credit

            The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $553,000. The outstanding commitments under these facilities at February 17, 2002 totaled approximately $77,000, including approximately $30,000 in standby letters of credit.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twenty-Four Weeks Ended February 17, 2002
Total revenue	$14,845,780	$2,194,387	$809,238	$17,849,405
Operating income	434,916	88,518	11,121	534,555
Depreciation and amortization	124,308	15,219	11,915	151,442
Capital expenditures	438,403	14,042	72,725	525,170
Total assets	8,987,947	1,070,771	830,630	10,889,348
Twenty-Four Weeks Ended February 18, 2001
Total revenue	$13,045,447	$2,218,259	$679,881	$15,943,587
Operating income (loss)	404,402	96,708	(1,915)	499,195
Depreciation and amortization	106,196	16,480	10,943	133,619
Capital expenditures	650,513	24,127	53,682	728,322
Total assets	7,734,541	1,018,995	752,746	9,506,282
Year Ended September 2, 2001
Total revenue	$28,636,483	$4,695,778	$1,464,776	$34,797,037
Operating income (loss)	813,665	179,095	(493)	992,267
Depreciation and amortization	241,777	35,377	24,143	301,297
Capital expenditures	1,298,889	43,092	105,568	1,447,549
Total assets	8,216,242	1,093,789	779,755	10,089,786

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders