Form 10-Q
period 2002-05-12
COSTCO WHOLESALE CORP /NEW
filed 2002-06-14
CIK 909832

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 12, 2002
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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

              The registrant had 454,783,073 common shares, par value $.005, outstanding at June 1, 2002.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

		Page
ITEM 1—	FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets		12
Condensed Consolidated Statements of Income		13
Condensed Consolidated Statements of Cash Flows		14
Notes to Condensed Consolidated Financial Statements		15
ITEM 2—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
PART II—OTHER INFORMATION
ITEM 1—	LEGAL PROCEEDINGS	10
ITEM 2—	CHANGES IN SECURITIES	10
ITEM 3—	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4—	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
ITEM 5—	OTHER INFORMATION	10
ITEM 6—	EXHIBITS AND REPORTS ON FORM 8-K	10
Exhibit (15.1) Letter regarding unaudited interim financial information		20
Exhibit (28) Report of Independent Public Accountants		21

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

              Costco Wholesale Corporation's ("Costco" or the "Company") unaudited condensed consolidated balance sheet as of May 12, 2002, the condensed consolidated balance sheet as of September 2, 2001, the unaudited condensed consolidated statements of income and cash flows for the 12- and 36-week periods ended May 12, 2002 and May 13, 2001, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review of the unaudited financial statements as of May 12, 2002 and for the 12 and 36-week periods then ended performed by KPMG LLP, independent public accountants. Arthur Andersen LLP, the Company's prior independent public accountants, performed a limited review as of May 13, 2001, and for the 12 and 36-week periods then ended.

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

Comparison of the 12 Weeks ended May 12, 2002 and May 13, 2001
(dollars in thousands, except per share data)

              Net income for the third quarter of fiscal 2002 increased 24% to $130,370, or $.28 per diluted share, compared to $105,257, or $.23 per diluted share, during the third quarter of fiscal 2001.

              Net sales increased 12% to $8,436,807 during the third quarter of fiscal 2002, from $7,563,494 during the third quarter of fiscal 2001. This increase was due to opening a net of 29 new warehouses (34 opened, 5 closed) since the end of the third quarter of fiscal 2001 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 6% during the third quarter of fiscal 2002 over the third quarter of fiscal 2001. Changes in prices of merchandise did not materially contribute to sales increases.

              Membership fees and other revenue increased 16% to $179,940, or 2.13% of net sales, in the third quarter of fiscal 2002 from $155,401, or 2.05% of net sales, in the third quarter of fiscal 2001. Increases in membership fee income, which is accounted for on a "deferred basis", whereby income is recognized ratably over the one-year life of the membership, reflect an increase in the annual membership fee – averaging approximately $5 per member across all member categories – beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the third quarter of fiscal 2001 and at existing warehouse locations; and increased penetration of the Company's

Executive Membership. Overall, member renewal rates remain consistent with the prior year, currently at 86%.

              Gross margin (defined as net sales minus merchandise costs) increased 16% to $853,556, or 10.12% of net sales, in the third quarter of fiscal 2002 from $737,858, or 9.76% of net sales, in the third quarter of fiscal 2001. The increase in gross margin as a percentage of net sales primarily reflects an overall gross margin improvement across nearly all categories within the core warehouse business and from pharmacy and gasoline ancillary operations, which was partially offset by the costs related to the Executive Membership two-percent reward program. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarters of fiscal 2002 and fiscal 2001 each included a $2,500 LIFO provision.

              Selling, general and administrative expenses as a percent of net sales increased to 9.56% during the third quarter of fiscal 2002 from 9.33% during the third quarter of fiscal 2001. This percentage increase was primarily due to higher expense ratios at new warehouses, where the ratio of operating expenses to sales is typically higher than at more mature warehouses. In addition, salary and health care costs had a negative impact quarter-over-quarter.

              Preopening expenses totaled $6,077, or 0.07% of net sales, during the third quarter of fiscal 2002 compared to $12,751, or 0.17% of net sales, during the third quarter of fiscal 2001. Four new warehouses were opened in the third quarter of fiscal 2002 compared to nine warehouses opened during last year's third quarter.

              The provision for impaired assets and closing costs was a net $4,500 in the third quarter of fiscal 2002 compared to a net of $0 in the third quarter of fiscal 2001. The fiscal 2002 provision includes warehouse closing costs of $5,126, whereas the fiscal 2001 provision reflected warehouse closing costs of $5,157, and a $3,000 charge related to the reorganization of the Canadian administrative operations. Both years' provisions were offset by gains on the sale of real property.

              Interest expense totaled $8,643 in the third quarter of fiscal 2002 compared to $9,023 in the third quarter of fiscal 2001. The decrease is primarily attributable to the retirement of a $140,000 unsecured note payable to banks in April 2001 and to the interest rate reduction on the Company's $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating. Offsetting this decrease was interest on the $300,000 5 1/2% Senior Notes sold in March, 2002. Additionally, capitalized interest related to warehouse construction was lower as the Company had fewer construction projects in progress during the fiscal 2002 period, and the weighted average capitalized interest rate was lower than in fiscal 2001.

              Interest income and other totaled $9,624 in the third quarter of fiscal 2002 compared to $9,801 in the third quarter of fiscal 2001. The decrease primarily reflects lower interest income due to lower interest rates and lower daily cash and short-term investment balances on hand throughout the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. Increased earnings year-over-year in Costco Mexico, the Company's 50% -owned joint venture, offset the majority of this decrease.

              The effective income tax rate on earnings in the third quarter of both fiscal 2002 and 2001 was 40%.

Comparison of the 36 Weeks ended May 12, 2002 and May 13,2001
(dollars in thousands, except per share data)

              Net income for the first thirty-six weeks of fiscal 2002 increased 10% to $452,582, or $.96 per diluted share, from $411,355, or $.88 per diluted share, during the first thirty-six weeks of fiscal 2001.

              Net sales increased 12% to $25,942,296 during the first thirty-six weeks of fiscal 2002, from $23,222,453 during the first thirty-six weeks of fiscal 2001. This increase was due to opening a net of 29 new warehouses (34 opened, 5 closed) since the end of the first thirty-six weeks of fiscal 2001 and an increase in comparable warehouse sales. Comparable sales, that is sales in warehouses open for at least a year, increased 6% during the first thirty-six weeks of fiscal 2002. Changes in prices of merchandise did not materially contribute to sales increases.

              Membership fees and other revenue increased 19% to $523,856, or 2.02% of net sales, in the first thirty-six weeks of fiscal 2002 from $440,029, or 1.89% of net sales, in the first thirty-six weeks of fiscal 2001. Increases in membership fee income reflect an increase in the annual membership fee – averaging approximately $5 per member across all member categories – beginning with renewals on October 1, 2000; new membership sign-ups, both at the new warehouses opened since the end of the third quarter of fiscal 2001 and at existing warehouse locations; and increased penetration of the Company's Executive Membership. Overall, member renewal rates remain consistent with the prior year, currently at 86%.

              Gross margin (defined as net sales minus merchandise costs) increased 13% to $2,712,618, or 10.46% of net sales, in the first thirty-six weeks of fiscal 2002 from $2,407,215, or 10.37% of net sales, in the first thirty-six weeks of fiscal 2001. The increase in gross margin as a percentage of net sales primarily reflects merchandise gross margin improvement predominately within the fresh foods department and within other warehouse ancillary businesses, which was partially offset by the increased costs related to the Executive Membership two-percent reward program. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The first thirty-six weeks of fiscal 2002 and fiscal 2001 each included a $7,500 LIFO provision.

              Selling, general and administrative expenses as a percent of net sales increased to 9.38% during the first thirty-six weeks of fiscal 2002 from 9.17% during the first thirty-six weeks of fiscal 2001. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses. In addition, salary and health care costs had a negative impact on a period-over-period basis.

              Preopening expenses totaled $36,827 or 0.14% of net sales during the first thirty-six weeks of fiscal 2002 compared to $43,003 or 0.19% of net sales during the first thirty-six weeks of fiscal 2001. Twenty-seven new warehouses (including three relocated warehouses) were opened in the first thirty-six weeks of fiscal 2002, compared to 32 warehouses opened (including five relocated warehouses) during last year's first thirty-six weeks. Preopening expenses also include costs related to remodels, including expanded fresh foods and ancillary operations at existing warehouses, as well as costs associated with expanding international operations.

              A provision for impaired assets and closing costs of $16,050 was recorded in the first thirty-six weeks of fiscal 2002 compared to $2,000 in the first thirty-six weeks of fiscal 2001. The current year provision includes costs related to the reorganization and consolidation of the Canadian administrative operations (which has been completed) totaling $8,550, compared to a reorganization and consolidation charge of $3,000 in the first thirty-six weeks of fiscal 2001. The provision also includes warehouse closing costs of $8,643 and $7,157 in fiscal 2002 and 2001, respectively, which were offset by gains on sales of real property.

              Interest expense totaled $21,080 in the first thirty-six weeks of fiscal 2002 compared to $24,889 in the first thirty-six weeks of fiscal 2001. The decrease is primarily attributable to the retirement of a $140,000 unsecured note payable to banks in April 2001 and to the interest rate reduction on the Company's $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating. This decrease in interest expense was partially offset by a reduction in interest capitalized related to warehouse construction, as the Company had fewer construction projects in progress during the fiscal 2002 period and the weighted average capitalized interest rate was lower than in fiscal 2001. Additional offsets to this decrease resulted from interest on the $300,000 5 1/2% Senior Notes sold in March, 2002, and higher average outstanding commercial paper balances in fiscal 2002.

              Interest income and other totaled $24,527 in the first thirty-six weeks of fiscal 2002 compared to $36,635 in the first thirty-six weeks of fiscal 2001. The decrease primarily reflects lower interest income due to lower interest rates and lower daily cash and short-term investment balances on hand throughout the first thirty-six weeks of fiscal 2002, as compared to the year-earlier first thirty-six weeks. This was partially offset by increased earnings in Costco Mexico, the Company's 50%-owned joint venture, year-over-year.

              The effective income tax rate on earnings in the first thirty-six weeks of both fiscal 2002 and 2001 was 40%.

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

              While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's current intention to spend an aggregate of approximately $950,000 to $1,050,000 during fiscal 2002 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

              Expansion plans during fiscal 2002 are to open approximately 35 new warehouse clubs, primarily in the United States, including six relocations to larger and better-situated sites. The Company opened one warehouse in the United States and three additional units in the United Kingdom, through its 80%-owned subsidiary, during the third quarter. Expansion plans for the fourth quarter of fiscal 2002 are to open eight warehouses in the United States, including three relocations.

Reorganization of Canadian Administrative Operations

              On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Anticipated costs related to the reorganization were estimated to total $26,000 pre-tax ($15,600 after-tax, or $.03 per diluted share), expensed as incurred in the third and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002. During the first quarter of fiscal 2002 the Company expensed $8,550 (of the actual total of $27,550) related to this reorganization and consolidation process and reported this charge as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization has been completed and no additional costs were incurred in the third quarter of fiscal 2002, or are anticipated to occur in the future.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars, unless otherwise noted)

              The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of ten banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At May 12, 2002, no amounts were outstanding under the commercial paper program or the credit facility.

              In addition, a wholly owned Canadian subsidiary has a $128,000 commercial paper program supported by a $51,000 bank credit facility with three Canadian banks, which expires in March, 2003. At

May 12, 2002, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

              The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $551,000 combined amounts of the respective supporting bank credit facilities.

              The Company's wholly-owned Japanese subsidiary has a short-term ¥3 billion bank line of credit, equal to approximately $23,000, expiring in November 2002. At May 12, 2002, $3,900 was outstanding under the line of credit.

              The Company's 80%-owned UK subsidiary has a £60 million ($87,000) bank revolving credit facility and a £20 million ($29,000) bank overdraft facility, both expiring in February, 2007. At May 12, 2002, $50,904 was outstanding under the revolving credit facility and $11,199 was outstanding under the bank overdraft facility.

Letters of Credit

              The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $389,000. The outstanding commitments under these facilities at May 12, 2002 totaled approximately $71,000, including approximately $31,000 in standby letters of credit.

Contractual Obligations

              The Company's commitment to make future payments under long-term contractual obligations was as follows, as of May 12, 2002.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 Years	4 to 5 years	After 5 years
Long-term debt(1)	$1,672,193	(2)	$39,535	$79,069	$647,006	$906,583	(2)
Capital lease obligations	12,405		6,211	1,935	1,163	3,096
Operating leases	1,313,548		92,215	172,912	167,824	880,597

Total	$2,998,146		$137,961	$253,916	$815,993	$1,790,276

(1)
Amounts include contractual interest payments.
(2)
The amount includes the amount of interest accreted to maturity for the Company's Zero Coupon 3 1/2% Convertible Subordinated Notes due August 2017, totaling $851,860. The balance sheet as of May 12, 2002 reflects the current balance outstanding of $501,501.

Financing Activities

              On October 23, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement for $600,000 of senior debt securities. On March 20, 2002 the Company completed the sale of $300,000 principal amount of 5 1/2% senior notes due March 15, 2007. Net proceeds of the sale of the senior notes were used to retire outstanding commercial paper of $222,000, with the balance placed in short-term investments. On March 25, 2002, the Company entered into a "fixed-to-floating" interest rate swap agreement that replaced the fixed interest rate on this $300,000 5 1/2% senior debt with a floating interest rate indexed to LIBOR.

Derivatives

              The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable-rate debt. As of May 12, 2002, the Company had "fixed-to-floating" interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $3,206, of which $7,240 is recorded in other assets and $4,034 is recorded in other long-term liabilities. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company's $300,000 7 1/8% Senior Notes and the Company's $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

              Working capital totaled approximately $57,000 at May 12, 2002, compared to a negative working capital position of approximately $230,000 at September 2, 2001. The increase of approximately $287,000 was primarily due to increases in cash and cash equivalents of approximately $239,000; an increase in net inventory levels (inventories less accounts payable) of approximately $174,000 and a decrease in short-term borrowings of approximately $140,000, offset by increases in other current liabilities of approximately $136,000; accrued salaries and benefits of approximately $53,000; deferred membership income of approximately $46,000 and a decrease in receivables of approximately $36,000.

              Net cash provided by operating activities totaled $850,316 in the first thirty-six weeks of fiscal 2002, compared to $753,561 in the first thirty-six weeks of fiscal 2001. The increase of $96,755 is primarily a result of a larger increase in the change in receivables, other current assets, accrued and other current liabilities of $175,302; higher net income in fiscal 2002 over fiscal 2001of $41,227 and a larger add-back for depreciation and amortization of $24,626, offset by a larger increase in net inventories (inventories less accounts payable) of $133,896.

              Net cash used in investing activities totaled $764,705 in the first thirty-six weeks of fiscal 2002, compared to $924,420 in the first thirty-six weeks of fiscal 2001, a decrease of $159,715. This decrease is primarily a result of decreases in the change in additions to property and equipment for new and remodeled warehouses of $216,693 and investments in unconsolidated joint ventures of $27,500 which was offset by the decrease in the change in net cash proceeds from sales of short-term investments of $36,835 and proceeds from the sale of property and equipment of $30,176.

              Net cash provided by financing activities totaled $153,928 in the first thirty-six weeks of fiscal 2002 compared to $213,614 in the first thirty-six weeks of fiscal 2001, a decrease of $59,686. The decrease primarily resulted from an increase in the change in net repayments of short-term borrowings of $225,082 and a decrease in the change in bank overdrafts of $239,765, offset by an overall increase in the change in proceeds from the issuance of long-term debt of $255,949 and a decrease in repayments of long-term debt of $134,363.

              The Company's balance sheet as of May 12, 2002 reflects a $1,057,731 or 10.5% increase in total assets since September 2, 2001. The increase is primarily due to an increase in net property and equipment of $512,615; an increase in inventories of $286,820; and an increase in cash and cash equivalents of $238,529.

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

Significant Accounting Policies

              The preparation of the Company's financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates including those related to merchandise inventory, impairment of long-lived assets and warehouse closing costs and insurance/self-insurance reserves. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

Merchandise Inventories

              Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company records a provision each quarter for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters.

Impairment of long-lived assets and warehouse closing costs

              The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the present time. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.

              The Company provides estimates for warehouse closing costs when it is appropriate to do so based on accounting principles generally accepted in the United States. Future circumstances may result in the Company's actual future closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Insurance/Self Insurance Reserve

              The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers' compensation, general liability, property insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

              In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 142, "Accounting for Goodwill and Other Intangibles," which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. On September 3, 2001, the Company adopted SFAS No. 142 and accordingly will continue to test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS No. 142 on the Company's financial statements was not material and the Company recorded no impairment charge. The reduction in amortization expense going forward, as a result of the adoption, is not material.

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

              None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are included herein or incorporated by reference:
                (15.1) Letter regarding unaudited interim financial information
                (28) Report of Independent Public Accountants

  (b)
  One report on Form 8-K was filed during the 12-week period ended May 12, 2002, and an additional report on Form 8-K was filed on May 17, 2002, with a related Form 8-K/A filed on May 31, 2002.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION Registrant
Date: June 12, 2002	/s/ James D. Sinegal James D. Sinegal President and Chief Executive Officer
Date: June 12, 2002	/s/ Richard A. Galanti Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)
(unaudited)

	May 12, 2002	September 2, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$841,114	$602,585
Short-term investments	—	4,999
Receivables, net	289,167	324,768
Merchandise inventories, net	3,025,324	2,738,504
Other current assets	229,947	211,601

Total current assets	4,385,552	3,882,457

PROPERTY AND EQUIPMENT
Land	1,956,054	1,877,158
Buildings, leaseholds and land improvements	4,161,911	3,834,714
Equipment and fixtures	1,711,616	1,529,307
Construction in progress	236,529	133,995

	8,066,110	7,375,174
Less-accumulated depreciation and amortization	(1,726,910)	(1,548,589)

Net property and equipment	6,339,200	5,826,585

OTHER ASSETS	422,765	380,744

	$11,147,517	$10,089,786

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term borrowings	$54,804	$194,552
Accounts payable	2,840,677	2,727,639
Accrued salaries and benefits	536,729	483,473
Accrued sales and other taxes	161,099	152,864
Deferred membership income	368,243	322,583
Other current liabilities	367,025	231,078

Total current liabilities	4,328,577	4,112,189
LONG-TERM DEBT	1,167,506	859,393
DEFERRED INCOME TAXES AND OTHER LIABILITIES	124,515	119,434

Total liabilities	5,620,598	5,091,016

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	118,781	115,830

STOCKHOLDERS' EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; and 454,677,000 and 451,754,000 shares issued and outstanding	2,273	2,259
Additional paid-in capital	1,203,421	1,125,543
Other accumulated comprehensive loss	(178,886)	(173,610)
Retained earnings	4,381,330	3,928,748

Total stockholders' equity	5,408,138	4,882,940

	$11,147,517	$10,089,786

The accompanying notes are an integral part of these financial statements

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	12 Weeks Ended
			36 Weeks Ended
	May 12, 2002	May 13, 2001
			May 12, 2002	May 13, 2001
REVENUE
Net sales	$8,436,807	$7,563,494	$25,942,296	$23,222,453
Membership fees and other	179,940	155,401	523,856	440,029

Total revenue	8,616,747	7,718,895	26,466,152	23,662,482
OPERATING EXPENSES
Merchandise costs	7,583,251	6,825,636	23,229,678	20,815,238
Selling, general and administrative	806,617	705,858	2,432,740	2,128,396
Preopening expenses	6,077	12,751	36,827	43,003
Provision for impaired assets and closing costs	4,500	—	16,050	2,000

Operating income	216,302	174,650	750,857	673,845
OTHER INCOME (EXPENSE)
Interest expense	(8,643)	(9,023)	(21,080)	(24,889)
Interest income and other	9,624	9,801	24,527	36,635

INCOME BEFORE INCOME TAXES	217,283	175,428	754,304	685,591
Provision for income taxes	86,913	70,171	301,722	274,236

NET INCOME	$130,370	$105,257	$452,582	$411,355

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$.29	$.23	$1.00	$.92

Diluted	$.28	$.23	$.96	$.88

Shares used in calculation (000's)
Basic	454,272	450,195	453,047	448,886
Diluted	480,256	475,840	479,250	474,973

The accompanying notes are an integral part of these financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	36 Weeks Ended
	May 12, 2002	May 13, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$452,582	$411,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,534	204,908
Accretion of discount on zero coupon notes	11,851	11,320
Tax benefit from exercise of stock options	22,917	26,943
Change in receivables, other current assets, accrued and other current liabilities	286,887	111,585
Increase in merchandise inventories	(290,653)	(210,925)
Increase in accounts payable	165,722	219,890
Other	(28,524)	(21,515)

Total adjustments	397,734	342,206

Net cash provided by operating activities	850,316	753,561

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(761,602)	(978,295)
Proceeds from the sale of property and equipment	17,858	48,034
Investment in unconsolidated joint ventures	(1,000)	(28,500)
Decrease in short-term investments	4,893	41,728
Increase in other assets and other, net	(24,854)	(7,387)

Net cash used in investing activities	(764,705)	(924,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)/proceeds of short-term borrowings	(140,329)	84,753
Net proceeds from issuance of long-term debt	300,000	44,051
Repayments of long-term debt	(15,431)	(149,794)
Changes in bank overdraft	(48,248)	191,517
Proceeds from minority interests	2,961	550
Exercise of stock options	54,975	42,537

Net cash provided by financing activities	153,928	213,614

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,010)	(8,684)

Net increase in cash and cash equivalents	238,529	34,071
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	602,585	524,505

CASH AND CASH EQUIVALENTS END OF PERIOD	$841,114	$558,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$5,866	$8,887
Income taxes	$189,112	$198,960

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

              Costco operates membership warehouses that offer very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 12, 2002, Costco operated 389 warehouse clubs: 285 in the United States; 60 in Canada; 14 in the United Kingdom; five in Korea; three in Taiwan; and two in Japan. The Company also operated (through a 50%-owned joint venture) 20 warehouses in Mexico. Additionally, the Company operates Costco Online, an electronic commerce web site, at www.costco.com.

              The Company's investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Fiscal Years

              The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2002 is a 52-week year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending September 1, 2002, consisting of 16 weeks. Fiscal year 2001 was also a 52-week year, which ended September 2, 2001.

Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Receivables, net

              Receivables consist primarily of vendor rebates and promotional allowances and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $2,429 and $3,474 at May 12, 2002 and September 2, 2001, respectively.

Merchandise Inventories, net

              Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $21,150 at May 12, 2002 and $13,650 at September 2, 2001. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. This provision is adjusted periodically to reflect the trend of the actual physical inventory count, which generally occur in the second and fourth fiscal quarters.

Goodwill

              Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $43,705 at May 12, 2002 and $43,831 at September 2, 2001. On September 3, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangibles", which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company will test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

              The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at May 12, 2002 and September 2, 2001, are $222,720 and $270,757, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Derivatives

              The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable-rate debt. As of May 12, 2002, the Company had "fixed-to-floating" interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $3,206, of which $7,240 is recorded in other assets and $4,034 is recorded in other long-term liabilities. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company's $300,000 7 1/8% Senior Notes and the Company's $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

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

Closing Costs

              Closing costs incurred generally relate to the Company's efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. In the first thirty-six weeks of fiscal 2002, closing costs also included costs incurred in the reorganization of the Company's Canadian administrative operations. At May 12, 2002, the reserve for warehouse closing costs was $13,433, this compares to a reserve of $15,434 at September 2, 2001.

Net Income Per Common and Common Equivalent Share

              The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		36 Weeks Ended
	May 12, 2002	May 13, 2001	May 12, 2002	May 13, 2001
Net income available to common stockholders used in basic EPS	$130,370	$105,257	$452,582	$411,355
Interest on convertible bonds, net of tax	2,423	2,264	7,111	6,792

Net income available to common stockholders after assumed conversions of dilutive securities	$132,793	$107,521	$459,693	$418,147

Weighted average number of common shares used in basic EPS (000's)	454,272	450,195	453,047	448,886
Stock options (000's)	6,639	6,300	6,858	6,742
Conversion of convertible bonds (000's)	19,345	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000's)	480,256	475,840	479,250	474,973

              The diluted share base calculation for the fiscal quarters ended May 12, 2002 and May 13, 2001, excludes 6,893,720 and 7,091,411 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended May 12, 2002 and May 13, 2001, excludes 6,950,007 and 7,132,315 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

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

NOTE (2)—COMPREHENSIVE INCOME

              Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity. Comprehensive income was $150,867 and $77,660 for the third quarter of fiscal 2002 and 2001, respectively and $447,306 and $345,490 for the first thirty-six weeks of fiscal 2002 and 2001, respectively. Comprehensive income includes the impact of foreign currency translation adjustments.

NOTE (3)—DEBT

Bank Lines of Credit and Commercial Paper Programs

              The Company has in place a $500,000 commercial paper program supported by a $500,000 bank credit facility with a group of ten banks, of which $250,000 expires on November 12, 2002 and $250,000 expires on November 15, 2005. At May 12, 2002, no amounts were outstanding under the commercial paper program or the credit facility.

              In addition, a wholly owned Canadian subsidiary has a $128,000 commercial paper program supported by a $51,000 bank credit facility with three Canadian banks, which expires in March, 2003. At May 12, 2002, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

              The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $551,000 combined amounts of the respective supporting bank credit facilities.

              The Company's wholly-owned Japanese subsidiary has a short-term ¥3 billion bank line of credit, equal to approximately $23,000, expiring in November 2002. At May 12, 2002, $3,900 was outstanding under the line of credit.

              The Company's 80%-owned UK subsidiary has a £60 million ($87,000) bank revolving credit facility and a £20 million ($29,000) bank overdraft facility, both expiring in February, 2007. At May 12, 2002, $50,904 was outstanding under the revolving credit facility and $11,199 was outstanding under the bank overdraft facility.

Letters of Credit

              The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $389,000. The outstanding commitments under these facilities at May 12, 2002 totaled approximately $71,000, including approximately $31,000 in standby letters of credit.

Long-term Debt

              On March 20, 2002 the Company completed the sale of $300,000 principal amount of 5 1/2% senior notes due March 15, 2007. Additionally, on March 25, 2002, the Company entered into a "fixed-to-floating" interest rate swap agreement that replaced the fixed interest rate on this $300,000 5 1/2% senior debt with a floating interest rate indexed to LIBOR.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Thirty-Six Weeks Ended May 12, 2002
Total revenue	$22,071,013	$3,225,476	$1,169,663	$26,466,152
Operating income	614,570	124,513	11,774	750,857
Depreciation and amortization	188,764	22,931	17,839	229,534
Capital expenditures	640,098	20,581	100,923	761,602
Total assets	9,044,498	1,189,369	913,650	11,147,517
Thirty-Six Weeks Ended May 13, 2001
Total revenue	$19,421,103	$3,231,034	$1,010,345	$23,662,482
Operating income (loss)	551,551	127,320	(5,026)	673,845
Depreciation and amortization	163,532	24,504	16,872	204,908
Capital expenditures	885,832	32,148	60,315	978,295
Total assets	7,794,198	1,037,312	744,403	9,575,913
Year Ended September 2, 2001
Total revenue	$28,636,483	$4,695,778	$1,464,776	$34,797,037
Operating income (loss)	813,665	179,095	(493)	992,267
Depreciation and amortization	241,777	35,377	24,143	301,297
Capital expenditures	1,298,889	43,092	105,568	1,447,549
Total assets	8,216,242	1,093,789	779,755	10,089,786

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