Form 10-K
period 2002-09-01
COSTCO WHOLESALE CORP /NEW
filed 2002-11-22
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 1, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20355

Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Lake Drive, Issaquah, WA 98027
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (425) 313-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 Par Value	The NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant at November 1, 2002 was $15,463,945,159.

The number of shares outstanding of the registrant’s common stock as of November 1, 2002 was 455,751,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 2003 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2002

PART I

Item 1—Business

Costco Wholesale Corporation (“Costco” or the “Company”) began operations in 1983 in Seattle, Washington. In October 1993, Costco merged with The Price Company, which had pioneered the membership warehouse concept in 1976, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of its non-warehouse assets to Price Enterprises, Inc., the Company changed its name to Costco Companies, Inc. On August 30, 1999, the Company reincorporated from Delaware to Washington and changed its name to Costco Wholesale Corporation, which trades on the NASDAQ under the symbol “COST”.

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

Costco buys nearly all of its merchandise directly from manufacturers for shipment either directly to Costco’s selling warehouses or to a consolidation point (“depot”) where various shipments are combined so as to minimize freight and handling costs. As a result, Costco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor. By providing this more cost-effective means of distributing goods, Costco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. The cost savings on brand name and selected private label merchandise are the primary motivation for individuals shopping for their personal needs. Costco’s merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

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

Costco’s typical warehouse format averages approximately 137,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, Costco’s warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

By strictly controlling the entrances and exits of its warehouses and by offering membership to selected groups and businesses, Costco has been able to limit inventory losses to less than three-tenths of one percent of net sales—well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal, since individual memberships are generally limited to members of qualifying groups, and bank information from business members is verified prior to establishing a check purchase limit. Memberships are invalidated at the point of sale for those members who have issued dishonored checks to Costco.

Item 1—Business (Continued)

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and annual direct mail marketing programs to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco’s marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through credit unions, employee associations and other entities representing individuals who are eligible for Gold Star membership. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups and ongoing direct solicitations to prospective wholesale members.

Costco’s warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Because these hours of operation are shorter than those of traditional discount grocery retailers and supermarkets, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Most items are not individually price marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide merchandise pre-marked with the item numbers and bar codes and many provide special, larger package sizes.

Costco’s merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items that members may request but that cannot be purchased at prices low enough to pass along meaningful cost savings are usually not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors. Therefore, the Company carries an average of only 3,700 to 4,500 active stockkeeping units (“SKU’s”) per warehouse in its core warehouse business, as opposed to discount retailers and supermarkets that normally stock 40,000 to 60,000 SKU’s or more. These practices are consistent with Costco’s membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. Costco’s policy is generally to accept returns of merchandise within a reasonable time after purchase.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 2002, 2001 and 2000:

	2002	2001	2000
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks and cleaning and institutional supplies)	31%	31%	30%
Food (including dry and fresh foods and institutionally packaged foods)	30%	30%	30%
Hardlines (including major appliances, video and audio tape, electronics, tools, office supplies, furniture and automotive supplies)	19%	19%	20%
Softlines (including apparel, domestics, cameras, jewelry, housewares, books and small appliances)	11%	11%	12%
Other (including pharmacy, optical, one-hour photo, print shop, food court, hearing aid and gas stations)	9%	9%	8%

	100%	100%	100%

Item 1—Business (Continued)

Costco has direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained by Costco from any one of these or any other single supplier. Costco has not experienced any difficulty in obtaining sufficient quantities of merchandise, and believes that if one or more of its current sources of supply became unavailable, it would be able to obtain alternative sources without experiencing a substantial disruption of its business. Costco may also purchase selected private label merchandise of the same product, as long as quality and customer demand are comparable, and the savings to its members are greater.

Costco reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco’s operations, except an increased level of sales and earnings during the Christmas holiday season. Fiscal years 2002 and 2001 consisted of 52 weeks and fiscal year 2000 consisted of 53 weeks.

Membership Policy

Costco’s membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Costco has two primary types of members: Business and Gold Star (individual) members. In addition, the Company offers an Executive Membership program to both Business and Gold Star members.

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

Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, and other organizations. Individual members generally pay an annual membership fee of $45, which includes a spouse card.

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

As of September 1, 2002, Costco had approximately 4.5 million Business memberships and approximately 14.6 million Gold Star memberships. Members can utilize their memberships at any Costco warehouse location.

Labor

As of September 1, 2002, Costco had approximately 92,000 employees, with about one-half of those being employed part-time. Approximately 12,700 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. Costco considers its employee relations to be good.

Item 1—Business (Continued)

Competition

The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded further into various food merchandising formats. Target has also emerged as a significant retail competitor. Approximately 980 warehouse club locations exist across the U.S. and Canada, including the 350 warehouses operated by the Company in North America; and every major metropolitan area has one, if not several, club operations. Low-cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates predominately in California, Washington, Oregon, Florida and Arizona, are capturing an increasingly greater share of the institutional food business from wholesale operators and others.

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

It is the policy of the Company to sell at lower than manufacturers’ suggested retail prices. Some manufacturers attempt to maintain the resale price of their products by refusing to sell to the Company or to other purchasers that do not adhere to suggested retail prices or that otherwise sell at discounted prices. To date, the Company believes that it has not been materially affected by its inability to purchase directly from such manufacturers. Both federal and state legislation is proposed from time to time which, if enacted, would restrict the Company’s ability to purchase goods or extend the application of laws enabling the establishment of minimum prices. The Company cannot predict the effect on its business of the enactment of such federal or state legislation.

Certain states, counties and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including the Company, within their jurisdictions. The Company believes that, if enacted, such laws and regulations could have a material adverse effect on the Company’s operations.

Item 2—Properties

Warehouse Properties

At September 1, 2002, Costco operated 374 warehouse clubs: 290 in the United States (in 36 states and Puerto Rico); 60 in Canada (in 9 Canadian provinces); 14 in the United Kingdom (12 in England; 2 in Scotland); five in Korea; three in Taiwan; and two in Japan. The following is a summary of owned and leased warehouses by region:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building	Total
UNITED STATES	229	61	290
CANADA	52	8	60
UNITED KINGDOM	11	3	14
KOREA	2	3	5
TAIWAN	—	3	3
JAPAN	—	2	2

Total	294	80	374

The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 2002:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
1998 and prior	211	56	11	278	278
1999	10	2	2	14	292
2000	16	1	4	21	313
2001	27	1	4	32	345
2002	26	—	3	29	374
2003 (through 12/31/02)	14	1	2	17	391

Total	304	61	26	391

As of September 1, 2002, the Company operated (through a 50%-owned joint venture) 20 warehouses in Mexico. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for using the equity method and therefore their operations are not consolidated in the Company’s financial statements.

The Company’s headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses, and operates various processing, packaging, and other facilities to support ancillary and other businesses.

Item 3—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting is scheduled for 10:00 a.m. on January 30, 2003, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in the Company’s proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 4A—Executive Officers of the Registrant

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Age	Position With Company
James D. Sinegal	66	President and Chief Executive Officer
Jeffrey H. Brotman	60	Chairman of the Board
Richard D. DiCerchio	59	Sr. Executive Vice President, Chief Operating Officer, Merchandising, Distribution and Construction
Richard A. Galanti	46	Executive Vice President and Chief Financial Officer
W. Craig Jelinek	50	Executive Vice President, Chief Operating Officer, Northern Division
Franz E. Lazarus	55	Executive Vice President, Chief Operating Officer, International Operations and Ancillary Businesses
Paul G. Moulton	51	Executive Vice President, Real Estate Development
Joseph P. Portera	49	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions
Dennis R. Zook	53	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions

James D. Sinegal has been President, Chief Executive Officer of the Company since October 1993. From its inception until 1993, he was President and Chief Operating Officer of the Company and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal was a co-founder of the Company and has been a director since its inception.

Jeffrey H. Brotman was a founder and Chairman of the Board of the Company from its inception until October 1993. In October 1993, Mr. Brotman became the Vice Chairman of the Company, and has served as Chairman since December 1994.

Richard D. DiCerchio has been Senior Executive Vice President of the Company since 1997. He is Chief Operating Officer—Merchandising, Distribution and Construction. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer-Northern Division. He was appointed Chief Operating Officer-Western Region of the Company in August 1992 and was appointed Executive Vice President and director in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of the Company. He joined the Company as Vice President, Operations in May 1983.

Richard A. Galanti has been a director of the Company since January 1995, and Executive Vice President and Chief Financial Officer of the Company since October 1993. He was Senior Vice President, Chief Financial Officer and Treasurer of the Company from January 1985 to October 1993, having joined as Vice President-Finance in March 1984. From 1978 to February 1984, Mr. Galanti was an Associate with Donaldson, Lufkin & Jenrette Securities Corporation.

W. Craig Jelinek has been Executive Vice President, Chief Operating Officer—Northern Division since September 1995. He had been Senior Vice President, Operations—Northwest Region since September 1994. From May 1986 to September 1994, he was Vice President, Regional Operations Manager—Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

Franz E. Lazarus was named Executive Vice President, Chief Operating Officer—International Operations in September 1995 and assumed the additional responsibilities over Manufacturing and Ancillary Businesses in August 2000. From August 1994 to September 1995, Mr. Lazarus served as Executive Vice President, Chief

Item 4A—Executive Officers of the Registrant (Continued)

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

Paul G. Moulton has been Executive Vice President, Real Estate Development since February 2001. He had been responsible for Marketing, E-commerce and Member Services since October 1999. He was Senior Vice President, Information Systems from November 1997 to August 1999. From 1995 to 1997, he was Senior Vice President, COO of Costco Asia; and from 1992 to 1995 he was Senior Vice President, COO of Costco Europe. From 1990 to 1992, Mr. Moulton was Vice President of Finance and Corporate Treasurer and has held various management positions since joining Costco Wholesale Corporation in July 1985.

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

Dennis R. Zook has been Executive Vice President, Chief Operating Officer—Southern Division of the Company since the Merger, which includes management responsibilities for the Company’s joint venture operation in Mexico. He was Executive Vice President of The Price Company since February 1989. Mr. Zook became Vice President of West Coast Operations of The Price Company in October 1988 and has held various management positions since joining The Price Company in October 1981.

Item 4B—Controls and Procedures

Within the 90-day period prior to filing this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

The Company intends to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

Costco Common Stock is quoted on The Nasdaq Stock Market’s National Market under the symbol “COST.”

The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 2000 through November 1, 2002. The quotations are as reported in published financial sources.

	Costco Common Stock
	High	Low
Calendar Quarters—2000
First Quarter	$55.953	$42.063
Second Quarter	58.438	30.000
Third Quarter	38.375	31.313
Fourth Quarter	39.938	30.625
Calendar Quarters—2001
First Quarter	46.250	36.500
Second Quarter	43.620	34.063
Third Quarter	44.500	31.220
Fourth Quarter	45.190	33.540
Calendar Quarters—2002
First Quarter	46.320	38.920
Second Quarter	43.000	37.590
Third Quarter	39.300	31.850
Fourth Quarter (through November 1, 2002)	36.210	29.180

On November 1, 2002 the Company had 7,756 stockholders of record.

DIVIDEND POLICY

Costco has never paid regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

Item 6—Selected Financial Data

SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended September 1, 2002, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements of Costco for fiscal 2002.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999		52 Weeks Ended August 30, 1998	52 Weeks Ended August 31, 1997		52 Weeks Ended September 1, 1996	53 Weeks Ended September 3, 1995	52 Weeks Ended August 28, 1994	52 Weeks Ended August 29, 1993
OPERATING DATA
Revenue
Net sales	$37,993,093	$34,137,021	$31,620,723	$26,976,453		$23,830,380	$21,484,118		$19,213,866	$17,905,926	$16,160,911	$15,154,685
Membership fees and other	769,406	660,016	543,573	479,578		439,497	390,286		352,590	341,360	319,732	309,129

Total revenue	38,762,499	34,797,037	32,164,296	27,456,031		24,269,877	21,874,404		19,566,456	18,247,286	16,480,643	15,463,814
Operating expenses
Merchandise costs	33,983,121	30,598,140	28,322,170	24,170,199		21,379,691	19,314,485		17,345,315	16,225,848	14,662,891	13,751,153
Selling, general & administrative	3,575,536	3,129,059	2,755,355	2,338,198		2,069,900	1,876,759		1,691,187	1,555,588	1,425,549	1,314,660
Preopening expenses	51,257	59,571	42,321	31,007		27,010	27,448		29,231	25,018	24,564	28,172
Provision for impaired assets and closing costs	21,050	18,000	7,000	56,500		6,000	75,000	(a)	10,000	7,500	7,500	5,000

Operating income	1,131,535	992,267	1,037,450	860,127		787,276	580,712		490,723	433,332	360,139	364,829
Other income (expense)
Interest expense	(29,096)	(32,024)	(39,281)	(45,527)		(47,535)	(76,281)		(78,078)	(67,911)	(50,472)	(46,116)
Interest income and other	35,745	43,238	54,226	44,266		26,662	15,898		10,832	2,783	13,888	17,750
Provision for merger and restructuring expenses	—	—	—	—		—	—		—	—	(120,000)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	1,138,184	1,003,481	1,052,395	858,866		766,403	520,329		423,477	368,204	203,555	336,463
Provision for income taxes	438,201	401,392	420,958	343,545		306,561	208,132		174,684	150,963	92,657	133,620

Income from continuing operations before cumulative effect of accounting change	699,983	602,089	631,437	515,321		459,842	312,197		248,793	217,241	110,898	202,843
Cumulative effect of accounting change, net of tax	—	—	—	(118,023	)(b)	—	—		—	—	—	—

Income from continuing operations	699,983	602,089	631,437	397,298		459,842	312,197		248,793	217,241	110,898	202,843
Discontinued operations:
Income (loss), net of tax	—	—	—	—		—	—		—	—	(40,766)	20,404
Loss on disposal	—	—	—	—		—	—		—	(83,363)	(182,500)	—

Net income (loss)	$699,983	$602,089	$631,437	$397,298		$459,842	$312,197		$248,793	$133,878	$(112,368)	$223,247

Per Share Data—Diluted
Income from continuing operations before cumulative effect of accounting change	$1.48	$1.29	$1.35	$1.11		$1.01	$0.73		$0.61	$0.53	$0.25	$0.46
Cumulative effect of accounting change, net of tax	—	—	—	(0.25)		—	—		—	—	—	—

Income from continuing operations	1.48	1.29	1.35	0.86		1.01	0.73		0.61	0.53	0.25	0.46
Discontinued Operations:
Income (loss), net of tax	—	—	—	—		—	—		—	—	(0.09)	0.04
Loss on Disposal	—	—	—	—		—	—		—	(0.19)	(0.42)	—

Net income (loss)	$1.48	$1.29	$1.35	$0.86		$1.01	$0.73		$0.61	$0.34	$(0.26)	$0.50

Shares used in calculation	479,262	475,827	475,737	471,120		463,371	449,336		435,781	447,219	438,664	480,324

(a)	Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.09 per diluted share) provision for asset impairment.
(b)	Represents a one-time non-cash charge reflecting the cumulative effect of the Company’s change in accounting for membership fees from a cash to a deferred method.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except warehouse data)

	September 1, 2002	September 2, 2001	September 3, 2000	August 29, 1999	August 30, 1998		August 31, 1997	September 1, 1996	September 3, 1995	August 28, 1994	August 29, 1993
BALANCE SHEET DATA
Working capital (deficit)	$180,806	$(229,732)	$65,759	$449,680	$431,288		$145,903	$56,710	$9,381	$(113,009)	$127,312
Property and equipment, net	6,523,619	5,826,585	4,834,116	3,906,888	3,395,372		3,154,634	2,888,310	2,535,593	2,146,396	1,966,601
Total assets	11,620,263	10,089,786	8,633,940	7,505,001	6,259,820		5,476,314	4,911,861	4,437,419	4,235,659	3,930,799
Short-term borrowings	103,774	194,552	9,500	—	—		25,460	59,928	75,725	149,340	23,093
Long-term debt	1,210,638	859,393	790,053	918,888	930,035		917,001	1,229,221	1,094,615	795,492	812,576
Stockholders’ equity	$5,694,237	$4,882,940	$4,240,280	$3,532,110	$2,965,886		$2,468,116	$1,777,798	$1,530,744	$1,684,960	$1,796,728
WAREHOUSES IN OPERATION(d)
Beginning of year	345	313	292	278	261		252	240	221	200	170
Opened(a)	35	39	25	21	18	(c)	17	20	24	29	37
Closed(b)	(6)	(7)	(4)	(7)	(1)		(8)	(8)	(5)	(8)	(7)

End of Year	374	345	313	292	278		261	252	240	221	200

(a)	Includes relocations, as well as new warehouse openings.
(b)	Includes relocations, as well as outright closings.
(c)	Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.
(d)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, and other risks identified from time to time in the Company’s public statements and reports filed with the SEC.

Comparison of Fiscal 2002 (52 weeks) and Fiscal 2001 (52 weeks):
(dollars in thousands, except earnings per share)

Net income for fiscal 2002 increased 16% to $699,983, or $1.48 per diluted share, from $602,089, or $1.29 per diluted share during fiscal year 2001.

Net sales increased 11% to $37,993,093 in fiscal 2002 from $34,137,021 in fiscal 2001. This increase was due to higher sales at existing locations opened prior to fiscal 2001; increased sales at the 32 new warehouses opened (39 opened, 7 closed) during fiscal 2001; and first year sales at the 29 new warehouses opened (35 opened, 6 closed) during fiscal 2002. Changes in prices did not materially impact sales levels.

Comparable sales, that is sales in warehouses open for at least a year, increased at a 6% annual rate in fiscal 2002 compared to a 4% annual rate during fiscal 2001.

Membership fees and other revenue increased 17% to $769,406, or 2.03% of net sales, in fiscal 2002 from $660,016, or 1.93% of net sales, in fiscal 2001. This increase was primarily due to the increase in membership fees across all member categories—beginning with renewals on October 1, 2000, averaging approximately five dollars per member; additional membership sign-ups at the 29 new warehouses opened in fiscal 2002; and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remained consistent with the prior year, currently at 86%.

Gross margin (defined as net sales minus merchandise costs) increased 13% to $4,009,972, or 10.55% of net sales, in fiscal 2002 from $3,538,881, or 10.37% of net sales, in fiscal 2001. The increase in gross margin as a percentage of net sales reflects merchandise gross margin improvement within the Company’s core merchandising business, with fresh foods and foods and sundries categories being the primary contributors. Additionally, a reduction in the LIFO reserve, improved purchasing resulting from expanded depot operations and improved international operations had a positive effect on margins, while increased costs related to the Executive Membership Two-Percent Reward Program had a negative impact. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The effect of the LIFO adjustment for fiscal 2002 was to increase gross margin by $13,500, compared to a gross margin decrease of $5,500 in fiscal 2001. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $150 at September 1, 2002 and $13,650 at September 2, 2001.

Selling, general and administrative expenses as a percent of net sales increased to 9.41% during fiscal 2002 from 9.17% during fiscal 2001. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses; and also due to increases in salary, healthcare and workers’ compensation costs.

Preopening expenses totaled $51,257, or 0.13% of net sales, during fiscal 2002 and $59,571, or 0.17% of net sales, during fiscal 2001. During fiscal 2002, the Company opened 35 new warehouses (including relocations) compared to 39 new warehouses (including relocations) during fiscal 2001. Pre-opening expenses also include

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

costs related to remodels and expanded ancillary operations at existing warehouses, as well as expanded international operations.

The provision for impaired assets and closing costs was $21,050 in fiscal 2002 compared to $18,000 in fiscal 2001. The fiscal 2002 provision included charges of $7,765 for the Canadian administrative reorganization (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Liquidity and Capital Resources) and $13,683 for warehouse closing expenses which were offset by net gains on the sale of real property totaling $398. The fiscal 2001 provision included charges of $19,000 for the Canadian administrative reorganization, $15,231 for the impairment of long-lived assets and $2,412 for warehouse closing expense, which were offset by $18,643 of gains on the sale of real property. At September 1, 2002, the reserve for warehouse closing costs was $11,845, of which $10,395 related to future lease obligations. This compares to a reserve for warehouse closing costs of $15,434 at September 2, 2001, of which $6,538 related to future lease obligations. The increase in future lease obligations is attributable to leased warehouses constituting a larger percentage of the closed locations. (See Part II, “Item 8—Financial Statements”—Notes to Consolidated Financial Statements—Note 1).

Interest expense totaled $29,096 in fiscal 2002, and $32,024 in fiscal 2001. The decrease is primarily attributable to the retirement in April 2001 of a $140,000 unsecured note payable to banks and to the interest rate reduction on the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating. This decrease in interest expense was partially offset by a reduction in interest capitalized related to warehouse construction, as the Company had fewer construction projects in progress during the fiscal 2002 period, and the weighted average capitalized interest rate was lower than in fiscal 2001. The decrease in interest expense was also offset by the issuance of the $300,000 5 1/2% Senior Notes issued in March, 2002, and simultaneously swapped to floating, and increased interest expense related to the Zero Coupon subordinated notes as accrued interest is accreted into principal.

Interest income and other totaled $35,745 in fiscal 2002, compared to $43,238 in fiscal 2001. The decrease primarily reflects lower interest income due to lower interest rates and lower daily cash and short-term investment balances on hand throughout fiscal 2002, as compared to fiscal 2001. This was partially offset by increased year-over-year earnings in Costco Mexico, the Company’s 50%-owned joint venture.

The effective income tax rate on earnings was 38.5% in fiscal 2002 and 40% in fiscal 2001. The decrease in the effective income tax rate, year-over-year, is primarily attributable to lower statutory rates for foreign operations, the effect of which is expected, substantially, to continue to impact the effective tax rate on a prospective basis.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

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

Gross margin (defined as net sales minus merchandise costs) increased 7% to $3,538,881, or 10.37% of net sales, in fiscal 2001 from $3,298,553, or 10.43% of net sales, in fiscal 2000. Gross margin as a percentage of net sales decreased by six basis points due to costs related to the Executive Membership two percent reward program, which was somewhat offset by gross margin improvement in the Company’s core merchandising activities and ancillary operations. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $13,650 at September 2, 2001, and $8,150 at September 3, 2000.

Selling, general and administrative expenses as a percent of net sales increased to 9.17% during fiscal 2001 from 8.71% during fiscal 2000, due to a number of a factors, including an increase in the entry level wage rate of hourly employees beginning in the fourth quarter of fiscal 2000; continued expansion of the Company’s co-branded credit card program; higher utility and energy costs; and higher expenses associated with an increase in new warehouse openings year-over-year (a net of 32 and 21 warehouses opened in fiscal 2001 and 2000, respectively) where expense ratios to sales are typically higher than in more mature warehouses.

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

The provision for impaired assets and closing costs was $18,000 in fiscal 2001 compared to $7,000 in fiscal 2000. The fiscal 2001 provision includes charges of $19,000 for the Canadian administrative reorganization (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Liquidity and Capital Resources), $15,231 for the impairment of long-lived assets and $2,412 for warehouse closing expense, which were offset by $18,643 of gains on the sale of real property. At September 2, 2001, the reserve for warehouse closing costs was $15,434, of which $6,538 related to future lease obligations. This compares to a reserve for warehouse closing costs of $11,762 at September 3, 2000, of which $8,887 related to future lease obligations. (See Part II, “Item 8—Financial Statements”—Notes to Consolidated Financial Statements—Note 1).

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Liquidity and Capital Resources (dollars in thousands)

Expansion Plans

Costco’s primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $1,000,000 to $1,100,000 during fiscal 2003 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under the Company’s commercial paper program, Senior Notes and other financing sources as required.

Expansion plans for the United States and Canada during fiscal 2003 are to open approximately 28 to 30 new warehouse clubs, including three to five relocations to larger and better-located warehouses. The Company expects to continue expansion of its international operations and plans to open two additional warehouses in the United Kingdom through its 80%-owned subsidiary, and two additional warehouses in Japan. Other international markets are being assessed.

Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of September 1, 2002, Costco Mexico operated 20 warehouses in Mexico and plans to open one or two new warehouse clubs during fiscal 2003.

Reorganization of Canadian Administrative Operations

On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Total costs related to the reorganization were $26,765 pre-tax, of which $7,765 pre-tax ($4,775 after-tax, or $.01 per diluted share) was expensed in fiscal 2002 and $19,000 pre-tax ($11,400 after-tax, or $.02 per diluted share) was expensed in fiscal 2001 and reported as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization was completed in the first quarter of fiscal 2002.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of 10 banks, of which $200,000 expires on November 11, 2003 and $200,000 expires on November 15, 2005. At September 1, 2002, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility.

In addition, a wholly owned Canadian subsidiary has a $128,000 commercial paper program supported by a $51,000 bank credit facility with a group of three Canadian banks, which expires in March, 2003. At September 1, 2002, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. The Company is evaluating the business need to renew this commercial paper program and bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $451,000 combined amounts of the respective supporting bank credit facilities.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The Company’s wholly-owned Japanese subsidiary has a short-term ¥4 billion bank line of credit, equal to approximately $33,600, of which ¥1 billion ($8,400) expires in April 2003 and ¥3 billion ($25,200) expires in November 2003. At September 1, 2002, $18,480 was outstanding under the line of credit with an applicable interest rate of 1.375%.

The Company’s 80%-owned UK subsidiary has a £60 million ($93,048) bank revolving credit facility and a £20 million ($31,016) bank overdraft facility, both expiring in February 2007. At September 1, 2002, $85,294 was outstanding under the revolving credit facility with an applicable interest rate of 4.413% and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $373,000. The outstanding commitments under these facilities at September 1, 2002 totaled approximately $142,000, including approximately $32,000 in standby letters of credit.

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of September 1, 2002.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)	$1,659,030	(2)	$40,446	$369,906	$337,843	$910,835	(2)
Capital lease obligations	14,409		7,244	3,168	1,115	2,882
Operating leases	1,095,780		67,955	129,275	127,202	771,348

Total	$2,769,219		$115,645	$502,349	$466,160	$1,685,065

(1)	Amounts include contractual interest payments.

(2)
The amount includes the amount of interest accreted to maturity for the Company’s Zero Coupon 3½% Convertible Subordinated Notes due August 2017, totaling $851,860. The balance sheet as of September 1, 2002 reflects the current balance outstanding of $506,883.

Financing Activities

During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents and short-term borrowings under its commercial paper program.

In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of 3.5 billion Yen, equal to $29,400, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of 3 billion Yen, equal to $25,200, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually. Simultaneous with the issuance of the Senior Notes, the Company entered into interest rate swap agreements converting the interest from fixed to floating.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, an additional $100,000 in debt securities were registered, bringing the total amount of debt registered under the shelf registration to $600,000. The $300,000 of 5 1/2% Senior Notes issued in March 2002, reduced the amount of registered securities available for future issuance to $300,000.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at September 1, 2002 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of September 1, 2002, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $35,926, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

Working capital totaled $180,806 at September 1, 2002, compared to a negative working capital position of $229,732 at September 2, 2001. The increase of $410,538 was primarily due to an increase in net inventory levels (inventories less accounts payable) of $232,087; increases in cash and cash equivalents of $202,933; an increase in receivables of $150,093; and a decrease in short-term borrowings of $90,778, offset by increases in other current liabilities of $116,897; accrued salaries and benefits of $106,454 and deferred membership income of $37,932.

Net cash provided by operating activities totaled $1,018,243 in fiscal 2002, compared to $1,032,563 in fiscal 2001. The decrease of $14,320 is primarily a result of the change in the increase in net inventories (inventories less accounts payable) of $256,258 and a decrease in the change in deferred income taxes of $28,618; offset by a decrease in the receivables, other current assets, accrued and other current liabilities of approximately $136,042; higher net income in fiscal 2002 over fiscal 2001 of $97,894 and a larger add-back for depreciation and amortization of $40,484.

Net cash used in investing activities totaled $1,033,815 in fiscal 2002, compared to $1,339,843 in fiscal 2001, a decrease of $306,028. This decrease is primarily a result of decreases in additions to property and equipment for new and remodeled warehouses of $408,944 and investments in unconsolidated joint ventures of $27,500, which was offset by the decrease in the net cash proceeds from the sale of property and equipment of $77,153 and the net cash proceeds from the sale of short-term investments of $36,671.

Net cash provided by financing activities totaled $217,828 in fiscal 2002 compared to $394,345 in fiscal 2001, a decrease of $176,517. The decrease primarily resulted from an increase in the net repayments of short-term borrowings of $285,117 and a change in bank overdrafts of $251,797, offset by an overall increase in the proceeds from the issuance of long-term debt of $218,049 and a decrease in repayments of long-term debt of $140,788.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Stock Repurchase Program (dollars in thousands except per share data)

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company can repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but non-issued shares and would be used for general corporate purposes, including stock option grants under stock option programs. To date, no shares have been repurchased under this program.

Under a previous stock purchase program which expired in November, 2001, the Company repurchased 3.13 million shares of common stock at an average price of $31.96 per share, totaling approximately $99,946 (excluding commissions). The Company’s repurchase of its’ common shares under this program was transacted entirely in fiscal 2000.

Membership Fee Increases

Beginning with renewals on October 1, 2000, the Company increased annual membership fees for its Gold Star (individual), Business, and Business Add-on Members. These fee increases averaged approximately $5 per member across its member categories, and are recorded as income ratably using the deferred method of accounting.

Critical Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory, impairment of long-lived assets and warehouse closing costs and insurance/self-insurance reserves. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company records a provision each quarter for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. The Company includes in its calculation of the LIFO provision the net realizable value of those inventory pools where deflation exists. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters.

Impairment of long-lived assets and warehouse closing costs

The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the present time. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.

The Company provides estimates for warehouse closing costs when it is appropriate to do so based on accounting principles generally accepted in the United States. Future circumstances may result in the Company’s

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

actual future closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Insurance/Self Insurance Reserve

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Stock Options

The Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. The Company grants stock options to employees at exercise prices equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for the plans.

On August 13, 2002 the Company announced that it would adopt the fair value based method of recording stock options consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for all employee stock options granted subsequent to fiscal year end 2002. All future employee stock option grants will be expensed over the option vesting period based on the estimated fair value at the date the options are granted.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. On September 3, 2001, the Company adopted SFAS No. 142 and accordingly will continue to test previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. The overall effect of the adoption of SFAS No. 142 on the Company’s financial statements was not material and the Company recorded no impairment charge. The reduction in amortization expense going forward, as a result of the adoption, is not material.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company’s 2003 fiscal year. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (APB) Opinion

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The statement was effective upon issuance in April 2002 for prospective transactions. The adoption of this statement had no impact on the Company’s financial position or results of operations in fiscal 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Quantitative and Qualitative Disclosure of Market Risk

The Company is exposed to financial market risk resulting from changes in interest and currency rates. As a policy, the Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of the Company’s long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 1, 2002, the Company’s fixed rate long-term debt includes its $851,860 principal amount at maturity Zero Coupon Subordinated Notes and additional notes and capital lease obligations totaling $75,413. The Company’s debt also includes $300,000 7 1/8% Senior Notes and $300,000 5 1/2% Senior Notes. The Company has entered into “fixed-to-floating” interest rate swaps on the Senior Notes, effectively converting these fixed interest rate securities to variable rate securities. Fluctuations in interest rates may affect the fair value of the fixed rate debt and may affect the interest expense related to the variable rate debt.

The Company holds interest-bearing instruments that are classified as cash and cash equivalents. As these investments are of a short-term nature and are held until maturity, if interest rates were to increase or decrease immediately, there is no material risk of a valuation adjustment related to these instruments. In addition, changes in interest rates would not likely have a material impact on interest income.

Most foreign currency transactions have been conducted in local currencies, limiting the Company’s exposure to changes in currency rates. The Company periodically enters into forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The fair value of foreign exchange contracts outstanding at September 1, 2002 were not material to the Company’s results of operations or its financial position.

Item 8—Financial Statements

Financial statements of Costco are as follows:

Page
Independent Auditors’ Report	28
Consolidated Balance Sheets, as of September 1, 2002 and September 2, 2001	30
Consolidated Statements of Income, for the 52 weeks ended September 1, 2002, 52 weeks ended September 2, 2001 and 53 weeks ended September 3, 2000	31
Consolidated Statements of Stockholders’ Equity, for the 52 weeks ended September 1, 2002, 52 weeks ended September 2, 2001 and 53 weeks ended September 3, 2000	32
Consolidated Statements of Cash Flows, for the 52 weeks ended September 1, 2002, 52 weeks ended September 2, 2001 and 53 weeks ended September 3, 2000	33
Notes to Consolidated Financial Statements	34

Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 13, 2002, the Audit Committee of Costco Wholesale Corporation’s Board of Directors engaged KPMG LLP as the Company’s firm of independent auditors for 2002. The information required by this item is incorporated herein by reference to Costco’s Form 8-K filed on May 17, 2002 and the related Form 8-K/A filed on May 30, 2002.

PART III

Item 10—Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see Item—4A “Executive Officers of the Registrant” at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco’s Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 2003 (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 12—Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 13—Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

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

(b)	One report on Form 8-K and a related Form 8-K/A related to item 4 were filed during the 16-week period ended September 1, 2002—on May 17, 2002 and May 30, 2002, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2002

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

By	/s/ JAMES D. SINEGAL	November 22, 2002
James D. Sinegal President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	November 22, 2002
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	November 22, 2002
Richard D. DiCerchio Sr. Executive Vice President, Chief Operating Officer Merchandising, Distribution and Construction and Director

By	/s/ RICHARD A. GALANTI	November 22, 2002
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	November 22, 2002
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	November 22, 2002
Dr. Benjamin S. Carson, Sr., M.D. Director

By	/s/ HAMILTON E. JAMES	November 22, 2002
Hamilton E. James Director

By	/s/ RICHARD M. LIBENSON	November 22, 2002
Richard M. Libenson Director

By	/s/ JOHN W. MEISENBACH	November 22, 2002
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	November 22, 2002
Charles T. Munger Director

By	/s/ JILL S. RUCKELSHAUS	November 22, 2002
Jill S. Ruckelshaus Director

CERTIFICATIONS

I, James D. Sinegal, certify that:

1)	I have reviewed this annual report on Form 10-K of Costco Wholesale Corporation.

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES D. SINEGAL James D. Sinegal President, Chief Executive Officer	Date: November 22, 2002

CERTIFICATIONS

I, Richard A. Galanti, certify that:

1)	I have reviewed this annual report on Form 10-K of Costco Wholesale Corporation.

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD A. GALANTI Richard A. Galanti Executive Vice President, Chief Financial Officer	Date: November 22, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheet of Costco Wholesale Corporation and subsidiaries as of September 1, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the 52 weeks then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Costco Wholesale Corporation and subsidiaries as of September 2, 2001 and for the 52 weeks ended September 2, 2001 and the 53 weeks ended September 3, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated October 8, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of September 1, 2002, and the results of their operations and their cash flows for the 52 weeks then ended in conformity with accounting principles generally accepted in the United States of America.

/S/  KPMG LLP

Seattle, Washington
October 10, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation (a Washington corporation) and subsidiaries (“Costco”) as of September 2, 2001 and September 3, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for the 52 weeks ended September 2, 2001, the 53 weeks ended September 3, 2000 and the 52 weeks ended August 29, 1999. These financial statements are the responsibility of Costco’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/  ARTHUR ANDERSEN LLP

Seattle, Washington
October 8, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated October 8, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on November 15, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except par value)

	September 1, 2002	September 2, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$805,518	$602,585
Short-term investments	—	4,999
Receivables, net	474,861	324,768
Merchandise inventories	3,127,221	2,738,504
Other current assets	222,939	211,601

Total current assets	4,630,539	3,882,457

PROPERTY AND EQUIPMENT
Land	2,017,184	1,877,158
Buildings, leaseholds and land improvements	4,367,395	3,834,714
Equipment and fixtures	1,733,979	1,529,307
Construction in progress	198,744	133,995

	8,317,302	7,375,174
Less-accumulated depreciation and amortization	(1,793,683)	(1,548,589)

Net property and equipment	6,523,619	5,826,585

OTHER ASSETS	466,105	380,744

	$11,620,263	$10,089,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term borrowings	$103,774	$194,552
Accounts payable	2,884,269	2,727,639
Accrued salaries and benefits	589,927	483,473
Accrued sales and other taxes	163,273	152,864
Deferred membership income	360,515	322,583
Other current liabilities	347,975	231,078

Total current liabilities	4,449,733	4,112,189
LONG-TERM DEBT	1,210,638	859,393
DEFERRED INCOME TAXES AND OTHER LIABILITIES	145,925	119,434

Total liabilities	5,806,296	5,091,016

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	119,730	115,830

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 455,325,000 and 451,754,000 shares issued and outstanding	2,277	2,259
Additional paid-in capital	1,220,954	1,125,543
Other accumulated comprehensive loss	(157,725)	(173,610)
Retained earnings	4,628,731	3,928,748

Total stockholders’ equity	5,694,237	4,882,940

	$11,620,263	$10,089,786

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000
REVENUE
Net sales	$37,993,093	$34,137,021	$31,620,723
Membership fees and other	769,406	660,016	543,573

Total revenue	38,762,499	34,797,037	32,164,296
OPERATING EXPENSES
Merchandise costs	33,983,121	30,598,140	28,322,170
Selling, general and administrative	3,575,536	3,129,059	2,755,355
Preopening expenses	51,257	59,571	42,321
Provision for impaired assets and closing costs	21,050	18,000	7,000

Operating income	1,131,535	992,267	1,037,450
OTHER INCOME (EXPENSE)
Interest expense	(29,096)	(32,024)	(39,281)
Interest income and other	35,745	43,238	54,226

INCOME BEFORE INCOME TAXES	1,138,184	1,003,481	1,052,395
Provision for income taxes	438,201	401,392	420,958

NET INCOME	$699,983	$602,089	$631,437

NET INCOME PER COMMON SHARE:
Basic	$1.54	$1.34	$1.41

Diluted	$1.48	$1.29	$1.35

Shares used in calculation (000’s)
Basic	453,650	449,631	446,255
Diluted	479,262	475,827	475,737

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the 52 weeks ended September 1, 2002, the 52 weeks ended September 2, 2001 and the 53 weeks ended September 3, 2000
(in thousands)

	Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Income/(Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE AT AUGUST 29, 1999	442,736	$2,214	$952,758	$(118,084)	$2,695,222	$3,532,110
Comprehensive Income
Net Income	—	—	—	—	631,437	631,437
Other accumulated comprehensive income
Foreign currency translation adjustment	—	—	—	1,055	—	1,055

Total comprehensive income	—	—	—	1,055	631,437	632,492
Stock options exercised including income tax benefits	7,688	38	175,520	—	—	175,558
Conversion of convertible debentures	3	—	66	—	—	66
Repurchases of common stock	(3,130)	(16)	(99,930)	—	—	(99,946)

BALANCE AT SEPTEMBER 3, 2000	447,297	2,236	1,028,414	(117,029)	3,326,659	4,240,280
Comprehensive Income
Net Income	—	—	—	—	602,089	602,089
Other accumulated comprehensive loss
Foreign currency translation adjustment	—	—	—	(56,581)	—	(56,581)

Total comprehensive income	—	—	—	(56,581)	602,089	545,508
Stock options exercised including income tax benefits and other	4,457	23	97,129	—	—	97,152

BALANCE AT SEPTEMBER 2, 2001	451,754	2,259	1,125,543	(173,610)	3,928,748	4,882,940
Comprehensive Income
Net Income	—	—	—	—	699,983	699,983
Other accumulated comprehensive income
Foreign currency translation adjustment	—	—	—	15,885	—	15,885

Total comprehensive income	—	—	—	15,885	699,983	715,868
Stock options exercised including income tax benefits and other	3,571	18	95,402	—	—	95,420
Conversion of convertible debentures	—	—	9	—	—	9

BALANCE AT SEPTEMBER 1, 2002	455,325	$2,277	$1,220,954	$(157,725)	$4,628,731	$5,694,237

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$699,983	$602,089	$631,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,781	301,297	254,397
Accretion of discount on zero coupon notes	17,233	16,654	16,222
Net loss (gain) on sale of property and equipment and other	4,001	(15,934)	(5,358)
Provision for impaired assets	—	15,231	10,956
Change in deferred income taxes	12,179	40,797	8,264
Tax benefit from exercise of stock options	27,171	32,552	76,730
Change in receivables, other current assets, deferred income, accrued and other current liabilities	129,883	(6,159)	115,909
Increase in merchandise inventories	(380,158)	(271,355)	(280,380)
Increase in accounts payable	187,655	335,110	253,031
Other	(21,485)	(17,719)	(10,850)

Total adjustments	318,260	430,474	438,921

Net cash provided by operating activities	1,018,243	1,032,563	1,070,358

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,038,605)	(1,447,549)	(1,228,421)
Proceeds from the sale of property and equipment	32,849	110,002	62,730
Purchase of minority interest	—	—	(51,792)
Investment in unconsolidated joint venture	(1,000)	(28,500)	(5,000)
Decrease in short-term investments	4,928	41,599	208,959
Increase in other assets and other, net	(31,987)	(15,395)	(32,140)

Net cash used in investing activities	(1,033,815)	(1,339,843)	(1,045,664)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from short-term borrowings, net	(99,175)	185,942	9,435
Net proceeds from issuance of long-term debt	300,000	81,951	2,199
Repayments of long-term debt	(18,540)	(159,328)	(10,513)
Changes in bank overdrafts	(35,136)	216,661	33,746
Proceeds from minority interests	3,908	7,119	24,856
Exercise of stock options	66,771	62,000	98,828
Repurchase of common stock	—	—	(99,946)

Net cash provided by financing activities	217,828	394,345	58,605

EFFECT OF EXCHANGE RATE CHANGES ON CASH	677	(8,985)	620

Increase in cash and cash equivalents	202,933	78,080	83,919
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	602,585	524,505	440,586

CASH AND CASH EQUIVALENTS END OF YEAR	$805,518	$602,585	$524,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (excludes amounts capitalized)	$9,511	$14,761	$21,996
Income taxes	$351,003	$363,649	$313,183

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the Costco Wholesale name.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At September 1, 2002, Costco operated 394 warehouse clubs: 290 in the United States; 60 in Canada; 14 in the United Kingdom; five in Korea; three in Taiwan; two in Japan; and 20 warehouses in Mexico with a joint venture partner.

The Company’s investment in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $157,312 at September 1, 2002 and $147,905 at September 2, 2001. The equity in earnings of Costco Mexico is included in interest income and other and for fiscal 2002, 2001 and 2000, was $21,028, $17,378 and $10,592, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $64,674 and $43,646 at September 1, 2002 and September 2, 2001, respectively.

Fiscal Years

The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2002 was 52 weeks, fiscal year 2001 was 52 weeks and fiscal year 2000 was 53 weeks.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $805,518 at September 1, 2002 and $602,585 at September 2, 2001, credit and debit card receivables were $351,788 and $241,413, respectively.

Short-term Investments

Short-term investments consisted of corporate notes and bonds totaling $4,999 at September 2, 2001. These investments at the end of fiscal 2001 were designated as being available-for-sale and, accordingly, were reported at fair value. The fair market value of short-term investments approximates their carrying value and there were no unrealized holding gains or losses at September 1, 2002, and no significant unrealized holding gains and losses at September 2, 2001. Realized gains and losses are included in interest income and were not significant in fiscal 2002, 2001, and 2000. Short-term investments held by the Company at September 2, 2001, matured between one and sixty days from the purchase date.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $2,224 at September 1, 2002 and $3,474 at September 2, 2001. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Vendor Rebates and Allowances

Periodic payments from vendors in the form of buy downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The LIFO inventory adjustment for the fourth quarter of fiscal 2002 increased gross margin by approximately $21,000 as compared to $2,000 in the fourth quarter of fiscal 2001. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $150 at September 1, 2002 and $13,650 at September 2, 2001.

	September 1, 2002	September 2, 2001
Merchandise inventories consist of:
United States (primarily LIFO)	$2,552,820	$2,244,986
Foreign (FIFO)	574,401	493,518

Total	$3,127,221	$2,738,504

The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company’s fiscal year.

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

Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $13,480 in fiscal 2002, $19,157 in fiscal 2001, and $10,919 in fiscal 2000.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future cash flows generated

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company recorded no pretax, non-cash charges in fiscal 2002, and $15,231 and $10,956 in fiscal 2001 and 2000, respectively, reflecting its estimate of impairment relating principally to excess property and closed warehouses. The charge reflects the difference between carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $43,920 at September 1, 2002 and $43,831 at September 2, 2001. On September 3, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. In fiscal 2001 and fiscal 2000 goodwill was amortized on a straight-line basis over lives ranging from two to forty years and was periodically evaluated for impairment as circumstances dictated. The effects on net income and net income per share data would not be significant if the Company had followed the provisions of SFAS No. 142 in the years ended September 2, 2001 and September 3, 2000.

Acquisition of Minority Interest

On May 26, 2000, the Company acquired from the Littlewoods Organisation PLC its 20% equity interest in Costco Wholesale UK Limited, bringing the Company’s ownership in Costco Wholesale UK Limited to 80%. The acquisition was funded with cash and cash equivalents on hand. Costco Wholesale UK Limited currently operates fourteen Costco warehouse locations.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at September 1, 2002 and September 2, 2001 are $235,458 and $270,757 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Reserve

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of September 1, 2002, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $35,926, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

Foreign Currency Translations

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Revenue and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses.

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as a deferred revenue liability.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee income on a “deferred basis” whereby membership fee income is recognized ratably over the one-year life of the membership.

Marketing and Promotional Expenses

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and annual direct mail marketing programs to existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred.

Preopening Expenses

Preopening expenses related to new warehouses, major remodels/expansions, regional offices and other startup operations are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments and receivables approximate fair value due to their short-term nature or variable interest rates. Debt carrying fixed interest rates does not approximate fair value. The fair value of fixed rate debt at September 1, 2002 and September 2, 2001 was $1,382,569 and $1,159,486, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Reorganization of Canadian Administrative Operations

On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. Total costs related to the reorganization were $26,765 pre-tax, of which $7,765 pre-tax ($4,775 after-tax, or $.01 per diluted share) was expensed in fiscal 2002 and $19,000 pre-tax ($11,400 after-tax, or $.02 per diluted share) was expensed in fiscal 2001 and reported as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization was completed in the first quarter of fiscal 2002.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. As of September 1, 2002, the Company’s reserve for warehouse closing costs was $11,845, of which $10,395 related to lease obligations. This compares to a reserve for warehouse closing costs of $15,434 at September 2, 2001, of which $6,538 related to lease obligations.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” That standard requires companies to account for deferred income taxes using the asset and liability method.

Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000

Net income available to common stockholders used in basic EPS	$699,983	$602,089	$631,437
Interest on convertible bonds, net of tax	10,602	9,992	9,772

Net income available to common stockholders after assumed conversions of dilutive securities	$710,585	$612,081	$641,209

Weighted average number of common shares used in basic EPS (000’s)	453,650	449,631	446,255
Stock options (000’s)	6,267	6,851	10,135
Conversion of convertible bonds (000’s)	19,345	19,345	19,347

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	479,262	475,827	475,737

The diluted share base calculation for fiscal years ended September 1, 2002, September 2, 2001 and September 3, 2000, excludes 6,908,000, 7,108,000 and 3,659,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal years.

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company can repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but non-issued shares and would be used for general corporate purposes, including stock option grants under stock option programs. To date, no shares have been repurchased under this program.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company’s 2003 fiscal year. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The statement was effective upon issuance in April 2002 for prospective transactions. The adoption of this statement had no material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 2—Debt

Bank Lines of Credit and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of 10 banks, of which $200,000 expires on November 11, 2003 and $200,000 expires on November 15, 2005. At September 1, 2002, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. As of September 1, 2002, the Company was in compliance with all restrictive covenants.

In addition, a wholly owned Canadian subsidiary has a $128,000 commercial paper program supported by a $51,000 bank credit facility with three Canadian banks, which expires in March, 2003. At September 1, 2002, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $451,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term ¥4 billion bank line of credit, equal to approximately $33,600, of which ¥1 billion ($8,400) expires in April 2003 and ¥3 billion ($25,200) expires in November 2003. At September 1, 2002, $18,480 was outstanding under the line of credit with an applicable interest rate of 1.375%.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 2—Debt (Continued)

The Company’s 80%-owned UK subsidiary has a £60 million ($93,048) bank revolving credit facility and a £20 million ($31,016) bank overdraft facility, both expiring in February 2007. At September 1, 2002, $85,294 was outstanding under the revolving credit facility with an applicable interest rate of 4.413% and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $373,000. The outstanding commitments under these facilities at September 1, 2002 totaled approximately $142,000 including approximately $32,000 in standby letters of credit.

Short-Term Borrowings

The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 2002 and 2001:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended September 1, 2002
Bank borrowings:
Canadian	$17,195	$351	4.14%
Other International	111,293	44,495	4.36
Commercial Paper:
U.S.	332,000	70,401	2.29
Fiscal year ended September 2, 2001
Bank borrowings:
Canadian	$7,308	$439	6.97%
Other International	16,000	10,680	1.38
Commercial Paper:
U.S.	239,000	42,741	4.15

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 2—Debt (Continued)

Long-term Debt

Long-term debt at September 1, 2002 and September 2, 2001:

	2002	2001
7 1/8% Senior Notes due June 2005	$307,787	$300,000
5 1/2% Senior Notes due March 2007	328,139	—
2.070% Promissory notes due October 2007	29,400	29,400
1.187% Promissory notes due July 2008	25,200	25,200
3 1/2% Zero Coupon convertible subordinated notes due August 2017	506,883	489,659
Notes payable secured by trust deeds on real estate	8,213	8,981
Capital lease obligations and other	12,600	22,830

	1,218,222	876,070
Less current portion (included in other current liabilities)	7,584	16,677

Total long-term debt	$1,210,638	$859,393

In June 1995, the Company issued $300,000 of 7 1/8% Senior Notes due June 15, 2005. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain certain limitations on the Company’s and certain subsidiaries’ ability to create liens securing indebtedness and to enter into certain sale-leaseback transactions. In November 2001, the Company entered into “fixed-to-floating” interest rate swap agreements that replaced the fixed interest rate with a floating rate indexed to LIBOR.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually on March 15 and September 15. Simultaneous with the issuance of the 5 1/2% Senior Notes, the Company entered into interest rate swap agreements converting the interest to a floating rate indexed to LIBOR. As of September 1, 2002, the Company was in compliance with all restrictive covenants.

In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of 3.5 billion Yen, equal to $29,400, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of 3 billion Yen, equal to $25,200, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents, and short-term borrowings under its commercial paper program.

On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity Zero Coupon Subordinated Notes (the “Notes”) due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 19,344,969 shares of Costco Common Stock at an initial conversion price of $22.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 2—Debt (Continued)

purchase) on August 19, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. As of September 1, 2002, $48,140 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, an additional $100,000 in debt securities were registered, bringing the total amount of debt registered under the shelf registration to $600,000. The $300,000 of 5 1/2% Senior Notes issued in March 2002, reduced the amount of registered securities available for future issuance to $300,000.

At September 1, 2002, the fair value of the 7 1/8% Senior Notes, and the 5 1/2% Senior Notes, based on market quotes, was approximately $329,160 and $315,990, respectively. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at September 1, 2002, based on market quotes, was approximately $662,006. The fair value of other long-term debt approximates carrying value.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2003	$7,584
2004	3,239
2005	309,125
2006	1,302
2007	329,485
Thereafter	567,487

Total	$1,218,222

Note 3—Leases

The Company leases land and/or warehouse buildings at 80 of the 374 warehouses open at September 1, 2002, and certain other office and distribution facilities under operating leases with remaining terms ranging from 1 to 40 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material.

Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 3—Leases (Continued)

Aggregate rental expense for fiscal 2002, 2001, and 2000, was $69,894, $70,394, and $67,886, respectively. Future minimum payments during the next five fiscal years and thereafter under non-cancelable leases with terms in excess of one year, at September 1, 2002, were as follows:

2003	$67,955
2004	64,469
2005	64,806
2006	65,540
2007	61,662
Thereafter	771,348

Total minimum payments	$1,095,780

Note 4—Stock Options

The Company’s 1993 Combined Stock Grant and Stock Option Plan (the “1993 Plan”) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002 the 2002 Stock Incentive Plan (the “2002 Plan”) was adopted following shareholder approval. The 2002 plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 plan replaces the 1993 plan and the 1993 plan has been amended to provide that no more options or stock grants may be issued under such plan. Any shares under the 1993 plan that remain available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) will be added to the number of shares available for grant under the 2002 plan. The 2002 plan authorizes the Company to grant stock options to eligible employees, directors and consultants. Options granted under these plans have a ten-year term and a vesting period of 5 years. At September 1, 2002, options for approximately 19.8 million shares were vested and 26.6 million shares were available for future grants under the plan.

The Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. The Company grants stock options to employees at exercise prices equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for the plans.

On August 13, 2002 the Company announced that it would adopt the fair value based method of recording stock options consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for all employee stock options granted subsequent to fiscal year end 2002. All future employee stock option grants will be expensed over the option vesting period based on the estimated fair value at the date the options are granted.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 4—Stock Options (Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No.123), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income:
As reported	$699,983	$602,089	$631,437
Pro forma	$624,240	$537,012	$570,669
Net income per share (diluted):
As reported	$1.48	$1.29	$1.35
Pro forma	$1.32	$1.15	$1.22

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Risk free interest rate	4.45%	4.96%	6.56%
Expected life	5 years	5 years	5 years
Expected volatility	46%	43%	42%
Expected dividend yield	0%	0%	0%

Stock option transactions relating to the aggregate of the Old and New Stock Option Plans are summarized below (shares in thousands):

	2002		2001		2000
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Under option at beginning of year	39,578	$29.15	36,021	$26.09	36,778	$19.89
Granted(2)	7,641	38.10	8,822	34.18	7,501	42.76
Exercised	(3,571)	18.77	(4,457)	14.04	(7,688)	12.74
Cancelled	(687)	37.12	(808)	31.35	(570)	25.47

Under option at end of year	42,961	$31.49	39,578	$29.15	36,021	$26.09

(1)	Weighted-average exercise price/grant price

(2)	The weighted-average fair value based on the Black-Scholes model of options granted during fiscal 2002, 2001 and 2000, were $17.83, $15.47 and $20.35, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 4—Stock Options (Continued)

The following table summarizes information regarding stock options outstanding at September 1, 2002 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Remaining Contractual Life(1)	Price(1)	Number	Price(1)
$6.66–$33.54	14,979	5.13	$18.76	11,599	$15.82
$34.28–$36.91	14,667	7.60	35.57	5,331	36.18
$38.79–$52.50	13,315	8.51	41.30	2,913	43.80

	42,961	7.02	$31.49	19,843	$25.40

(1)	Weighted-average

At September 2, 2001 and September 3, 2000, there were 15,500 and 12,573 options exercisable at weighted average exercise prices of $21.57 and $16.35, respectively.

Note 5—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment, except California union employees. The plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary.

California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. The Company also sponsors a 401(k) plan for the California union employees. The plan currently allows pre-tax deferral against which the Company matches 50% of the first four hundred dollars of employee contributions.

Amounts expensed under these plans were $127,189, $108,256, and $97,830 for fiscal 2002, 2001 and 2000, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under the SFAS No. 106 “Employer’s Accounting for Post-retirement Benefits Other than Pensions.”

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 6—Income Taxes

The provisions for income taxes for fiscal 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Federal:
Current	$331,455	$285,460	$290,995
Deferred	5,263	1,102	2,894

Total federal	336,718	286,562	293,889

State:
Current	48,256	55,484	57,753
Deferred	4,269	(415)	2,072

Total state	52,525	55,069	59,825

Foreign:
Current	46,197	19,161	64,210
Deferred	2,761	40,600	3,034

Total foreign	48,958	59,761	67,244

Total provision for income taxes	$438,201	$401,392	$420,958

In the fourth quarter of fiscal 2002 the Company adjusted the annual effective tax rate used in calculating the tax provision from 40% to 38.5%, resulting in the reduction in the income tax provision in the fourth quarter of $11,315.

Reconciliation between the statutory tax rate and the effective rate for fiscal 2002, 2001 and 2000 is as follows:

	2002		2001		2000
Federal taxes at statutory rate	$398,364	35.00%	$351,218	35.00%	$368,338	35.00%
State taxes, net	34,145	3.00	35,824	3.57	40,202	3.82
Foreign taxes, net	2,732	0.24	10,938	1.09	10,221	0.97
Other	2,960	0.26	3,412	0.34	2,197	0.21

Provision at effective tax rate	$438,201	38.50%	$401,392	40.00%	$420,958	40.00%

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 6—Income Taxes (Continued)

The components of the deferred tax assets and liabilities are as follows:

	September 1, 2002	September 2, 2001
Accrued liabilities	$151,520	$136,987
Deferred membership fees	137,231	111,391
Other	30,271	17,776

Total deferred tax assets	319,022	266,154

Property and equipment	175,344	127,243
Merchandise inventories	51,951	40,601
Other	46,686	40,976

Total deferred tax liabilities	273,981	208,820

Net deferred tax assets	$45,041	$57,334

The deferred tax accounts at September 1, 2002 and September 2, 2001 include current deferred income tax assets of $173,602 and $160,662, respectively, and non-current deferred income tax liabilities of $128,561 and $103,328, respectively. Current deferred income tax assets are included in other current assets.

Note 7—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data) (Continued)

Note 8—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended September 1, 2002
Total revenue	$32,310,812	$4,750,173	$1,701,514	$38,762,499
Operating income	929,027	187,464	15,044	1,131,535
Depreciation and amortization	281,812	33,477	26,492	341,781
Capital expenditures	868,069	35,098	135,438	1,038,605
Long lived assets	5,387,772	514,854	620,993	6,523,619
Total assets	9,459,538	1,157,954	1,002,771	11,620,263
Net assets	4,526,525	576,693	591,019	5,694,237

Year Ended September 2, 2001
Total revenue	$28,636,483	$4,695,778	$1,464,776	$34,797,037
Operating income (loss)	813,665	179,095	(493)	992,267
Depreciation and amortization	241,777	35,377	24,143	301,297
Capital expenditures	1,298,889	43,092	105,568	1,447,549
Long lived assets	4,835,598	516,489	474,498	5,826,585
Total assets	8,216,242	1,093,789	779,755	10,089,786
Net assets	3,811,158	548,196	523,586	4,882,940

Year Ended September 3, 2000
Total revenue	$26,170,108	$4,743,657	$1,250,531	$32,164,296
Operating income (loss)	848,605	192,310	(3,465)	1,037,450
Depreciation and amortization	198,436	36,563	19,398	254,397
Capital expenditures	998,429	41,962	188,030	1,228,421
Long lived assets	3,870,626	534,145	429,345	4,834,116
Total assets	6,833,440	1,134,998	665,502	8,633,940
Net assets	3,454,330	322,205	463,745	4,240,280

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing net sales and operating profit.

Note 9—Quarterly Financial Data (Unaudited)

The tables that follow on the next two pages reflect the unaudited quarterly results of operations for fiscal 2002 and 2001.

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

Note 9—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended September 1, 2002
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$8,297,076	$9,208,413	$8,436,807	$12,050,797	$37,993,093
Membership fees and other	169,477	174,439	179,940	245,550	769,406

Total revenue	8,466,553	9,382,852	8,616,747	12,296,347	38,762,499
OPERATING EXPENSES
Merchandise costs	7,434,397	8,212,030	7,583,251	10,753,443	33,983,121
Selling, general and administrative	786,118	840,005	806,617	1,142,796	3,575,536
Preopening expenses	22,134	8,616	6,077	14,430	51,257
Provision for impaired assets and closing costs	8,550	3,000	4,500	5,000	21,050

Operating income	215,354	319,201	216,302	380,678	1,131,535
OTHER INCOME (EXPENSE)
Interest expense	(6,238)	(6,199)	(8,643)	(8,016)	(29,096)
Interest income and other	6,977	7,926	9,624	11,218	35,745

INCOME BEFORE INCOME TAXES	216,093	320,928	217,283	383,880	1,138,184
Provision for income taxes	86,437	128,372	86,913	136,479	438,201

NET INCOME	$129,656	$192,556	$130,370	$247,401	$699,983

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.29	$0.43	$0.29	$0.54	$1.54

Diluted	$0.28	$0.41	$0.28	$0.52	$1.48

Shares used in calculation (000’s)
Basic	451,990	452,882	454,272	455,008	453,650
Diluted	477,395	479,931	480,256	479,240	479,262

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

Note 9—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended September 2, 2001
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$7,498,979	$8,159,980	$7,563,494	$10,914,568	$34,137,021
Membership fees and other	138,299	146,329	155,401	219,987	660,016

Total revenue	7,637,278	8,306,309	7,718,895	11,134,555	34,797,037
OPERATING EXPENSES
Merchandise costs	6,713,644	7,275,958	6,825,636	9,782,902	30,598,140
Selling, general and administrative	691,127	731,411	705,858	1,000,663	3,129,059
Preopening expenses	19,680	10,572	12,751	16,568	59,571
Provision for impaired assets and closing costs	1,000	1,000	—	16,000	18,000

Operating income	211,827	287,368	174,650	318,422	992,267
OTHER INCOME (EXPENSE)
Interest expense	(6,964)	(8,902)	(9,023)	(7,135)	(32,024)
Interest income and other	11,005	15,829	9,801	6,603	43,238

INCOME BEFORE INCOME TAXES	215,868	294,295	175,428	317,890	1,003,481
Provision for income taxes	86,347	117,718	70,171	127,156	401,392

NET INCOME	$129,521	$176,577	$105,257	$190,734	$602,089

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.29	$0.39	$0.23	$0.42	$1.34

Diluted	$0.28	$0.38	$0.23	$0.41	$1.29

Shares used in calculation (000’s)
Basic	447,676	448,788	450,195	451,310	449,631
Diluted	473,920	475,488	475,840	477,875	475,827

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

2.1.3	Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997(2)
3.1	Amended and Restated Articles of Incorporation of Costco Wholesale Corporation(3)
3.2	Bylaws of Costco Wholesale Corporation(11)
4.1.1	Form of 7 1/8% Senior Notes(4)
4.1.2	Indenture between Price/Costco, Inc. and American National Association, as Trustee(4)
4.2.1	Form of Zero Coupon Note due 2017(2)
4.2.2	Indenture dated as of August 19, 1997 between Costco Companies, Inc. and Firstar Bank of Minnesota as Trustee(2)
4.3	Costco Wholesale Corporation Stock Certificate(9)
4.4	Form of 5 1/2% Senior Notes(14)
10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(1)
10.1.2	Amendments to Stock Option Plan, 1995(7)
10.1.3	Amendments to Stock Option Plan, 1997(8)
10.1.4	Amendments to Stock Option Plan, 2000(10)
10.1.5	Amendments to Stock Option Plan, 2002(13)
10.2	Form of Indemnification Agreement(5)
10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(6)
10.5.3	A $250 million Short-Term Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks, dated November 15, 2000(12)
10.5.4	A $250 million Extended Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks dated November 15, 2000(12)
10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation
12.1	Statement re computation of ratios(11)
16.1	Letter regarding change in certifying accountant(15)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Notice of Inability to Obtain Consent from Arthur Andersen LLP
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/Costco, Inc. on Form S-4 (File No. 33-50359) dated September 22, 1993.

(2)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

(3)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

(4)	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

(5)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended August 28, 1994.

(6)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996.

(7)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

(8)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

(9)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended August 29, 1999.

(10)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

(11)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-3 (File No. 333-72122) dated October 23, 2001.

(12)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 2, 2001.

(13)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

(14)	Incorporated by reference to the exhibits filed as part of the current report on form 8-K filed by Costco Wholesale Corporation on March 25, 2002.

(15)	Incorporated by reference to the exhibits filed as part of the current report on Form 8-K and 8-K/A filed by Costco Wholesale Corporation on May 17, 2002 and May 31, 2002, respectively.