Form 10-Q
period 2002-11-24
COSTCO WHOLESALE CORP /NEW
filed 2002-12-20
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20355

Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

999 Lake Drive, Issaquah, WA 98027
(Address of principal executive office) (Zip Code)

(Registrant’s telephone number, including area code): (425) 313-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.005 Par Value	The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

The registrant had 455,803,091 common shares, par value $.005, outstanding at December 13, 2002.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheet as of November 24, 2002, the condensed consolidated balance sheet as of September 1, 2002, the unaudited condensed consolidated statements of income and cash flows for the 12-week periods ended November 24, 2002 and November 25, 2001 are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review of the unaudited financial statements as of November 24, 2002 and for the 12-week periods ended November 24, 2002 and November 25, 2001, performed by KPMG LLP, independent public accountants.

The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2003 is a 52-week year with period 13 ending on August 31, 2003, with the first, second, and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2002 was a 52-week year that ended on September 1, 2002, with the first, second, and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors and other risks identified in the Company’s reports filed with the Securities and Exchange Commission.

It is suggested that this management discussion be read in conjunction with the management discussion included in the Company’s fiscal 2002 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

Comparison of the 12 Weeks ended November 24, 2002 and November 25, 2001
(dollars in thousands, except per share data)

Net income for the first quarter of fiscal 2003 increased 12% to $145,729, or $.31 per diluted share, compared to $129,656, or $.28 per diluted share, during the first quarter of fiscal 2002.

Net sales increased 9% to $9,010,571 during the first quarter of fiscal 2003, from $8,297,076 during the first quarter of fiscal 2002. This increase was due to opening a net of 29 new warehouses (33 opened, 4 closed) since the end of the first quarter of fiscal 2002 and an increase in comparable warehouse sales. Comparable sales, that is, sales in warehouses open for at least a year, increased 4% during the first quarter of fiscal 2003 over the first quarter of fiscal 2002. Changes in prices of merchandise did not materially effect sales increases.

Membership fees and other revenue increased 11% to $188,014, or 2.09% of net sales, in the first quarter of fiscal 2003 from $169,477, or 2.04% of net sales, in the first quarter of fiscal 2002. Increases in membership fee income reflect new membership sign-ups, both at the new warehouses opened since the end of the first quarter of fiscal 2002 and at existing warehouse locations; increased penetration of the Company’s Executive Membership and high overall member renewal rates (currently 86%).

Gross margin (defined as net sales minus merchandise costs) increased 11% to $961,674, or 10.67% of net sales, in the first quarter of fiscal 2003 from $862,679, or 10.40% of net sales, in the first quarter of fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The increase in gross margin as a percentage of net sales reflects merchandise gross margin improvement within the Company’s core merchandising business, with food and sundries, fresh foods and the hardlines categories being the primary contributors, as well as margin improvement in the Company’s international operations. This increase includes a partial offset by the increased costs related to the Executive Membership Two-Percent Reward Program. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The first quarter of fiscal 2003 included no LIFO provision while the first quarter of fiscal 2002 included a $2,500 LIFO provision.

Selling, general and administrative expenses as a percent of net sales increased to 9.86% during the first quarter of fiscal 2003 from 9.47% during the first quarter of fiscal 2002. The increase was primarily due to increases in healthcare, workers’ compensation and payroll costs at warehouses open for more than one year, and higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses.

Preopening expenses totaled $18,117, or .20% of net sales, during the first quarter of fiscal 2003 compared to $22,134, or 0.27% of net sales, during the first quarter of fiscal 2002. Fourteen warehouses (including one relocation) were opened in the first quarter of fiscal 2003 compared to sixteen warehouses (including three relocations) opened during last year’s first quarter.

The provision for impaired assets and closing costs was $5,000 in the first quarter of fiscal 2003 compared to $8,550 in the first quarter of fiscal 2002. The fiscal 2003 provision relates to warehouse closing costs while the fiscal 2002 provision relates entirely to the reorganization and consolidation of the Canadian administrative operations, which was completed by the end of the first quarter of fiscal 2002.

Interest expense totaled $8,468 in the first quarter of fiscal 2003 compared to $6,238 in the first quarter of fiscal 2002. Interest expense in fiscal 2003 primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower and the weighted average capitalized interest rate was lower than in fiscal 2002. The increase was also attributed to the Company’s issuance of $300,000 5 1/2% Senior Notes in March 2002, which were simultaneously swapped to a floating interest rate, and to increased amounts borrowed on the Company’s bank credit facilities. This increase was partially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating.

Interest income and other totaled $7,634 in the first quarter of fiscal 2003 compared to $6,977 in the first quarter of fiscal 2002. The increase primarily reflects higher cash and cash equivalents balances on hand throughout the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, which was partially offset by lower interest rates quarter over quarter.

The effective income tax rate on earnings in the first quarter of fiscal 2003 was 38.5%, compared to 40% in the first quarter of fiscal 2002, primarily attributable to lower statutory income tax rates for foreign operations.

Liquidity and Capital Resources (dollars in thousands)

Expansion Plans

Costco’s primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $850,000 to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

$950,000 during fiscal 2003 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

Expansion plans for the United States and Canada during fiscal 2003 are to open approximately 28 to 30 new warehouse clubs, including three to five relocations to larger and better-situated sites. The Company expects to continue expansion of its international operations and plans to open two to three additional units in the United Kingdom through its 80%-owned subsidiary, and one additional unit in Japan. Other international markets are being assessed.

Reorganization of Canadian Administrative Operations

During the first quarter of fiscal 2002 the Company expensed $8,550 (of the actual total of $26,765) related to the reorganization and consolidation of the Canadian administrative operations and reported this charge as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization was completed by the end of the first quarter of fiscal 2002.

Bank Credit Facilities and Commercial Paper Programs (all dollar amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of 10 banks, of which $200,000 expires on November 11, 2003 and $200,000 expires on November 15, 2005. At November 24, 2002, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. Covenants related to the credit facility place limitations on total company indebtedness. As of November 24, 2002, the Company was in compliance with all restrictive covenants.

In addition, a wholly owned Canadian subsidiary has a $127,000 commercial paper program supported by a $51,000 bank credit facility with a group of three Canadian banks, which expires in March, 2003. At November 24, 2002, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $451,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $32,800 bank line of credit, of which $8,200 expires in April 2003 and $24,600 expires in November 2003. At November 24, 2002, $12,300 was outstanding under the line of credit.

The Company’s 80%-owned UK subsidiary has a $95,000 bank revolving credit facility and a $31,700 bank overdraft facility, both expiring in February 2007. At November 24, 2002, $63,324 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $373,000. The outstanding commitments under these facilities at November 24, 2002 totaled approximately $89,000, including approximately $33,000 in standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of November 24, 2002.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)	$1,697,834	(2)	$55,150	$370,551	$367,189	$904,944	(2)
Capital lease obligations	12,397		5,853	2,719	1,115	2,710
Operating leases	1,358,003		85,404	165,281	159,978	947,340

Total	$3,068,234		$146,407	$538,551	$528,282	$1,854,994

(1)	Amounts include contractual interest payments.

(2)
The amount includes the amount of interest accreted to maturity for the Company’s Zero Coupon 3 1/2% Convertible Subordinated Notes due August 2017, totaling $851,860. The balance sheet as of November 24, 2002 reflects the current balance outstanding of $510,928.

Financing Activities

In November 2002, the Company’s wholly-owned Japanese subsidiary issued unsecured promissory notes bearing an 0.88% annual rate of interest, in the aggregate amount of approximately $24,600, through a private placement. Interest is payable annually and principal is due on November 7, 2009.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually. Simultaneous with the issuance of the Senior Notes, the Company entered into interest rate swap agreements converting the interest from fixed to floating.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at November 24, 2002 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of November 24, 2002, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $34,153, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

Net cash provided by operating activities totaled $300,363 in the first quarter of fiscal 2003 compared to $224,732 in the first quarter of fiscal 2002. The increase of $75,631 is primarily a result of a decrease in the change in net inventories (inventories less accounts payable) of $22,134; an increase in the change in receivables, other current assets and accrued and other current liabilities of $18,356; an increase in income year-over-year of $16,073; an increase in depreciation and amortization of $11,504; and a change in other of $9,006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Net cash used in investing activities totaled $275,981 in the first quarter of fiscal 2003 compared to $302,030 in the first quarter of fiscal 2002, a decrease of $26,049. The decrease in investing activities primarily relates to a reduction in the acquisition of property and equipment for new and remodeled warehouses of $26,411 between the first quarters of fiscal 2003 and fiscal 2002.

Net cash used by financing activities totaled $114,770 in the first quarter of fiscal 2003 compared to $303,235 provided by financing activities in the first quarter of fiscal 2002. The decrease of $418,005 related to a change in bank checks outstanding of $334,307 and an overall increase in repayments of short-term borrowings of $108,741, which was partially offset by an increase in long-term borrowings of $24,618.

The Company’s balance sheet as of November 24, 2002 reflects a $615,192 or 5.3% increase in total assets since September 1, 2002. The increase is primarily due to an increase of inventories of approximately $548,978 and an increase in net property and equipment of $186,475, which was partially offset by a decrease in cash and cash equivalents of $92,664. The increase in merchandise inventories is primarily due to seasonal inventory needs leading into the Christmas holiday season and the Company’s expansion program.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company’s management makes an assessment each quarter of the estimated annual impact of inflation and adjusts the LIFO provision accordingly on a quarterly basis. The Company includes in its calculation of the LIFO provision the net realizable value of those inventory pools where deflation exists. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters.

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

The Company provides estimates for warehouse closing costs when it is appropriate to do so based on accounting principles generally accepted in the United States. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Insurance/Self-Insurance Reserve

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Stock Options

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standard No. 123 (SFAS No. 123) for all employee stock options granted subsequent to fiscal year end 2002. All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted.

Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the first quarter of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company’s 2003 fiscal year. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows in the first quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the first quarter of fiscal 2003, although it may impact the timing of future charges related to future warehouse relocations.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” addresses how a reseller should account for cash or other consideration received from a vendor. The Company is currently evaluating the impact of this standard. The standard is effective for new arrangements beginning after November 21, 2002 and for periods beginning after December 15, 2002.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended September 1, 2002.

Item 4. Controls and Procedures

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

(3.1)
Amended and Restated Articles of Incorporation of Costco Wholesale Corporation – Incorporated by reference to the exhibits filed as part of the Current Report on form 8-K filed by Costco Wholesale Corporation on August 30, 1999

(3.2)
Bylaws of Costco Wholesale Corporation – Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-3 (File No. 333-72122) dated October 23, 2001

(15.1)	Letter regarding unaudited interim financial information
(99)	Report of Independent Public Accountants
(99.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed for the 12 weeks ended November 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 20, 2002	/s/ James D. Sinegal
James D. Sinegal President and Chief Executive Officer

Date: December 20, 2002	/s/ Richard A. Galanti
Richard A. Galanti Executive Vice President, Chief Financial Officer

CERTIFICATIONS

I, James D. Sinegal, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Costco Wholesale Corporation.

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JAMES D. SINEGAL James D. Sinegal President, Chief Executive Officer	Date: December 20, 2002

CERTIFICATIONS

I, Richard A. Galanti, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Costco Wholesale Corporation.

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ RICHARD A. GALANTI Richard A. Galanti Executive Vice President, Chief Financial Officer	Date: December 20, 2002

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)
(unaudited)

	November 24, 2002	September 1, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$712,854	$805,518
Receivables, net	459,892	474,861
Merchandise inventories	3,676,199	3,127,221
Other current assets	220,695	222,939

Total current assets	5,069,640	4,630,539

PROPERTY AND EQUIPMENT
Land	2,053,295	2,017,184
Buildings, leaseholds and land improvements	4,563,249	4,367,395
Equipment and fixtures	1,776,646	1,733,979
Construction in progress	167,533	198,744

	8,560,723	8,317,302
Less-accumulated depreciation and amortization	(1,850,629)	(1,793,683)

Net property and equipment	6,710,094	6,523,619

OTHER ASSETS	455,721	466,105

	$12,235,455	$11,620,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term borrowings	$75,624	$103,774
Accounts payable	3,241,358	2,884,269
Accrued salaries and benefits	646,908	589,927
Accrued sales and other taxes	149,989	163,273
Deferred membership income	392,489	360,515
Other current liabilities	385,368	347,975

Total current liabilities	4,891,736	4,449,733
LONG-TERM DEBT	1,235,431	1,210,638
DEFERRED INCOME TAXES AND OTHER LIABILITIES	151,673	145,925

Total liabilities	6,278,840	5,806,296

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	120,944	119,730

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; and 455,771,000 and 455,325,000 shares issued and outstanding	2,279	2,277
Additional paid-in capital	1,230,123	1,220,954
Other accumulated comprehensive loss	(171,191)	(157,725)
Retained earnings	4,774,460	4,628,731

Total stockholders’ equity	5,835,671	5,694,237

	$12,235,455	$11,620,263

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	12 Weeks Ended
	November 24, 2002	November 25, 2001
REVENUE
Net sales	$9,010,571	$8,297,076
Membership fees and other	188,014	169,477

Total revenue	9,198,585	8,466,553
OPERATING EXPENSES
Merchandise costs	8,048,897	7,434,397
Selling, general and administrative	888,779	786,118
Preopening expenses	18,117	22,134
Provision for impaired assets and closing costs	5,000	8,550

Operating income	237,792	215,354
OTHER INCOME (EXPENSE)
Interest expense	(8,468)	(6,238)
Interest income and other	7,634	6,977

INCOME BEFORE INCOME TAXES	236,958	216,093
Provision for income taxes	91,229	86,437

NET INCOME	$145,729	$129,656

NET INCOME PER COMMON SHARE:
Basic	$0.32	$0.29

Diluted	$0.31	$0.28

Shares used in calculation (000’s)
Basic	455,570	451,990
Diluted	478,857	477,395

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	12 Weeks Ended
	November 24, 2002	November 25, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,729	$129,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,621	74,117
Accretion of discount on zero coupon notes	4,045	3,906
Tax benefit from exercise of stock options	3,091	4,672
Change in receivables, other current assets, deferred income, accrued and other current liabilities	135,554	117,198
Increase in merchandise inventories	(552,575)	(556,073)
Increase in accounts payable	475,560	456,924
Other	3,338	(5,668)

Total adjustments	154,634	95,076

Net cash provided by operating activities	300,363	224,732

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(283,149)	(309,560)
Proceeds from the sale of property and equipment	4,294	264
Decrease in short-term investments	—	4,912
Decrease in other assets and other, net	2,874	2,354

Net cash used in investing activities	(275,981)	(302,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)/proceeds of short-term borrowings	(29,242)	79,499
Net proceeds from issuance of long-term debt	24,618	—
Repayments of long-term debt	(2,476)	(6,192)
Changes in bank checks outstanding	(114,932)	219,375
Proceeds from minority interests	1,234	964
Exercise of stock options	6,028	9,589

Net cash (used)/provided by financing activities	(114,770)	303,235

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,276)	(4,051)

Net (decrease)/increase in cash and cash equivalents	(92,664)	221,886
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	805,518	602,585

CASH AND CASH EQUIVALENTS END OF PERIOD	$712,854	$824,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$3,129	$3,609
Income taxes	$14,082	$7,141

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note (1)—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 1, 2002.

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the Costco Wholesale name.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 24, 2002, Costco operated 407 warehouse clubs: 300 in the United States; 61 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; three in Japan; and 20 warehouses in Mexico with a joint venture partner.

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Fiscal Years

The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2003 is a 52-week year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending August 31, 2003 consisting of 16 weeks. Fiscal year 2002 was also a 52-week year, which ended September 1, 2002.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $712,854 at November 24, 2002 and $805,518 at September 1, 2002, credit and debit card receivables were $303,523 and $351,788, respectively.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $1,812 at November 24, 2002 and $2,224 at September 1, 2002. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company’s management makes an assessment each quarter of the estimated annual impact of inflation and adjusts the LIFO provision accordingly on a quarterly basis. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $150 at both November 24, 2002 and September 1, 2002.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a $2,305 pre-tax, non-cash charge in the first quarter of fiscal 2003 reflecting its estimate of impairment relating to closed warehouses. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows. There was no impairment charge in the first quarter of fiscal 2002.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $43,631 at November 24, 2002 and $43,920 at September 1, 2002. On September 3, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at November 24, 2002 and at September 1, 2002 are $119,789 and $235,458 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self-Insurance Reserve

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of November 24, 2002, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $34,153, which is recorded in other assets. These swaps were entered into effective November 13, 2001 and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and receivables approximate fair value due to their short-term nature or variable interest rates.

Reorganization of Canadian Administrative Operations

On January 17, 2001, the Company announced plans to reorganize and consolidate the administration of its operations in Canada. The Company incurred costs related to the reorganization of $8,550 in the first quarter of fiscal 2002, which was reported as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization was completed in the first quarter of fiscal 2002.

Closing Costs

Warehouse closing costs incurred relate to the Company’s efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. As of November 24, 2002, the Company’s reserve for warehouse closing costs was $9,944 of which $9,469 related to lease obligations. This compares to a reserve for warehouse closing costs of $11,845 at September 1, 2002, of which $10,395 related to lease obligations.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” That standard requires companies to account for deferred income taxes using the asset and liability method.

Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended
	November 24, 2002	November 25, 2001
Net income available to common stockholders used in basic EPS	$145,729	$129,656
Interest on convertible bonds, net of tax	2,467	2,344

Net income available to common stockholders after assumed conversions of dilutive securities	$148,196	$132,000

Weighted average number of common shares used in basic EPS (000’s)	455,570	451,990
Stock options (000’s)	3,942	6,060
Conversion of convertible bonds (000’s)	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	478,857	477,395

The diluted share base calculation for fiscal quarters ended November 24, 2002 and November 25, 2001 excludes 29,012,822 and 7,022,348 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the first quarter of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company’s 2003 fiscal year. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows in the first quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

should be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the first quarter of fiscal 2003.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” addresses how a reseller should account for cash or other consideration received from a vendor. The Company is currently evaluating the impact of this standard. The standard is effective for new arrangements beginning after November 21, 2002 and for periods beginning after December 15, 2002.

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

Note (2)—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $132,263 and $105,561 for the first quarters of fiscal 2003 and 2002, respectively. Comprehensive income also includes the impact of foreign currency translation adjustments.

Note (3)—Stock Options

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standard No. 123 (SFAS No. 123) for all employee stock options granted subsequent to fiscal year end 2002. All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

In the first quarter of fiscal 2003, the Company recognized stock compensation costs of $52 versus no stock compensation costs in the first quarter of fiscal 2002. The effects of applying SFAS No. 123 in the first quarter of fiscal 2003 is substantially lower than the effects on net income and earnings per share expected in future periods because this is the initial year of adoption. Shares granted totaled 437,250 shares in the first quarter of fiscal 2003, and were granted within the last 10 days of the fiscal quarter.

Total stock compensation costs that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $28,778 (pre-tax) in the first quarter of fiscal 2003 and $28,723 (pre-tax) in the first quarter of fiscal 2002, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (3)—Stock Options (Continued)

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended
	November 24, 2002	November 25, 2001
Net income:
As reported	$145,729	$129,656
Pro forma	$128,063	$112,422
Net income per share (diluted):
As reported	$.31	$.28
Pro forma	$.27	$.24

Note (4)—Debt

Bank Lines of Credit and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of 10 banks, of which $200,000 expires on November 11, 2003 and $200,000 expires on November 15, 2005. At November 24, 2002, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. As of November 24, 2002, the Company was in compliance with all restrictive covenants.

In addition, a wholly owned Canadian subsidiary has a $127,000 commercial paper program supported by a $51,000 bank credit facility with three Canadian banks, which expires in March, 2003. At November 24, 2002, no amounts were outstanding under the bank credit facility or the Canadian commercial paper program.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $451,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $32,800 bank line of credit, of which $8,200 expires in April 2003 and $24,600 expires in November 2003. At November 24, 2002, $12,300 was outstanding under the line of credit.

The Company’s 80%-owned UK subsidiary has a $95,000 bank revolving credit facility and a $31,700 bank overdraft facility, both expiring in February 2007. At November 24, 2002, $63,324 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $373,000. The outstanding commitments under these facilities at November 24, 2002 totaled approximately $89,000 including approximately $33,000 in standby letters of credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note (4)—Debt (Continued)

Long-Term Debt

In November 2002, the Company’s wholly-owned Japanese subsidiary issued unsecured promissory notes, bearing an 0.88% annual rate of interest, in the aggregate amount of approximately $24,600, through a private placement. Interest is payable annually and principal is due on November 7, 2009.

Note (5)—Commitments and Contingencies

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

Note (6)—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 24, 2002
Total revenue	$7,583,627	$1,124,259	$490,699	$9,198,585
Operating income	187,694	44,281	5,817	237,792
Depreciation and amortization	70,885	7,122	7,614	85,621
Capital expenditures	249,034	22,464	11,651	283,149
Long lived assets	5,557,044	523,272	629,778	6,710,094
Total assets	9,902,349	1,278,365	1,054,741	12,235,455
Net assets	4,651,258	583,048	601,365	5,835,671

Twelve Weeks Ended November 25, 2001
Total revenue	$6,997,693	$1,069,504	$399,356	$8,466,553
Operating income	175,061	36,601	3,692	215,354
Depreciation and amortization	60,320	7,696	6,101	74,117
Capital expenditures	285,045	8,386	16,129	309,560
Long lived assets	5,058,555	504,362	481,498	6,044,415
Total assets	9,078,014	1,173,454	857,345	11,108,813
Net assets	3,889,853	546,444	566,465	5,002,762

Year Ended September 1, 2002
Total revenue	$32,310,812	$4,750,173	$1,701,514	$38,762,499
Operating income	929,027	187,464	15,044	1,131,535
Depreciation and amortization	281,812	33,477	26,492	341,781
Capital expenditures	868,069	35,098	135,438	1,038,605
Long lived assets	5,387,772	514,854	620,993	6,523,619
Total assets	9,459,538	1,157,954	1,002,771	11,620,263
Net assets	4,526,525	576,693	591,019	5,694,237

The accounting policies of the segments are the same as those described in Note (1). All inter-segment net sales and expenses are immaterial and have been eliminated in computing net sales and operating income.