Form 10-Q
period 2003-02-16
COSTCO WHOLESALE CORP /NEW
filed 2003-03-28
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 16, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

The registrant had 456,142,424 common shares, par value $.005, outstanding at March 7, 2003.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheet as of February 16, 2003, the condensed consolidated balance sheet as of September 1, 2002, the unaudited condensed consolidated statements of income for the 12-week and 24-week periods ended February 16, 2003 and February 17, 2002 and the condensed consolidated statements of cash flows for the 24-week periods ended February 16, 2003 and February 17, 2002 are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the limited review of the unaudited financial statements as of February 16, 2003, and for the 24-week periods ended February 16, 2003 and February 17, 2002, performed by KPMG LLP, independent public accountants.

The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2003 is a 52-week year with period 13 ending on August 31, 2003, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2002 was a 52-week year that ended on September 1, 2002, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business buying patterns and debt levels, conditions affecting the acquisition, development and ownership or use of real estate, actions of vendors, geopolitical conditions and other risks identified in the Company’s reports filed with the Securities and Exchange Commission.

It is suggested that this management discussion be read in conjunction with the management discussion included in the Company’s fiscal 2002 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

Comparison of the 12 Weeks ended February 16, 2003 and February 17, 2002

    (dollars in thousands, except per share data)

Net income for the second quarter of fiscal 2003 decreased 5.4% to $182,065 or $.39 per diluted share, compared to $192,556, or $.41 per diluted share, during the second quarter of fiscal 2002.

Net sales increased 7.7% to $9,920,324 during the second quarter of fiscal 2003, from $9,208,413 during the second quarter of fiscal 2002. This increase was due to opening a net of 26 new warehouses (31 opened, 5 closed) since the end of the second quarter of fiscal 2002, and an increase in comparable warehouse sales, each of which accounted for approximately one-half of this increase. Comparable sales, that is sales in warehouses open for at least a year, increased approximately 4% during the second quarter of fiscal 2003 over the second quarter of fiscal 2002. Changes in prices of merchandise did not materially contribute to sales increases with the exception of gasoline, which accounted for an increase of 57 basis points.

Membership fees and other revenue increased 11.1% to $193,843, or 1.95% of net sales, in the second quarter of fiscal 2003 from $174,439, or 1.89% of net sales, in the second quarter of fiscal 2002. Increases in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

membership fee revenue reflect new membership sign-ups, both at the new warehouses opened since the end of the second quarter of fiscal 2002 and at existing warehouse locations, and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remained consistent with the prior year, at 86%.

Gross margin (defined as net sales minus merchandise costs) increased 8.4% to $1,079,913, or 10.89% of net sales, in the second quarter of fiscal 2003 from $996,383, or 10.82% of net sales, in the second quarter of fiscal 2002. The increase in gross margin as a percentage of net sales reflects a 10 basis point improvement within the Company’s ancillary warehouse businesses, specifically pharmacy and gas, as well as a 9 basis point improvement in the Company’s international operations, while increased penetration of the Executive Membership Two-Percent Reward Program and lower margins within the Company’s core merchandise business operations had 6 and 9 basis point negative impacts, respectively. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The second quarter of fiscal 2003 included no LIFO provision, while the second quarter of fiscal 2002 included a $2,500 LIFO provision, which resulted in a 3 basis point improvement in gross margin quarter-over-quarter.

Selling, general and administrative expenses as a percent of net sales increased to 9.75% during the second quarter of fiscal 2003 from 9.12% during the second quarter of fiscal 2002. The increase was primarily due to increases in payroll, workers’ compensation and healthcare costs at warehouses open for more than one year, including a $26,000 charge to increase the workers’ compensation liability reflecting an increase in workers’ compensation loss reserves in response to both recent adverse development of prior years’ loss costs and as a result of other developments indicating continuing trends of rising claims costs, predominately in the State of California. These expenses accounted for a 50 basis point increase year-over-year, of which 26 basis points related to this charge of $26,000. Higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses, accounted for a 14 basis point increase.

Preopening expenses totaled $7,145, or .07% of net sales, during the second quarter of fiscal 2003 compared to $8,616, or .09% of net sales, during the second quarter of fiscal 2002. Five new warehouses were opened in the second quarter of fiscal 2003 compared to seven warehouses opened during last year’s second quarter.

The provision for impaired assets and closing costs was $4,500 in the second quarter of fiscal 2003 compared to $3,000 in the second quarter of fiscal 2002. The provision includes costs related to the impairment of long-lived assets and future lease obligations on warehouses relocated and to be relocated to new facilities.

Interest expense totaled $8,003 in the second quarter of fiscal 2003 compared to $6,199 in the second quarter of fiscal 2002. Interest expense in fiscal 2003 primarily includes interest on the 3 1/2% Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower and the weighted average capitalized interest rate was lower than in fiscal 2002. The increase was also attributed to the Company’s issuance of $300,000 5 1/2 % Senior Notes in March 2002, which were simultaneously swapped to a floating interest rate, and to increased amounts borrowed on the Company’s bank credit facilities. This increase was partially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating.

Interest income and other totaled $8,983 in the second quarter of fiscal 2003 compared to $7,926 in the second quarter of fiscal 2002. The increase primarily reflects higher daily cash and cash equivalents balances on hand throughout the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 and was partially offset by lower interest rates quarter-over-quarter.

The effective income tax rate on earnings in the second quarter of fiscal 2003 was 38.5%, compared to 40% in the second quarter of fiscal 2002. The decrease is primarily attributable to lower statutory income tax rates for foreign operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Comparison of the 24 Weeks ended February 16, 2003 and February 17, 2002

    (dollars in thousands, except per share data)

Net income for the first half of fiscal 2003 increased 1.7% to $327,794, or $.70 per diluted share, compared to $322,212, or $.68 per diluted share, during the first half of fiscal 2002.

Net sales increased 8.1% to $18,930,895 during the first half of fiscal 2003, from $17,505,489 during the first half of fiscal 2002. Approximately 45% of the increase in net sales was due to opening a net of 26 new warehouses (31 opened, 5 closed) since the end of the first half of fiscal 2002 and approximately 55% of the increase was due to an increase in comparable warehouse sales. Changes in prices of merchandise did not materially contribute to sales increases.

Membership fees and other revenue increased 11.0% to $381,857, or 2.02% of net sales, in the first half of fiscal 2003 from $343,916, or 1.96% of net sales, in the first half of fiscal 2002. Increases in membership fee revenue reflect new membership sign-ups, both at the new warehouses opened since the end of the first half of fiscal 2002 and at existing warehouse locations, and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remain consistent with the prior year, at 86%.

Gross margin (defined as net sales minus merchandise costs) increased 9.8% to $2,041,587, or 10.78% of net sales, in the first half of fiscal 2003 from $1,859,062, or 10.62% of net sales, in the first half of fiscal 2002. The increase in gross margin as a percentage of net sales reflects a 7 basis point improvement within the Company’s core merchandising business, with fresh foods and food and sundries being the primary contributors. In addition, improvement from the pharmacy operations, as well as the Company’s international operations had a positive effect on margins of 16 basis points, while increased penetration of the Executive Membership Two-Percent Reward Program had a 9 basis point negative impact. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The first half of fiscal 2003 included no LIFO provision while the first half of fiscal 2002 included a $5,000 LIFO provision, which resulted in a 3 basis point improvement in gross margins for the first half of fiscal 2003 over the first half of fiscal 2002.

Selling, general and administrative expenses as a percent of net sales increased to 9.80% during the first half of fiscal 2003 from 9.29% during the first half of fiscal 2002. The increase was primarily due to increases in payroll, workers’ compensation and healthcare costs at warehouses open for more than one year, including a $26,000 charge to increase the workers’ compensation liability reflecting an increase in workers’ compensation loss reserves in response to both recent adverse development of prior years’ loss costs and as a result of other developments indicating continuing trends of rising claims costs, predominately in the State of California. These expenses accounted for a 36 basis point increase year-over-year, of which 14 basis points related to this charge of $26,000. Higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses accounted for an 11 basis point increase year-over-year.

Preopening expenses totaled $25,262, or .13% of net sales, during the first half of fiscal 2003 compared to $30,750, or .18% of net sales, during the first half of fiscal 2002. Nineteen warehouses (including two relocations) were opened in the first half of fiscal 2003 compared to 23 warehouses (including three relocated warehouses) opened during last year’s first half.

The provision for impaired assets and closing costs was $9,500 in the first half of fiscal 2003 compared to $11,550 in the first half of fiscal 2002. The provision includes costs related to impairment of long-lived assets and future lease obligations of warehouses relocated, and to be relocated, to new facilities. The prior years’ provision also included costs related to the reorganization and consolidation of the Canadian administrative operations totaling $8,550. The reorganization was completed by the end of the first quarter of fiscal 2002.

Interest expense totaled $16,471 in the first half of fiscal 2003 compared to $12,437 in the first half of fiscal 2002. Interest expense in fiscal 2003 primarily includes interest on the 3 1/2 % Zero Coupon Notes, 7 1/8% and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower than in fiscal 2002. The increase was also attributed to the Company’s issuance of $300,000 5 1/2 % Senior Notes in March 2002, which were simultaneously swapped to a floating interest rate, and to increased amounts borrowed on the Company’s bank credit facilities. This increase was partially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating, and to the fact that the Company had little interest related to borrowings under its commercial paper program in fiscal 2003.

Interest income and other totaled $16,617 in the first half of fiscal 2003 compared to $14,903 in the first half of fiscal 2002. The increase primarily reflects higher cash and cash equivalents balances on hand throughout the first half of fiscal 2003 as compared to the first half of fiscal 2002 and was partially offset by lower interest rates.

The effective income tax rate on earnings in the first half of fiscal 2003 was 38.5%, compared to 40% in the first half of fiscal 2002, of which the decrease is primarily attributable to lower statutory income tax rates for foreign operations.

Liquidity and Capital Resources (dollars in thousands)

Expansion Plans

Costco’s primary requirement for new capital is for the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $850,000 to $900,000 during fiscal 2003 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

Expansion plans for the United States and Canada during the remainder of fiscal 2003 are to open approximately seven to eight new warehouse clubs, including one relocation to a larger and better-located facility. In addition, the Company plans to open an additional warehouse in Japan and two additional warehouses in Mexico through Costco Mexico, a joint venture in which the Company has a 50% interest.

Reorganization of Canadian Administrative Operations

During the first half of fiscal 2002 the Company expensed $8,550 (of the total $26,765) related to the reorganization and consolidation of the Canadian administrative operations and reported this charge as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization was completed by the end of the first quarter of fiscal 2002.

Bank Credit Facilities and Commercial Paper Programs (all dollar amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of ten banks, of which $200,000 expires on November 11, 2003, and $200,000 expires on November 15, 2005. At February 16, 2003, no amounts were outstanding under the commercial paper program

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

and no amounts were outstanding under the credit facility. Covenants related to the credit facility place limitations on total company indebtedness. At February 16, 2003, the Company was in compliance with all covenants.

In addition, a wholly-owned Canadian subsidiary has a $132,000 commercial paper program supported by a $40,000 bank credit facility with a Canadian bank, which expires in March 2004. At February 16, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $440,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $33,200 bank line of credit, of which $8,300 expires in April 2003 and $24,900 expires in November 2003. At February 16, 2003, $12,454 was outstanding under the line of credit.

The Company’s 80%-owned UK subsidiary has a $97,000 bank revolving credit facility and a $32,300 bank overdraft facility, both expiring in February 2007. At February 16, 2003, $90,541 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $361,000. The outstanding commitments under these facilities at February 16, 2003 totaled approximately $106,000, including approximately $35,000 in standby letters of credit.

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of February 16, 2003.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)	$1,694,357	$57,837	$370,712	$358,858	$906,950	(2)
Capital lease obligations(1)	13,202	6,537	2,969	1,115	2,581
Operating leases	1,338,754	85,674	166,373	159,214	927,493

Total	$3,046,313	$150,048	$540,054	$519,187	$1,837,024

(1)	Amounts include contractual interest payments.

(2)	The amount includes the amount of interest accreted to maturity for the Company’s Zero Coupon 3½% Convertible Subordinated Notes due August 2017, totaling $851,860. The balance sheet as of February 16, 2003 reflects the current balance outstanding of $514,972.

Financing Activities

In November 2002, the Company’s wholly-owned Japanese subsidiary issued unsecured promissory notes bearing interest at 0.88% in the aggregate amount of approximately $24,600, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually. Simultaneous with the issuance of the Senior Notes, the Company entered into interest rate swap agreements converting the interest from fixed to floating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at February 16, 2003 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of February 16, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $45,181, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

Net cash provided by operating activities totaled $906,513 in the first half of fiscal 2003 compared to $572,137 in the first half of fiscal 2002. The increase of $334,376 is primarily a result of a decrease in the change in net inventories (inventories less accounts payable) of $138,607; an increase in the change in receivables, other current assets, deferred income and accrued and other current liabilities of $154,151; an increase in net income year-over-year of $5,582 and an increase in depreciation and amortization of $23,568.

Net cash used in investing activities totaled $443,708 in the first half of fiscal 2003 compared to $531,883 in the first half of fiscal 2002, a decrease of $88,175. The decrease in investing activities primarily relates to a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $75,947 between the first half of fiscal 2003 and fiscal 2002.

Net cash used by financing activities totaled $105,579 in the first half of fiscal 2003 compared to $136,716 provided by financing activities in the first half of fiscal 2002. The decrease of $242,295 primarily resulted from a change in bank checks outstanding of $296,181, and a reduction in cash proceeds from the exercise of stock options of $28,408, offset by a decrease in repayments of short-term borrowings of $48,040 and an increase in long-term borrowings of $26,587.

The Company’s balance sheet as of February 16, 2003 reflects a $722,580 or 6.2% increase in total assets since September 1, 2002. The increase is primarily due to an increase in cash and cash equivalents of $363,484, net property and equipment of $283,621 and inventories of $91,208. The increase in merchandise inventories and net property and equipment is primarily due to the Company’s expansion program.

Critical Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory, impairment of long-lived assets and warehouse closing costs and insurance/self-insurance liabilities. The Company bases its estimates on historical experience, outside expertise and on other assumptions and factors that management believes to be reasonable under present circumstances.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company’s management makes an assessment each quarter of the estimated annual impact of inflation and adjusts the LIFO provision accordingly. The Company considers in its calculation of the LIFO provision the net realizable value of those inventory pools where deflation exists. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters.

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

The Company provides estimates for warehouse closing costs when it is appropriate to do so based on accounting principles generally accepted in the United States. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon the sale of the property differing substantially from the estimates.

Insurance/Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

results of operations, financial position or cash flows, other than to impact the timing of charges related to future warehouse relocations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows and the additional disclosures required are included in Note (1) of the Company’s condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows, and has been considered in formulating disclosures for the second quarter fiscal 2003 condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of the interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operation, financial position or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of this consensus will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended September 1, 2002.

Item 4. Controls and Procedures

Within the 90-day period prior to filing this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial

Item 4. Controls and Procedures (Continued)

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

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future, in order to ensure that senior management has timely access to all material financial and non-financial information concerning its business. While management believes the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting was held at 10:00 a.m. on January 30, 2003 at the Meydenbauer Center, 11100 NE 6th Street, Bellevue, Washington. Stockholders of record at the close of business on December 6, 2002 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 455,790,145 shares outstanding. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained votes as noted below.

(1)	To elect three Class I directors to hold office until the 2006 Annual Meeting of Stockholders and until their successors are elected and qualified.

	Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
James D. Sinegal	386,244,211	369,264,367	—	16,979,844
	84.74%	95.60%	—	4.40%
Jeffrey H. Brotman	386,244,211	370,657,565	—	15,586,646
	84.74%	95.96%	—	4.04%
Richard A. Galanti	386,244,211	370,619,126	—	15,625,085
	84.74%	95.95%	—	4.05%

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

(2)	To consider and ratify the selection of the Company’s independent public accountants, KPMG LLP.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
386,244,811	376,486,141	6,459,856	3,298,814
84.74%	97.47%	1.67%	.86%

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference:

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference herein to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K for the year ended September 3, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(15.1)	Letter of KPMG LLP regarding unaudited financial information

(99)	Report of Independent Public Accountants

(99.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed for the 12 weeks ended February 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION

(Registrant)

Date: March 27, 2003	/s/ James D. Sinegal
James D. Sinegal President and Chief Executive Officer

Date: March 27, 2003	/s/ Richard A. Galanti
Richard A. Galanti Executive Vice President, Chief Financial Officer

CERTIFICATIONS

I, James D. Sinegal, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Costco Wholesale Corporation.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES D. SINEGAL	Date: March 27, 2003

James D. Sinegal

President, Chief Executive Officer

CERTIFICATIONS

I, Richard A. Galanti, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Costco Wholesale Corporation.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD A. GALANTI	Date: March 27, 2003
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	February 16, 2003	September 1, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,169,002	$805,518
Receivables, net	453,114	474,861
Merchandise inventories	3,218,429	3,127,221
Other current assets	220,105	222,939

Total current assets	5,060,650	4,630,539

PROPERTY AND EQUIPMENT
Land	2,100,824	2,017,184
Buildings, leaseholds and land improvements	4,636,745	4,367,395
Equipment and fixtures	1,803,256	1,733,979
Construction in progress	175,172	198,744

	8,715,997	8,317,302
Less-accumulated depreciation and amortization	(1,908,757)	(1,793,683)

Net property and equipment	6,807,240	6,523,619

OTHER ASSETS	474,953	466,105

	$12,342,843	$11,620,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term borrowings	$102,995	$103,774
Accounts payable	2,869,819	2,884,269
Accrued salaries and benefits	733,589	589,927
Accrued sales and other taxes	198,419	163,273
Deferred membership income	405,130	360,515
Other current liabilities	442,709	347,975

Total current liabilities	4,752,661	4,449,733
LONG-TERM DEBT	1,253,057	1,210,638
DEFERRED INCOME TAXES AND OTHER LIABILITIES	165,201	145,925

Total liabilities	6,170,919	5,806,296

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	122,782	119,730

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; and 456,040,000 and 455,325,000 shares issued and outstanding	2,280	2,277
Additional paid-in capital	1,235,302	1,220,954
Other accumulated comprehensive loss	(144,965)	(157,725)
Retained earnings	4,956,525	4,628,731

Total stockholders’ equity	6,049,142	5,694,237

	$12,342,843	$11,620,263

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2003	February 17, 2002	February 16, 2003	February 17, 2002
REVENUE
Net sales	$9,920,324	$9,208,413	$18,930,895	$17,505,489
Membership fees and other	193,843	174,439	381,857	343,916

Total revenue	10,114,167	9,382,852	19,312,752	17,849,405
OPERATING EXPENSES
Merchandise costs	8,840,411	8,212,030	16,889,308	15,646,427
Selling, general and administrative	967,051	840,005	1,855,830	1,626,123
Preopening expenses	7,145	8,616	25,262	30,750
Provision for impaired assets and closing costs	4,500	3,000	9,500	11,550

Operating income	295,060	319,201	532,852	534,555
OTHER INCOME (EXPENSE)
Interest expense	(8,003)	(6,199)	(16,471)	(12,437)
Interest income and other	8,983	7,926	16,617	14,903

INCOME BEFORE INCOME TAXES	296,040	320,928	532,998	537,021
Provision for income taxes	113,975	128,372	205,204	214,809

NET INCOME	$182,065	$192,556	$327,794	$322,212

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.40	$0.43	$0.72	$0.71

Diluted	$0.39	$0.41	$0.70	$0.68

Shares used in calculation (000’s)
Basic	455,927	452,882	455,748	452,436
Diluted	478,564	479,931	478,742	478,749

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	24 Weeks Ended
	February 16, 2003	February 17, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$327,794	$322,212
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity earnings in joint ventures	(10,310)	(9,933)
Depreciation and amortization	175,010	151,442
Accretion of discount on zero coupon notes	8,089	7,813
Net loss on sale of property and equipment and other	1,632	811
Provision for impaired assets	4,829	—
Change in deferred income taxes	17,138	(1,640)
Tax benefit from exercise of stock options	4,551	16,805
Change in receivables, other current assets, deferred income, accrued and other current liabilities	346,750	192,599
Increase in merchandise inventories	(76,490)	(283,736)
Increase in accounts payable	107,125	175,764
Other	395	—

Total adjustments	578,719	249,925

Net cash provided by operating activities	906,513	572,137

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(449,223)	(525,170)
Proceeds from the sale of property and equipment	15,135	11,005
Investment in unconsolidated joint venture	—	(1,000)
Decrease in short-term investments	—	4,890
Increase in other assets and other, net	(9,620)	(21,608)

Net cash used in investing activities	(443,708)	(531,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	26,587	—
Repayments of long-term debt	(5,180)	(12,219)
Changes in bank checks outstanding	(135,199)	160,982
Repayments of short-term borrowings, net	(4,197)	(52,237)
Proceeds from minority interests	3,005	2,377
Exercise of stock options	9,405	37,813

Net cash (used)/provided by financing activities	(105,579)	136,716

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,258	(5,004)

Net increase in cash and cash equivalents	363,484	171,966
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	805,518	602,585

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,169,002	$774,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$10,627	$6,143
Income taxes	$97,044	$182,777

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 1, 2002.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the Costco Wholesale name.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 16, 2003, Costco operated 412 warehouse clubs: 304 in the United States; 61 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; three in Japan; and 21 warehouses in Mexico with a joint venture partner.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $1,169,002 at February 16, 2003 and $805,518 at September 1, 2002, credit and debit card receivables were $339,187 and $351,788, respectively.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $2,076 at February 16, 2003 and $2,224 at September 1, 2002. Management determines the allowance

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of “buy downs,” volume or other purchase discounts that are evidenced by agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably over the life of the contract or as performance of the activities specified by the agreement to earn the fee is completed.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company’s management makes an assessment each quarter on the estimated annual impact of inflation and adjusts the LIFO provision accordingly on a quarterly basis. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been higher by $150 at both February 16, 2003 and September 1, 2002.

The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company’s fiscal year.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes. Buildings are depreciated over twenty-five to thirty-five years; equipment and fixtures are depreciated over three to ten years; and leasehold improvements are amortized over the initial term of the lease.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a $2,524 and $4,829 pre-tax, non-cash charge in the second quarter and for the first half of fiscal 2003, respectively, reflecting its estimate of impairment relating to scheduled warehouse closings. The charge reflects the difference

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows. There was no impairment charge in the second quarter or in the first half of fiscal 2002.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $44,515 at February 16, 2003 and $43,920 at September 1, 2002. On September 3, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at February 16, 2003 and at September 1, 2002 are $102,878 and $235,458 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of February 16, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $45,181, which is recorded in other assets. These swaps were entered into effective November 13, 2001 and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

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

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns was $4,571 and $3,507 at February 16, 2003 and September 1, 2002, respectively.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year life of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the 12 weeks and 24 weeks ended February 16, 2003 and February 17, 2002, and the related liability as of those dates were as follows:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2003	February 17, 2002	February 16, 2003	February 17, 2002
Two-percent reward sales reduction	$39,863	$28,604	$73,609	$52,972
Two-percent unredeemed reward liability	$103,355	$74,030	$103,355	$74,030

Merchandise Costs

Merchandise costs consists of the purchase price of inventory sold, inbound shipping charges and all costs related to our depot operations, including freight from depots to selling warehouses. Merchandise costs also include salaries, benefits, depreciation on production equipment, and other related expenses incurred in certain fresh foods and ancillary departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists primarily of salaries, benefits and workers’ compensation costs for warehouse employees, other than fresh foods and certain ancillary businesses, as well as all

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

regional and home office employees, including buying personnel. Selling, general and administrative expenses also include utilities, bank charges and substantially all building and equipment depreciation, as well as other operating costs incurred to support warehouse operations.

Leases

The Company leases land and/or warehouse buildings at over 80 warehouses at February 16, 2003 and certain other office and distribution facilities. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts of sales volumes. The Company accounts for its leases with step rent provisions on a straight-line basis over the original term of the lease.

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standard No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2003	February 17, 2002	February 16, 2003	February 17, 2002
Net income, as reported	$182,065	$192,556	$327,794	$322,212
Add: Stock-based employee compensation expense included in reported net income	211	—	243	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(17,022)	(16,721)	(34,720)	(33,955)

Pro-forma net income	$165,254	$175,835	$293,317	$288,257

Earnings per share:
Basic – as reported	$.40	$.43	$.72	$.71

Basic – pro-forma	$.36	$.39	$.64	$.64

Diluted – as reported	$.39	$.41	$.70	$.68

Diluted – pro-forma	$.35	$.37	$.62	$.61

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

Closing Costs

Warehouse closing costs incurred relate to the Company’s efforts to relocate certain warehouses to larger and better-located facilities. As of February 16, 2003, the Company’s reserve for warehouse closing costs was $8,298, which relates almost entirely to lease obligations. This compares to a reserve for warehouse closing costs of $11,845 at September 1, 2002, of which $10,395 related to lease obligations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Interest Income and Other

Interest income and other includes:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2003	February 17, 2002	February 16, 2003	February 17, 2002
Interest income	$4,933	$3,086	$8,040	$5,513
Minority interest/earnings of affiliates and other	4,050	4,840	8,577	9,390

Total	$8,983	$7,926	$16,617	$14,903

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

	12 Weeks Ended		24 Weeks Ended
	February 16, 2003	February 17, 2002	February 16, 2003	February 17, 2002
Net income available to common stockholders used in basic EPS	$182,065	$192,556	$327,794	$322,212
Interest on convertible bonds, net of tax	2,507	2,344	4,974	4,688

Net income available to common stockholders after assumed conversions of dilutive securities	$184,572	$194,900	$332,768	$326,900

Weighted average number of common shares used in basic EPS (000’s)	455,927	452,882	455,748	452,436
Stock options (000’s)	3,292	7,704	3,649	6,968
Conversion of convertible bonds (000’s)	19,345	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	478,564	479,931	478,742	478,749

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

The diluted share base calculation for the fiscal quarters ended February 16, 2003 and February 17, 2002 excludes 29,754,347 and 896,000 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 16, 2003 and February 17, 2002, excludes 29,803,398 and 6,978,036 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company’s 2003 fiscal year. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and other related accounting guidance. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, other than to impact the timing of charges related to future warehouse relocations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in the first half of fiscal 2003 and the additional disclosures required are included in Note (1) of these condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This standard established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows and has been considered in formulating disclosures for the second quarter fiscal 2003 condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of the Interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operation, financial position or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of this consensus will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Note (2)—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $208,291 and $190,878 for the second quarters of fiscal 2003 and 2002, respectively and $340,554 and $296,439 for the first half of fiscal 2003 and 2002, respectively. Comprehensive income also includes the impact of foreign currency translation adjustments.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (3)—Stock-based Compensation

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standard No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002 using the “prospective method.” All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

In the second quarter of fiscal 2003 and for the first half of fiscal 2003, the Company recognized stock compensation costs of $343 and $395, respectively, versus no stock compensation costs in the second quarter and first half of fiscal 2002. The effects of applying SFAS No. 123 in the second quarter of fiscal 2003 is substantially lower than the effects on net income and earnings per share expected in future periods because this is the initial year of adoption. Shares granted in the first half of fiscal 2003 totaled 437,250 shares, and were granted within the last 10 days of the first quarter.

Total stock compensation costs that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $27,678 and $56,456 (pre-tax) in the second quarter and first half of fiscal 2003, respectively, and $27,868 and $56,591 (pre-tax) in the second quarter and first half of fiscal 2002, respectively.

Note (4)—Debt

Bank Lines of Credit and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of 10 banks, of which $200,000 expires on November 11, 2003 and $200,000 expires on November 15, 2005. At February 16, 2003, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. At February 16, 2003, the Company was in compliance with all covenants.

In addition, a wholly owned Canadian subsidiary has a $132,000 commercial paper program supported by a $40,000 bank credit facility with a Canadian bank, which expires in March, 2004. At February 16, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $440,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $33,200 bank line of credit, of which $8,300 expires in April 2003 and $24,900 expires in November 2003. At February 16, 2003, $12,454 was outstanding under the line of credit.

The Company’s 80%-owned UK subsidiary has a $97,000 bank revolving credit facility and a $32,300 bank overdraft facility, both expiring in February 2007. At February 16, 2003, $90,541 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (4)—Debt (Continued)

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $361,000. The outstanding commitments under these facilities at February 16, 2003 totaled approximately $106,000, including approximately $35,000 in standby letters of credit.

Long-Term Debt

In November 2002, the Company’s wholly-owned Japanese subsidiary issued 0.88% unsecured promissory notes in the aggregate amount of approximately $24,600, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twenty-Four Weeks Ended February 16, 2003
Total revenue	$16,001,642	$2,312,279	$998,831	$19,312,752
Operating income	422,075	95,057	15,720	532,852
Depreciation and amortization	145,003	14,592	15,415	175,010
Capital expenditures	389,606	35,365	24,252	449,223
Long lived assets	5,614,135	549,621	643,484	6,807,240
Total assets	9,999,746	1,293,355	1,049,742	12,342,843
Net assets	4,812,598	632,788	603,756	6,049,142
Twenty-Four Weeks Ended February 17, 2002
Total revenue	$14,845,780	$2,194,387	$809,238	$17,849,405
Operating income	434,916	88,518	11,121	534,555
Depreciation and amortization	124,308	15,219	11,915	151,442
Capital expenditures	438,403	14,042	72,725	525,170
Long lived assets	5,133,230	502,694	523,909	6,159,833
Total assets	8,987,947	1,070,771	830,630	10,889,348
Net assets	4,095,147	570,975	567,875	5,233,997
Year Ended September 1, 2002
Total revenue	$32,310,812	$4,750,173	$1,701,514	$38,762,499
Operating income	929,027	187,464	15,044	1,131,535
Depreciation and amortization	281,812	33,477	26,492	341,781
Capital expenditures	868,069	35,098	135,438	1,038,605
Long lived assets	5,387,772	514,854	620,993	6,523,619
Total assets	9,459,538	1,157,954	1,002,771	11,620,263
Net assets	4,526,525	576,693	591,019	5,694,237

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

Exhibit 99

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders:

We have reviewed the accompanying condensed consolidated balance sheet of Costco Wholesale Corporation and subsidiaries as of February 16, 2003, the related condensed consolidated statements of income for the twelve-week and twenty-four week periods ended February 16, 2003 and February 17, 2002 and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 16, 2003 and February 17, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

Seattle, Washington

March 4, 2003