Form 10-Q
period 2003-05-11
COSTCO WHOLESALE CORP /NEW
filed 2003-06-24
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 11, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The registrant had 457,094,254 common shares, par value $.005, outstanding at June 20, 2003.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheet as of May 11, 2003, the condensed consolidated balance sheet as of September 1, 2002, the unaudited condensed consolidated statements of income for the 12-week and 36-week periods ended May 11, 2003 and May 12, 2002 and the unaudited condensed consolidated statements of cash flows for the 36-week periods ended May 11, 2003 and May 12, 2002 are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of May 11, 2003, and for the 36-week periods ended May 11, 2003 and May 12, 2002, performed by KPMG LLP, independent public accountants.

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

Comparison of the 12 Weeks ended May 11, 2003 and May 12, 2002

    (dollars in thousands, except per share data)

Net income for the third quarter of fiscal 2003 increased 18.0% to $153,780, or $.33 per diluted share, compared to $130,370, or $.28 per diluted share, during the third quarter of fiscal 2002.

Net sales increased 10.8% to $9,344,959 during the third quarter of fiscal 2003, from $8,436,807 during the third quarter of fiscal 2002. This increase was due to an increase in comparable warehouse sales and to opening a net of 24 new warehouses (33 opened, 9 closed) since the end of the third quarter of fiscal 2002, accounting for approximately 60% and 40%, respectively, of the increases. Comparable sales, that is sales in warehouses open for at least a year, increased approximately six percent during the third quarter of fiscal 2003 over the third quarter of fiscal 2002. Changes in prices of merchandise did not materially contribute to sales increases with the exception of gasoline, which accounted for an increase of approximately one percent. In addition, translation of foreign sales into US dollars contributed to the increase in sales due to the weaker US dollar, accounting for an increase of approximately one percent year-over-year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Membership fees and other revenue increased 10.1% to $198,112, or 2.12% of net sales, in the third quarter of fiscal 2003 from $179,940, or 2.13% of net sales, in the third quarter of fiscal 2002. Increases in membership fee revenue reflect new membership sign-ups, both at the new warehouses opened since the end of the third quarter of fiscal 2002 and at existing warehouse locations, and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remained consistent with the prior year, at 86%.

Gross margin (defined as net sales minus merchandise costs) increased 15.6% to $986,636, or 10.56% of net sales, in the third quarter of fiscal 2003 from $853,556, or 10.12% of net sales, in the third quarter of fiscal 2002. The 44 basis point increase in gross margin as a percentage of net sales reflects 38 basis points of improvement related to the Company’s ancillary warehouse businesses, with gasoline operations being the predominant contributor, as well as an eight basis point improvement related to the Company’s international operations. Increased penetration of the Executive Membership Two-Percent Reward Program and lower margins within the Company’s core merchandise business operations had six and four basis point negative impacts, respectively. The gross margin figures reflect accounting for merchandise costs on the last-in, first-out (LIFO) method. The third quarter of fiscal 2003 included a $5,000 LIFO credit (reduction in merchandise costs), while the third quarter of fiscal 2002 included a $2,500 LIFO provision (increase in merchandise costs), which resulted in an eight basis point improvement in gross margin year-over-year.

Selling, general and administrative expenses as a percent of net sales increased to 9.88% during the third quarter of fiscal 2003 from 9.56% during the third quarter of fiscal 2002. The increase was primarily due to increases in healthcare and workers’ compensation costs at core warehouses open for more than one year. These expenses accounted for 19 basis points of the increase year-over-year. Higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses, accounted for 11 basis points of the increase, while the effect of applying the fair-value based method of recording stock options also accounted for four basis points of the increase.

Preopening expenses totaled $5,853, or .06% of net sales, during the third quarter of fiscal 2003 compared to $6,077, or .07% of net sales, during the third quarter of fiscal 2002. A net of two new warehouses were opened (six opened, four closed) in the third quarter of fiscal 2003 compared to four new warehouses opened during last year’s third quarter. Preopening expenses per location were higher in the third quarter of fiscal 2002 compared to fiscal 2003, due to openings in last year’s third quarter being in new markets, including three international locations, where preopening expenses are generally higher than in existing markets.

The provision for impaired assets and closing costs was $6,000 in the third quarter of fiscal 2003 compared to $4,500 in the third quarter of fiscal 2002. The provision includes costs related to the impairment of long-lived assets and future lease obligations on warehouses that have been relocated to new facilities and any net gains or losses resulting from the sale of real property.

Interest expense totaled $8,715 in the third quarter of fiscal 2003 compared to $8,643 in the third quarter of fiscal 2002. Interest expense in fiscal 2003 primarily includes interest on the 3 1/2% Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower and the weighted average capitalized interest rate was lower than in fiscal 2002. This increase was substantially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes and $300,000 5 1/2% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001 and March 25, 2002, respectively, converting the interest rate from fixed to floating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest income and other totaled $9,179 in the third quarter of fiscal 2003 compared to $9,624 in the third quarter of fiscal 2002. The decrease reflects higher interest earned due to higher balances in daily cash and cash equivalents balances on hand throughout the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, which increase was more than offset by changes to earnings incurred for minority interests and earnings of affiliates.

The effective income tax rate on earnings in the third quarter of fiscal 2003 was 38.5%, compared to 40% in the third quarter of fiscal 2002. The decrease is primarily attributable to lower statutory income tax rates for foreign operations.

Comparison of the 36 Weeks ended May 11, 2003 and May 12, 2002

    (dollars in thousands, except per share data)

Net income for the first thirty-six weeks of fiscal 2003 increased 6.4% to $481,574, or $1.02 per diluted share, compared to $452,582, or $.96 per diluted share, during the first thirty-six weeks of fiscal 2002.

Net sales increased 9.00% to $28,275,854 during the first thirty-six weeks of fiscal 2003, from $25,942,296 during the first thirty-six weeks of fiscal 2002. Approximately 65% of the increase was due to an increase in comparable warehouse sales and approximately 35% of the increase in net sales was due to opening a net of 24 new warehouses (33 opened, 9 closed) since the end of the first thirty-six weeks of fiscal 2002. With the exception of gasoline, which accounted for a sales increase of approximately 70 basis points, changes in prices of merchandise did not materially contribute to sales increases.

Membership fees and other revenue increased 10.7% to 579,969, or 2.05% of net sales, in the first thirty-six weeks of fiscal 2003 from $523,856, or 2.02% of net sales, in the first thirty-six weeks of fiscal 2002. Increases in membership fee revenue reflect new membership sign-ups, both at the new warehouses opened since the end of the first thirty-six weeks of fiscal 2002 and at existing warehouse locations, and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remain consistent with the prior year, at 86%.

Gross margin (defined as net sales minus merchandise costs) increased 11.6% to $3,028,223, or 10.71% of net sales, in the first thirty-six weeks of fiscal 2003 from $2,712,618, or 10.46% of net sales, in the first thirty-six weeks of fiscal 2002. The increase in gross margin as a percentage of net sales reflects a 15 basis point improvement within the Company’s ancillary warehouse operations, with gasoline and pharmacy accounting for the majority of the increase. In addition, improvement from the Company’s international operations had a positive effect on margins of nine basis points, while increased penetration of the Executive Membership Two-Percent Reward Program had an eight basis point negative impact. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The first thirty-six weeks of fiscal 2003 included a $5,000 LIFO credit (reduction in merchandise costs), while the first thirty-six weeks of fiscal 2002 included a $7,500 LIFO provision (increase in merchandise costs), which resulted in a five basis point improvement in gross margins for the first thirty-six weeks of fiscal 2003 over the first thirty-six weeks of fiscal 2002.

Selling, general and administrative expenses as a percent of net sales increased to 9.83% during the first thirty-six weeks of fiscal 2003 from 9.38% during the first thirty-six weeks of fiscal 2002. The increase was primarily due to increases in payroll, healthcare and workers’ compensation costs at core warehouses open for more than one year, including a second quarter $26,000 charge to increase the workers’ compensation liability, reflecting an increase in workers’ compensation loss reserves in response to both recent adverse development of prior years’ loss costs and as a result of other developments indicating continuing trends of rising claims costs, predominately in the State of California. These expenses accounted for a 28 basis point increase year-over-year,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of which nine basis points related to this charge of $26,000. Higher expense ratios at new warehouses, where such expense ratios to sales are typically higher than at more mature warehouses, accounted for an eight basis point increase, and increases in the international operations expenses accounted for a seven basis point change year-over-year.

Preopening expenses totaled $31,115, or .11% of net sales, during the first thirty-six weeks of fiscal 2003 compared to $36,827, or .14% of net sales, during the first thirty-six weeks of fiscal 2002. Twenty-five warehouses (including five relocations) were opened in the first thirty-six weeks of fiscal 2003 compared to 27 warehouses (including three relocated warehouses) opened during last year’s first thirty-six weeks. A higher percentage of warehouses were constructed in new markets during fiscal 2002 than in fiscal 2003,where expenses incurred generally exceed those in existing markets.

The provision for impaired assets and closing costs was $15,500 in the first thirty-six weeks of fiscal 2003 compared to $16,050 in the first thirty-six weeks of fiscal 2002. The provision includes costs related to impairment of long-lived assets and future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property. The increase related to warehouse relocations was primarily due to the fact that during fiscal 2003 five warehouses were relocated as compared to the relocation of three warehouses in fiscal 2002. The prior years’ provision also included costs related to the reorganization and consolidation of the Canadian administrative operations totaling $8,550. The reorganization was completed by the end of the first quarter of fiscal 2002.

Interest expense totaled $25,186 in the first thirty-six weeks of fiscal 2003 compared to $21,080 in the first thirty-six weeks of fiscal 2002. Interest expense in fiscal 2003 primarily includes interest on the 3 1/2 % Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower than in fiscal 2002. The increase was also attributed to the Company’s issuance of $300,000 5 1/2 % Senior Notes in March 2002, which were simultaneously swapped to a floating interest rate, and to increased amounts borrowed on the Company’s bank credit facilities. This increase was partially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating, and to the fact that the Company had little interest related to borrowings under its commercial paper program in fiscal 2003.

Interest income and other totaled $25,796 in the first thirty-six weeks of fiscal 2003 compared to $24,527 in the first thirty-six weeks of fiscal 2002. The increase primarily reflects greater interest earned on higher cash and cash equivalents balances on hand throughout the first thirty-six weeks of fiscal 2003, as compared to the first thirty-six weeks of fiscal 2002, and was partially offset by a larger offset to earnings incurred for minority interest in earnings of foreign subsidiaries and reduced rental income on excess property year-over-year.

The effective income tax rate on earnings in the first thirty-six weeks of fiscal 2003 was 38.5%, compared to 40% in the first thirty-six weeks of fiscal 2002, of which the decrease is primarily attributable to lower statutory income tax rates for foreign operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $750,000 to $850,000 during fiscal 2003 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the third quarter of fiscal 2003 expenditures of approximately $608,000 had been incurred by the Company. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

Expansion plans for the United States and Canada during the remainder of fiscal 2003 are to open three new warehouse clubs.

Reorganization of Canadian Administrative Operations

During the first quarter of fiscal 2002 the Company expensed $8,550 (of the total $26,765) related to the reorganization and consolidation of the Canadian administrative operations and reported this charge as part of the provision for impaired assets and closing costs. These costs consisted primarily of employee severance, implementation and consolidation of support systems and employee relocation. The reorganization was completed by the end of the first quarter of fiscal 2002.

Bank Credit Facilities and Commercial Paper Programs (all dollar amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of ten banks, of which $200,000 expires on November 11, 2003, and $200,000 expires on November 15, 2005. At May 11, 2003, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total company indebtedness. At May 11, 2003, the Company was in compliance with all covenants.

In addition, a wholly-owned Canadian subsidiary has a $144,000 commercial paper program supported by a $43,000 bank credit facility with a Canadian bank, which expires in March 2004. At May 11, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $443,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $26,000 bank line of credit, which expires in November 2003. At May 11, 2003, $23,266 was outstanding under the line of credit.

The Company’s 80%-owned UK subsidiary has a $96,000 bank revolving credit facility and a $32,000 bank overdraft facility, both expiring in February 2007. At May 11, 2003, $69,002 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $365,000. The outstanding commitments under these facilities at May 11, 2003 totaled approximately $99,000, including approximately $38,000 in standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of May 11, 2003.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt (1)	$1,714,309	(2)	$47,714	$371,706	$352,971	$941,918
Capital lease obligations (1)	11,071		5,728	1,776	1,115	2,452
Operating leases	1,490,408		85,893	171,862	164,314	1,068,339

Total	$3,215,788		$139,335	$545,344	$518,400	$2,012,709

(1)	Amounts include contractual interest payments.

(2)	The amount includes the amount of interest accreted to maturity for the Company’s Zero Coupon 3 1/2% Convertible Subordinated Notes due August 2017, totaling $851,860. The balance sheet as of May 11, 2003 reflects the current balance outstanding of $519,157.

Financing Activities

In April 2003, the Company’s wholly-owned Japanese subsidiary issued unsecured promissory notes bearing interest at 0.92% in the aggregate amount of approximately $34,100, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

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

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at May 11, 2003 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of May 11, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $50,446, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Position and Cash Flows

Net cash provided by operating activities totaled $1,076,159 in the first thirty-six weeks of fiscal 2003 compared to $850,316 in the first thirty-six weeks of fiscal 2002. The increase of $225,843 is primarily a result of a decrease in the change in net inventories (inventories less accounts payable) of $84,876; an increase in the change in the aggregation of receivables, other current assets, deferred income and accrued and other current liabilities of $44,605; an increase in depreciation and amortization of $37,375; an increase in the change in deferred tax assets of $30,767 and an increase in net income year-over-year of $28,992.

Net cash used in investing activities totaled $596,547 in the first thirty-six weeks of fiscal 2003 compared to $764,705 in the first thirty-six weeks of fiscal 2002, a decrease of $168,158. The decrease in investing activities primarily relates to a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $153,216 between the first thirty-six weeks of fiscal 2003 and fiscal 2002.

Net cash used by financing activities totaled $21,770 in the first thirty-six weeks of fiscal 2003 compared to $153,928 provided by financing activities in the first thirty-six weeks of fiscal 2002. The decrease of $175,698 primarily resulted from a decrease in long-term borrowings of $240,866, a change in bank checks outstanding of $35,519, and a reduction in cash proceeds from the exercise of stock options of $34,060, offset by a decrease in repayments of short and long-term borrowings of $133,462.

The Company’s balance sheet as of May 11, 2003 reflects a $978,568 or an eight percent increase in total assets since September 1, 2002. The increase is primarily due to an increase in cash and cash equivalents of $483,954, net property and equipment of $378,711 and inventories of $123,952. The increase in merchandise inventories and net property and equipment is primarily due to the Company’s expansion program.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows and the additional disclosures required are included in Note (1) of the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows, and has been considered in formulating disclosures for the third quarter fiscal 2003 condensed consolidated financial statements.

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

In November 2002, the EITF reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows and is not expected to have a significant impact on an annual basis. However, the Company does expect the adoption of this consensus to impact interim quarterly financial information, commencing with the first quarter of fiscal 2004, as the application of the consensus will result in a change in the timing for the recognition of some vendor allowances. The financial impact of this quarterly reallocation is still under review.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference:

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K for the year ended September 3, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(10.7)	Revolving Credit Agreement between Costco Wholesale Canada LTD and Royal Bank of Canada, dated March 24, 2003

(15.1)	Letter of KPMG LLP regarding unaudited financial information

(99)	Report of Independent Public Accountants

(99.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(99.3)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed for the 12 weeks ended May 11, 2003. The Company filed an 8-K on May 28, 2003, subsequent to the quarter end, which contained its press release of the results of the third quarter and year-to-date results for fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION

(Registrant)

Date: June 23, 2003	/s/ James D. Sinegal
James D. Sinegal President, Chief Executive Officer

Date: June 23, 2003	/s/ Richard A. Galanti
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	May 11, 2003	September 1, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,289,472	$805,518
Receivables, net	421,972	474,861
Merchandise inventories	3,251,173	3,127,221
Other current assets	237,229	222,939

Total current assets	5,199,846	4,630,539

PROPERTY AND EQUIPMENT
Land	2,142,876	2,017,184
Buildings, leaseholds and land improvements	4,769,035	4,367,395
Equipment and fixtures	1,835,434	1,733,979
Construction in progress	139,169	198,744

	8,886,514	8,317,302
Less accumulated depreciation and amortization	(1,984,184)	(1,793,683)

Net property and equipment	6,902,330	6,523,619

OTHER ASSETS	496,655	466,105

	$12,598,831	$11,620,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term borrowings	$92,268	$103,774
Accounts payable	2,885,425	2,884,269
Accrued salaries and benefits	673,312	589,927
Accrued sales and other taxes	209,175	163,273
Deferred membership income	408,713	360,515
Other current liabilities	447,526	347,975

Total current liabilities	4,716,419	4,449,733
LONG-TERM DEBT	1,297,385	1,210,638
DEFERRED INCOME TAXES AND OTHER LIABILITIES	174,896	145,925

Total liabilities	6,188,700	5,806,296

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	124,187	119,730

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; and 456,748,000 and 455,325,000 shares issued and outstanding	2,284	2,277
Additional paid-in capital	1,254,656	1,220,954
Other accumulated comprehensive loss	(81,301)	(157,725)
Retained earnings	5,110,305	4,628,731

Total stockholders’ equity	6,285,944	5,694,237

	$12,598,831	$11,620,263

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 11, 2003	May 12, 2002	May 11, 2003	May 12, 2002
REVENUE
Net sales	$9,344,959	$8,436,807	$28,275,854	$25,942,296
Membership fees and other	198,112	179,940	579,969	523,856

Total revenue	9,543,071	8,616,747	28,855,823	26,466,152
OPERATING EXPENSES
Merchandise costs	8,358,323	7,583,251	25,247,631	23,229,678
Selling, general and administrative	923,309	806,617	2,779,139	2,432,740
Preopening expenses	5,853	6,077	31,115	36,827
Provision for impaired assets and closing costs	6,000	4,500	15,500	16,050

Operating income	249,586	216,302	782,438	750,857
OTHER INCOME (EXPENSE)
Interest expense	(8,715)	(8,643)	(25,186)	(21,080)
Interest income and other	9,179	9,624	25,796	24,527

INCOME BEFORE INCOME TAXES	250,050	217,283	783,048	754,304
Provision for income taxes	96,270	86,913	301,474	301,722

NET INCOME	$153,780	$130,370	$481,574	$452,582

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$.34	$.29	$1.06	$1.00

Diluted	$.33	$.28	$1.02	$.96

Shares used in calculation (000’s)
Basic	456,370	454,272	455,956	453,047
Diluted	479,183	480,256	478,889	479,250

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the 36 Weeks Ended
	May 11, 2003	May 12, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$481,574	$452,582
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity earnings in joint ventures	(16,739)	(17,484)
Depreciation and amortization	266,909	229,534
Accretion of discount on zero coupon notes	12,274	11,851
Net loss on sale of property and equipment and other	4,748	1,773
Provision for impaired assets	5,208	—
Stock-based compensation	4,443	—
Change in deferred income taxes	17,954	(12,813)
Tax benefit from exercise of stock options	8,351	22,917
Change in receivables, other current assets, deferred income, accrued and other current liabilities	331,492	286,887
Increase in merchandise inventories	(71,881)	(290,653)
Increase in accounts payable	31,826	165,722

Total adjustments	594,585	397,734

Net cash provided by operating activities	1,076,159	850,316

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(608,386)	(761,602)
Proceeds from the sale of property and equipment	32,694	17,858
Investment in unconsolidated joint venture	—	(1,000)
Decrease in short-term investments	—	4,893
Increase in other assets and other, net	(20,855)	(24,854)

Net cash used in investing activities	(596,547)	(764,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	59,134	300,000
Repayments of long-term debt	(7,707)	(15,431)
Changes in bank checks outstanding	(83,767)	(48,248)
Repayments of short-term borrowings, net	(14,591)	(140,329)
Proceeds from minority interests	4,246	2,961
Exercise of stock options	20,915	54,975

Net cash (used)/provided by financing activities	(21,770)	153,928

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,112	(1,010)

Net increase in cash and cash equivalents	483,954	238,529
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	805,518	602,585

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,289,472	$841,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$13,906	$5,866
Income taxes	$181,859	$189,112

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 11, 2003, Costco operated 414 warehouse clubs: 305 in the United States; 61 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 21 warehouses in Mexico with a joint venture partner.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $1,289,472 at May 11, 2003 and $805,518 at September 1, 2002, credit and debit card receivables were $361,519 and $351,788, respectively.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $1,733 at May 11, 2003 and $2,224 at September 1, 2002. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company’s management makes an assessment each quarter on the estimated annual impact of inflation and adjusts the LIFO provision accordingly on a quarterly basis. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $4,850 at May 11, 2003 and higher by $150 at September 1, 2002.

The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company’s fiscal year.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over twenty-five to thirty-five years; equipment and fixtures are depreciated over three to ten years; and leasehold improvements are amortized over the initial term of the lease.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a $379 and $5,208 pre-tax, non-cash charge in the third quarter and for the first thirty-six weeks of fiscal 2003, respectively, reflecting its estimate of impairment relating to scheduled warehouse closings. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows. There was no impairment charge in the third quarter or in the first thirty-six weeks of fiscal 2002.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $46,556 at May 11, 2003 and $43,920 at September 1, 2002. On September 3, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at May 11, 2003 and at September 1, 2002 are $165,384 and $235,458 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

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

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of May 11, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $50,446, which is recorded in other assets. These swaps were entered into effective November 13, 2001 and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt and result in no net earnings impact.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns was $4,037 and $3,507 at May 11, 2003 and September 1, 2002, respectively.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year life of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the 12 weeks and 36 weeks ended May 11, 2003 and May 12, 2002, and the related liability as of those dates were as follows:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2003	May 12, 2002	May 11, 2003	May 12, 2002
Two-percent reward sales reduction	$37,271	$29,623	$110,880	$82,595
Two-percent unredeemed reward liability	$108,346	$83,881	$108,346	$83,881

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to our depot operations, including freight from depots to selling warehouses. Merchandise costs also include salaries, benefits, depreciation on production equipment, and other related expenses incurred in certain fresh foods and ancillary departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees, other than fresh foods and certain ancillary businesses, as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include utilities, bank charges and substantially all building and equipment depreciation, as well as other operating costs incurred to support warehouse operations.

Leases

The Company leases land and/or warehouse buildings at over 80 warehouses at May 11, 2003 and certain other office and distribution facilities. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts of sales volumes. The Company accounts for its leases with step-rent provisions on a straight-line basis over the original term of the lease.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standard No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2003	May 12, 2002	May 11, 2003	May 12, 2002
Net income, as reported	$153,780	$130,370	$481,574	$452,582
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,489	—	2,732	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,488)	(17,344)	(51,208)	(51,299)

Pro-forma net income	$139,781	$113,026	$433,098	$401,283

Earnings per share:
Basic – as reported	$.34	$.29	$1.06	$1.00

Basic – pro-forma	$.31	$.25	$.95	$.90

Diluted – as reported	$.33	$.28	$1.02	$.96

Diluted – pro-forma	$.30	$.24	$.92	$.86

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

Closing Costs

Warehouse closing costs incurred relate to the Company’s efforts to relocate certain warehouses to larger and better-located facilities. As of May 11, 2003, the Company’s reserve for warehouse closing costs was $9,471, which relates almost entirely to lease obligations. This compares to a reserve for warehouse closing costs of $11,845 at September 1, 2002, of which $10,395 related to lease obligations.

Interest Income and Other

Interest income and other includes:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2003	May 12, 2002	May 11, 2003	May 12, 2002
Interest income	$3,854	$2,329	$11,894	$7,842
Minority interest/earnings of affiliates and other	5,325	7,295	13,902	16,685

Total	$9,179	$9,624	$25,796	$24,527

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

	12 Weeks Ended		36 Weeks Ended
	May 11, 2003	May 12, 2002	May 11, 2003	May 12, 2002
Net income available to common stockholders used in basic EPS	$153,780	$130,370	$481,574	$452,582
Interest on convertible bonds, net of tax	2,571	2,423	7,545	7,111

Net income available to common stockholders after assumed conversions of dilutive securities	$156,351	$132,793	$489,119	$459,693

Weighted average number of common shares used in basic EPS (000’s)	456,370	454,272	455,956	453,047
Stock options (000’s)	3,468	6,639	3,588	6,858
Conversion of convertible bonds (000’s)	19,345	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	479,183	480,256	478,889	479,250

The diluted share base calculation for the fiscal quarters ended May 11, 2003 and May 12, 2002 excludes 34,034,558 and 6,893,720 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended May 11, 2003 and May 12, 2002, excludes 31,386,133 and 6,950,007 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect as a result of their exercise prices being greater than the average market price of the common shares during those fiscal periods.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows in the first half of fiscal 2003 and the additional disclosures required are included in Note (1) of these condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This standard established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows and has been considered in formulating disclosures for the third quarter fiscal 2003 condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

In November 2002, the EITF reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows and is not expected to have a significant impact on an annual basis. However, the Company does expect the adoption of this consensus to impact interim quarterly financial information, commencing with the first quarter of fiscal 2004, as the application of the consensus will result in a change in the timing for the recognition of some vendor allowances. The financial impact of this quarterly reallocation is still under review.

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

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Note (2)—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $217,444 and $150,867 for the third quarters of fiscal 2003 and 2002, respectively, and $557,998 and $447,306 for the first thirty-six weeks of fiscal 2003 and 2002, respectively. Foreign currency translation adjustments are the predominant components applied to net income to calculate the Company’s comprehensive income.

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

In the third quarter of fiscal 2003 and for the first thirty-six weeks of fiscal 2003, the Company recognized stock compensation costs of $4,048 and $4,443, respectively, versus no stock compensation costs in the third quarter and first thirty six-weeks of fiscal 2002. The effects of applying SFAS No. 123 is substantially lower than the effects on net income and earnings per share expected in future periods because this is the initial year of

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (3)—Stock-based Compensation (Continued)

adoption. Shares granted in the first thirty-six weeks of fiscal 2003 totaled 8,476,300 shares, with the majority of these shares being granted in the middle of the third quarter.

Total stock compensation costs that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $26,810 and $83,266 (pre-tax) in the third quarter and first thirty-six weeks of fiscal 2003, respectively, and $28,907 and $85,498 (pre-tax) in the third quarter and first thirty-six weeks of fiscal 2002, respectively.

Note (4)—Debt

Bank Lines of Credit and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $400,000 bank credit facility with a group of 10 banks, of which $200,000 expires on November 11, 2003 and $200,000 expires on November 15, 2005. At May 11, 2003, no amounts were outstanding under the commercial paper program or the loan facility. Covenants related to the credit facility place limitations on total company indebtedness. At May 11, 2003, the Company was in compliance with all covenants.

In addition, a wholly owned Canadian subsidiary has a $144,000 commercial paper program supported by a $43,000 bank credit facility with a Canadian bank, which expires in March, 2004. At May 11, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $443,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $26,000 bank line of credit, which expires in November 2003. At May 11, 2003, $23,266 was outstanding under the line of credit.

The Company’s 80%-owned UK subsidiary has a $96,000 bank revolving credit facility and a $32,000 bank overdraft facility, both expiring in February 2007. At May 11, 2003, $69,002 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $365,000. The outstanding commitments under these facilities at May 11, 2003 totaled approximately $99,000, including approximately $38,000 in standby letters of credit.

Long-Term Debt

In April 2003, the Company’s wholly-owned Japanese subsidiary issued unsecured promissory notes bearing interest at 0.92% in the aggregate amount of approximately $34,100, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Thirty-Six Weeks Ended May 11, 2003
Total revenue	$23,904,503	$3,462,858	$1,488,462	$28,855,823
Operating income	630,749	132,271	19,418	782,438
Depreciation and amortization	220,973	22,377	23,559	266,909
Capital expenditures	522,115	51,983	34,288	608,386
Long lived assets	5,649,165	608,653	644,512	6,902,330
Total assets	9,940,958	1,515,682	1,142,191	12,598,831
Net assets	4,943,337	742,239	600,368	6,285,944
Thirty-Six Weeks Ended May 12, 2002
Total revenue	$22,071,013	$3,225,476	$1,169,663	$26,466,152
Operating income (loss)	614,570	124,513	11,774	750,857
Depreciation and amortization	188,764	22,931	17,839	229,534
Capital expenditures	640,098	20,581	100,923	761,602
Long lived assets	5,273,900	509,932	555,369	6,339,201
Total assets	9,004,320	1,229,547	913,650	11,147,517
Net assets	4,263,001	589,188	555,949	5,408,138
Year Ended September 1, 2002
Total revenue	$32,310,812	$4,750,173	$1,701,514	$38,762,499
Operating income	929,027	187,464	15,044	1,131,535
Depreciation and amortization	281,812	33,477	26,492	341,781
Capital expenditures	868,069	35,098	135,438	1,038,605
Long lived assets	5,387,772	514,854	620,993	6,523,619
Total assets	9,418,500	1,198,992	1,002,771	11,620,263
Net assets	4,485,487	617,731	591,019	5,694,237

The accounting policies of the segments are predominantly the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

Exhibit 99

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders:

We have reviewed the accompanying condensed consolidated balance sheet of Costco Wholesale Corporation and subsidiaries as of May 11, 2003, the related condensed consolidated statements of income for the twelve-week and thirty-six week periods ended May 11, 2003 and May 12, 2002 and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 11, 2003 and May 12, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Seattle, Washington

May 27, 2003

Exhibit 99.1

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES D. SINEGAL	Date: June 23, 2003

James D. Sinegal

President, Chief Executive Officer

Exhibit 99.2

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD A. GALANTI	Date: June 23, 2003
Richard A. Galanti Executive Vice President, Chief Financial Officer