Form 10-K
period 2003-08-31
COSTCO WHOLESALE CORP /NEW
filed 2003-11-21
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 16, 2003 was $12,969,669,226.

The number of shares outstanding of the registrant’s common stock as of November 1, 2003 was 457,753,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2004 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

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

Costco’s typical warehouse format averages approximately 139,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, in the handling of merchandise and in the control of inventory. Because shoppers are attracted principally by the availability of low prices on brand name and selected private label goods, Costco’s warehouses need not be located on prime commercial real estate sites or have elaborate facilities.

By strictly controlling the entrances and exits of its warehouses and using a membership format, Costco has been able to limit inventory losses to approximately two-tenths of one percent of net sales—well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal and bank information from business members is verified prior to establishing a check purchase limit. Members are identified and prevented from cashing checks at the point of sale when they have presented dishonored checks to Costco.

Item 1—Business (Continued)

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and annual direct mail marketing programs to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco’s marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups and ongoing direct solicitations to prospective wholesale members.

Costco’s warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional discount grocery retailers and supermarkets, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Most items are not individually price-marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide merchandise pre-marked with the item numbers and bar codes and many provide special, larger package sizes.

Costco’s merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items that members may request but that cannot be purchased at prices low enough to pass along meaningful cost savings are often not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors. Therefore, the Company carries an average of only 3,700 to 4,500 active stockkeeping units (“SKU’s”) per warehouse in its core warehouse business, as opposed to discount retailers and supermarkets that normally stock 40,000 to 60,000 SKU’s or more. These practices are consistent with Costco’s membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. Costco’s policy is generally to accept returns of merchandise within a reasonable time after purchase.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 2003, 2002 and 2001:

	2003	2002	2001
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks and cleaning and institutional supplies)	30%	31%	31%
Food (including dry and fresh foods and institutionally packaged foods)	30%	30%	30%
Hardlines (including major appliances, video and audio tape, electronics, hardware, office supplies, furniture and automotive supplies)	16%	16%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media and small appliances)	14%	14%	14%
Other (including pharmacy, optical, one-hour photo, print shop, food court, hearing aid and gas stations)	10%	9%	9%

	100%	100%	100%

Item 1—Business (Continued)

Costco has direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained by Costco from any one of these or any other single supplier. Costco has not experienced any difficulty in obtaining sufficient quantities of merchandise, and believes that if one or more of its current sources of supply became unavailable, it would be able to obtain alternative sources without experiencing a substantial disruption of its business. Costco may also purchase selected private label merchandise of the same product, as long as quality and customer demand are comparable and the savings to its members are greater.

Costco reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco’s operations, except an increased level of sales and earnings during the Christmas holiday season. Fiscal years 2003, 2002 and 2001 all consisted of 52 weeks.

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

Individual memberships are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, other organizations and to other persons. Individual members generally pay an annual membership fee of $45, which includes a spouse card.

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

As of August 31, 2003, Costco had approximately 4.6 million primary Business memberships and approximately 15.0 million Gold Star memberships. Members can utilize their memberships at any Costco warehouse location.

Labor

As of August 31, 2003, Costco had approximately 103,000 employees, with about forty percent of those being employed part-time. Approximately 13,000 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. Costco considers its employee relations to be good.

Competition

The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling

Item 1—Business (Continued)

comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded further into various food merchandising formats. Target has also emerged as a significant retail competitor. Approximately 1,050 warehouse club locations exist across the U.S. and Canada, including the 370 warehouses operated by the Company in North America; and every major metropolitan area has one, if not several, club operations. Low-cost operators selling a single category or narrow range of merchandise, such as Home Depot, Office Depot, PetSmart, Toys-R-Us, Circuit City and Barnes & Noble, have significant market share in their respective categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates predominately in California, Washington, Oregon, Florida and Arizona, are capturing an increasingly greater share of the institutional food business from wholesale operators and others.

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

Item 2—Properties

Warehouse Properties

At August 31, 2003, Costco operated 397 warehouse clubs: 309 in the United States (in 36 states and Puerto Rico); 61 in Canada (in 9 Canadian provinces); 15 in the United Kingdom (12 in England; 3 in Scotland); five in Korea; three in Taiwan; and four in Japan. The following is a summary of owned and leased warehouses by region:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building	Total
UNITED STATES	243	66	309
CANADA	54	7	61
UNITED KINGDOM	13	2	15
KOREA	2	3	5
TAIWAN	—	3	3
JAPAN	—	4	4

Total	312	85	397

The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 2003:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
1999 and prior	221	58	13	292	292
2000	16	1	4	21	313
2001	27	1	4	32	345
2002	26	—	3	29	374
2003	19	1	3	23	397
2004 (through 12/31/03)	9	1	—	10	407

Total	318	62	27	407

As of August 31, 2003, the Company operated (through a 50%-owned joint venture) 21 warehouses in Mexico. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for using the equity method and therefore its operations are not consolidated in the Company’s financial statements.

The Company’s headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses, and operates various processing, packaging, and other facilities to support ancillary and other businesses.

Item 3—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC 792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC 296369. Presently, claims are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. In neither case has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions. The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting is scheduled for 10:00 a.m. on January 29, 2004, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in the Company’s proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

Costco Common Stock is quoted on The Nasdaq Stock Market’s National Market under the symbol “COST.”

The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 2001 through November 1, 2003. The quotations are as reported in published financial sources.

	Costco Common Stock
	High	Low
Calendar Quarters—2001
First Quarter	$46.250	$36.500
Second Quarter	43.620	34.063
Third Quarter	44.500	31.220
Fourth Quarter	45.190	33.540
Calendar Quarters—2002
First Quarter	46.320	38.920
Second Quarter	43.000	37.590
Third Quarter	39.300	31.850
Fourth Quarter	36.210	27.240
Calendar Quarters—2003
First Quarter	31.230	28.080
Second Quarter	37.430	30.410
Third Quarter	37.150	28.890
Fourth Quarter (through November 1, 2003)	35.450	31.940

On November 1, 2003 the Company had 7,805 stockholders of record.

DIVIDEND POLICY

Costco has never paid regular dividends and presently has no plans to declare a cash dividend. Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to 50% of its consolidated net income for that fiscal year.

Item 6—Selected Financial Data

SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended August 31, 2003, giving effect to the merger of Costco Wholesale Corporation and The Price Company using the pooling-of-interests method of accounting and treating the non-club real estate segment as a discontinued operation prior to its spin-off in 1994. This selected financial and operating data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements of Costco for fiscal 2003.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands, except per share data)

	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999		52 Weeks Ended August 30, 1998	52 Weeks Ended August 31, 1997		52 Weeks Ended September 1, 1996	53 Weeks Ended September 3, 1995	52 Weeks Ended August 28, 1994
OPERATING DATA
Revenue
Net sales	$41,692,699	$37,993,093	$34,137,021	$31,620,723	$26,976,453		$23,830,380	$21,484,118		$19,213,866	$17,905,926	$16,160,911
Membership fees and other	852,853	769,406	660,016	543,573	479,578		439,497	390,286		352,590	341,360	319,732

Total revenue	42,545,552	38,762,499	34,797,037	32,164,296	27,456,031		24,269,877	21,874,404		19,566,456	18,247,286	16,480,643
Operating expenses
Merchandise costs	37,235,383	33,983,121	30,598,140	28,322,170	24,170,199		21,379,691	19,314,485		17,345,315	16,225,848	14,662,891
Selling, general & administrative	4,097,398	3,575,536	3,129,059	2,755,355	2,338,198		2,069,900	1,876,759		1,691,187	1,555,588	1,425,549
Preopening expenses	36,643	51,257	59,571	42,321	31,007		27,010	27,448		29,231	25,018	24,564
Provision for impaired assets and closing costs	19,500	21,050	18,000	7,000	56,500		6,000	75,000	(a)	10,000	7,500	7,500

Operating income	1,156,628	1,131,535	992,267	1,037,450	860,127		787,276	580,712		490,723	433,332	360,139
Other income (expense)
Interest expense	(36,920)	(29,096)	(32,024)	(39,281)	(45,527)		(47,535)	(76,281)		(78,078)	(67,911)	(50,472)
Interest income and other	38,525	35,745	43,238	54,226	44,266		26,662	15,898		10,832	2,783	13,888
Provision for merger and restructuring expenses	—	—	—	—	—		—	—		—	—	(120,000)

Income from continuing operations before income taxes and cumulative effect of accounting change	1,158,233	1,138,184	1,003,481	1,052,395	858,866		766,403	520,329		423,477	368,204	203,555
Provision for income taxes	437,233	438,201	401,392	420,958	343,545		306,561	208,132		174,684	150,963	92,657

Income from continuing operations before cumulative effect of accounting change	721,000	699,983	602,089	631,437	515,321		459,842	312,197		248,793	217,241	110,898
Cumulative effect of accounting change, net of tax	—	—	—	—	(118,023	)(b)	—	—		—	—	—

Income from continuing operations	721,000	699,983	602,089	631,437	397,298		459,842	312,197		248,793	217,241	110,898
Discontinued operations:
Loss, net of tax	—	—	—	—	—		—	—		—	—	(40,766)
Loss on disposal	—	—	—	—	—		—	—		—	(83,363)	(182,500)

Net income (loss)	$721,000	$699,983	$602,089	$631,437	$397,298		$459,842	$312,197		$248,793	$133,878	$(112,368)

Per Share Data—Diluted
Income from continuing operations before cumulative effect of accounting change	$1.53	$1.48	$1.29	$1.35	$1.11		$1.01	$0.73		$0.61	$0.53	$0.25
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.25)		—	—		—	—	—

Income from continuing operations	1.53	1.48	1.29	1.35	0.86		1.01	0.73		0.61	0.53	0.25
Discontinued Operations:
Loss, net of tax	—	—	—	—	—		—	—		—	—	(0.09)
Loss on disposal	—	—	—	—	—		—	—		—	(0.19)	(0.42)

Net income (loss)	$1.53	$1.48	$1.29	$1.35	$0.86		$1.01	$0.73		$0.61	$0.34	$(0.26)

Shares used in calculation	479,326	479,262	475,827	475,737	471,120		463,371	449,336		435,781	447,219	438,664

(a)	Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.09 per diluted share) provision for asset impairment.
(b)	Represents a one-time non-cash charge reflecting the cumulative effect of the Company’s change in accounting for membership fees from a cash to a deferred method.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands, except warehouse data)

	August 31, 2003	September 1, 2002	September 2, 2001	September 3, 2000	August 29, 1999	August 30, 1998		August 31, 1997	September 1, 1996	September 3, 1995	August 28, 1994
BALANCE SHEET DATA
Working capital (deficit)	$700,431	$180,806	$(229,732)	$65,759	$449,680	$431,288		$145,903	$56,710	$9,381	$(113,009)
Property and equipment, net	6,960,008	6,523,619	5,826,585	4,834,116	3,906,888	3,395,372		3,154,634	2,888,310	2,535,593	2,146,396
Total assets	13,191,688	11,620,263	10,089,786	8,633,940	7,505,001	6,259,820		5,476,314	4,911,861	4,437,419	4,235,659
Short-term borrowings	47,421	103,774	194,552	9,500	—	—		25,460	59,928	75,725	149,340
Long-term debt	1,289,649	1,210,638	859,393	790,053	918,888	930,035		917,001	1,229,221	1,094,615	795,492
Stockholders’ equity	$6,554,980	$5,694,237	$4,882,940	$4,240,280	$3,532,110	$2,965,886		$2,468,116	$1,777,798	$1,530,744	$1,684,960
WAREHOUSES IN OPERATION(d)
Beginning of year	374	345	313	292	278	261		252	240	221	200
Opened(a)	29	35	39	25	21	18	(c)	17	20	24	29
Closed(b)	(6)	(6)	(7)	(4)	(7)	(1)		(8)	(8)	(5)	(8)

End of Year	397	374	345	313	292	278		261	252	240	221

(a)	Includes relocations, as well as new warehouse openings.
(b)	Includes relocations, as well as outright closings.
(c)	Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.
(d)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), consumer and small business debt levels and spending patterns, and other risks identified from time to time in the Company’s public statements and reports filed with the Securities and Exchange Commission.

Comparison of Fiscal 2003 (52 weeks) and Fiscal 2002 (52 weeks):

    (dollars in thousands, except earnings per share)

Net income for fiscal 2003 increased 3% to $721,000, or $1.53 per diluted share, from $699,983, or $1.48 per diluted share during fiscal year 2002.

Net sales increased 10% to $41,692,699 in fiscal 2003 from $37,993,093 in fiscal 2002. Approximately 55% of the increase was due to an increase in comparable warehouse sales, that is sales in warehouses open for at least a year, and approximately 45% of the increase was due to opening a net of 23 new warehouses (29 opened, 6 closed) during fiscal 2003 and a net of 29 new warehouses (35 opened, 6 closed) during fiscal 2002, a portion of which is not included in comparable warehouse sales. With the exception of gasoline, which accounted for a comparable sales increase of approximately 70 basis points, changes in prices of merchandise did not materially contribute to sales increases. In addition, due to the weaker US dollar, translation of foreign sales into US dollars contributed to the increase in sales, accounting for a comparable sales increase of approximately one percent year-over-year. Comparable sales increased at a 5% annual rate in fiscal 2003 compared to a 6% annual rate during fiscal 2002.

Membership fees and other revenue increased 11% to $852,853, or 2.05% of net sales, in fiscal 2003 from $769,406, or 2.03% of net sales, in fiscal 2002. This increase was primarily due to additional membership sign-ups at the 23 new warehouses opened in fiscal 2003, and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remained consistent with the prior year, currently at 86%.

Gross margin (defined as net sales minus merchandise costs) increased 11% to $4,457,316, or 10.69% of net sales, in fiscal 2003 from $4,009,972, or 10.55% of net sales, in fiscal 2002. The increase in gross margin as a percentage of net sales reflects merchandise gross margin improvement within the Company’s ancillary warehouse businesses and international operations accounting for increases of 15 and 8 basis points, respectively. Additionally, increased rewards related to the Executive Membership Two-Percent Reward Program reduced gross margin by 7 basis points. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The effect of the LIFO adjustment for fiscal 2003 was to increase gross margin by $19,650, compared to a gross margin increase of $13,500 in fiscal 2002. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $19,500 at August 31, 2003 and higher by $150 at September 1, 2002.

Selling, general and administrative expenses as a percent of net sales increased to 9.83% during fiscal 2003 from 9.41% during fiscal 2002. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to increases in healthcare, workers’ compensation (primarily in the state of California) and salary costs within the Company’s domestic operations. International expenses also increased, accounting for approximately 7 basis points of the 42 basis points year-over-year increase.

Preopening expenses totaled $36,643, or 0.09% of net sales, during fiscal 2003 and $51,257, or 0.13% of net sales, during fiscal 2002. During fiscal 2003, the Company opened 29 new warehouses (including 5 relocations) compared to 35 new warehouses (including 6 relocations) during fiscal 2002. Pre-opening expenses also include

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

costs related to remodels and expanded ancillary operations at existing warehouses, as well as expanded international operations.

The provision for impaired assets and closing costs was $19,500 in fiscal 2003 compared to $21,050 in fiscal 2002. The provision includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property. The provision for fiscal 2003 included charges of $11,836 for warehouse closing expenses, $4,697 for impairment of long-lived assets and $2,967 for net losses on the sale of real property. The fiscal 2002 provision included charges of $13,683 for warehouse closing expenses and $7,765 for Canadian administrative reorganization, which were offset by $398 of net gains on the sale of real property. At August 31, 2003 the reserve for warehouse closing costs was $8,609, of which $7,833 related to lease obligations. This compares to a reserve for warehouse closing costs of $11,845 at September 1, 2002, of which $10,395 related to lease obligations.

Interest expense totaled $36,920 in fiscal 2003, and $29,096 in fiscal 2002. Interest expense in fiscal 2003 includes interest on the 3 1/2% Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower than in fiscal 2002. The increase was also attributed to the Company’s issuance of $300,000 5 1/2% Senior Notes in March 2002, which were simultaneously swapped to a floating interest rate. This increase was partially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating, and to the fact that the Company had little interest expense related to borrowings under its commercial paper program in fiscal 2003.

Interest income and other totaled $38,525 in fiscal 2003, compared to $35,745 in fiscal 2002. The increase primarily reflects greater interest earned on higher cash and cash equivalents balances on hand throughout fiscal 2003, as compared to fiscal 2002, which was partially offset by an increase in the expense to record the minority interest in earnings of foreign subsidiaries.

The effective income tax rate on earnings was 37.75% in fiscal 2003 and 38.50% in fiscal 2002. The decrease in the effective income tax rate, year-over-year, is primarily attributable to lower statutory income tax rates for foreign operations.

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

Membership fees and other revenue increased 17% to $769,406, or 2.03% of net sales, in fiscal 2002 from $660,016, or 1.93% of net sales, in fiscal 2001. This increase was primarily due to the increase in membership fees across all member categories – beginning with renewals on October 1, 2000, averaging approximately five dollars per member; additional membership sign-ups at the 29 new warehouses opened in fiscal 2002; and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remained consistent with the prior year, currently at 86%.

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

The provision for impaired assets and closing costs was $21,050 in fiscal 2002 compared to $18,000 in fiscal 2001. The fiscal 2002 provision included charges of $7,765 for the Canadian administrative reorganization (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” —Liquidity and Capital Resources) and $13,683 for warehouse closing expenses which were offset by net gains on the sale of real property totaling $398. The fiscal 2001 provision included charges of $19,000 for the Canadian administrative reorganization, $15,231 for the impairment of long-lived assets and $2,412 for warehouse closing expense, which were offset by $18,643 of gains on the sale of real property. At September 1, 2002, the reserve for warehouse closing costs was $11,845, of which $10,395 related to future lease obligations. This compares to a reserve for warehouse closing costs of $15,434 at September 1, 2001, of which $6,538 related to future lease obligations. The increase in future lease obligations is attributable to leased warehouses constituting a larger percentage of the closed locations. (See Part II, “Item 8—Financial Statements”—Notes to Consolidated Financial Statements—Note 1).

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

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $900,000 to $1,000,000 during fiscal 2004 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $75,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under the Company’s commercial paper program and other financing sources as required.

Expansion plans for the United States and Canada during fiscal 2004 are to open approximately 25 new warehouse clubs, including two relocations to larger and better-located warehouses. The Company expects to continue its review of expansion plans in its international operations in existing markets including the United Kingdom and in Asia along with other international markets. Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. As of August 31, 2003, Costco Mexico operated 21 warehouses in Mexico and planned to open two new warehouse clubs during fiscal 2004.

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

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004 and $150,000 expires on November 15, 2005. At August 31, 2003, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility.

A wholly owned Canadian subsidiary has a $144,000 commercial paper program supported by a $43,000 bank credit facility with a Canadian bank, which expires in March 2004. At August 31, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $343,000 combined amounts of the supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term ¥3 billion ($25,782) bank line of credit, which expires in November 2004. At August 31, 2003, no amounts were outstanding under the line of credit.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The Company’s UK subsidiary has a £60 million ($94,842) bank revolving credit facility and a £20 million ($31,614) bank overdraft facility, both expiring in February 2007. At August 31, 2003, $47,421 was outstanding under the revolving credit facility with an applicable interest rate of 4.413% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling approximately $369,000. The outstanding commitments under these facilities at August 31, 2003 totaled approximately $125,000, including approximately $44,000 in standby letters of credit.

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of August 31, 2003.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)	$1,702,618	(2)	$44,368	$361,542	$379,528	$917,180	(2)
Capital lease obligations	12,116		6,427	2,250	1,115	2,324
Operating leases	1,405,262	(3)	85,862	173,996	162,101	983,303

Total	$3,119,996		$136,657	$537,788	$542,744	$1,902,807

(1)	Amounts include contractual interest payments.

(2)	The amount includes interest accreted to maturity for the Company’s Zero Coupon 3 1/2% Convertible Subordinated Notes due August 2017, totaling $851,860. The consolidated balance sheet as of August 31, 2003 reflects the current balance outstanding of $524,735.

(3)	Operating lease obligations have been reduced by $142,975 to reflect sub-lease income.

Financing Activities

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of approximately $34,376, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of approximately $25,782, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually. Simultaneous with the issuance of the Senior Notes, the Company entered into interest rate swap agreements converting the interest from fixed to floating.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, additional debt securities of $100,000 were registered, bringing the total amount of debt registered under the shelf registration to $600,000. The $300,000 of 5 1/2% Senior Notes issued in March 2002 reduced the amount of registered securities available for future issuance to $300,000.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at August 31, 2003 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of August 31, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $34,204, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

Working capital totaled $700,431 at August 31, 2003, compared to $180,806 at September 1, 2002. The increase of $519,625 was primarily due to an increase in cash and cash equivalents of $739,921, an increase in receivables of $81,229 and a reduction in short-term borrowing of $56,353, which was offset by increases in accrued salaries and benefits and in other current liabilities of $144,334 and $141,381, respectively, and a decrease in net inventory levels (inventories less accounts payable) of $34,844.

Net cash provided by operating activities totaled $1,507,208 in fiscal 2003, compared to $1,018,243 in fiscal 2002. The increase of $488,965 is primarily a result of a decrease in the change in net inventories (inventories less accounts payable) of $256,288; an increase in the change in the aggregation of receivables, other current assets, deferred income and accrued and other current liabilities of $102,284, an increase in the change in deferred income taxes of $56,514 and an increase in depreciation and amortization of $49,521 between fiscal 2003 and fiscal 2002.

Net cash used in investing activities totaled $790,588 in fiscal 2003, compared to $1,033,815 in fiscal 2002, a decrease of $243,227. This decrease is primarily a result of a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $227,940 and an increase in the proceeds received from the sale of property and equipment between fiscal 2003 and fiscal 2002 of $18,980.

Net cash used in financing activities totaled $1,428 in fiscal 2003 compared to cash provided by financing activities of $217,828 in fiscal 2002, a decrease of $219,256. The decrease in cash provided by financing activities primarily resulted from a decrease in net proceeds from the issuance of long-term debt of $240,576 and a reduction in proceeds from the exercise of stock options of $32,104 offset by a decrease in repayments of short-term borrowings of $41,031 between fiscal 2003 and fiscal 2002.

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company can repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but non-issued shares and would be used for general corporate purposes, including stock option grants under stock option programs. To date, no shares have been repurchased under this program.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Additional Equity Investments in Subsidiary Subsequent to Year-End

Subsequent to the Company’s fiscal year end, the Company, on October 3, 2003 acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of approximately $95,000, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory.

The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters.

Inventory cost, where appropriate, is reduced by estimates of vendor rebates earned when those rebates are deemed to be probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic and rational approach.

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

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 was effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 was effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, other than to impact the timing of charges related to future warehouse relocations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. Effective September 3, 2002 the Company adopted the fair value based method of accounting for stock-based compensation. See Note (1) and Note (5) of the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation established financial statement disclosure requirements for companies that enter into or modify certain types of guarantees subsequent to December 31, 2002. Beginning in calendar 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The adoption of this interpretation did not have a material impact on the Company’s results of operations, consolidated financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

of this interpretation did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002, and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in fiscal 2003. However, the Company does expect the adoption of this consensus to impact interim quarterly financial information, commencing with the first quarter of fiscal 2004, as the application of the consensus will result in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002.

Item 7A—Quantitative and Qualitative Disclosure of Market Risk

The Company is exposed to financial market risk resulting from changes in interest and currency rates. As a policy, the Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of the Company’s long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of August 31, 2003, the Company’s fixed rate long-term debt includes its $851,860 principal amount at maturity Zero Coupon Subordinated Notes and additional notes and capital lease obligations totaling $137,761. The Company’s debt also includes $300,000 7 1/8% Senior Notes and $300,000 5 1/2% Senior Notes. The Company has entered into “fixed-to-floating” interest rate swaps on the Senior Notes, effectively converting these fixed interest rate securities to variable rate securities. Fluctuations in interest rates may affect the fair value of the fixed rate debt and may affect the interest expense related to the variable rate debt.

The Company holds interest-bearing instruments that are classified as cash and cash equivalents. As these investments are of a short-term nature, if interest rates were to increase or decrease immediately, there is no material risk of a valuation adjustment related to these instruments. In addition, changes in interest rates would not likely have a material impact on interest income.

Most foreign currency transactions have been conducted in local currencies, limiting the Company’s exposure to changes in currency rates. The Company periodically enters into forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The fair value of foreign exchange contracts outstanding at August 31, 2003 was not material to the Company’s results of operations or its financial position.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 13, 2002, the Audit Committee of Costco Wholesale Corporation’s Board of Directors engaged KPMG LLP as the Company’s independent auditors for 2002. The information required by this item is incorporated herein by reference to Costco’s Form 8-K filed on May 17, 2002 and the related Form 8-K/A filed on May 30, 2002.

Item 9A—Controls and Procedures

We carried out an evaluation as of August 31, 2003, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While management believes that the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and  procedures.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco’s Proxy Statement for its Annual Meeting of Stockholders to be held on January 29, 2004 (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Age	Position With Company
James D. Sinegal	67	President and Chief Executive Officer
Jeffrey H. Brotman	61	Chairman of the Board
Richard D. DiCerchio	60	Sr. Executive Vice President, Chief Operating Officer, Merchandising, Distribution and Construction
Richard A. Galanti	47	Executive Vice President and Chief Financial Officer
W. Craig Jelinek	51	Executive Vice President, Chief Operating Officer, Northern Division
Franz E. Lazarus	56	Executive Vice President, Chief Operating Officer, International Operations, Manufacturing and Ancillary Businesses
Paul G. Moulton	52	Executive Vice President, Real Estate Development
Joseph P. Portera	50	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions
Dennis R. Zook	54	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions

James D. Sinegal has been President and Chief Executive Officer of the Company since October 1993. From its inception until 1993, he was President and Chief Operating Officer of the Company and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal was a co-founder of the Company and has been a director since its inception.

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

Franz E. Lazarus was named Executive Vice President, Chief Operating Officer—International Operations in September 1995 and assumed the additional responsibilities over Manufacturing and Ancillary Businesses in August 2000. From August 1994 to September 1995, Mr. Lazarus served as Executive Vice President, Chief

Item 10—Directors and Executive Officers of the Registrant (Continued)

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

Joseph P. Portera has been Executive Vice President, Chief Operating Officer—Eastern Division of the Company since August 1994 and assumed the additional responsibilities of Chief Operating Officer – Canadian Division in September 2000. He was Senior Vice President, Operations—Northern California Region from October 1993 to August 1994. From August 1991 to October 1993, he was Senior Vice President, Merchandising—Non Foods of Costco Wholesale Corporation, and has held various management positions since joining Costco Wholesale Corporation in April 1984.

Dennis R. Zook has been Executive Vice President, Chief Operating Officer—Southern Division of the Company since the Merger in October 1993. His management responsibilities also include the Company’s joint venture operation in Mexico. He was Executive Vice President of The Price Company since February 1989. Mr. Zook became Vice President of West Coast Operations of The Price Company in October 1988 and has held various management positions since joining The Price Company in October 1981.

The Company has adopted a code of ethics for senior financial officers pursuant to section 406 of the Sarbanes Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027.

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

Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report are as follows:

1.	Financial Statements:

See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

2.	Financial Statement Schedules—None.

3.	Exhibits:

The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

(b)	Two reports on Form 8-K were filed during the 16-week period ended August 31, 2003—on May 28, 2003, and August 5, 2003. On October 8, 2003, subsequent to the Company’s fiscal year end, the Company filed a Form 8-K, which contained its press release of the financial results of the fourth quarter and fiscal year 2003 and announced the acquisition of Carrefour Nederland B.V.’s 20% equity interest in Costco Wholesale UK Limited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2003

COSTCO WHOLESALE CORPORATION
(Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

By	/s/ JAMES D. SINEGAL	November 20, 2003
James D. Sinegal
President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	November 20, 2003
Jeffrey H. Brotman
Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	November 20, 2003
Richard D. DiCerchio
Sr. Executive Vice President, Chief Operating Officer
Merchandising, Distribution and Construction and Director

By	/s/ RICHARD A. GALANTI	November 20, 2003
Richard A. Galanti
Executive Vice President, Chief Financial Officer and
Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	November 20, 2003
David S. Petterson
Senior Vice President and Controller
(Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	November 20, 2003
Dr. Benjamin S. Carson, Sr., M.D.
Director

By	/s/ DANIEL J. EVANS	November 20, 2003
Daniel J. Evans
Director

By	/s/ WILLIAM H. GATES, II	November 20, 2003
William H. Gates, II
Director

By	/s/ HAMILTON E. JAMES	November 20, 2003
Hamilton E. James
Director

By	/s/ RICHARD M. LIBENSON	November 20, 2003
Richard M. Libenson
Director

By	/s/ JOHN W. MEISENBACH	November 20, 2003
John W. Meisenbach
Director

By	/s/ CHARLES T. MUNGER	November 20, 2003
Charles T. Munger
Director

By	/s/ JILL S. RUCKELSHAUS	November 20, 2003
Jill S. Ruckelshaus
Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 31, 2003 and September 1, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the 52 weeks then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of Costco Wholesale Corporation and subsidiaries as of September 2, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated October 8, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August 31, 2003 and September 1, 2002, and the results of their operations and their cash flows for the 52 weeks then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective September 3, 2002.

/s/  KPMG LLP

Seattle, Washington

October 6, 2003

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

/s/  ARTHUR ANDERSEN LLP

Seattle, Washington

October 8, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated October 8, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on November 15, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02 (e) of Regulation S-X under the Securities Act of 1933.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par value)

	August 31, 2003	September 1, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,545,439	$805,518
Receivables, net	556,090	474,861
Merchandise inventories	3,339,428	3,127,221
Other current assets	270,581	222,939

Total current assets	5,711,538	4,630,539

PROPERTY AND EQUIPMENT
Land	2,173,685	2,017,184
Buildings, leaseholds and land improvements	4,831,236	4,367,395
Equipment and fixtures	1,846,324	1,733,979
Construction in progress	154,181	198,744

	9,005,426	8,317,302
Less accumulated depreciation and amortization	(2,045,418)	(1,793,683)

Net property and equipment	6,960,008	6,523,619

OTHER ASSETS	520,142	466,105

	$13,191,688	$11,620,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$47,421	$103,774
Accounts payable	3,131,320	2,884,269
Accrued salaries and benefits	734,261	589,927
Accrued sales and other taxes	207,392	163,273
Deferred membership income	401,357	360,515
Other current liabilities	489,356	347,975

Total current liabilities	5,011,107	4,449,733
LONG-TERM DEBT	1,289,649	1,210,638
DEFERRED INCOME TAXES AND OTHER LIABILITIES	209,835	145,925

Total liabilities	6,510,591	5,806,296

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	126,117	119,730

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 457,479,000 and 455,325,000 shares issued and outstanding	2,287	2,277
Additional paid-in capital	1,280,942	1,220,954
Other accumulated comprehensive loss	(77,980)	(157,725)
Retained earnings	5,349,731	4,628,731

Total stockholders’ equity	6,554,980	5,694,237

	$13,191,688	$11,620,263

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001
REVENUE
Net sales	$41,692,699	$37,993,093	$34,137,021
Membership fees and other	852,853	769,406	660,016

Total revenue	42,545,552	38,762,499	34,797,037
OPERATING EXPENSES
Merchandise costs	37,235,383	33,983,121	30,598,140
Selling, general and administrative	4,097,398	3,575,536	3,129,059
Preopening expenses	36,643	51,257	59,571
Provision for impaired assets and closing costs	19,500	21,050	18,000

Operating income	1,156,628	1,131,535	992,267
OTHER INCOME (EXPENSE)
Interest expense	(36,920)	(29,096)	(32,024)
Interest income and other	38,525	35,745	43,238

INCOME BEFORE INCOME TAXES	1,158,233	1,138,184	1,003,481
Provision for income taxes	437,233	438,201	401,392

NET INCOME	$721,000	$699,983	$602,089

NET INCOME PER COMMON SHARE:
Basic	$1.58	$1.54	$1.34

Diluted	$1.53	$1.48	$1.29

Shares used in calculation (000’s)
Basic	456,335	453,650	449,631
Diluted	479,326	479,262	475,827

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the 52 weeks ended August 31, 2003, the 52 weeks ended September 1, 2002  and the 52 weeks ended September 2, 2001

(in thousands)

	Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Income/(Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE AT SEPTEMBER 3, 2000	447,297	$2,236	$1,028,414	$(117,029)	$3,326,659	$4,240,280
Comprehensive Income
Net Income	—	—	—	—	602,089	602,089
Other accumulated comprehensive loss Foreign currency translation adjustment	—	—	—	(56,581)	—	(56,581)

Total comprehensive income	—	—	—	(56,581)	602,089	545,508
Stock options exercised including income tax benefits and other	4,457	23	97,129	—	—	97,152

BALANCE AT SEPTEMBER 2, 2001	451,754	2,259	1,125,543	(173,610)	3,928,748	4,882,940
Comprehensive Income
Net Income	—	—	—	—	699,983	699,983
Other accumulated comprehensive income Foreign currency translation adjustment	—	—	—	15,885	—	15,885

Total comprehensive income	—	—	—	15,885	699,983	715,868
Stock options exercised including income tax benefits and other	3,571	18	95,402	—	—	95,420
Conversion of convertible debentures	—	—	9	—	—	9

BALANCE AT SEPTEMBER 1, 2002	455,325	2,277	1,220,954	(157,725)	4,628,731	5,694,237
Comprehensive Income
Net Income	—	—	—	—	721,000	721,000
Other accumulated comprehensive income Foreign currency translation adjustment	—	—	—	79,745	—	79,745

Total comprehensive income	—	—	—	79,745	721,000	800,745
Stock options exercised including income tax benefits and other	2,154	10	47,919	—	—	47,929
Stock-based compensation	—	—	12,069	—	—	12,069

BALANCE AT AUGUST 31, 2003	457,479	$2,287	$1,280,942	$(77,980)	$5,349,731	$6,554,980

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$721,000	$699,983	$602,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391,302	341,781	301,297
Accretion of discount on zero coupon notes	17,852	17,233	16,654
Stock-based compensation	12,069	—	—
Undistributed equity earnings in affiliates	(21,612)	(21,485)	(17,719)
Net loss/(gain) on sale of property and equipment and other	4,907	4,001	(15,934)
Provision for impaired assets	4,697	—	15,231
Change in deferred income taxes	68,693	12,179	40,797
Tax benefit from exercise of stock options	12,348	27,171	32,552
Change in receivables, other current assets, deferred income, accrued and other current liabilities	232,167	129,883	(6,159)
Increase in merchandise inventories	(162,759)	(380,158)	(271,355)
Increase in accounts payable	226,544	187,655	335,110

Total adjustments	786,208	318,260	430,474

Net cash provided by operating activities	1,507,208	1,018,243	1,032,563

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(810,665)	(1,038,605)	(1,447,549)
Proceeds from the sale of property and equipment	51,829	32,849	110,002
Investment in unconsolidated joint venture	—	(1,000)	(28,500)
Decrease in short-term investments	—	4,928	41,599
Increase in other assets and other, net	(31,752)	(31,987)	(15,395)

Net cash used in investing activities	(790,588)	(1,033,815)	(1,339,843)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from short-term borrowings, net	(58,144)	(99,175)	185,942
Net proceeds from issuance of long-term debt	59,424	300,000	81,951
Repayments of long-term debt	(11,823)	(18,540)	(159,328)
Changes in bank checks outstanding	(31,639)	(35,136)	216,661
Proceeds from minority interests	6,087	3,908	7,119
Exercise of stock options	34,667	66,771	62,000

Net cash (used in)/provided by financing activities	(1,428)	217,828	394,345

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,729	677	(8,985)

Increase in cash and cash equivalents	739,921	202,933	78,080
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	805,518	602,585	524,505

CASH AND CASH EQUIVALENTS END OF YEAR	$1,545,439	$805,518	$602,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (excludes amounts capitalized)	$20,861	$9,511	$14,761
Income taxes	$320,546	$351,003	$363,649

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 31, 2003, Costco operated 418 warehouse clubs: 309 in the United States; 61 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 21 warehouses in Mexico with a joint venture partner.

The Company’s investment in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $167,293 at August 31, 2003 and $157,312 at September 1, 2002. The equity in earnings of Costco Mexico is included in interest income and other and for fiscal 2003, 2002 and 2001, was $21,400, $21,028 and $17,378, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $86,074 and $64,674 at August 31, 2003 and September 1, 2002, respectively.

Fiscal Years

The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal years 2003, 2002 and 2001, were 52-week years.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $1,545,439 at August 31, 2003 and $805,518 at September 1, 2002, credit and debit card receivables were $412,861 and $351,788, respectively.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $1,529 at August 31, 2003 and $2,224 at September 1, 2002. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of buy downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic and rational approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter for the expected annual effect of inflation and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory. The LIFO inventory adjustment for the fourth quarter of fiscal 2003 increased gross margin by approximately $14,650 as compared to $21,000 in the fourth quarter of fiscal 2002. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $19,500 at August 31, 2003 and higher by $150 at September 1, 2002.

	August 31, 2003	September 1, 2002
Merchandise inventories consist of:
United States (primarily LIFO)	$2,668,342	$2,552,820
Foreign (FIFO)	671,086	574,401

Total	$3,339,428	$3,127,221

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

Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $3,272 in fiscal 2003, $13,480 in fiscal 2002, and $19,157 in fiscal 2001.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a pre-tax, non-cash charge of $4,697 in fiscal 2003 and $0 and $15,231 in fiscal 2002 and 2001, respectively, reflecting its estimate of impairment relating to scheduled warehouse closings. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $46,549 at August 31, 2003 and $43,920 at September 1, 2002. On September 3, 2001, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. In fiscal 2001 goodwill was amortized on a straight-line basis over lives ranging from two to forty years and was periodically evaluated for impairment as circumstances dictated. The effects on net income and net income per share data would not be significant if the Company had followed the provisions of SFAS No. 142 in the year ended September 2, 2001.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at August 31, 2003 and September 1, 2002 are $216,980 and $235,458 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of August 31, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $34,204, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Revenue and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses and were not significant in either fiscal 2003 or 2002.

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns (sales returns net of cost of goods sold) was $4,869 and $3,507 at August 31, 2003 and September 1, 2002, respectively.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year life of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the fiscal years ended August 31, 2003, September 1, 2002 and September 2, 2001, and the related liability as of those dates were as follows:

	Fiscal Year Ended
	August 31, 2003	September 1, 2002	September 2, 2001
Two-percent reward sales reduction	$169,612	$143,637	$84,243
Two-percent unredeemed reward liability	$114,681	$94,448	$57,840

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended
	August 31, 2003	September 1, 2002	September 2, 2001
Net income, as reported	$721,000	$699,983	$602,089
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,513	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(70,257)	(75,743)	(65,077)

Pro-forma net income	$658,256	$624,240	$537,012

Earnings per share:
Basic—as reported	$1.58	$1.54	$1.34

Basic—pro-forma	$1.44	$1.38	$1.19

Diluted—as reported	$1.53	$1.48	$1.29

Diluted—pro-forma	$1.40	$1.32	$1.15

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments and receivables approximate fair value due to their short-term nature or variable interest rates. The fair value of fixed rate debt at August 31, 2003 and September 1, 2002 was $1,415,252 and $1,382,569,  respectively.

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

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. The provision for fiscal 2003 included charges of $11,836 for warehouse closing expenses and $2,967 for losses on the sale of real property. The fiscal 2002 provision included charges of $13,683 for warehouse closing expenses and $7,765 for Canadian administrative reorganization, which were offset by $398 of net gains on the sale of real property. As of August 31, 2003, the Company’s reserve for warehouse closing costs was $8,609, of which $7,833 related to lease obligations. This compares to a reserve for warehouse closing costs of $11,845 at September 1, 2002, of which $10,395 related to lease obligations.

Interest Income and Other

Interest income and other includes:

	Fiscal Year Ended
	August 31, 2003	September 1, 2002	September 2, 2001
Interest income	$21,200	$16,005	$25,908
Minority interest/earnings of affiliates and other	17,325	19,740	17,330

Total	$38,525	$35,745	$43,238

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” That standard requires companies to account for deferred income taxes using the asset and liability method.

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

	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001
Net income available to common stockholders used in basic EPS	$721,000	$699,983	$602,089
Interest on convertible bonds, net of tax	11,109	10,602	9,992

Net income available to common stockholders after assumed conversions of dilutive securities	$732,109	$710,585	$612,081

Weighted average number of common shares used in basic EPS (000’s)	456,335	453,650	449,631
Stock options (000’s)	3,646	6,267	6,851
Conversion of convertible bonds (000’s)	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	479,326	479,262	475,827

The diluted share base calculation for fiscal years ended August 31, 2003, September 1, 2002 and September 2, 2001, excludes 33,362,000, 6,908,000 and 7,108,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 was effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS No. 146 was effective for the Company’s 2003 fiscal year. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, other than to impact the timing of charges related to future warehouse relocations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. Effective September 3, 2002 the Company adopted the fair value based method of accounting for stock-based compensation. See Note (1) and Note (5) of the Company’s consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation did not have a material impact on the Company’s consolidated results of operation, financial position or cash flows.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows in fiscal 2003 and is not expected to have a significant impact in the future on an annual basis. However, the Company does expect the adoption of this consensus to impact interim quarterly financial information, commencing with the first quarter of fiscal 2004, as the application of the consensus will result in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002.

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

Note 2—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $800,745 for fiscal 2003 and $715,868 for fiscal 2002. Foreign currency translation adjustments are the predominant components applied to net income to calculate the Company’s comprehensive income.

Note 3—Debt

Bank Lines of Credit and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of 10 banks, of which $150,000 expires on November 9, 2004 and $150,000 expires on November 15, 2005. At August 31, 2003, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility.

In addition, a wholly owned Canadian subsidiary has a $144,000 commercial paper program supported by a $43,000 bank credit facility with a Canadian bank, which expires in March 2004. At August 31, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $343,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term ¥3 billion ($25,782) bank line of credit, which expires in November 2004. At August 31, 2003, no amounts were outstanding under the line of credit.

The Company’s UK subsidiary has a £60 million ($94,842) bank revolving credit facility and a £20 million ($31,614) bank overdraft facility, both expiring in February 2007. At August 31, 2003, $47,421 was outstanding under the revolving credit facility with an applicable interest rate of 4.413% and no amounts were outstanding under the bank overdraft facility.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling approximately $369,000. The outstanding commitments under these facilities at August 31, 2003 totaled approximately $125,000, including approximately $44,000 in standby letters of credit.

Short-Term Borrowings

The weighted average borrowings, highest borrowings and interest rate under all short-term borrowing arrangements were as follows for fiscal 2003 and 2002:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended August 31, 2003
Bank borrowings:
Canadian	$5,655	$367	4.65%
Other International	127,098	81,431	3.68
U.S. Commercial Paper	17,657	2,065	4.92
Fiscal year ended September 1, 2002
Bank borrowings:
Canadian	$17,195	$351	4.14%
Other International	111,293	44,495	4.36
U.S. Commercial Paper	332,000	70,401	2.29

Long-term Debt

Long-term debt at August 31, 2003 and September 1, 2002:

	2003	2002
7 1/8% Senior Notes due June 2005	$308,684	$307,787
5 1/2% Senior Notes due March 2007	325,520	328,139
2.070% Promissory notes due October 2007	30,079	29,400
1.187% Promissory notes due July 2008	25,782	25,200
0.88% Promissory notes due November 2009	25,782	—
0.92% Promissory notes due April 2010	34,376	—
3 1/2% Zero Coupon convertible subordinated notes due August 2017	524,735	506,883
Notes payable secured by trust deeds on real estate	8,023	8,213
Capital lease obligations and other	13,719	12,600

	1,296,700	1,218,222
Less current portion (included in other current liabilities)	7,051	7,584

Total long-term debt	$1,289,649	$1,210,638

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually on March 15 and September 15. Simultaneous with the issuance of the 5 1/2% Senior Notes, the Company entered into interest rate swap agreements converting the interest to a floating rate indexed to LIBOR. As of August 31, 2003, the Company was in compliance with all restrictive covenants.

In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of approximately $30,079, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of approximately $25,782, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of approximately $25,782, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of approximately $34,376, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

During April 2001, the Company retired its unsecured note payable to banks of $140,000 using cash provided from operations, cash and cash equivalents, and short-term borrowings under its commercial paper program.

On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity Zero Coupon Subordinated Notes (the “Notes”) due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The Notes are convertible into a maximum of 19,344,969 shares of Costco Common Stock shares at an initial conversion price of $22.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. As of August 31, 2003, $48,140 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, an additional $100,000 in debt securities were registered, bringing the total amount of debt registered under the shelf registration to $600,000. The $300,000 of 5.5% Senior Notes issued in March 2002, reduced the amount of registered securities available for future issuance to $300,000.

At August 31, 2003, the fair value of the 7 1/8% Senior Notes, and the 5 1/2% Senior Notes, based on market quotes, was approximately $321,780 and $320,760, respectively. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at August 31, 2003, based on market quotes, was approximately $634,951. The fair value of other long-term debt approximates carrying value.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2004	$7,051
2005	311,536
2006	1,870
2007	327,563
2008	58,095
Thereafter	590,585

Total	$1,296,700

Note 4—Leases

The Company leases land and/or warehouse buildings at 85 of the 397 warehouses open at August 31, 2003, and certain other office and distribution facilities under operating leases with remaining terms ranging from 1 to 40 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. The Company accounts for its leases with step-rent provisions on a straight-line basis over the original term of the lease.

Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

Aggregate rental expense for fiscal 2003, 2002, and 2001, was $84,146, $69,894, and $70,394, respectively. Future minimum payments, net of sub-lease income of $142,975, during the next five fiscal years and thereafter under non-cancelable leases with terms in excess of one year, at August 31, 2003, were as follows:

2004	$85,862
2005	86,654
2006	87,342
2007	82,540
2008	79,561
Thereafter	983,303

Total minimum payments	$1,405,262

Note 5—Stock Options

The Company’s 1993 Combined Stock Grant and Stock Option Plan (the “1993 plan”) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002 the 2002 Stock Incentive Plan (the “2002 plan”) was adopted following shareholder approval. The 2002 plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 plan replaces the 1993 plan and the 1993 plan has been amended to provide that no more options or stock grants may be issued under such plan. Any shares under the

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stock Options (Continued)

1993 plan that remain available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) will be added to the number of shares available for grant under the 2002 plan. The 2002 plan authorizes the Company to grant stock options to eligible employees, directors and consultants. Options granted under these plans have a ten-year term and a vesting period of five years. At August 31, 2003, options for approximately 25.1 million shares were vested and 18.6 million shares were available for future grants under the plan.

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002 using the “prospective method.” All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied APB No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

In fiscal 2003, the Company recognized stock compensation costs of $12,069 versus no stock compensation costs in fiscal 2002. The effects of applying SFAS No. 123 are substantially less in fiscal 2003 than the effects on net income and earnings per share expected in future periods because this is the initial year of adoption. Future years will reflect compensation expense from options granted in that year, as well as continuing recognition of expense associated with options issued in prior years as they vest. Shares granted in fiscal 2003 totaled 8,479,550 shares, with the majority of these shares being granted in the middle of the third quarter.

Total stock compensation costs on a pre-tax basis that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $112,863 in fiscal 2003 and $123,159 and $108,462 in fiscal 2002 and 2001, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Risk free interest rate	3.30%	4.45%	4.96%
Expected life	6 years	5 years	5 years
Expected volatility	46%	46%	43%
Expected dividend yield	0%	0%	0%

Stock option transactions relating to the aggregate of the 1993 and 2002 plans are summarized below (shares in thousands):

	2003		2002		2001
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Under option at beginning of year	42,961	$31.49	39,578	$29.15	36,021	$26.09
Granted(2)	8,480	30.47	7,641	38.10	8,822	34.18
Exercised	(2,154)	16.13	(3,571)	18.77	(4,457)	14.04
Cancelled	(497)	37.14	(687)	37.12	(808)	31.35

Under option at end of year	48,790	$31.93	42,961	$31.49	39,578	$29.15

(1)	Weighted-average exercise price/grant price.

(2)	The weighted-average fair value based on the Black-Scholes model of options granted during fiscal 2003, 2002 and 2001, were $14.84, $17.83 and $15.47, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stock Options (Continued)

The following table summarizes information regarding stock options outstanding at August 31, 2003 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Remaining Contractual Life(1)	Price(1)	Number	Price(1)
$6.66–$30.47	19,035	6.22	$22.61	11,054	$17.01
$31.55–$36.91	16,604	6.80	35.19	8,660	35.82
$38.79–$52.50	13,151	7.51	41.30	5,433	42.59

	48,790	6.77	$31.93	25,147	$29.02

(1)	Weighted-average.

At September 1, 2002 and September 2, 2001, there were 19,843 and 15,500 options exercisable at weighted average exercise prices of $25.40 and $21.57, respectively.

Note 6—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment. For all US employees, with the exception of California union employees, the plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service.

California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. For all the California union employees, the Company sponsored 401(k) plan currently allows pre-tax deferral against which the Company matches 50% of the first four hundred dollars of employee contributions. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary.

Amounts expensed under these plans were $149,392, $127,189, and $108,256 for fiscal 2003, 2002 and 2001, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under the SFAS No. 106 “Employer’s Accounting for Post-retirement Benefits Other than Pensions.”

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Income Taxes

The provisions for income taxes for fiscal 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Federal:
Current	$295,323	$331,455	$285,460
Deferred	35,150	5,263	1,102

Total federal	330,473	336,718	286,562

State:
Current	58,739	48,256	55,484
Deferred	(470)	4,269	(415)

Total state	58,269	52,525	55,069

Foreign:
Current	9,634	46,197	19,161
Deferred	38,857	2,761	40,600

Total foreign	48,491	48,958	59,761

Total provision for income taxes	$437,233	$438,201	$401,392

In the fourth quarter of fiscal 2003 and 2002 the Company adjusted the annual effective tax rate used in calculating the tax provision from 38.5% to 37.75%, and from 40% to 38.5%, respectively, resulting in the reduction in the income tax provision in the fourth quarter of $5,873 and $11,315, respectively.

Reconciliation between the statutory tax rate and the effective rate for fiscal 2003, 2002 and 2001 is as follows:

	2003		2002		2001
Federal taxes at statutory rate	$405,382	35.00%	$398,364	35.00%	$351,218	35.00%
State taxes, net	37,875	3.27	34,145	3.00	35,824	3.57
Foreign taxes, net	(396)	(0.03)	2,732	0.24	10,938	1.09
Other	(5,628)	(0.49)	2,960	0.26	3,412	0.34

Provision at effective tax rate	$437,233	37.75%	$438,201	38.50%	$401,392	40.00%

The components of the deferred tax assets and liabilities are as follows:

	August 31, 2003	September 1, 2002
Accrued liabilities and reserves	$168,683	$151,520
Deferred membership fees	141,005	137,231
Other	28,465	30,271

Total deferred tax assets	338,153	319,022

Property and equipment	210,822	175,344
Merchandise inventories	64,701	51,951
Other receivables	91,126	46,686

Total deferred tax liabilities	366,649	273,981

Net deferred tax (liabilities) assets	$(28,496)	$45,041

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Income Taxes (Continued)

The deferred tax accounts at August 31, 2003 and September 1, 2002 include current deferred income tax assets of $213,939 and $173,602, respectively; non-current deferred income tax assets of $14,316 and $0, respectively; current deferred income tax liabilities of $74,002 and $0, respectively; and non-current deferred income tax liabilities of $182,749 and $128,561, respectively.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of non-U.S. affiliates aggregating approximately $622,017 at August 31, 2003, as such earnings have been reinvested for the foreseeable future. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not reinvested for the foreseeable future.

Note 8—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Presently, claims are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. In neither case has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions. The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the company’s financial position or results of its operations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and through majority-owned subsidiaries in the United Kingdom, Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility and exclude the Mexico joint-venture, as it is accounted for under the equity method and therefore its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended August 31, 2003
Total revenue	$35,119,039	$5,237,023	$2,189,490	$42,545,552
Operating income	927,590	199,043	29,995	1,156,628
Depreciation and amortization	323,850	33,732	33,720	391,302
Capital expenditures	698,713	68,432	43,520	810,665
Long lived assets	5,705,675	612,647	641,686	6,960,008
Total assets	10,522,260	1,579,972	1,089,456	13,191,688
Net assets	5,141,056	783,521	630,403	6,554,980

Year Ended September 1, 2002
Total revenue	$32,310,812	$4,750,173	$1,701,514	$38,762,499
Operating income	924,330	192,161	15,044	1,131,535
Depreciation and amortization	281,812	33,477	26,492	341,781
Capital expenditures	868,069	35,098	135,438	1,038,605
Long lived assets	5,387,772	514,854	620,993	6,523,619
Total assets	9,418,500	1,198,992	1,002,771	11,620,263
Net assets	4,485,487	617,731	591,019	5,694,237

Year Ended September 2, 2001
Total revenue	$28,636,483	$4,695,778	$1,464,776	$34,797,037
Operating income (loss)	813,665	179,095	(493)	992,267
Depreciation and amortization	241,777	35,377	24,143	301,297
Capital expenditures	1,298,889	43,092	105,568	1,447,549
Long lived assets	4,835,598	516,489	474,498	5,826,585
Total assets	8,216,242	1,093,789	779,755	10,089,786
Net assets	3,811,158	548,196	523,586	4,882,940

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing net sales and operating profit.

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share data)

Note 10—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for fiscal 2003 and 2002.

	52 Weeks Ended August 31, 2003
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$9,010,571	$9,920,324	$9,344,959	$13,416,845	$41,692,699
Membership fees and other	188,014	193,843	198,112	272,884	852,853

Total revenue	9,198,585	10,114,167	9,543,071	13,689,729	42,545,552
OPERATING EXPENSES
Merchandise costs	8,048,897	8,840,411	8,358,323	11,987,752	37,235,383
Selling, general and administrative	888,779	967,051	923,309	1,318,259	4,097,398
Preopening expenses	18,117	7,145	5,853	5,528	36,643
Provision for impaired assets and closing costs	5,000	4,500	6,000	4,000	19,500

Operating income	237,792	295,060	249,586	374,190	1,156,628
OTHER INCOME (EXPENSE)
Interest expense	(8,468)	(8,003)	(8,715)	(11,734)	(36,920)
Interest income and other	7,634	8,983	9,179	12,729	38,525

INCOME BEFORE INCOME TAXES	236,958	296,040	250,050	375,185	1,158,233
Provision for income taxes	91,229	113,975	96,270	135,759	437,233

NET INCOME	$145,729	$182,065	$153,780	$239,426	$721,000

NET INCOME PER COMMON SHARE:
Basic	$.32	$.40	$.34	$.52	$1.58

Diluted	$.31	$.39	$.33	$.51	$1.53

Shares used in calculation (000’s)
Basic	455,570	455,927	456,370	457,187	456,335
Diluted	478,857	478,564	479,183	480,384	479,326

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share data)

Note 10—Quarterly Financial Data (Unaudited) (Continued)

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

NET INCOME PER COMMON SHARE:
Basic	$0.29	$0.43	$0.29	$0.54	$1.54

Diluted	$0.28	$0.41	$0.28	$0.52	$1.48

Shares used in calculation (000’s)
Basic	451,990	452,882	454,272	455,008	453,650
Diluted	477,395	479,931	480,256	479,240	479,262

Note 11—Subsequent Events

Subsequent to the Company’s fiscal year end, the Company, on October 3, 2003, acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of approximately $95,000, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description
2.1.1	Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc.(1)
2.1.2	Agreement Concerning Transfer of Certain Assets between and among Price/Costco, Inc., Price Enterprises, Inc., The Price Company, Price Costco International, Inc., Costco Wholesale Corporation, Price Global Trading, L.L.C., PGT, Inc., Price Quest, L.L.C., and PQI, Inc., dated as of November 21, 1996, with an effective date of May 28, 1997(2)
2.1.3	Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997(2)
3.1	Amended and Restated Articles of Incorporation of Costco Wholesale Corporation(3)
3.2	Bylaws of Costco Wholesale Corporation(11)
4.1.1	Form of 7 1/8% Senior Notes(4)
4.1.2	Indenture between Price/Costco, Inc. and American Bank National Association, as Trustee(4)
4.2.1	Form of Zero Coupon Note due 2017(2)
4.2.2	Indenture dated as of August 19, 1997 between Costco Companies, Inc. and Firstar Bank of Minnesota as Trustee(2)
4.3	Costco Wholesale Corporation Stock Certificate(9)
4.4	Form of 5 1/2% Senior Notes(14)
10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(1)
10.1.2	Amendments to Stock Option Plan, 1995(7)
10.1.3	Amendments to Stock Option Plan, 1997(8)
10.1.4	Amendments to Stock Option Plan, 2000(10)
10.1.5	Amendments to Stock Option Plan, 2002(13)
10.2	Form of Indemnification Agreement(5)
10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(6)
10.5.3	A $250 million Short-Term Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks, dated November 15, 2000(12)
10.5.4	A $250 million Extended Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks dated November 15, 2000(12)
10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation
10.7	Revolving Credit Agreement between Costco Wholesale Canada Ltd and Royal Bank of Canada, dated March 24, 2003(16)
12.1	Statement re computation of ratios(11)
16.1	Letter regarding change in certifying accountant(15)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Notice of Inability to Obtain Consent from Arthur Andersen LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Price/Costco, Inc. on Form S-4 (File No. 33-50359) dated September 22, 1993.

(2)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

(3)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

(4)	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

(5)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended August 28, 1994.

(6)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996.

(7)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

(8)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

(9)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended August 29, 1999.

(10)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

(11)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-3 (File No. 333-72122) dated October 23, 2001.

(12)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 2, 2001.

(13)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

(14)	Incorporated by reference to the exhibits filed as part of the current report on form 8-K filed by Costco Wholesale Corporation on March 25, 2002.

(15)	Incorporated by reference to the exhibits filed as part of the current report on Form 8-K and 8-K/A filed by Costco Wholesale Corporation on May 17, 2002 and May 31, 2002, respectively.

(16)	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 11, 2003.