Form 10-Q
period 2003-11-23
COSTCO WHOLESALE CORP /NEW
filed 2004-01-02
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2003

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

The number of shares outstanding of the registrant’s common stock as of December 19, 2003 was 458,079,244.

COSTCO WHOLESALE CORPORATION

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheet as of November 23, 2003, the condensed consolidated balance sheet as of August 31, 2003, the unaudited condensed consolidated statements of income and cash flows for the 12-week periods ended November 23, 2003 and November 24, 2002 are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of November 23, 2003, and for the 12-week periods ended November 23, 2003 and November 24, 2002, performed by KPMG LLP, independent public accountants.

The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2004 is a 52-week year with period 13 ending on August 29, 2004, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2003 was a 52-week year that ended on August 31, 2003, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the Securities and Exchange Commission.

It is suggested that this management discussion be read in conjunction with the management discussion included in the Company’s fiscal 2003 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

Comparison of the 12 Weeks ended November 23, 2003 and November 24, 2002

    (dollars in thousands, except per share data)

Net income for the first quarter of fiscal 2004 increased 10% to $160,175, or $.34 per diluted share, compared to $145,729, or $.31 per diluted share, during the first quarter of fiscal 2003. Net income for the first quarter of fiscal 2004 was negatively impacted by $20,160 after-tax ($.04 per diluted share) due to a change in the timing of the recognition of some vendor allowances for certain agreements entered into or modified subsequent to December 31, 2002, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) 02-16. The EITF consensus establishes a presumption that cash received from vendors is a reduction in the purchase price and should be recognized as a reduction in the cost of sales at the time the related inventory is sold. (See Recent Accounting Pronouncements below.)

Net sales increased 14% to $10,309,822 during the first quarter of fiscal 2004, from $9,010,571 during the first quarter of fiscal 2003. This was due to an increase in comparable warehouse sales and to the net opening of 19 new warehouses (24 opened, 5 closed) since the end of the first quarter of fiscal 2003, accounting for approximately 75% and 25%, respectively, of the sales increase. Comparable sales, that is, sales in warehouses open for at least one year, increased 11% over the first quarter of fiscal 2003. Changes in prices of merchandise did not materially affect the sales increases, with the exception of gasoline, where the increase in price accounted for an increase in comparable sales of approximately 61 basis points. Translation of foreign sales into

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. dollars contributed to the increase in sales due to the weaker U.S. dollar, accounting for an increase in comparable sales of approximately 267 basis points. In addition, comparable warehouse sales were positively impacted by the grocery store strikes in California.

Membership fees and other revenue increased 13% to $211,656, or 2.05% of net sales, in the first quarter of fiscal 2004 from $188,014, or 2.09% of net sales, in the first quarter of fiscal 2003. Increases in membership fee income reflect new membership sign-ups, both at new warehouses opened since the end of the first quarter of fiscal 2003 and at existing warehouses, increased penetration of the Company’s Executive Membership, including the rollout of this program in Canada during the period, and high overall member renewal rates (currently 86%).

Gross margin (defined as net sales minus merchandise costs) increased 13% to $1,089,700, or 10.57% of net sales, in the first quarter of fiscal 2004 from $961,674, or 10.67% of net sales, in the first quarter of fiscal 2003. The 10 basis point decrease in gross margin as a percentage of net sales reflects a reduction within the Company’s core merchandising business of 16 basis points (excluding an additional 31 basis point reduction in margin caused by a change in the timing of the recognition of some vendor allowances as discussed above). An additional factor was the increased costs related to the Executive Membership Two-Percent Reward Program due to higher penetration of Executive Member sales. This decrease in gross margin was substantially offset by a 42 basis point improvement in the Company’s ancillary businesses, where gasoline operations were a major contributor. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The first quarters of fiscal 2004 and fiscal 2003 each included no LIFO provision.

Selling, general and administrative expenses as a percent of net sales increased to 10.01% during the first quarter of fiscal 2004 from 9.86% during the first quarter of fiscal 2003. The increase was primarily due to increases in healthcare and workers’ compensation costs, which accounted for a 19 basis point increase, and an increase in stock-based compensation costs of five basis points. These increases were partially offset by a reduction in utility and central overhead expenses as a percent of net sales.

Preopening expenses totaled $10,125, or .10% of net sales, during the first quarter of fiscal 2004 compared to $18,117, or .20% of net sales, during the first quarter of fiscal 2003. Nine warehouses (including the reopening of one warehouse that was closed in the fourth quarter of fiscal 2003) were opened in the first quarter of fiscal 2004, compared to fourteen warehouses (including one relocation) opened during last year’s first quarter.

The provision for impaired assets and closing costs was $4,000 in the first quarter of fiscal 2004 compared to $5,000 in the first quarter of fiscal 2003. Both fiscal 2004 and 2003 provisions include costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property.

Interest expense totaled $8,475 in the first quarter of fiscal 2004 compared to $8,468 in the first quarter of fiscal 2003. Interest expense in both fiscal 2004 and fiscal 2003 primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2 % Zero Coupon Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes.

Interest income and other totaled $7,903 in the first quarter of fiscal 2004 compared to $7,634 in the first quarter of fiscal 2003. The increase primarily reflects higher cash and cash equivalents balances on hand throughout the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, which was partially offset by lower interest rates quarter over quarter.

The effective income tax rate on earnings in the first quarter of fiscal 2004 was 37.0%, compared to 38.5% in the first quarter of fiscal 2003. The decrease is primarily attributable to lower statutory income tax rates for foreign operations.

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

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $900,000 to $1,000,000 during fiscal 2004 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $75,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the first quarter of fiscal 2004 expenditures of approximately $222,000 had been incurred by the Company. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, short-term borrowings under revolving credit facilities and other financing sources as required.

Expansion plans for the United States and Canada during the remainder of fiscal 2004 are to open an additional 15 to 20 new warehouse clubs including 2 to 3 relocations.

Bank Credit Facilities and Commercial Paper Programs (all dollar amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004, and $150,000 expires on November 15, 2005. At November 23, 2003, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total Company indebtedness. At November 23, 2003, the Company was in compliance with all covenants.

A wholly-owned Canadian subsidiary has a $153,000 commercial paper program supported by a $46,000 bank credit facility with a Canadian bank, which expires in March 2004. At November 23, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $346,000 combined amounts of the respective supporting bank credit facilities.

The Company’s Japanese subsidiary has a short-term $27,566 bank line of credit, which expires in November 2004. At November 23, 2003, no amounts were outstanding under the line of credit.

The Company’s UK subsidiary has a $102,378 bank revolving credit facility and a $42,658 bank overdraft facility, both expiring in February 2007. At November 23, 2003, $17,063 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $374,000. The outstanding commitments under these facilities at November 23, 2003 totaled approximately $89,000, including approximately $49,000 in standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The Company’s commitment to make future payments under long-term contractual obligations was as follows, as of November 23, 2003.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt (1)	$1,702,026	(2)	$44,089	$362,001	$374,845	$921,091
Capital lease obligations (1)	10,160		5,316	1,534	1,115	2,195
Operating leases	1,587,365	(3)	90,225	184,568	171,915	1,140,657

Total	$3,299,551		$139,630	$548,103	$547,875	$2,063,943

(1)	Amounts include contractual interest payments.

(2)	The amount includes the amount of interest accreted to maturity for the Company’s Zero Coupon 3½% Convertible Subordinated Notes due August 2017, totaling $851,860. The balance sheet as of November 23, 2003 reflects the current balance outstanding of $528,922.

(3)	Operating lease obligations have been reduced by $142,072 to reflect sub-lease income.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at November 23, 2003 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of November 23, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $36,036, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

Financial Position and Cash Flows

Net cash provided by operating activities totaled $703,281 in the first quarter of fiscal 2004 compared to $300,363 in the first quarter of fiscal 2003. The increase of $402,918 is primarily a result of a change in the aggregation of receivables, other current assets, deferred income and accrued and other current liabilities of $273,895; a decrease in the change in net inventories (inventories less accounts payable) of $101,803; an increase in net income of $14,446 and an increase in depreciation and amortization of $11,718.

Net cash used in investing activities totaled $428,954 in the first quarter of fiscal 2004 compared to $275,981 in the first quarter of fiscal 2003, an increase of $152,973. The increase primarily relates to an increase in short-term investments of $110,186 and the purchase of a 20% minority interest in Costco Wholesale UK Limited for $95,153; which was offset by a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $61,071.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in financing activities totaled $41,481 in the first quarter of fiscal 2004 compared to $114,770 in the first quarter of fiscal 2003. The decrease of $73,289 primarily resulted from a change in bank checks outstanding of $102,164, offset by a decrease in long-term borrowings of $24,618.

The Company’s balance sheet as of November 23, 2003 reflects a $1,134,602 or a nine percent increase in total assets since August 31, 2003. The increase is primarily due to an increase in inventories of $740,326, cash and cash equivalents and short-term investments of $366,267 and net property and equipment of $199,262. The increase in merchandise inventories is primarily due to seasonal inventory needs leading into the Christmas holiday season and the Company’s expansion program.

Additional Equity Investment in Subsidiary

On October 3, 2003, the Company acquired from Carrefour Nederland B.V. it’s 20% equity interest in Costco Wholesale UK Limited for cash of approximately $95,000, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002, and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of EITF 02-16 negatively impacted net income by $20,160 after-tax ($.04 per diluted share) in the first quarter of fiscal 2004 due to a change in the timing of the recognition of some vendor allowances for certain agreements entered into or modified subsequent to December 31, 2002. Substantially all of these deferred vendor allowances will be recognized over the next three fiscal quarters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation as of November 23, 2003, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

PART II—OTHER INFORMATION

(dollars in thousands)

Item 1. Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC 792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC 296369. Presently, claims are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. In neither case has the Court determined whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions. The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting is scheduled for 10:00 a.m. on January 29, 2004, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on were included in the Company’s proxy statement filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference:

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K for the year ended September 3, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(15.1)	Letter of KPMG LLP regarding unaudited financial information

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Report of Independent Public Accountants

(b) One report on Form 8-K was filed during the 12-week period ended November 23, 2003. On October 8, 2003 the Company filed a Form 8-K, which contained its press release of the financial results of the fourth quarter and fiscal year 2003 and announced the acquisition of Carrefour Nederland B.V.’s 20% equity interest in Costco Wholesale UK Limited. The Company filed an 8-K on December 9, 2003, subsequent to the quarter end, which contained its press release of the results of the first quarter results for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 26, 2003	/s/ James D. Sinegal
James D. Sinegal President, Chief Executive Officer

Date: December 26, 2003	/s/ Richard A. Galanti
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	November 23, 2003	August 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,801,520	$1,545,439
Short-term investments	110,186	—
Receivables, net	362,483	556,090
Merchandise inventories	4,079,754	3,339,428
Other current assets	263,887	270,581

Total current assets	6,617,830	5,711,538

PROPERTY AND EQUIPMENT
Land	2,241,355	2,173,685
Buildings, leaseholds and land improvements	5,034,633	4,831,236
Equipment and fixtures	1,923,022	1,846,324
Construction in progress	100,697	154,181

	9,299,707	9,005,426
Less-accumulated depreciation and amortization	(2,140,437)	(2,045,418)

Net property and equipment	7,159,270	6,960,008

OTHER ASSETS	549,190	520,142

	$14,326,290	$13,191,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term borrowings	$17,063	$47,421
Accounts payable	3,886,493	3,131,320
Accrued salaries and benefits	831,192	734,261
Accrued sales and other taxes	223,388	207,392
Deferred membership income	444,836	401,357
Other current liabilities	546,814	489,356

Total current liabilities	5,949,786	5,011,107
LONG-TERM DEBT	1,303,207	1,289,649
DEFERRED INCOME TAXES AND OTHER LIABILITIES	208,118	209,835

Total liabilities	7,461,111	6,510,591

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	60,420	126,117

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; and 457,793,000 and 457,479,000 shares issued and outstanding	2,289	2,287
Additional paid-in capital	1,294,131	1,280,942
Other accumulated comprehensive loss	(1,567)	(77,980)
Retained earnings	5,509,906	5,349,731

Total stockholders’ equity	6,804,759	6,554,980

	$14,326,290	$13,191,688

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended
	November 23, 2003	November 24, 2002
REVENUE
Net sales	$10,309,822	$9,010,571
Membership fees and other	211,656	188,014

Total revenue	10,521,478	9,198,585
OPERATING EXPENSES
Merchandise costs	9,220,122	8,048,897
Selling, general and administrative	1,032,413	888,779
Preopening expenses	10,125	18,117
Provision for impaired assets and closing costs	4,000	5,000

Operating income	254,818	237,792
OTHER INCOME (EXPENSE)
Interest expense	(8,475)	(8,468)
Interest income and other	7,903	7,634

INCOME BEFORE INCOME TAXES	254,246	236,958
Provision for income taxes	94,071	91,229

NET INCOME	$160,175	$145,729

NET INCOME PER COMMON SHARE:
Basic	$0.35	$0.32

Diluted	$0.34	$0.31

Shares used in calculation (000’s)
Basic	457,632	455,570
Diluted	480,348	478,857

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	12 Weeks Ended
	November 23, 2003	November 24, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160,175	$145,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,339	85,621
Accretion of discount on zero coupon notes	4,187	4,045
Stock-based compensation	5,878	52
Undistributed equity earnings in affiliates	(5,320)	(5,052)
Net loss on sale of property and equipment and other	637	1,336
Provision for impaired assets	1,500	2,305
Change in deferred income taxes	3,258	4,697
Tax benefit from exercise of stock options	1,390	3,091
Change in receivables, other current assets, deferred income, accrued and other current liabilities	409,449	135,554
Increase in merchandise inventories	(696,492)	(552,575)
Increase in accounts payable	721,280	475,560

Total adjustments	543,106	154,634

Net cash provided by operating activities	703,281	300,363

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(222,078)	(283,149)
Proceeds from the sale of property and equipment	441	4,294
Purchase of minority interest	(95,153)	—
Increase in short-term investments	(110,186)	—
(Increase)/decrease in other assets and other, net	(1,978)	2,874

Net cash used in investing activities	(428,954)	(275,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(33,211)	(29,242)
Net proceeds from issuance of long-term debt	—	24,618
Repayments of long-term debt	(2,041)	(2,476)
Changes in bank checks outstanding	(12,768)	(114,932)
Proceeds from minority interests	616	1,234
Exercise of stock options	5,923	6,028

Net cash used in financing activities	(41,481)	(114,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,235	(2,276)

Net increase/(decrease) in cash and cash equivalents	256,081	(92,664)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,545,439	805,518

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,801,520	$712,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$3,629	$3,129
Income taxes	$58,096	$14,082

The accompanying notes are an integral part of these condensed consolidated financial statements

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2003.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the Costco Wholesale name.

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 23, 2003, Costco operated 429 warehouse clubs: 317 in the United States; 62 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 23 warehouses in Mexico with a joint venture partner.

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Fiscal Years

The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal year 2004 is a 52-week year, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter, ending August 29, 2004 consisting of 16 weeks. Fiscal year 2003 was also a 52-week year, which ended August 31, 2003.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $1,801,520 at November 23, 2003 and $1,545,439 at August 31, 2003, credit and debit card receivables were $450,345 and $412,861, respectively.

Short-term Investments

Short-term investments have a maturity of three months to five years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other accumulated comprehensive income or loss.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $1,432 at November 23, 2003 and $1,529 at August 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of buy-downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic and rational approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter for the expected annual effect of inflation and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $19,500 at both November 23, 2003 and August 31, 2003.

	November 23, 2003	August 31, 2003
Merchandise inventories consist of:
United States (primarily LIFO)	$3,282,489	$2,668,342
Foreign (FIFO)	797,265	671,086

Total	$4,079,754	$3,339,428

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a $1,500 pre-tax, non-cash charge in the first quarter of 2004, reflecting its estimate of impairment relating to real property as compared to a $2,305 pre-tax, non-cash charge in the first quarter of fiscal 2003 reflecting its estimate of impairment relating to closed warehouses. The charges reflect the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $76,937 at November 23, 2003 and $46,549 at August 31, 2003. This increase is predominantly a result of the acquisition of a 20% equity interest in Costco UK Limited from Carrefour Nederland B.V. on October 3, 2003. On September 3, 2001, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at November 23, 2003 and at August 31, 2003 are $216,099 and $216,980 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at November 23, 2003 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

As of November 23, 2003, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $36,036, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

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

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns (sales returns net of cost of goods sold) was $4,869 at both November 23, 2003 and August 31, 2003.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year life of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the 12 weeks ended November 23, 2003 and November 24, 2002, and the related liability as of those dates were as follows:

	November 23, 2003	November 24, 2002
Two-percent reward sales reduction	$47,594	$37,746
Two-percent unredeemed reward liability	$120,743	$97,394

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” All employee stock option grants made subsequent to fiscal 2002 are to be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended
	November 23, 2003	November 24, 2002
Net income, as reported	$160,175	$145,729
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,703	32
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,167)	(17,698)

Pro-forma net income	$149,711	$128,063

Earnings per share:
Basic – as reported	$.35	$.32

Basic – pro-forma	$.33	$.28

Diluted – as reported	$.34	$.31

Diluted – pro-forma	$.32	$.27

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and receivables approximate fair value due to their short-term nature or variable interest rates. All short-term

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

investments have a maturity of three months to five years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other accumulated comprehensive income or loss.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses, that were otherwise not impaired, to larger and better-located facilities. As of November 23, 2003, the Company’s reserve for warehouse closing costs was $10,470, which relates almost entirely to lease obligations. This compares to a reserve for warehouse closing costs of $8,609 at August 31, 2003, of which $7,833 related to lease obligations.

Interest Income and Other

Interest income and other includes:

	12 Weeks Ended
	November 23, 2003	November 24, 2002
Interest income	$4,477	$3,107
Minority interest/earnings of affiliates and other	3,426	4,527

Total	$7,903	$7,634

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

Net Income Per Common Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended
	November 23, 2003	November 24, 2002
Net income available to common stockholders used in basic EPS	$160,175	$145,729
Interest on convertible bonds, net of tax	2,638	2,467

Net income available to common stockholders after assumed conversions of dilutive securities	$162,813	$148,196

Weighted average number of common shares used in basic EPS (000’s)	457,632	455,570
Stock options (000’s)	3,371	3,942
Conversion of convertible bonds (000’s)	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	480,348	478,857

The diluted share base calculation for the fiscal quarters ended November 23, 2003 and November 24, 2002 excludes 36,887,935 and 29,012,822 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows in the first quarter of fiscal 2004.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this consensus did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows in the first quarter of fiscal 2004.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

In November 2002, the EITF reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus will not have a significant impact on an annual basis. However, the application of the consensus has resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and will extend the recognition time frame beyond that which was in effect for similar contracts entered into prior to December 31, 2002. Net income for the first quarter of fiscal 2004 was negatively impacted by $20,160 after-tax ($.04 per diluted share) due to the adoption of this interpretation. The EITF consensus establishes a presumption that cash received from vendors is a reduction in the purchase price and should be recognized as a reduction in the cost of sales at the time the related inventory is sold.

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

Note (2)—Short-term Investments

Short-term investments at November 23, 2003 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency securities	$47,684	$84	$(10)	$47,758
Money market mutual funds	17,841	—	—	17,841
Corporate notes and bonds	37,386	107	(6)	37,487
Asset backed securities	4,889	26	(5)	4,910
Mortgage backed securities	2,190	—	—	2,190

Total short-term investments	$109,990	$217	$(21)	$110,186

Note (3)—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $236,588 and $132,263 for the first quarters of fiscal 2004 and 2003, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being the foreign currency translation adjustment.

Note (4)—Stock-based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002 using the “prospective method.” All employee stock option grants made in fiscal 2003 and in future years will be expensed over the stock option vesting period based on the fair value at the date the options are

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (4)—Stock-based Compensation (Continued)

granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants.

In the first quarter of fiscal 2004, the Company recognized stock compensation costs of $5,878 versus stock compensation costs of $52 in the first quarter of fiscal 2003.

Additional stock compensation costs that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $16,609 (pre-tax) in the first quarter of fiscal 2004 and $28,725 (pre-tax) in the first quarter of fiscal 2003.

Note (5)—Debt

Bank Credit Facilities and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004, and $150,000 expires on November 15, 2005. At November 23, 2003, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total company indebtedness. At November 23, 2003, the Company was in compliance with all covenants.

In addition, a wholly-owned Canadian subsidiary has a $153,000 commercial paper program supported by a $46,000 bank credit facility with a Canadian bank, which expires in March 2004. At November 23, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $346,000 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $27,566 bank line of credit, which expires in November 2004. At November 23, 2003, no amounts were outstanding under the line of credit.

The Company’s UK subsidiary has a $102,378 bank revolving credit facility and a $42,658 bank overdraft facility, both expiring in February 2007. At November 23, 2003, $17,063 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $374,000. The outstanding commitments under these facilities at November 23, 2003 totaled approximately $89,000, including approximately $49,000 in standby letters of credit.

Note (6)—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (6)—Commitments and Contingencies (Continued)

behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Presently, claims are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. In neither case has the Court determined whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions. The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

Note (7)—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, the United Kingdom and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility and exclude the Mexico joint-venture, as it is accounted for under the equity method and therefore its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 23, 2003
Total revenue	$8,517,629	$1,407,151	$596,698	$10,521,478
Operating income	205,267	37,716	11,835	254,818
Depreciation and amortization	79,948	9,357	8,034	97,339
Capital expenditures	195,195	23,612	3,271	222,078
Long lived assets	5,819,930	669,036	670,304	7,159,270
Total assets	11,238,109	1,869,987	1,218,194	14,326,290
Net assets	5,202,396	843,036	759,327	6,804,759
Twelve Weeks Ended November 24, 2002
Total revenue	$7,583,627	$1,124,259	$490,699	$9,198,585
Operating income	187,694	44,281	5,817	237,792
Depreciation and amortization	70,885	7,122	7,614	85,621
Capital expenditures	249,034	22,464	11,651	283,149
Long lived assets	5,557,044	523,272	629,778	6,710,094
Total assets	9,902,349	1,278,365	1,054,741	12,235,455
Net assets	4,651,258	583,048	601,365	5,835,671
Year Ended August 31, 2003
Total revenue	$35,119,039	$5,237,023	$2,189,490	$42,545,552
Operating income	927,590	199,043	29,995	1,156,628
Depreciation and amortization	323,850	33,732	33,720	391,302
Capital expenditures	698,713	68,432	43,520	810,665
Long lived assets	5,705,675	612,647	641,686	6,960,008
Total assets	10,522,260	1,579,972	1,089,456	13,191,688
Net assets	5,141,056	783,521	630,403	6,554,980

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.