Form 10-Q
period 2004-02-15
COSTCO WHOLESALE CORP /NEW
filed 2004-03-25
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 15, 2004

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

The number of shares outstanding of the registrant’s common stock as of March 19, 2004 was 458,989,826.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheets as of February 15, 2004, and August 31, 2003, the unaudited condensed consolidated statements of income for the 12-week and 24-week periods ended February 15, 2004 and February 16, 2003 and the unaudited condensed consolidated statements of cash flows for the 24-week periods ended February 15, 2004 and February 16, 2003, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of February 15, 2004, and for the 12-week and 24-week periods ended February 15, 2004 and February 16, 2003, performed by KPMG LLP, independent public accountants.

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

Forward-looking Statements

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

Results of Operations (dollars in thousands, except per share data)

Overview

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

At February 15, 2004, Costco operated 430 warehouse clubs: 318 in the United States; 62 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 23 warehouses in Mexico with a joint venture partner. The 23 Mexico warehouses are not consolidated, but are accounted for on an equity basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Net income for the second quarter of fiscal 2004 increased 24.6% to $226,792, or $.48 per diluted share, compared to $182,065, or $.39 per diluted share, during the second quarter of fiscal 2003. Included in the second quarter fiscal 2003 operating results was a pre-tax charge of $26,000 ($16,000, or $.03 per share after tax), reflecting an increase in workers’ compensation loss reserves.

Net income for the first half of fiscal 2004 increased 18.1% to $386,967, or $.82 per diluted share, compared to $327,794, or $.70 per diluted share, during the first half of fiscal 2003.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Percentage Increase/(Decrease) (in dollar amounts)
	February 16, 2003	February 15, 2004	February 16, 2003	February 15, 2004	Twelve Weeks	Twenty-four Weeks
Net sales	100.00%	100.00%	100.00%	100.00%	14.2%	14.3%
Membership fees	1.95	1.93	2.02	1.99	12.9	12.7
Gross margin (A)	10.89	10.84	10.78	10.71	13.7	13.5
Selling, general and administrative	9.75	9.57	9.80	9.78	12.2	14.1
Preopening expenses	0.07	0.04	0.13	0.07	(41.0)	(43.2)
Provision for impaired assets and closing costs	0.05	0.03	0.06	0.03	(33.3)	(26.3)

Operating income	2.97	3.13	2.81	2.82	20.4	14.5

Interest expense	0.08	0.07	0.09	0.08	3.2	1.6
Interest income and other	0.09	0.12	0.09	0.10	45.5	26.2

Income before income taxes	2.98	3.18	2.81	2.84	21.6	15.2
Provision for income taxes	1.14	1.18	1.08	1.05	16.9	10.8

Net Income	1.84%	2.00%	1.73%	1.79%	24.6%	18.1%

(A)	Defined as Net sales less Merchandise costs.

Net Sales

Net sales increased 14.2% to $11,330,214 during the second quarter of fiscal 2004, from $9,920,324 during the second quarter of fiscal 2003. For the first half of fiscal 2004, net sales increased 14.3% to $21,640,036, from $18,930,895 during the first half of fiscal 2003. These increases were due to an increase in comparable warehouse sales, which accounted for approximately 80% of the sales increases, and to the opening of a net 16 new warehouses (20 opened, 4 closed) since the end of the second quarter of fiscal 2003, which accounted for the remaining approximately 20% of the sales increases.

For the second quarter of fiscal 2004, comparable sales, that is, sales in warehouses open for at least one year, increased 11% over the second quarter of fiscal 2003 and increased 11% for the first half of fiscal 2004 over the first half of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Changes in prices of merchandise did not materially affect the sales increases. Translation of foreign sales into U.S. dollars contributed to the increase in sales due to the stronger foreign currencies, accounting for an increase in total and comparable sales of approximately 270 basis points for both the quarter and the first half of fiscal 2004. In addition, warehouse sales were positively impacted by the supermarket strikes in California, since October 12, 2003. The supermarket strike’s positive impact to sales was estimated to be in the range of 75 to 100 basis points. On March 7, 2004, union employees of these supermarkets voted to accept management’s offer and end the strike; and in the subsequent two weeks they began returning to work.

Membership Fees

Membership fees and other revenue increased 12.9% to $218,760, or 1.93% of net sales, in the second quarter of fiscal 2004 from $193,843, or 1.95% of net sales, in the second quarter of fiscal 2003 and increased 12.7% to $430,416, or 1.99% of net sales, in the first half of fiscal 2004 from $381,857, or 2.02% of net sales, in the first half of fiscal 2003. Increases in membership fee income reflected new membership sign-ups, both at new warehouses opened since the end of the second quarter of fiscal 2003 and at existing warehouses; increased penetration of the Company’s Executive Membership, including the rollout of this program into Canada, which began in the first quarter of fiscal 2004; and high overall member renewal rates (currently 86%) consistent with recent year’s renewal rates.

Gross Margin

Gross margin (defined as net sales less merchandise costs) increased 13.7% to $1,228,237, or 10.84% of net sales, in the second quarter of fiscal 2004 from $1,079,913, or 10.89% of net sales, in the second quarter of fiscal 2003. The five basis point decrease in gross margin as a percentage of net sales reflected a reduction of two basis points in the Company’s warehouse and ancillary businesses gross margin. Gross margins increased year-over-year in many of the Company’s merchandise categories (such as Food and Sundries, Hardlines and Fresh Foods), but declined slightly overall due to weaker year-over-year Softlines margins and changes in sales mix. Other factors impacting gross margin included an eight basis point increase in margin caused by a change in the timing of the recognition of some vendor allowances in complying with the Emerging Issues Task Force (EITF) Issue No. 02-16; and a reduction in gross margin by 11 basis points due to the increased costs related to the Executive Membership Two-Percent Reward Program; the latter, due to an increase in the penetration of the Executive Member purchases, including the recent rollout of the program in Canada.

Gross margin increased 13.5% to $2,317,937, or 10.71% of net sales, in the first half of fiscal 2004 from $2,041,587, or 10.78% of net sales, in the first half of fiscal 2003. The seven basis point, year-to-date decrease in gross margin as a percentage of net sales reflected a 13 basis point increase in the Company’s warehouse and ancillary businesses gross margin, which was significantly impacted by strong year-over-year increases in both gasoline sales and gasoline gross margin. This increase by 13 basis points year-over-year in gross margin was offset by a ten basis point decrease in margin caused by a change in the timing of the recognition of some vendor allowances (EITF 02-16). Additionally, a reduction in gross margin by ten basis points was due to the increased costs related to the Executive Membership Two-Percent Reward Program, resulting from an increase in the penetration of the Executive Member purchases, including the recent rollout of the program in Canada.

The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. No change in the LIFO provision was made in the second quarters of both fiscal 2004 and fiscal 2003, as well as the first half of both fiscal 2004 and 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent of net sales decreased to 9.57% during the second quarter of fiscal 2004 from 9.75% during the second quarter of fiscal 2003; and decreased to 9.78% during the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

first half of fiscal 2004 from 9.80% during the first half of fiscal 2003. These decreases were primarily due to a reduction in workers’ compensation charges, as the Company incurred a $26,000 pre-tax charge in the second quarter of fiscal 2003, reflecting an increase in workers’ compensation loss reserves as a result of an adverse development of prior year’s loss costs and other developments indicating continued trends of rising claim costs, predominantly in the State of California. This prior year workers’ compensation charge accounted for a 23 basis point decrease in SG&A expenses for the second quarter, and an 11 basis point decrease for the first half of fiscal 2004 year-over-year.

Additionally, for both the second quarter and the first half of fiscal 2004, warehouse payroll and utility costs also positively impacted SG&A comparisons year-over-year by approximately nine basis points quarter-over-quarter and ten basis points for the first half of fiscal 2004. This decrease was partially offset with increases in healthcare and other benefits related costs, which accounted for a six and ten basis point increase for the quarter and first half of fiscal 2004, respectively, and in stock-based compensation costs of approximately five basis points for both the quarter and first half of fiscal 2004.

Preopening Expenses

Preopening expenses totaled $4,216, or .04% of net sales, during the second quarter of fiscal 2004 compared to $7,145, or .07% of net sales, during the second quarter of fiscal 2003. One warehouse was opened in the second quarter of fiscal 2004 compared to five warehouses opened during last year’s second quarter. Preopening costs per warehouse were not appreciably higher in fiscal 2004 as the Company incurred preopening costs in fiscal 2004 for one warehouse that opened four days subsequent to the quarter ended February 15, 2004 and the Company incurred slightly higher costs for remodels in fiscal 2004 than in fiscal 2003.

Preopening expenses totaled $14,341, or .07% of net sales, during the first half of fiscal 2004 compared to $25,262, or .13% of net sales, during the first half of fiscal 2003. Ten warehouses (including one relocation) were opened in the first half of fiscal 2004 compared to 19 warehouses (including two relocated warehouses) opened during last fiscal year’s first half.

Provision for Impaired Assets and Closing Costs

The provision for impaired assets and closing costs totaled $3,000 in the second quarter of fiscal 2004 compared to $4,500 in the second quarter of fiscal 2003 and totaled $7,000 in the first half of fiscal 2004 compared to $9,500 in the first half of fiscal 2003. Both fiscal 2004 and 2003 provisions include costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, and any losses or gains resulting from the sale of real property.

Interest Expense

Interest expense totaled $8,261 in the second quarter of fiscal 2004 compared to $8,003 in the second quarter of fiscal 2003 and totaled $16,736 in the first half of fiscal 2004 compared to $16,471 in the first half of fiscal 2003. Interest expense in both fiscal 2004 and fiscal 2003 primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2 % Zero Coupon Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction has been lower in fiscal 2004 than in fiscal 2003.

Interest Income and Other

Interest income and other totaled $13,072 in the second quarter of fiscal 2004 compared to $8,983 in the second quarter of fiscal 2003 and totaled $20,975 in the first half of fiscal 2004 compared to $16,617 in the first

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

half of fiscal 2003. This increase primarily reflects increased interest income resulting from higher cash and cash equivalents balances and short-term investments on hand throughout the first half of fiscal 2004 as compared to the first half of fiscal 2003. In addition, year-over-year earnings increases in Costco Mexico, the Company’s 50%-owned joint venture, positively impacted this change.

Provision for Income Taxes

The effective income tax rate on earnings in both the second quarter and first half of fiscal 2004 was 37%, compared to 38.5% in both the second quarter and first half of fiscal 2003, primarily attributable to lower statutory income tax rates for foreign operations.

Liquidity and Capital Resources (dollars in thousands)

Cash Flows

Cash flow generated from warehouse operations provides a significant source of liquidity. Net cash provided by operating activities totaled $1,272,684 in the first half of fiscal 2004 compared to $906,513 in the first half of fiscal 2003. The increase of $366,171 is primarily a result of an increase in the change in receivables, other current assets, deferred income and accrued and other current liabilities of $337,440, due primarily to the collection of an operating tax receivable and increases in the healthcare cost accrual and deferred vendor allowances in the first half of fiscal 2004 compared to the same period of fiscal 2003.

The primary component of net cash used in investing activities continues to be the purchase of property and equipment related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $532,513 in the first half of fiscal 2004 compared to $443,708 in the first half of fiscal 2003, an increase of $88,805. The increase in investing activities primarily relates to an increase in short-term investments of $111,709 and the purchase of a 20% minority interest in Costco Wholesale UK Limited of $95,153; which was partially offset by a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $118,305 between the first half of fiscal 2004 and fiscal 2003, as new warehouse openings decreased year-over-year from 19 (including two relocated warehouses) in fiscal 2003 to 10 in fiscal 2004.

Net cash used in financing activities totaled $131,969 in the first half of fiscal 2004 compared to $105,579 in the first half of fiscal 2003. The increase of $26,390 primarily resulted from a decrease in long-term borrowings year-over-year.

Expansion Plans

Costco’s primary requirement for new capital is for the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $700,000 to $800,000 during fiscal 2004 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the second quarter of fiscal 2004, expenditures of approximately $330,918 had been incurred by the Company. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (totaling $2,287,646 as of February 15, 2004), short-term

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

borrowings under revolving credit facilities and other financing sources as required. Of the $2,287,646, approximately $417,000 represented debit and credit card receivables primarily related to weekend sales immediately prior to the quarter-end close. Expansion plans for the United States and Canada during the remainder of fiscal 2004 are to open an additional eight to ten new warehouse clubs, including one to two relocations.

Additional Equity Investment in Subsidiary

On October 3, 2003, the Company acquired from Carrefour Nederland B.V. it’s 20% equity interest in Costco Wholesale UK Limited for cash of approximately $95,153, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

Bank Credit Facilities and Commercial Paper Programs (all dollar amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004, and $150,000 expires on November 15, 2005. At February 15, 2004, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total Company indebtedness. At February 15, 2004, the Company was in compliance with all covenants.

In addition, a wholly-owned Canadian subsidiary has a $152,000 commercial paper program supported by a $45,700 bank credit facility with a Canadian bank, which expires in March 2005. At February 15, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $345,700 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $28,500 bank line of credit, which expires in November 2004. At February 15, 2004, no amounts were outstanding under the line of credit.

The Company’s wholly-owned UK subsidiary has a $113,800 bank revolving credit facility and a $47,400 bank overdraft facility, both expiring in February 2007. At February 15, 2004, $43,615 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $374,000. The outstanding commitments under these facilities at February 15, 2004 totaled approximately $114,300, including approximately $46,000 in standby letters of credit.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at February 15, 2004 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of February 15, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

amount of $600,000 and an aggregate fair value of $38,490, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory.

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003 and revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purpose entities. The Company is currently evaluating the potential impact the adoption of this interpretation will have on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus will not have a significant impact on the Company on an annual basis. However, the application of the consensus has resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and will extend the recognition time frame beyond that which was in effect for similar contracts entered into prior to December 31, 2002. Net income for the second quarter of fiscal 2004 was positively impacted by $5,772 after-tax ($.01 per diluted share) and was negatively impacted for the year-to-date period ended February 15, 2004 by $14,593 after-tax ($.03 per diluted share) due to the adoption of EITF 02-16.

In November 2003, the EITF reached consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, will apply to such transactions starting with the Company’s fiscal third quarter of 2004. The adoption of EITF 03-10 will not affect the Company’s consolidated gross profit or net income, but will result in a reduction of both net sales and merchandise costs by an equal amount.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation as of February 15, 2004, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to their evaluation.

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

The date for the Company to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (relating to internal controls) has been delayed by the SEC until fiscal year-end 2005.

PART II—OTHER INFORMATION

( dollars in thousands)

ITEM 1. Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC 792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC 296369. Presently, claims are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. In neither case has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions. The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting was held at 10:00 a.m. on January 29, 2004 at the Meydenbauer Center, 11100 NE 6th Street, Bellevue, Washington. Stockholders of record at the close of business on December 5, 2003 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 457,883,192 shares outstanding. The matters presented for vote received the following total, for, against and abstained votes as noted below.

(1)	To elect four Class II directors to hold office until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified.

	Total Shares Voted/(%)	For Votes/(%)	Withheld Authority and Abstained Votes/(%)
Benjamin S. Carson	395,879,113	373,738,561	22,140,552
	86.46%	94.41%	5.59%
Hamilton E. James	395,879,113	370,397,055	25,482,058
	86.46%	93.56%	6.44%
Jill S. Ruckelshaus	395,879,114	371,938,275	23,940,839
	86.46%	93.95%	6.05%
William H. Gates, II	395,879,113	373,697,031	22,182,082
	86.46%	94.40%	5.60%

(2)	To elect one Class I director to hold office until the 2006 Annual Meeting of Stockholders and until his successor is elected and qualifed.

	Total Shares Voted/(%)	For Votes/(%)	Withheld Authority and Abstained Votes/(%)
Daniel J. Evans	395,879,113	371,655,639	24,223,474
	86.46%	93.88%	6.12%

(3)	To consider a shareholder proposal to elect directors annually and not by classes.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
308,154,642	229,310,867	73,783,466	5,060,309
67.30%	74.41%	23.95%	1.64%

(4)	To consider a shareholder proposal that the Board of Directors develop a policy for land procurement and use that incorporates social and environmental factors.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
308,085,380	17,952,927	258,977,512	31,154,941
67.28%	5.83%	84.06%	10.11%

(5)	To consider and ratify the selection of the Company’s independent public accountants, KMPG LLP.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
395,879,112	379,824,410	12,901,228	3,153,474
86.46%	95.94%	3.26%	0.80%

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference:

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(15.1)	Letter of KPMG LLP regarding unaudited financial information

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Independent Accountants’ Review Report

(b) One report on Form 8-K was filed during the 12-week period ended February 15, 2004. On December 9, 2003 the Company filed a Form 8-K, which contained its press release of the financial results of the first quarter of fiscal 2004. The Company filed an 8-K on March 3, 2004, subsequent to the quarter end, which contained its press release of the financial results of the second quarter results of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION

(Registrant)

Date: March 25, 2004	/s/ JAMES D. SINEGAL

James D. Sinegal President, Chief Executive Officer

Date: March 25, 2004	/s/ RICHARD A. GALANTI

Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	February 15, 2004	August 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,175,937	$1,545,439
Short-term investments	111,709	—
Receivables, net	308,864	556,090
Merchandise inventories	3,642,364	3,339,428
Other current assets	260,721	270,581

Total current assets	6,499,595	5,711,538

PROPERTY AND EQUIPMENT
Land	2,252,437	2,173,685
Buildings, leaseholds and land improvements	5,104,811	4,831,236
Equipment and fixtures	1,971,686	1,846,324
Construction in progress	105,739	154,181

	9,434,673	9,005,426
Less accumulated depreciation and amortization	(2,231,785)	(2,045,418)

Net property and equipment	7,202,888	6,960,008

OTHER ASSETS	574,985	520,142

	$14,277,468	$13,191,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term borrowings	$43,615	$47,421
Accounts payable	3,267,942	3,131,320
Accrued salaries and benefits	930,916	734,261
Accrued sales and other taxes	240,631	207,392
Deferred membership income	460,337	401,357
Other current liabilities	644,029	489,356

Total current liabilities	5,587,470	5,011,107
LONG-TERM DEBT	1,313,185	1,289,649
DEFERRED INCOME TAXES AND OTHER LIABILITIES	203,605	209,835

Total liabilities	7,104,260	6,510,591

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	61,417	126,117

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 458,776,000 and 457,479,000 shares issued and outstanding	2,294	2,287
Additional paid-in capital	1,325,975	1,280,942
Other accumulated comprehensive income (loss)	46,824	(77,980)
Retained earnings	5,736,698	5,349,731

Total stockholders’ equity	7,111,791	6,554,980

	$14,277,468	$13,191,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 15, 2004	February 16, 2003	February 15, 2004	February 16, 2003
REVENUE
Net sales	$11,330,214	$9,920,324	$21,640,036	$18,930,895
Membership fees	218,760	193,843	430,416	381,857

Total revenue	11,548,974	10,114,167	22,070,452	19,312,752
OPERATING EXPENSES
Merchandise costs	10,101,977	8,840,411	19,322,099	16,889,308
Selling, general and administrative	1,084,605	967,051	2,117,018	1,855,830
Preopening expenses	4,216	7,145	14,341	25,262
Provision for impaired assets and closing costs	3,000	4,500	7,000	9,500

Operating income	355,176	295,060	609,994	532,852
OTHER INCOME (EXPENSE)
Interest expense	(8,261)	(8,003)	(16,736)	(16,471)
Interest income and other	13,072	8,983	20,975	16,617

INCOME BEFORE INCOME TAXES	359,987	296,040	614,233	532,998
Provision for income taxes	133,195	113,975	227,266	205,204

NET INCOME	$226,792	$182,065	$386,967	$327,794

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.49	$0.40	$0.85	$0.72

Diluted	$0.48	$0.39	$0.82	$0.70

Shares used in calculation (000’s)
Basic	458,228	455,927	457,929	455,748
Diluted	481,537	478,564	480,885	478,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	24 Weeks Ended
	February 15, 2004	February 16, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$386,967	$327,794
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity earnings in joint ventures	(11,463)	(10,310)
Depreciation and amortization	199,813	175,010
Stock-based compensation	11,853	395
Accretion of discount on zero coupon notes	8,374	8,089
Net loss on sale of property and equipment and other	313	1,632
Provision for impaired assets	1,500	4,829
Change in deferred income taxes	1,922	17,138
Tax benefit from exercise of stock options	7,102	4,551
Change in receivables, other current assets, deferred income, accrued and other current liabilities	684,190	346,750
Increase in merchandise inventories	(243,385)	(76,490)
Increase in accounts payable	225,498	107,125

Total adjustments	885,717	578,719

Net cash provided by operating activities	1,272,684	906,513

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(330,918)	(449,223)
Proceeds from the sale of property and equipment	1,076	15,135
Purchase of minority interest	(95,153)	—
Increase in short-term investments	(111,709)	—
Decrease/(increase) in other assets and other, net	4,191	(9,620)

Net cash used in investing activities	(532,513)	(443,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(12,222)	(4,197)
Net proceeds from issuance of long-term debt	—	26,587
Repayments of long-term debt	(4,250)	(5,180)
Changes in bank checks outstanding	(143,210)	(135,199)
Proceeds from minority interests	1,628	3,005
Exercise of stock options	26,085	9,405

Net cash used in financing activities	(131,969)	(105,579)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22,296	6,258

Net increase in cash and cash equivalents	630,498	363,484
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,545,439	805,518

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,175,937	$1,169,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,549	$10,627
Income taxes	$159,178	$97,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 15, 2004, Costco operated 430 warehouse clubs: 318 in the United States; 62 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 23 warehouses in Mexico with a joint venture partner.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $2,175,937 at February 15, 2004 and $1,545,439 at August 31, 2003, credit and debit card receivables were $417,000 and $412,861, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $1,333 at February 15, 2004 and $1,529 at August 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of buy downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of merchandise costs as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic and rational approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $19,500 at both February 15, 2004 and August 31, 2003.

	February 15, 2004	August 31, 2003
Merchandise inventories consist of:
United States (primarily LIFO)	$2,811,973	$2,668,342
Foreign (FIFO)	830,391	671,086

Total	$3,642,364	$3,339,428

The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company’s fiscal year.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over twenty-five to

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

thirty-five years; equipment and fixtures are depreciated over three to ten years; and leasehold improvements are amortized over the initial term of the lease or estimated asset life, if shorter.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a $1,500 pre-tax, non-cash charge in the first half of fiscal 2004, with no charge in the second quarter, reflecting its estimate of impairment relating to real property, as compared to a $2,524 and $4,829 pre-tax, non-cash charge in the second quarter and for the first half of fiscal 2003, respectively, reflecting its estimate of impairment relating to closed warehouses. The charges reflect the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $76,762 at February 15, 2004 and $46,549 at August 31, 2003. This increase is predominantly a result of the acquisition of a 20% equity interest in Costco Wholesale UK Limited from Carrefour Nederland B.V. on October 3, 2003. On September 3, 2001, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at February 15, 2004 and at August 31, 2003 are $83,889 and $216,980 respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

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

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

aggregate amount of foreign exchange contracts outstanding at February 15, 2004 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of February 15, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $38,490, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

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

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns (sales returns net of merchandise costs) approximated $5,000 at February 15, 2004 and August 31, 2003.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year life of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the 12 weeks and 24 weeks ended February 15, 2004 and February 16, 2003, and the related liability as of those dates were as follows:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2004	February 16, 2003	February 15, 2004	February 16, 2003
Two-percent reward sales reduction	$57,150	$39,863	$104,745	$73,609
Two-percent unredeemed reward liability	$139,838	$103,355	$139,838	$103,355

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” All employee stock option grants made subsequent to fiscal 2002 are to be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants in periods prior to fiscal 2003.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2004	February 16, 2003	February 15, 2004	February 16, 2003
Net income, as reported	$226,792	$182,065	$386,967	$327,794
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,764	211	7,467	243
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(13,796)	(17,022)	(27,963)	(34,720)

Pro-forma net income	$216,760	$165,254	$366,471	$293,317

Earnings per share:
Basic – as reported	$.49	$.40	$.85	$.72

Basic – pro-forma	$.47	$.36	$.80	$.64

Diluted – as reported	$.48	$.39	$.82	$.70

Diluted – pro-forma	$.46	$.35	$.77	$.62

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses, which were otherwise not impaired, to larger and better-located facilities. As of February 15, 2004, the Company’s reserve for warehouse closing costs was $9,791, which relates almost entirely to lease obligations. This compares to a reserve for warehouse closing costs of $8,609 at August 31, 2003, of which $7,833 related to lease obligations.

Interest Income and Other

Interest income and other includes:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2004	February 16, 2003	February 15, 2004	February 16, 2003
Interest income	$7,570	$4,933	$12,048	$8,040
Minority interest/earnings of affiliates and other	5,502	4,050	8,927	8,577

Total	$13,072	$8,983	$20,975	$16,617

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

	12 Weeks Ended		24 Weeks Ended
	February 15, 2004	February 16, 2003	February 15, 2004	February 16, 2003
Net income available to common stockholders used in basic EPS	$226,792	$182,065	$386,967	$327,794
Interest on convertible bonds, net of tax	2,638	2,507	5,276	4,974

Net income available to common stockholders after assumed conversions of dilutive securities	$229,430	$184,572	$392,243	$332,768

Weighted average number of common shares used in basic EPS (000’s)	458,228	455,927	457,929	455,748
Stock options (000’s)	3,964	3,292	3,611	3,649
Conversion of convertible bonds (000’s)	19,345	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	481,537	478,564	480,885	478,742

The diluted share base calculation for the fiscal quarters ended February 15, 2004 and February 16, 2003 excludes 28,074,272 and 29,754,347 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 15, 2004 and February 16, 2003, excluded 29,063,073 and 29,803,398 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003 and revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purpose entities. The Company is currently evaluating the potential impact the adoption of this interpretation will have on its consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (1)—Summary of Significant Accounting Policies (Continued)

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on certain issues discussed in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus will not have a significant impact on the Company on an annual basis. However, the application of the consensus has resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and will extend the recognition time frame beyond that which was in effect for similar contracts entered into prior to December 31, 2002. Net income for the second quarter of fiscal 2004 was positively impacted by $5,772 after-tax ($.01 per diluted share) and was negatively impacted for the year-to-date period ended February 15, 2004 by $14,593 after-tax ($.03 per diluted share) due to the adoption of EITF 02-16.

In November 2003, the EITF reached consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction of the cost of the resellers purchases and, therefore, characterized as a reduction in cost of sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, will apply to such transactions starting with the Company’s fiscal third quarter of 2004. The adoption of EITF 03-10 will not affect the Company’s consolidated gross profit or net income, but will result in a reduction of both net sales and merchandise costs by an equal amount.

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

Note (2)—Short-term Investments

Short-term investments at February 15, 2004 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency securities	$46,017	$398	$—	$46,415
Money market mutual funds	11,347	—	—	11,347
Corporate notes and bonds	38,271	430	—	38,701
Asset backed securities	13,114	64	(4)	13,174
Mortgage backed securities	2,057	15	—	2,072

Total short-term investments	$110,806	$907	$(4)	$111,709

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (3)—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $275,183 and $208,291 for the second quarters of fiscal 2004 and 2003, respectively and $511,771 and $340,554 for the first half of fiscal 2004 and 2003, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being the foreign currency translation adjustment.

Note (4)—Stock-based Compensation

The Company recognized stock compensation costs of $5,975 and $11,853, respectively, in the second quarter of fiscal 2004 and the first half of fiscal 2004, versus stock compensation costs of $343 and $395, respectively, in the second quarter of fiscal 2003 and the first half of fiscal 2003.

Additional stock compensation costs that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $15,924 and $32,533 (pre-tax) in the second quarter and first half of fiscal 2004, respectively, and $27,678 and $56,456 (pre-tax) in the second quarter and first half of fiscal 2003.

Note (5)—Debt

Bank Credit Facilities and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004, and $150,000 expires on November 15, 2005. At February 15, 2004, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total Company indebtedness. At February 15, 2004, the Company was in compliance with all covenants.

In addition, a wholly-owned Canadian subsidiary has a $152,000 commercial paper program supported by a $45,700 bank credit facility with a Canadian bank, which expires in March 2005. At February 15, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $345,700 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $28,500 bank line of credit, which expires in November 2004. At February 15, 2004, no amounts were outstanding under the line of credit.

The Company’s wholly-owned UK subsidiary has a $113,800 bank revolving credit facility and a $47,400 bank overdraft facility, both expiring in February 2007. At February 15, 2004, $43,615 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $374,000. The outstanding commitments under these facilities at February 15, 2004 totaled approximately $114,300, including approximately $46,000 in standby letters of credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

Note (6)—Commitments And Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Presently, claims are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. In neither case has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions. The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note (7)—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, the United Kingdom and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility and exclude the Mexico joint-venture, as it is accounted for under the equity method and, therefore, its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Twenty-Four Weeks Ended February 15, 2004
Total revenue	$18,001,049	$2,845,373	$1,224,030	$22,070,452
Operating income	478,595	104,268	27,131	609,994
Depreciation and amortization	164,209	19,140	16,464	199,813
Capital expenditures	276,709	47,341	6,868	330,918
Long lived assets	5,806,196	678,461	718,231	7,202,888
Total assets	11,333,495	1,653,104	1,290,869	14,277,468
Net assets	5,421,562	869,980	820,249	7,111,791
Twenty-Four Weeks Ended February 16, 2003
Total revenue	$16,001,642	$2,312,279	$998,831	$19,312,752
Operating income	422,075	95,057	15,720	532,852
Depreciation and amortization	145,003	14,592	15,415	175,010
Capital expenditures	389,606	35,365	24,252	449,223
Long lived assets	5,614,135	549,621	643,484	6,807,240
Total assets	9,999,746	1,293,355	1,049,742	12,342,843
Net assets	4,812,598	632,788	603,756	6,049,142
Year Ended August 31, 2003
Total revenue	$35,119,039	$5,237,023	$2,189,490	$42,545,552
Operating income	927,590	199,043	29,995	1,156,628
Depreciation and amortization	323,850	33,732	33,720	391,302
Capital expenditures	698,713	68,432	43,520	810,665
Long lived assets	5,705,675	612,647	641,686	6,960,008
Total assets	10,522,260	1,579,972	1,089,456	13,191,688
Net assets	5,141,056	783,521	630,403	6,554,980

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.