Form 10-Q
period 2004-05-09
COSTCO WHOLESALE CORP /NEW
filed 2004-06-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 9, 2004

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

The number of shares outstanding of the registrant’s common stock as of June 11, 2004 was 461,170,472.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheets as of May 9, 2004, and August 31, 2003, the unaudited condensed consolidated statements of income for the 12-week and 36-week periods ended May 9, 2004 and May 11, 2003 and the unaudited condensed consolidated statements of cash flows for the 36-week periods ended May 9, 2004 and May 11, 2003, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of May 9, 2004, and for the 12-week and 36-week periods ended May 9, 2004 and May 11, 2003, performed by KPMG LLP, independent public accountants.

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

Key items for the third quarter included:

•	Net sales increased 14.2% over the prior year, driven by an increase in comparable sales of 11% and the opening of 17 new warehouses since the end of the third quarter of fiscal year 2003, bringing the total number of warehouses to 433;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

•	Gross margin improved five basis points over the prior year, resulting in part from a ten basis point improvement in margin (from last year’s third quarter results) in merchandise departments, notwithstanding a $5,500 last in, first out (LIFO) charge in this year’s third quarter, compared to a $5,000 LIFO credit realized in the third quarter of fiscal 2003;

•	Selling, general and administrative expenses improved four basis points over the prior year, largely due to higher sales and improved operating efficiencies;

•	Net income for the third quarter of fiscal 2004 increased 29.2% to $198,658, or $.42 per diluted share; and

•	For the first time, the Board of Directors declared a quarterly cash dividend in the amount of $.10 per share.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Twelve Weeks Ended		Thirty-Six Weeks Ended		Percentage Increase/(Decrease) (of dollar amounts)
	May 11, 2003	May 9, 2004	May 11, 2003	May 9, 2004	Twelve Weeks	Thirty-six Weeks
Net sales	100.00%	100.00%	100.00%	100.00%	14.2%	14.3%
Membership fees	2.12	2.10	2.05	2.03	13.3	12.9
Gross margin (A)	10.56	10.61	10.71	10.68	14.8	13.9
Selling, general and administrative	9.88	9.84	9.83	9.80	13.8	14.0
Preopening expenses	0.06	0.04	0.11	0.06	(22.2)	(39.3)
Provision (income) for impaired assets and closing costs	0.07	(0.08)	0.05	0.00	(241.7)	(109.7)

Operating income	2.67	2.91	2.77	2.85	24.3	17.6

Interest expense	0.09	0.09	0.09	0.08	3.3	2.2
Interest income and other	0.10	0.13	0.09	0.11	54.6	36.3

Income before income taxes	2.68	2.95	2.77	2.88	26.1	18.7
Provision for income taxes	1.03	1.09	1.07	1.07	21.2	14.1

Net Income	1.65%	1.86%	1.70%	1.81%	29.2%	21.6%

(A)	Defined as net sales less merchandise costs.

Net Sales

Net sales increased 14.2% to $10,672,737 during the third quarter of fiscal 2004, from $9,344,959 during the third quarter of fiscal 2003. For the first thirty-six weeks of fiscal 2004, net sales increased 14.3% to $32,312,773, from $28,275,854 during the first thirty-six weeks of fiscal 2003. These increases were due to an increase in comparable warehouse sales, which accounted for approximately 87% of the sales increases, and to the opening of 17 new warehouses since the end of the third quarter of fiscal 2003, which accounted for the remaining approximately 13% of the sales increases. Had fiscal 2003 results been reported under the guidance of Emerging Issues Task Force (EITF) Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” the sales last year for both the third quarter and year-to-date

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

would have been reduced by $109,396, resulting in net sales of $9,235,563 and $28,166,458, respectively, on a proforma basis. On this basis net sales increases would have been 15.6% and 14.7% for the third quarter and first thirty-six weeks of fiscal 2004, respectively. (See Recently Issued Accounting Pronouncements, EITF 03-10.) .

For the third quarter of fiscal 2004, comparable sales, that is sales in warehouses open for at least one year, increased 11% over the third quarter of fiscal 2003 and increased 11% during the first thirty-six weeks of fiscal 2004 over the first thirty-six weeks of fiscal 2003. Had EITF 03-10 been in effect for the comparable periods in fiscal 2003, comparable sales increases for the third quarter and thirty-six week reporting periods would have been 13% and 12%, respectively.

Changes in prices of merchandise did not materially affect the sales increases, although gasoline sales contributed to the comparable sales increases by approximately 80 basis points for the third quarter and 90 basis points for the first thirty-six weeks of fiscal 2004 with approximately 75% of this change related to actual gallon increases. In addition, translation of foreign sales into U.S. dollars contributed to the increase in both total and comparable sales due to stronger foreign currencies, accounting for an increase in comparable sales of approximately 180 and 245 basis points for the third quarter and the first thirty-six weeks of fiscal 2004, respectively.

Membership Fees

Membership fees increased 13.3% to $224,502, or 2.10% of net sales, in the third quarter of fiscal 2004 from $198,112, or 2.12% of net sales, in the third quarter of fiscal 2003 and increased 12.9% to $654,918, or 2.03% of net sales, in the first thirty-six weeks of fiscal 2004 from $579,969, or 2.05% of net sales, in the first thirty-six weeks of fiscal 2003. Increases in membership fee income reflected new membership sign-ups, both at new warehouses opened since the end of the third quarter of fiscal 2003 and at existing warehouses; increased penetration of the Company’s Executive Membership Two-Percent Reward Program, including the rollout of this program into Canada, which began in the first quarter of fiscal 2004; and high overall member renewal rates (currently 86%) consistent with recent years’ renewal rates.

Gross Margin

Gross margin (defined as net sales less merchandise costs) increased 14.8% to $1,132,425, or 10.61% of net sales, in the third quarter of fiscal 2004 from $986,636, or 10.56% of net sales, in the third quarter of fiscal 2003. The five basis point increase in gross margin as a percentage of net sales reflected an increase of ten basis points in gross margin in the Company’s merchandise departments (which includes warehouse operations, ancillary businesses and e-commerce sales). Gross margins increased year-over-year in many of the Company’s merchandise categories (such as Food and Sundries, Hardlines and Fresh Foods), but were negatively impacted by lower year-over-year Softlines margins. Within ancillary business operations, gross margins were higher year-over-year in pharmacy operations and lower year-over-year in the gasoline business. Other factors impacting gross margin included an eleven basis point decrease in margin caused by a LIFO charge in the third quarter of fiscal 2004, compared to a LIFO credit taken in last year’s third quarter (see below), primarily reflecting increased costs of certain food items and gasoline. Additional factors affecting gross margin included a six basis point increase in margin caused by a change in the timing of the recognition of some vendor allowances in complying with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor;” and a 13 basis point increase due to the implementation of EITF 03-10, whereby sales and cost of sales were reduced, resulting in a higher gross margin percent to sales. Also, a reduction in gross margin by 13 basis points was due to the increased rewards related to the Executive Membership Two-Percent Reward Program, due to an increase in the penetration of the Executive Member program, including the rollout of the program in Canada in the first quarter of fiscal 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Gross margin increased 13.9% to $3,450,362, or 10.68% of net sales, in the first thirty-six weeks of fiscal 2004 from $3,028,223, or 10.71% of net sales, in the first thirty-six weeks of fiscal 2003. The three basis point year-to-date decrease in gross margin as a percentage of net sales reflected a 14 basis point increase in gross margin in the Company’s merchandise departments, helped by strong year-over-year gross margins in the Company’s ancillary business operations, particularly gasoline. Year-over-year gross margin was negatively impacted by a seven basis point decrease in margin caused by a change in the timing of the recognition of some vendor allowances (EITF 02-16); but was positively impacted by the implementation of EITF 03-10, whereby sales and cost of sales were reduced, resulting in a four basis point higher gross margin percent to sales. Additionally, a reduction in gross margin by 11 basis points was due to the increased rewards related to the Executive Membership Two-Percent Reward Program, resulting from an increase in the penetration of the Executive Member program, including the first quarter rollout of the program in Canada. The impact of LIFO on a year-to-date basis negatively impacted margin by an additional three basis points.

The gross margin figures reflect accounting for most U.S. merchandise inventories on the LIFO method. The third quarter and the first thirty-six weeks of fiscal 2004 included a $5,500 LIFO charge (increase in merchandise costs), whereas both the third quarter and the first thirty-six weeks of fiscal 2003 included a $5,000 LIFO credit (reduction in merchandise costs).

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased to 9.84% during the third quarter of fiscal 2004 from 9.88% during the third quarter of fiscal 2003, and decreased to 9.80% during the first thirty-six weeks of fiscal 2004 from 9.83% during the first thirty-six weeks of fiscal 2003. Had EITF 03-10 been in effect for the comparable third quarter and 36-week periods in fiscal 2003, selling, general and administrative expenses as a percent to sales would have shown additional improvement of twelve and four basis points for the third quarter and thirty-six weeks, respectively.

For both the third quarter and the first thirty-six weeks of fiscal 2004, warehouse payroll, benefits and utilities costs positively impacted SG&A comparisons year-over-year by approximately 20 basis points and 11 basis points, respectively. This decrease was partially offset by the 12 and four basis point increases for EITF 03-10 for the third quarter and the first thirty-six week period, respectively, and by an increase in stock-based compensation costs of approximately four basis points for both the third quarter and first thirty-six weeks of fiscal 2004.

Preopening Expenses

Preopening expenses totaled $4,552, or .04% of net sales, during the third quarter of fiscal 2004 compared to $5,853, or .06% of net sales, during the third quarter of fiscal 2003. Three warehouses were opened in the third quarter of fiscal 2004 compared to six warehouses opened (including three relocations that incur substantially less preopening expenses than new locations) during the third quarter of fiscal 2003. Preopening costs per warehouse were not appreciably different than in fiscal 2003 as the Company incurred preopening costs in fiscal 2004 for one warehouse that opened four days subsequent to the second quarter ended February 15, 2004.

Preopening expenses totaled $18,893, or .06% of net sales, during the first thirty-six weeks of fiscal 2004 compared to $31,115, or .11% of net sales, during the first thirty-six weeks of fiscal 2003. Thirteen warehouses were opened in the first thirty-six weeks of fiscal 2004 compared to 25 warehouses (including five relocated warehouses) opened during the first thirty-six weeks of fiscal 2003.

Provision (Income) for Impaired Assets and Closing Costs

The provision (income) for impaired assets and closing costs reflected income of $8,500 in the third quarter of fiscal 2004 compared to a charge of $6,000 in the third quarter of fiscal 2003, and reflected income of $1,500

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

in the first thirty-six weeks of fiscal 2004 compared to a $15,500 charge in the first thirty-six weeks of fiscal 2003. The fiscal 2004 amounts include gains of $12,217, principally from the sale of two real estate properties in the third quarter. Both fiscal 2004 and 2003 provisions include costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities and any gains or losses resulting from the sale of real property.

Interest Expense

Interest expense totaled $9,004 in the third quarter of fiscal 2004 compared to $8,715 in the third quarter of fiscal 2003 and totaled $25,740 in the first thirty-six weeks of fiscal 2004 compared to $25,186 in the first thirty-six weeks of fiscal 2003. Interest expense in both fiscal 2004 and fiscal 2003 primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and balances outstanding under the Company’s bank credit facilities and promissory notes. The increases in interest expense for both the third quarter and the first thirty-six week period of fiscal 2004 are primarily related to the increases in interest rates on the Senior Notes, as these fixed rate instruments had been swapped into variable rate debt in November 2001 and March 2002. A reduction in interest capitalized was also a factor for the first thirty-six week period as the number of projects under construction was lower in fiscal 2004 than in fiscal 2003.

Interest Income and Other

Interest income and other totaled $14,188 in the third quarter of fiscal 2004 compared to $9,179 in the third quarter of fiscal 2003 and totaled $35,163 in the first thirty-six weeks of fiscal 2004, compared to $25,796 in the first thirty-six weeks of fiscal 2003. These increases primarily reflect increased interest income resulting from higher cash and cash equivalents balances and short-term investments on hand throughout the first thirty-six weeks of fiscal 2004 as compared to the first thirty-six weeks of fiscal 2003. In addition, year-over-year earnings increases in Costco Mexico, the Company’s 50%-owned joint venture, positively impacted these increases.

Provision for Income Taxes

The effective income tax rate on earnings in both the third quarter and first thirty-six weeks of fiscal 2004 was 37%, compared to 38.5% in both the third quarter and first thirty-six weeks of fiscal 2003, primarily attributable to lower statutory income tax rates for foreign operations.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)

Cash Flows

Cash flow generated from warehouse operations provides a significant source of liquidity. Net cash provided by operating activities totaled $1,618,649 in the first thirty-six weeks of fiscal 2004 compared to $1,076,159 in the first thirty-six weeks of fiscal 2003. The increase of $542,490 is primarily a result of an increase in the change in receivables, other current assets, deferred income and accrued and other current liabilities of $375,540, due primarily to the collection of an operating tax receivable and increases in the healthcare cost accrual, income taxes payable and deferred vendor allowances in the first thirty-six weeks of fiscal 2004 compared to the same period of fiscal 2003.

The primary component of net cash used in investing activities continues to be the purchase of property and equipment and the construction of facilities related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $807,350 in the first thirty-six weeks of fiscal 2004 compared to $596,547 in the first thirty-six weeks of fiscal 2003, an increase of $210,803. The increase in investing activities primarily relates to an increase in short-term investments of $294,975 and the purchase of the remaining 20%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

minority interest in Costco Wholesale UK Limited of $95,153, which was partially offset by a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $163,234 (from $608,386 to $445,152) between the first thirty-six weeks of fiscal 2004 and fiscal 2003, as new warehouse openings decreased year-over-year from 25 (including five relocated warehouses) in fiscal 2003 to 13 in fiscal 2004.

Net cash provided by financing activities totaled $129,374 in the first thirty-six weeks of fiscal 2004 compared to net cash used of $21,770 in the first thirty-six weeks of fiscal 2003. The increase of $151,144 primarily resulted from a change in bank checks outstanding of $210,001, less a reduction in net proceeds from the issuance of long-term debt of $59,134 in fiscal 2003 to no additional debt issuance in the current fiscal year.

Dividends

On April 28, 2004, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.10 per share payable to shareholders of record on May 10, 2004, to be paid on May 31, 2004. At the end of the Company’s third quarter of fiscal 2004, May 9, 2004, a dividends payable liability of $45,939 was established, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. Going forward, the Company expects to pay dividends on a quarterly basis.

Expansion Plans

Costco’s primary requirement for new capital is for the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend an aggregate of approximately $700,000 during fiscal 2004 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the third quarter of fiscal 2004, the Company had incurred expenditures of approximately $445,152. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (totaling $2,781,698 as of May 9, 2004), short-term borrowings under revolving credit facilities and other financing sources as required. Of the $2,781,698, approximately $463,595 represented debit and credit card receivables primarily related to weekend sales immediately prior to the quarter-end close. Expansion plans for the United States and Canada during the remainder of fiscal 2004 are to open an additional seven new warehouse clubs.

Additional Equity Investment in Subsidiary

On October 3, 2003, the Company acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of approximately $95,153, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

Bank Credit Facilities and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004, and $150,000 expires on November 15, 2005. At May 9, 2004, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total Company indebtedness. At May 9, 2004, the Company was in compliance with all covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

A wholly-owned Canadian subsidiary has a $144,900 commercial paper program supported by a $43,500 bank credit facility with a Canadian bank, which expires in March 2005. At May 9, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $343,500 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $27,100 bank line of credit, which expires in November 2004. At May 9, 2004, no amounts were outstanding under the line of credit.

The Company’s wholly-owned UK subsidiary has a $107,800 bank revolving credit facility and a $44,900 bank overdraft facility, both expiring in February 2007. At May 9, 2004, approximately $18,000 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit) totaling approximately $371,800. The outstanding commitments under these facilities at May 9, 2004 totaled approximately $98,800, including approximately $46,000 in standby letters of credit.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at May 9, 2004 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of May 9, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $20,075, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

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

Recently Issued Accounting Pronouncements (dollars in thousands, except per share data)

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003 and revised the implementation date to the first fiscal period ending after March 15, 2004, with the exception of special purpose entities. The adoption of this interpretation did not have a material impact on the Company’s condensed consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on certain issues discussed in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus will not have a significant impact on the Company on an annual basis. However, the application of the consensus has resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and will extend the recognition time frame beyond that which was in effect for similar contracts entered into prior to December 31, 2002. Net income for the third quarter of fiscal 2004 was positively impacted by $5,032 after-tax ($.01 per diluted share) and was negatively impacted for the year-to-date period ended May 9, 2004 by $9,561 after-tax ($.02 per diluted share) due to the adoption of EITF 02-16.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 will not affect the Company’s consolidated gross profit or net income, but will result in a reduction of both net sales and merchandise costs by an equal amount. For both the third quarter and year-to-date fiscal 2004, sales and cost of sales have been reduced by $133,996. Had the Company’s third quarter of fiscal 2003 been reported under EITF 03-10 guidance, the sales and cost of sales for the third quarter and year-to-date period would have been reduced by $109,396.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation as of May 9, 2004, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to their evaluation.

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

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (relating to internal controls) at fiscal year-end 2005.

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

(99)	Report of Independent Registered Public Accounting Firm

(b) One report on Form 8-K was filed during the 12-week period ended May 9, 2004. On March 3, 2004 the Company filed a Form 8-K, which contained its press release of the financial results of the second quarter of fiscal 2004. The Company filed a Form 8-K on May 27, 2004, subsequent to the quarter end, which contained its press release of the financial results of the third quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION

(Registrant)

Date: June 16, 2004	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: June 16, 2004	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	May 9, 2004	August 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,492,928	$1,545,439
Short-term investments	288,770	—
Receivables, net	255,066	556,090
Merchandise inventories	3,612,243	3,339,428
Other current assets	276,402	270,581

Total current assets	6,925,409	5,711,538

PROPERTY AND EQUIPMENT
Land	2,233,318	2,173,685
Buildings, leaseholds and land improvements	5,120,610	4,831,236
Equipment and fixtures	1,973,842	1,846,324
Construction in progress	114,799	154,181

	9,442,569	9,005,426
Less accumulated depreciation and amortization	(2,293,848)	(2,045,418)

Net property and equipment	7,148,721	6,960,008

OTHER ASSETS	541,152	520,142

	$14,615,282	$13,191,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$17,971	$47,421
Accounts payable	3,557,140	3,131,320
Accrued salaries and benefits	869,128	734,261
Accrued sales and other taxes	236,233	207,392
Deferred membership income	462,348	401,357
Other current liabilities	701,575	489,356

Total current liabilities	5,844,395	5,011,107
LONG-TERM DEBT	1,292,256	1,289,649
DEFERRED INCOME TAXES AND OTHER LIABILITIES	204,609	209,835

Total liabilities	7,341,260	6,510,591

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	61,916	126,117

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 459,390,000 and 457,479,000 shares issued and outstanding	2,297	2,287
Additional paid-in capital	1,353,540	1,280,942
Other accumulated comprehensive loss	(33,148)	(77,980)
Retained earnings	5,889,417	5,349,731

Total stockholders’ equity	7,212,106	6,554,980

	$14,615,282	$13,191,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 9, 2004	May 11, 2003	May 9, 2004	May 11, 2003
REVENUE
Net sales	$10,672,737	$9,344,959	$32,312,773	$28,275,854
Membership fees	224,502	198,112	654,918	579,969

Total revenue	10,897,239	9,543,071	32,967,691	28,855,823
OPERATING EXPENSES
Merchandise costs	9,540,312	8,358,323	28,862,411	25,247,631
Selling, general and administrative	1,050,728	923,309	3,167,746	2,779,139
Preopening expenses	4,552	5,853	18,893	31,115
Provision (income) for impaired assets and closing costs	(8,500)	6,000	(1,500)	15,500

Operating income	310,147	249,586	920,141	782,438
OTHER INCOME (EXPENSE)
Interest expense	(9,004)	(8,715)	(25,740)	(25,186)
Interest income and other	14,188	9,179	35,163	25,796

INCOME BEFORE INCOME TAXES	315,331	250,050	929,564	783,048
Provision for income taxes	116,673	96,270	343,939	301,474

NET INCOME	$198,658	$153,780	$585,625	$481,574

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.43	$0.34	$1.28	$1.06

Diluted	$0.42	$0.33	$1.23	$1.02

Shares used in calculation (000’s)
Basic	459,074	456,370	458,311	455,956
Diluted	482,485	479,183	481,395	478,889
Dividends per share	$0.10	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	36 Weeks Ended
	May 9, 2004	May 11, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$585,625	$481,574
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity earnings in joint ventures	(18,972)	(16,739)
Depreciation and amortization	303,574	266,909
Stock-based compensation	21,336	4,443
Accretion of discount on zero coupon notes	12,677	12,274
Net (gain)/loss on sale of property and equipment and other	(11,373)	4,748
Provision for impaired assets	2,283	5,208
Change in deferred income taxes	(15,096)	17,954
Tax benefit from exercise of stock options	9,725	8,351
Change in receivables, other current assets, deferred income, accrued and other current liabilities	707,032	331,492
Increase in merchandise inventories	(250,585)	(71,881)
Increase in accounts payable	272,423	31,826

Total adjustments	1,033,024	594,585

Net cash provided by operating activities	1,618,649	1,076,159

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(445,152)	(608,386)
Proceeds from the sale of property and equipment	30,286	32,694
Purchase of minority interest	(95,153)	—
Increase in short-term investments	(294,975)	—
Increase in other assets and other, net	(2,356)	(20,855)

Net cash used in investing activities	(807,350)	(596,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(34,703)	(14,591)
Net proceeds from issuance of long-term debt	—	59,134
Repayments of long-term debt	(5,767)	(7,707)
Changes in bank checks outstanding	126,234	(83,767)
Proceeds from minority interests	2,063	4,246
Exercise of stock options	41,547	20,915

Net cash provided by/(used in) financing activities	129,374	(21,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,816	26,112

Net increase in cash and cash equivalents	947,489	483,954
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,545,439	805,518

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,492,928	$1,289,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$9,602	$13,906
Income taxes	$261,233	$181,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2003.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation. Costco primarily operates membership warehouses under the Costco Wholesale name.

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 9, 2004, Costco operated 433 warehouse clubs: 317 in the United States and 3 in Puerto Rico; 63 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 23 warehouses in Mexico with a joint venture partner.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $2,492,928 at May 9, 2004 and $1,545,439 at August 31, 2003, credit and debit card receivables were $463,595 and $412,861, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of allowance for doubtful accounts of $1,185 at May 9, 2004 and $1,529 at August 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of merchandise costs as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic and rational approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory. If all merchandise inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $14,000 at May 9, 2004 and by $19,500 at August 31, 2003.

	May 9, 2004	August 31, 2003
Merchandise inventories consist of:
United States (primarily LIFO)	$2,870,727	$2,668,342
Foreign (FIFO)	741,516	671,086

Total	$3,612,243	$3,339,428

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net book value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, the Company recorded a $2,283 pre-tax, non-cash charge in the first thirty-six weeks of fiscal 2004, including a $783 charge in the third quarter, reflecting its estimate of impairment relating to real property, as compared to a $379 and $5,208 pre-tax, non-cash charge in the third quarter and for the first thirty-six weeks of fiscal 2003, respectively, reflecting its estimate of impairment relating to closed warehouses. The charges reflect the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $60,266 at May 9, 2004 and $46,549 at August 31, 2003. This increase is predominantly a result of the acquisition of a 20% equity interest in Costco Wholesale UK Limited from Carrefour Nederland B.V. on October 3, 2003. On September 3, 2001, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at May 9, 2004 and at August 31, 2003 are $351,982 and $216,980, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

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

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

aggregate amount of foreign exchange contracts outstanding at May 9, 2004 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage interest rates associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of May 9, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $20,075, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt, and result in no net earnings impact.

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

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns (sales returns net of merchandise costs) was $4,945 at May 9, 2004 and $4,869 at August 31, 2003.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year life of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the 12 weeks and 36 weeks ended May 9, 2004 and May 11, 2003, and the related liability as of those dates were as follows:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2004	May 11, 2003	May 9, 2004	May 11, 2003
Two-percent reward sales reduction	$56,826	$37,271	$161,571	$110,880
Two-percent unredeemed reward liability	$154,287	$108,346	$154,287	$108,346

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to our depot operations, including freight from depots to selling warehouses. In certain fresh foods and ancillary departments merchandise costs also include salaries, benefits, depreciation on production equipment, and other related expenses incurred.

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” All employee stock option grants made subsequent to fiscal 2002 are to be expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003 the Company applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, accordingly, no compensation cost was recognized for option grants in periods prior to fiscal 2003.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2004	May 11, 2003	May 9, 2004	May 11, 2003
Net income, as reported	$198,658	$153,780	$585,625	$481,574
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,974	2,489	13,441	2,732
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(13,577)	(16,488)	(41,540)	(51,208)

Pro-forma net income	$191,055	$139,781	$557,526	$433,098

Earnings per share:
Basic – as reported	$0.43	$0.34	$1.28	$1.06

Basic – pro-forma	$0.42	$0.31	$1.22	$0.95

Diluted – as reported	$0.42	$0.33	$1.23	$1.02

Diluted – pro-forma	$0.40	$0.30	$1.17	$0.92

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses, which were otherwise not impaired, to larger and better-located facilities. The provision for closing costs reflected income of $8,500 in the third quarter of fiscal 2004 compared to a charge of $6,000 in the third quarter of fiscal 2003, and reflected income of $1,500 in the first thirty-six weeks of fiscal 2004 compared to a $15,500 charge in the first thirty-six weeks of fiscal 2003. The fiscal 2004 amounts include a gain of $12,217 principally from the sale of two real estate properties in the third quarter. As of May 9, 2004, the Company’s reserve for warehouse closing costs was $10,003, which relates almost entirely to lease obligations. This compares to a reserve for warehouse closing costs of $8,609 at August 31, 2003, of which $7,833 related to lease obligations.

Interest Income and Other

Interest income and other includes:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2004	May 11, 2003	May 9, 2004	May 11, 2003
Interest income	$7,223	$3,854	$19,271	$11,894
Minority interest/earnings of affiliates and other	6,965	5,325	15,892	13,902

Total	$14,188	$9,179	$35,163	$25,796

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

	12 Weeks Ended		36 Weeks Ended
	May 9, 2004	May 11, 2003	May 9, 2004	May 11, 2003
Net income available to common stockholders used in basic EPS	$198,658	$153,780	$585,625	$481,574
Interest on convertible bonds, net of tax	2,711	2,571	7,986	7,545

Net income available to common stockholders after assumed conversions of dilutive securities	$201,369	$156,351	$593,611	$489,119

Weighted average number of common shares used in basic EPS (000’s)	459,074	456,370	458,311	455,956
Stock options (000’s)	4,066	3,468	3,739	3,588
Conversion of convertible bonds (000’s)	19,345	19,345	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	482,485	479,183	481,395	478,889

The diluted share base calculation for the fiscal quarters ended May 9, 2004 and May 11, 2003 excludes 24,856,973 and 34,034,558 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended May 9, 2004 and May 11, 2003, excluded 30,015,185 and 31,386,133 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

Dividends

On April 28, 2004, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.10 per share payable to shareholders of record on May 10, 2004, to be paid on May 31, 2004. At the end of the Company’s third quarter of fiscal 2004, May 9, 2004, a dividends payable liability of $45,939 was established, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. Going forward, the Company expects to pay dividends on a quarterly basis.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003 and revised the implementation date to the first fiscal period ending

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

after March 15, 2004, with the exception of special purpose entities. The adoption of this interpretation did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on certain issues discussed in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus will not have a significant impact on the Company on an annual basis. However, the application of the consensus has resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and will extend the recognition time frame beyond that which was in effect for similar contracts entered into prior to December 31, 2002. Net income for the third quarter of fiscal 2004 was positively impacted by $5,032 after-tax ($.01 per diluted share) and was negatively impacted for the year-to-date period ended May 9, 2004 by $9,561 after-tax ($.02 per diluted share) due to the adoption of EITF 02-16.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction of the cost of the resellers purchases and therefore, characterized as a reduction in cost of sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 will not affect the Company’s consolidated gross profit or net income, but will result in a reduction of both net sales and merchandise costs by an equal amount. For both the third quarter and year-to-date fiscal 2004, sales and cost of sales have been reduced by $133,996. Had the Company’s third quarter been reported under EITF 03-10 guidance, the sales and cost of sales for the third quarter and year-to-date period would have been reduced by $109,396.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (2)—SHORT-TERM INVESTMENTS

Short-term investments at May 9, 2004 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency securities	$45,102	$—	$(535)	$44,567
Money market mutual funds	21,376	—	—	21,376
Corporate notes and bonds	205,286	1	(715)	204,572
Asset backed securities	16,555	9	(272)	16,292
Mortgage backed securities	1,975	—	(12)	1,963

Total short-term investments	$290,294	$10	$(1,534)	$288,770

NOTE (3)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $118,686 and $217,444 for the third quarters of fiscal 2004 and 2003, respectively, and $630,457 and $557,998 for the first thirty-six weeks of fiscal 2004 and 2003, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being the foreign currency translation adjustment.

NOTE (4)—STOCK-BASED COMPENSATION

The Company recognized stock compensation costs of $9,483 and $21,336, respectively, in the third quarter of fiscal 2004 and the first thirty-six weeks of fiscal 2004, versus stock compensation costs of $4,048 and $4,443, respectively, in the third quarter of fiscal 2003 and the first thirty-six weeks of fiscal 2003.

Additional stock compensation costs that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $12,068 and $44,601 (pre-tax) in the third quarter and first thirty-six weeks of fiscal 2004, respectively, and $26,810 and $83,266 (pre-tax) in the third quarter and first thirty-six weeks of fiscal 2003.

NOTE (5)—DEBT

Bank Credit Facilities and Commercial Paper Programs

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expires on November 9, 2004, and $150,000 expires on November 15, 2005. At May 9, 2004, no amounts were outstanding under the commercial paper program or the credit facility. Covenants related to the credit facility place limitations on total Company indebtedness. At May 9, 2004, the Company was in compliance with all covenants.

In addition, a wholly-owned Canadian subsidiary has a $144,900 commercial paper program supported by a $43,500 bank credit facility with a Canadian bank, which expires in March 2005. At May 9, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (5)—DEBT (Continued)

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the $343,500 combined amounts of the respective supporting bank credit facilities.

The Company’s wholly-owned Japanese subsidiary has a short-term $27,100 bank line of credit, which expires in November 2004. At May 9, 2004, no amounts were outstanding under the line of credit.

The Company’s wholly-owned UK subsidiary has a $107,800 bank revolving credit facility and a $44,900 bank overdraft facility, both expiring in February 2007. At May 9, 2004, approximately $18,000 was outstanding under the revolving credit facility and no balance was outstanding under the bank overdraft facility.

Letters of Credit

The Company has separate letter of credit facilities (for commercial and standby letters of credit), totaling approximately $371,800. The outstanding commitments under these facilities at May 9, 2004 totaled approximately $98,800, including approximately $46,000 in standby letters of credit.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Thirty-Six Weeks Ended May 9, 2004
Total revenue	$26,983,728	$4,165,937	$1,818,026	$32,967,691
Operating income	738,134	146,057	35,950	920,141
Depreciation and amortization	249,559	29,179	24,836	303,574
Capital expenditures	373,630	58,218	13,304	445,152
Long lived assets	5,801,405	646,197	701,119	7,148,721
Total assets	11,806,397	1,554,400	1,254,485	14,615,282
Net assets	5,586,396	835,090	790,620	7,212,106
Thirty-Six Weeks Ended May 11, 2003
Total revenue	$23,904,503	$3,462,858	$1,488,462	$28,855,823
Operating income	630,749	132,271	19,418	782,438
Depreciation and amortization	220,973	22,377	23,559	266,909
Capital expenditures	522,115	51,983	34,288	608,386
Long lived assets	5,649,165	608,653	644,512	6,902,330
Total assets	9,940,958	1,515,682	1,142,191	12,598,831
Net assets	4,943,337	742,239	600,368	6,285,944
Year Ended August 31, 2003
Total revenue	$35,119,039	$5,237,023	$2,189,490	$42,545,552
Operating income	927,590	199,043	29,995	1,156,628
Depreciation and amortization	323,850	33,732	33,720	391,302
Capital expenditures	698,713	68,432	43,520	810,665
Long lived assets	5,705,675	612,647	641,686	6,960,008
Total assets	10,522,260	1,579,972	1,089,456	13,191,688
Net assets	5,141,056	783,521	630,403	6,554,980

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.