Form 10-Q/A
period 2004-10-08
COSTCO WHOLESALE CORP /NEW
filed 2004-10-08
CIK 909832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 15, 2004

                                       OR

   |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO |_|
      The number of shares outstanding of the registrant's common stock as of June 11, 2004 was 461,170,472.

Note: This Form 10-Q/A is filed to correct a typographical error in the Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Richard A. Galanti.


                           PART II--OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K

       (a)The following exhibits are included herein
(32.2)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COSTCO WHOLESALE CORPORATION
                                                        (Registrant)


                                     /s/    RICHARD A. GALANTI
Date: October 8, 2004
                                           Richard A. Galanti
                              Executive Vice President, Chief Financial Officer





                                                                 Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the fiscal year 2004 Quarterly Report of Costco Wholesale Corporation (the "Company") on Form 10-Q for the quarter ending February 15, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard A. Galanti, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




  /s/ Richard A. Galanti                             Date: As of March 25, 2004
----------------------------------------------------
Richard A. Galanti
Executive Vice President, Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to and will be retained by Costco Wholesale Corporation and furnished to the Securities and Exchange Commission or its staff upon request.