Form 10-K
period 2004-08-29
COSTCO WHOLESALE CORP /NEW
filed 2004-11-12
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 15, 2004 was $17,018,208,023.

The number of shares outstanding of the registrant’s common stock as of October 29, 2004 was 469,072,447.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2005 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 2004

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

Costco buys the majority of its merchandise directly from manufacturers for shipment either directly to Costco’s selling warehouses or to a consolidation point (“depot”) where various shipments are combined so as to minimize freight and handling costs. As a result, Costco eliminates many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor. By providing this more cost-effective means of distributing goods, Costco meets the needs of business customers who otherwise would pay a premium for small purchases and for the distribution services of traditional wholesalers, and who cannot otherwise obtain the full range of their product requirements from any single source. In addition, these business members will often combine personal shopping with their business purchases. The cost savings on brand name and selected private label merchandise are the primary motivation for individuals shopping for their personal needs. Costco’s merchandise selection is designed to appeal to both the business and consumer requirements of its members by offering a wide range of nationally branded and selected private label products, often in case, carton or multiple-pack quantities, at attractively low prices.

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

Item 1—Business (Continued)

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and direct marketing programs to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical discount retailers and supermarkets. In connection with new warehouse openings, Costco’s marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by providing such mailings to be distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up contact by direct mail distributed through regular payroll or other organizational communications to employee groups and ongoing direct solicitations to prospective wholesale members.

Costco’s warehouses generally operate on a seven-day, 68-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional wholesalers, discount retailers and supermarkets and due to other operational efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Most items are not individually price-marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide merchandise pre-marked with the item numbers and bar codes and many provide special, larger package sizes.

Costco’s merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items that members may request but that cannot be purchased at prices low enough to pass along meaningful cost savings are often not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors. Therefore, the Company carries an average of approximately 4,000 active stockkeeping units (“SKU’s”) per warehouse in its core warehouse business, as opposed to discount retailers and supermarkets that normally stock 40,000 to 60,000 SKU’s or more. These practices are consistent with Costco’s membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. In keeping with its policy of customer satisfaction, Costco’s policy is to accept returns of merchandise within a reasonable time after purchase.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 2004, 2003 and 2002:

	2004	2003	2002
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks and cleaning and institutional supplies)	29%	30%	31%
Food (including dry and fresh foods and institutionally packaged foods)	31%	30%	30%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, furniture and automotive supplies)	16%	16%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, home furnishings and small appliances)	13%	14%	14%
Other (including pharmacy, optical, one-hour photo, print shop, food court, hearing aid and gas stations)	11%	10%	9%

	100%	100%	100%

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

Financial information of the Company’s segments and geographic areas is included in Note 9, Segment Reporting, to the accompanying consolidated financial statements.

Costco reports on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco’s operations, except an increased level of sales and earnings during the Christmas holiday season. Fiscal years 2004, 2003 and 2002 all consisted of 52 weeks.

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

Individual memberships (Gold Star Memberships) are available to employees of federal, state and local governments, financial institutions, corporations, utility and transportation companies, public and private educational institutions, other organizations and to other persons. Individual members generally pay an annual membership fee of $45, which includes a spouse card.

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

As of August 29, 2004, Costco had approximately 4.8 million primary Business memberships and approximately 15.0 million Gold Star memberships. Included within this membership base are approximately 2.9 million members that have upgraded to the Executive Membership program. Members can utilize their memberships at any Costco warehouse location.

Labor

As of August 29, 2004, Costco had approximately 113,000 employees, including approximately 7,000 individuals who were employed by Costco Mexico (a 50%-owned joint venture), which is not consolidated. Approximately forty-five percent of the employee base is part-time. Approximately 13,600 hourly employees in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. Costco considers its employee relations to be good.

Item 1—Business (Continued)

Competition

The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded further into various food merchandising formats. Target has also emerged as a significant retail competitor. Over 1,100 warehouse club locations exist across the U.S. and Canada, including the 390 warehouses operated by the Company in North America; and every major metropolitan area has one, if not several, club operations. Low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Toys-R-Us, Best Buy, Circuit City and Barnes & Noble, have significant market share in their categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular. Likewise, in the institutional food business, companies such as Smart & Final, which operates predominately in California, Washington, Oregon and Arizona, are capturing an increasingly greater share of the institutional food business from wholesale operators and others.

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

Available Information

The Costco website or internet address is www.costco.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC. The Company’s SEC reports can be accessed through the investor relations section of its Web site. The information found on its Web site is not part of this or any other report filed with or furnished to the SEC. All of the Company’s filings with the SEC may be obtained at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 2—Properties

Warehouse Properties

At August 29, 2004, Costco operated 417 warehouse clubs: 327 in the United States (in 36 states and Puerto Rico); 63 in Canada (in 9 Canadian provinces); 15 in the United Kingdom (12 in England; 3 in Scotland); five in Korea; three in Taiwan; and four in Japan. The following is a summary of owned and leased warehouses by region:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building	Total
UNITED STATES	256	71	327
CANADA	55	8	63
UNITED KINGDOM	13	2	15
KOREA	2	3	5
TAIWAN	—	3	3
JAPAN	—	4	4

Total	326	91	417

The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 2004:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2000 and prior	237	59	17	313	313
2001	27	1	4	32	345
2002	26	—	3	29	374
2003	19	1	3	23	397
2004	18	2	—	20	417
2005 (through 12/31/04)	6	—	1	7	424

Total	333	63	28	424

At August 29, 2004, the Company operated (through a 50%-owned joint venture, of which Costco is the managing partner) 24 warehouses in Mexico. These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for using the equity method and, therefore, its operations are not consolidated in the Company’s financial statements.

The Company’s headquarters are located in Issaquah, Washington. Additionally, the Company maintains regional buying and administrative offices, operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses, and operates various processing, packaging, and other facilities to support ancillary and other businesses.

Item 3—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447. Claims in these three actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these four cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting is scheduled for 10:00 a.m. on January 27, 2005, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in the Company’s proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Costco Common Stock is quoted on The NASDAQ Stock Market’s National Market under the symbol “COST.”

The following table sets forth the closing high and low sales prices of Costco Common Stock for the period January 1, 2002 through October 29, 2004. The quotations are as reported in published financial sources.

	Costco Common Stock
	High	Low
Calendar Quarters—2002
First Quarter	$46.32	$38.92
Second Quarter	43.00	37.59
Third Quarter	39.30	31.85
Fourth Quarter	36.21	27.24
Calendar Quarters—2003
First Quarter	31.23	28.08
Second Quarter	37.43	30.41
Third Quarter	37.15	28.89
Fourth Quarter	37.29	31.94
Calendar Quarters—2004
First Quarter	39.94	36.08
Second Quarter	42.89	35.54
Third Quarter	42.42	39.74
Fourth Quarter (through October 29, 2004)	48.21	42.29

On October 29, 2004 the Company had 7,754 stockholders of record.

Participants in the Company’s 401(k) plan have purchased more shares of the Company’s common stock in their plan accounts than were registered with the Securities and Exchange Commission. The Company received no proceeds from any of these sales. Upon receipt of regulatory approvals, the Company presently intends to make a rescission offer to plan participants who purchased the Company’s common stock in 401(k) plan accounts during the preceding twelve months. The Company does not believe that the rescission offer will materially impact its consolidated results of operations, financial position or cash flows.

DIVIDEND POLICY

Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to fifty percent of its consolidated net income for that fiscal year. On April 28, 2004, Costco declared its first quarterly cash dividend. The first dividend of $0.10 per share was paid May 31, 2004, to shareholders of record at the close of business on May 10, 2004. The second dividend of $0.10 per share was paid August 27, 2004 to shareholders of record at the close of business on July 23, 2004.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. Subject to the qualifications stated above, the Company presently expects to pay dividends on a quarterly basis.

EQUITY COMPENSATION PLANS

Information related to the Company’s equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 6—Selected Financial Data

SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended August 29, 2004. This selected financial and operating data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements of Costco for fiscal 2004.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands, except per share data)

	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999		52 Weeks Ended August 30, 1998	52 Weeks Ended August 31, 1997		52 Weeks Ended September 1, 1996	53 Weeks Ended September 3, 1995
OPERATING DATA
Revenue
Net sales	$47,145,712	$41,692,699	$37,993,093	$34,137,021	$31,620,723	$26,976,453		$23,830,380	$21,484,118		$19,213,866	$17,905,926
Membership fees	961,280	852,853	769,406	660,016	543,573	479,578		439,497	390,286		352,590	341,360

Total revenue	48,106,992	42,545,552	38,762,499	34,797,037	32,164,296	27,456,031		24,269,877	21,874,404		19,566,456	18,247,286
Operating expenses
Merchandise costs	42,092,016	37,235,383	33,983,121	30,598,140	28,322,170	24,170,199		21,379,691	19,314,485		17,345,315	16,225,848
Selling, general & administrative	4,597,877	4,097,398	3,575,536	3,129,059	2,755,355	2,338,198		2,069,900	1,876,759		1,691,187	1,555,588
Preopening expenses	30,451	36,643	51,257	59,571	42,321	31,007		27,010	27,448		29,231	25,018
Provision for impaired assets and closing costs, net	1,000	19,500	21,050	18,000	7,000	56,500		6,000	75,000	(a)	10,000	7,500

Operating income	1,385,648	1,156,628	1,131,535	992,267	1,037,450	860,127		787,276	580,712		490,723	433,332
Other income (expense)
Interest expense	(36,651)	(36,920)	(29,096)	(32,024)	(39,281)	(45,527)		(47,535)	(76,281)		(78,078)	(67,911)
Interest income and other	51,627	38,525	35,745	43,238	54,226	44,266		26,662	15,898		10,832	2,783

Income from continuing operations before income taxes and cumulative effect of accounting change	1,400,624	1,158,233	1,138,184	1,003,481	1,052,395	858,866		766,403	520,329		423,477	368,204
Provision for income taxes	518,231	437,233	438,201	401,392	420,958	343,545		306,561	208,132		174,684	150,963

Income from continuing operations before cumulative effect of accounting change	882,393	721,000	699,983	602,089	631,437	515,321		459,842	312,197		248,793	217,241
Cumulative effect of accounting change, net of tax	—	—	—	—	—	(118,023	)(b)	—	—		—	—

Income from continuing operations	882,393	721,000	699,983	602,089	631,437	397,298		459,842	312,197		248,793	217,241
Discontinued operations:
Loss on disposal	—	—	—	—	—	—		—	—		—	(83,363)

Net income	$882,393	$721,000	$699,983	$602,089	$631,437	$397,298		$459,842	$312,197		$248,793	$133,878

Per Share Data—Diluted
Income from continuing operations before cumulative effect of accounting change	$1.85	$1.53	$1.48	$1.29	$1.35	$1.11		$1.01	$0.73		$0.61	$0.53
Cumulative effect of accounting change, net of tax	—	—	—	—	—	(0.25)		—	—		—	—

Income from continuing operations	1.85	1.53	1.48	1.29	1.35	0.86		1.01	0.73		0.61	0.53
Discontinued Operations:
Loss on disposal	—	—	—	—	—	—		—	—		—	(0.19)

Net income	$1.85	$1.53	$1.48	$1.29	$1.35	$0.86		$1.01	$0.73		$0.61	$0.34

Shares used in calculation (in thousands)	482,459	479,326	479,262	475,827	475,737	471,120		463,371	449,336		435,781	447,219
Dividends per share	$0.20	$—	$—	$—	$—	$—		$—	$—		$—	$—

(a)	Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.09 per diluted share) provision for asset impairment.
(b)	Represents a one-time non-cash charge reflecting the cumulative effect of the Company’s change in accounting for membership fees from a cash to a deferred method.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	August 29, 2004	August 31, 2003	September 1, 2002	September 2, 2001	September 3, 2000	August 29, 1999	August 30, 1998		August 31, 1997	September 1, 1996	September 3, 1995
BALANCE SHEET DATA
Working capital (deficit)	$1,098,549	$700,431	$180,806	$(229,732)	$65,759	$449,680	$431,288		$145,903	$56,710	$9,381
Property and equipment, net	7,263,697	6,960,008	6,523,619	5,826,585	4,834,116	3,906,888	3,395,372		3,154,634	2,888,310	2,535,593
Total assets	15,092,548	13,191,688	11,620,263	10,089,786	8,633,940	7,505,001	6,259,820		5,476,314	4,911,861	4,437,419
Short-term borrowings	21,595	47,421	103,774	194,552	9,500	—	—		25,460	59,928	75,725
Long-term debt	993,746	1,289,649	1,210,638	859,393	790,053	918,888	930,035		917,001	1,229,221	1,094,615
Stockholders’ equity	$7,624,810	$6,554,980	$5,694,237	$4,882,940	$4,240,280	$3,532,110	$2,965,886		$2,468,116	$1,777,798	$1,530,744
WAREHOUSES IN OPERATION(d)
Beginning of year	397	374	345	313	292	278	261		252	240	221
Opened(a)	20	29	35	39	25	21	18	(c)	17	20	24
Closed(b)	—	(6)	(6)	(7)	(4)	(7)	(1)		(8)	(8)	(5)

End of Year	417	397	374	345	313	292	278		261	252	240

(a)	Includes relocations, as well as new warehouse openings.
(b)	Includes relocations, as well as outright closings.
(c)	Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.
(d)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

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

Executive Overview and Selected Consolidated Statements of Income Data (dollars in thousands, except earnings per share)

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

Key items for fiscal year 2004 included:

•	Net sales increased 13.1% over the prior year, driven by an increase in comparable sales of 10% and the opening of 20 new warehouses;

•	Membership fees for fiscal 2004 increased 12.7% to $961,280 representing new member sign ups at new warehouses opened during the fiscal year, increasing penetration of the Company’s Executive Membership program, and continued strong member renewal rates;

•	Gross margin (net sales less merchandise costs) improved three basis points as a percent of net sales over the prior year, resulting in part from a fourteen basis point improvement in margin in merchandise and ancillary departments;

•	Selling, general and administrative expenses as a percentage of net sales improved eight basis points over the prior year, largely due to higher sales, changes to our health care plans and a flattening of the rising trend in our workers’ compensation costs;

•	Net income for fiscal 2004 increased 22.4% to $882,393, or $1.85 per diluted share; and

•	For the first time, the Board of Directors declared a quarterly cash dividend, and the Company issued quarterly dividends in the third and fourth quarters of $0.10 per share.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales			Percentage Increase/(Decrease) (of dollar amounts)
	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2004 vs. Fiscal 2003	Fiscal 2003 vs. Fiscal 2002
Net sales	100.00%	100.00%	100.00%	13.1%	9.7%
Membership fees	2.04	2.05	2.03	12.7	10.8
Gross margin (a)	10.72	10.69	10.55	13.4	11.2
Selling, general and administrative	9.75	9.83	9.41	12.2	14.6
Preopening expenses	0.07	0.09	0.13	(16.9)	(28.5)
Provision for impaired assets and closing costs, net	—	0.05	0.06	(94.9)	(7.4)

Operating income	2.94	2.77	2.98	19.8	2.2

Interest expense	(0.08)	(0.08)	(0.08)	(0.7)	26.9
Interest income and other	0.11	0.09	0.09	34.0	7.8

Income before income taxes	2.97	2.78	2.99	20.9	1.8
Provision for income taxes	1.10	1.05	1.15	18.5	(0.2)

Net Income	1.87%	1.73%	1.84%	22.4%	3.0%

(a)	Defined as net sales less merchandise costs.

Comparison of Fiscal 2004 (52 weeks) and Fiscal 2003 (52 weeks):

    (dollars in thousands, except earnings per share)

Net Income

Net income for fiscal 2004 increased 22.4% to $882,393, or $1.85 per diluted share, from $721,000, or $1.53 per diluted share during fiscal year 2003.

Net Sales

Net sales increased 13.1% to $47,145,712 in fiscal 2004 from $41,692,699 in fiscal 2003. Approximately 78% of the increase was due to an increase in comparable warehouse sales, that is sales in warehouses open for at least a year. The balance of the increase was due to opening 20 new warehouses during fiscal 2004 and a net of 23 new warehouses (29 opened, 6 closed) during fiscal 2003, a portion of which is not included in comparable warehouse sales. Net sales were reduced by the implementation of Emerging Issues Task Force (EITF) Issue No. 03-10, “Application of Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which was effective at the beginning of the Company’s fiscal 2004 third quarter. EITF 03-10, which primarily impacts the Company’s vendor coupon programs, reduces net sales and merchandise costs by an equal amount and does not affect the Company’s consolidated gross margin or net income. Had EITF 03-10 been in effect for the comparable periods in fiscal 2003, the net sales increase in fiscal 2004 would have been 13.8%. (See Recently Issued Accounting Pronouncements, EITF 03-10.)

For fiscal 2004, comparable sales increased 10% from fiscal 2003. Had EITF 03-10 been in effect for the comparable periods in fiscal 2003, the comparable sales increase for fiscal 2004 would have been 11%.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Changes in prices of merchandise did not materially affect the sales increases, with the exception of gasoline, where price increases accounted for a sales increase of approximately 70 basis points. In addition, due to the weaker U.S. dollar throughout fiscal 2004 as compared to fiscal 2003, translation of foreign sales into U.S. dollars contributed to the increase in sales, accounting for a comparable sales increase of approximately 190 basis points year-over-year. Sales were also positively impacted by the supermarket strikes in Southern California during the first half of the Company’s fiscal year. The positive impact to sales for the entire fiscal year was estimated to be 35 to 50 basis points.

Membership Fees

Membership fees increased 12.7% to $961,280, or 2.04% of net sales, in fiscal 2004 from $852,853, or 2.05% of net sales, in fiscal 2003. This increase was primarily due to additional membership sign-ups at the 20 new warehouses opened in fiscal 2004; increased penetration of the Company’s Executive membership, including the rollout of the program into Canada, which began in the first quarter of fiscal 2004; and high overall member renewal rates consistent with recent years, currently at 86%.

Gross Margin

Gross margin increased 13.4% to $5,053,696, or 10.72% of net sales, in fiscal 2004 from $4,457,316, or 10.69% of net sales, in fiscal 2003. The three basis point increase, as a percent of net sales, reflected a 14 basis point increase in gross margin in the Company’s merchandise departments, helped by strong year-over-year gross margin gains in the Company’s ancillary business operations, particularly gasoline and pharmacy. Year-over-year gross margin, as a percentage of net sales, was also positively impacted by the implementation of EITF 03-10, whereby net sales and merchandise costs were reduced, resulting in an eight basis point increase. The year-over-year gross margin percentage was reduced by 12 basis points due to the increased rewards related to the Executive Membership Two-Percent Reward Program, resulting from an increase in the penetration of the Executive Member program.

The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. Fiscal 2004 included a $6,090 LIFO charge (increase in merchandise costs), while fiscal 2003 included a $19,650 LIFO credit (reduction in merchandise costs). The impact of the LIFO adjustment on a year-over-year basis negatively impacted margin by an additional six basis points. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $13,410 and $19,500 at August 29, 2004 and August 31, 2003, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased to 9.75% during fiscal 2004 from 9.83% during fiscal 2003. Had EITF 03-10 been in effect in fiscal 2003, SG&A expenses as a percent to net sales would have shown additional improvement of seven basis points in fiscal 2004.

For fiscal 2004, warehouse and central operating costs positively impacted SG&A comparisons year-over-year by approximately 21 basis points, primarily due to increased expense leverage of warehouse payroll, benefits (primarily health care), utility and workers’ compensation costs. During the latter half of fiscal 2004, the Company implemented changes to its employee healthcare plans that reduced its overall healthcare costs, primarily in the fourth quarter. This improvement was partially offset by the seven basis point increase resulting from the adoption of EITF 03-10, a two basis point increase in expense related to the establishment of additional insurance liabilities resulting from financial difficulties being experienced by one of the Company’s third-party insurance providers, and an increase in stock-based compensation costs following the Company’s prospective adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” during fiscal 2003, of four basis points.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Preopening Expenses

Preopening expenses totaled $30,451, or 0.07% of net sales, during fiscal 2004 compared to $36,643, or 0.09% of net sales, during fiscal 2003. This reduction was due to fewer warehouse openings. During fiscal 2004, the Company opened 20 new warehouses compared to 29 new warehouses (including 5 relocations) during fiscal 2003. Pre-opening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

Provision for Impaired Assets and Closing Costs, net

The net provision for impaired assets and closing costs was $1,000 in fiscal 2004, compared to $19,500 in fiscal 2003. The provision includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, and losses or gains resulting from the sale of real property. The provision for fiscal 2004 included charges of $16,548 for warehouse closing expenses that were offset by gains of $15,548 on the sale of real property. The provision for fiscal 2003 included charges of $11,836 for warehouse closing expenses, $4,697 for impairment of long-lived assets and $2,967 for net losses on the sale of real property. At August 29, 2004, the reserve for warehouse closing costs was $10,367, of which $9,184 related to future lease obligations. This compares to a reserve for warehouse closing costs of $8,609 at August 31, 2003, of which $7,833 related to future lease obligations.

Interest Expense

Interest expense totaled $36,651 in fiscal 2004, compared to $36,920 in fiscal 2003. Interest expense in both fiscal 2004 and 2003 includes interest on the 3 1/2% Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The decrease was primarily a result of the Company’s reduction in short-term borrowings, principally related to its foreign subsidiaries. This decrease was substantially offset by increases in interest rates on the Senior Notes due to interest rate swap agreements converting the interest rate from fixed to floating.

Interest Income and Other

Interest income and other totaled $51,627 in fiscal 2004, compared to $38,525 in fiscal 2003. The increase primarily reflects greater interest earned on higher cash and cash equivalents balances and short-term investments. In addition, a reduction in the expense to record minority interest in the earnings of foreign subsidiaries was reported in fiscal 2004 as the Company increased its ownership in Costco Wholesale UK Limited to 100%.

Provision for Income Taxes

The effective income tax rate on earnings was 37% in fiscal 2004 and 37.75% in fiscal 2003. The decrease in the effective income tax rate is primarily attributable to lower statutory income tax rates for foreign operations and one-time benefits associated with certain tax planning strategies.

Comparison of Fiscal 2003 (52 weeks) and Fiscal 2002 (52 weeks):

    (dollars in thousands, except earnings per share)

Net Income

Net income for fiscal 2003 increased 3.0% to $721,000, or $1.53 per diluted share, from $699,983, or $1.48 per diluted share during fiscal year 2002.

Net Sales

Net sales increased 9.7% to $41,692,699 in fiscal 2003 from $37,993,093 in fiscal 2002. Approximately 55% of the increase was due to an increase in comparable warehouse sales, that is sales in warehouses open for at

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

least a year, and approximately 45% of the increase was due to opening a net of 23 new warehouses (29 opened, 6 closed) during fiscal 2003 and a net of 29 new warehouses (35 opened, 6 closed) during fiscal 2002, a portion of which is not included in comparable warehouse sales. With the exception of price increases in gasoline, which accounted for a comparable sales increase of approximately 70 basis points, changes in prices of merchandise did not materially contribute to sales increases. In addition, due to the weaker U.S. dollar in fiscal 2003 as compared to fiscal 2002, translation of foreign sales into U.S. dollars contributed to the increase in sales, accounting for a comparable sales increase of approximately one percent year-over-year. Comparable sales increased at a five percent annual rate in fiscal 2003 compared to a six percent annual rate during fiscal 2002.

Membership fees

Membership fees increased 10.8% to $852,853, or 2.05% of net sales, in fiscal 2003 from $769,406, or 2.03% of net sales, in fiscal 2002. This increase was primarily due to additional membership sign-ups at the 23 net new warehouses opened in fiscal 2003, and increased penetration of the Company’s Executive Membership. Overall, member renewal rates remained consistent with the prior year, currently at 86%.

Gross Margin

Gross margin (defined as net sales minus merchandise costs) increased 11.2% to $4,457,316, or 10.69% of net sales, in fiscal 2003 from $4,009,972, or 10.55% of net sales, in fiscal 2002. The increase in gross margin as a percentage of net sales reflects merchandise gross margin improvement within the Company’s ancillary warehouse businesses and international operations accounting for increases of 15 and eight basis points, respectively. Additionally, increased rewards related to the Executive Membership Two-Percent Reward Program reduced gross margin by seven basis points. The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. The effect of the LIFO adjustment for fiscal 2003 was to increase gross margin by $19,650, compared to a gross margin increase of $13,500 in fiscal 2002. If all inventories had been valued using the first-in, first-out (FIFO) method, inventories would have been lower by $19,500 at August 31, 2003 and higher by $150 at September 1, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent of net sales increased to 9.83% during fiscal 2003 from 9.41% during fiscal 2002. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to increases in employee healthcare, workers’ compensation (primarily in the state of California) and salary costs within the Company’s domestic operations. International expenses also increased, accounting for approximately seven basis points of the 42 basis points year-over-year increase.

Preopening Expenses

Preopening expenses totaled $36,643, or 0.09% of net sales, during fiscal 2003, compared to $51,257, or 0.13% of net sales, during fiscal 2002. During fiscal 2003, the Company opened 29 new warehouses (including five relocations) compared to 35 new warehouses (including six relocations) during fiscal 2002. Pre-opening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

Provision for Impaired Assets and Closing Costs, net

The net provision for impaired assets and closing costs was $19,500 in fiscal 2003 compared to $21,050 in fiscal 2002. The provision includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property. The provision for fiscal 2003 included charges of $11,836 for warehouse closing expenses, $4,697 for impairment of long-lived assets and $2,967 for net losses on the sale of real property. The fiscal 2002 provision included charges of $13,683 for warehouse closing expenses and $7,765 for Canadian administrative reorganization, which were offset by $398 of net gains on the sale of real property. At August 31, 2003 the reserve for

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

warehouse closing costs was $8,609, of which $7,833 related to future lease obligations. This compares to a reserve for warehouse closing costs of $11,845 at September 1, 2002, of which $10,395 related to future lease obligations.

Interest Expense

Interest expense totaled $36,920 in fiscal 2003, compared to $29,096 in fiscal 2002. Interest expense in fiscal 2003 includes interest on the 3 1/2% Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the reduction in interest capitalized related to warehouse construction, as the overall cost of projects under construction was lower than in fiscal 2002. The increase was also attributed to the Company’s issuance of $300,000 5 1/2% Senior Notes in March 2002, which were simultaneously swapped to a floating interest rate. This increase was partially offset by an interest rate reduction in the Company’s $300,000 7 1/8% Senior Notes, resulting from interest rate swap agreements entered into effective November 13, 2001, converting the interest rate from fixed to floating, and to the fact that the Company had little interest expense related to borrowings under its commercial paper program in fiscal 2003.

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

Provision for Income Taxes

The effective income tax rate on earnings was 37.75% in fiscal 2003 and 38.50% in fiscal 2002. The decrease in the effective income tax rate, year-over-year, is primarily attributable to lower statutory income tax rates for foreign operations.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)

Cash Flows

Cash flow generated from warehouse operations provides a significant source of liquidity. Net cash provided by operating activities totaled $2,098,783 in fiscal 2004 compared to $1,507,208 in fiscal 2003. The increase of $591,575 is primarily a result of an increase in the change in receivables, other current assets, deferred income and accrued and other current liabilities of $507,860, due primarily to the collection of an operating tax receivable and increases in the workers’ compensation accrual, income taxes payable, executive membership two-percent reward accrual and deferred membership income in fiscal 2004 compared to fiscal 2003. In addition, the increase in net income of $161,393 contributed to the increase in cash provided by operating activities.

The primary investing activity continues to be the purchase of property and equipment and the construction of facilities related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $1,048,481 in fiscal 2004 compared to $790,588 in fiscal 2003, an increase of $257,893. The increase in investing activities primarily relates to net purchases of short-term investments of $303,945 and the purchase of the remaining 20% minority interest in Costco Wholesale UK Limited of $95,153, which was partially offset by a reduction in the acquisition of property and equipment and the construction of facilities for new and remodeled warehouses of $105,045 (from $810,665 to $705,620) between fiscal 2003 and fiscal 2004, as new warehouse openings decreased year-over-year from 29 (including five relocated warehouses) in fiscal 2003 to 20 in fiscal 2004.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Net cash provided by financing activities totaled $209,569 in fiscal 2004 compared to net cash used of $1,428 in fiscal 2003. The increase of $210,997 primarily resulted from an increase in bank checks outstanding of $243,890 and the increase in proceeds received from the exercise of stock options of $90,077, which were offset by the payment of cash dividends in fiscal 2004 of $92,137 and from the reduction in the issuance of long-term debt of $59,424 in fiscal 2003 to no additional issuances of long-term debt in the current fiscal year.

Dividends

Costco’s Board of Directors declared two quarterly cash dividends of $0.10 per share in fiscal 2004. The first quarterly cash dividend of $0.10 per share, in the amount of $45,939, was paid May 31, 2004 to shareholders of record at the close of business on May 10, 2004. The second quarterly cash dividend of $0.10 per share, in the amount of $46,198, was paid August 27, 2004, to shareholders of record at the close of business on July 23, 2004.

Contractual Obligations

The Company’s commitment to make future payments under contractual obligations was as follows, as of August 29, 2004.

	Payments Due by Period
Contractual obligations	Total		Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)	$1,656,393	(2)	$339,441	$336,632	$62,081	$918,239	(2)
Capital lease obligations	5,449		1,451	1,117	1,115	1,766
Operating leases(3)	1,574,778		110,616	212,734	190,401	1,061,027
Purchase obligations (merchandise)(4)	3,509,786		3,153,157	356,629	—	—
Purchase obligations (building, equipment, services and other)(5)	232,212		213,823	16,556	1,833	—
Other(6)	6,235		476	594	418	4,747

Total	$6,984,853		$3,818,964	$924,262	$255,848	$1,985,779

(1)	Amounts include contractual interest payments.

(2)	The amount includes interest accreted to maturity for the Company’s Zero Coupon 3 1/2% Convertible Subordinated Notes due August 2017, totaling $851,648. The consolidated balance sheet as of August 29, 2004 reflects a balance outstanding of $543,025.

(3)	Operating lease obligations have been reduced by $148,339 to reflect sub-lease income.

(4)	Includes open merchandise purchase orders at fiscal year end, including those supported by letters of credit.

(5)	The amounts presented above as purchase obligations include an analysis of all known contracts with the exception of minor outsourced services negotiated at the individual warehouse level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)	Primarily consists of asset retirement obligations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Expansion Plans

Costco’s primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $900,000 to $1,000,000 during fiscal 2005 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures are expected to be financed with a combination of cash provided from operations and the use of cash and cash equivalents and short-term investments.

Expansion plans for the United States and Canada during fiscal 2005 are to open approximately 30 new warehouse clubs inclusive of seven relocations to larger and better-located warehouses. The Company expects to continue its review of expansion plans in its international operations, including the United Kingdom and Asia, along with other international markets. At present, the Company is planning to open two additional warehouses in the U.K and one additional warehouse in both the Taiwan and Japan markets during fiscal 2005. Costco and its Mexico-based joint venture partner, Controladora Comercial Mexicana, each own a 50% interest in Costco Mexico. Costco Mexico plans to open two to three new warehouse clubs during fiscal 2005.

Additional Equity Investments in Subsidiary

On October 3, 2003, the Company acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of $95,153, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expired on November 9, 2004 and $150,000 expires on November 15, 2005. At August 29, 2004, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. The Company presently does not plan to renew the $150,000 portion of the credit facility that expired on November 9, 2004.

A wholly-owned Canadian subsidiary has a $152,000 commercial paper program supported by a $46,000 bank credit facility with a Canadian bank, that is guaranteed by the Company and expires in March 2005. At August 29, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined amounts of the supporting bank credit facilities, which are $346,000 at August 29, 2004, decreased to $196,000 on November 9, 2004.

The Company’s wholly-owned Japanese subsidiary has a short-term $27,400 bank line of credit that originally expired in November 2004. Subsequent to the Company’s fiscal year end, the bank line of credit was extended through February 10, 2005. At August 29, 2004, no amounts were outstanding under the line of credit.

The Company’s Korean subsidiary has a short-term $10,400 bank line of credit, which expires in January 2005. At August 29, 2004, no amounts were outstanding under the line of credit.

The Company’s wholly-owned UK subsidiary has a $108,000 bank revolving credit facility expiring in February 2007 and a $63,000 bank overdraft facility renewable on a yearly basis in March. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling approximately $338,000. The outstanding commitments under these facilities at August 29, 2004 totaled approximately $166,800, including approximately $52,900 in standby letters of credit.

Financing Activities

The Company’s 7 1/8% Senior Notes of $304,350 at August 29, 2004 are due on June 15, 2005. The Company plans to repay the 7 1/8% Senior Notes from its cash and cash equivalents and short-term investment balances, which totaled $3,129,882 at August 29, 2004.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of approximately $36,576, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of approximately $27,432, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009. The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually. Simultaneous with the issuance of the Senior Notes, the Company entered into interest rate swap agreements converting the interest from fixed to floating.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, additional debt securities of $100,000 were registered. The $300,000 of 5 1/2% Senior Notes issued in March 2002 reduced the amount of registered securities available for future issuance to $300,000.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at August 29, 2004 was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of August 29, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $25,754, which is recorded in other assets on the Company’s consolidated balance sheet. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on the Company’s financial condition or consolidated financial statements.

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program,

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

the Company could repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but non-issued shares and would be used for general corporate purposes, including stock option grants under stock option programs. On October 25, 2004, the Board of Directors renewed the program for another three years. To date, no shares have been repurchased under either program.

Critical Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to revenue recognition, merchandise inventory, impairment of long-lived assets and warehouse closing costs and insurance/self-insurance liabilities. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time customers take possession of merchandise or receive services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical returns levels.

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

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic and rational approach.

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

The Company provides estimates for warehouse closing costs when it is appropriate to do so based on the applicable accounting principles generally accepted in the United States. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003 and revised the implementation date to the first fiscal period ending after March 15, 2004, with the exception of special purpose entities. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For fiscal 2004, net sales and merchandise costs have been reduced by $334,065. Had the Company’s comparable periods in fiscal 2003 and 2002 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by $282,288 and $248,155, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

In November 2002, the EITF reached consensus on certain issues discussed in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus by the Company in fiscal 2003 did not have a significant impact on the Company on an annual basis, but resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and extends the recognition time frame beyond that which was in effect for similar contracts entered into prior to December 31, 2002. Net income for fiscal 2004 was negatively impacted by approximately $2,808 (after-tax) due to the adoption of EITF 02-16.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risk resulting from changes in interest and foreign currency rates. As a policy, the Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of the Company’s long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of August 29, 2004, the Company’s fixed rate long-term debt includes its $851,648 principal amount at maturity Zero Coupon Subordinated Notes and additional notes and capital lease obligations totaling $130,561. The Company’s debt also includes $300,000 7 1/8% Senior Notes and $300,000 5 1/2% Senior Notes. The Company has entered into “fixed-to-floating” interest rate swaps on the Senior Notes, effectively converting these fixed interest rate securities to variable rate securities. Fluctuations in interest rates may affect the fair value of the fixed rate debt and may affect the interest expense related to the variable rate debt.

The Company holds interest-bearing instruments that are classified as cash and cash equivalents and short-term investments. Short-term investments generally have a maturity of three months to five years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As the majority of these instruments are of a short-term nature, if interest rates were to increase or decrease immediately, there is no material risk of a valuation adjustment related to these instruments. For those instruments that are classified as available for sale, the unrealized gains or losses related to fluctuations in interest rates are reflected in other accumulated comprehensive income or loss. Based on the Company’s cash and cash equivalents and short-term investments balances at August 29, 2004, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $27,000 to interest income (pre-tax) on an annual basis.

Most foreign currency transactions have been conducted in local currencies, limiting the Company’s exposure to changes in currency rates. The Company periodically enters into short-term forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The fair value of foreign exchange contracts outstanding at August 29, 2004 was not material to the Company’s results of operations or its financial position.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets, as of August 29, 2004 and August 31, 2003	32
Consolidated Statements of Income, for the 52 weeks ended August 29, 2004, August 31, 2003 and September 1, 2002	33
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 52 weeks ended August 29, 2004, August 31, 2003 and September 1, 2002	34
Consolidated Statements of Cash Flows, for the 52 weeks ended August 29, 2004, August 31, 2003 and September 1, 2002	35
Notes to Consolidated Financial Statements	36

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

The Company carried out an evaluation as of August 29, 2004, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

At the end of fiscal year 2005, Section 404 of the Sarbanes-Oxley Act will require management of the Company to provide in its annual report an assessment of the effectiveness of the Company’s internal controls over financial reporting and the Company’s independent public accounting firm will be required to attest to management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco’s Proxy Statement for its Annual Meeting of Stockholders to be held on January 27, 2005 (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Age	Position With Company
James D. Sinegal	68	President and Chief Executive Officer
Jeffrey H. Brotman	62	Chairman of the Board
Richard D. DiCerchio	61	Sr. Executive Vice President, Chief Operating Officer, Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses
Richard A. Galanti	48	Executive Vice President and Chief Financial Officer
W. Craig Jelinek	52	Executive Vice President, Chief Operating Officer, Merchandising
Paul G. Moulton	53	Executive Vice President, Real Estate Development
Joseph P. Portera	51	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions
Douglas W. Schutt	45	Executive Vice President, Chief Operating Officer, Northern/Midwest Division
Thomas K. Walker	64	Executive Vice President, Construction, Distribution and Traffic
Dennis R. Zook	55	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions

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

Richard D. DiCerchio has been Senior Executive Vice President of the Company since 1997. During fiscal 2004 Mr. DiCerchio assumed the responsibilities of Global Operations and Manufacturing and Ancillary Businesses and relinquished the role over Merchandising, which he had held since August 1994. He is Chief Operating Officer – Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer-Northern Division. He was appointed Chief Operating Officer-Western Region of the Company in August 1992 and was appointed Executive Vice President and director in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of the Company. He joined the Company as Vice President, Operations in May 1983.

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

W. Craig Jelinek has been Executive Vice President, Chief Operating Officer, Merchandising since February 2004. Prior to that date he was Chief Operating Officer—Northern Division since September 1995. He had been Senior Vice President, Operations—Northwest Region since September 1994. From May 1986 to September 1994, he was Vice President, Regional Operations Manager—Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

Item 10—Directors and Executive Officers of the Registrant (Continued)

Paul G. Moulton has been Executive Vice President, Real Estate Development since February 2001. He had been responsible for Marketing, E-commerce and Member Services since October 1999. He was Senior Vice President, Information Systems from November 1997 to August 1999. From 1995 to 1997, he was Senior Vice President, Chief Operating Officer of Costco Asia; and from 1992 to 1995 he was Senior Vice President, Chief Operating Officer of Costco Europe. From 1990 to 1992, Mr. Moulton was Vice President of Finance and Corporate Treasurer and has held various management positions since joining Costco Wholesale Corporation in July 1985.

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

Douglas W. Schutt has been Executive Vice President, Chief Operating Officer—Northern/Midwest Division, since February 2004. He was Senior Vice President, E-Commerce, Business Delivery, Costco Home, Special Order Kiosk and Roadshows from 2001 to February 2004. From 1993 to 2000 Mr. Schutt held the title of Senior Vice President, Non-Foods Merchandising and prior to that held the position of Vice President, Non-Foods for the Price Company.

Thomas K. Walker has been Executive Vice President, Construction, Distribution and Traffic since February 2004. He was Senior Vice President, Construction, Distribution and Traffic from August 1992 to February 2004. From 1984 to 1992, he was Vice President, Regional Operations – Southeast Region. He joined the Company as Assistant Warehouse manager in July 1983 and opened Costco’s second warehouse in Portland, Oregon as Warehouse Manager in October 1983.

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

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

1.	Financial Statements:

See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

2.	Financial Statement Schedules—None.

3.	Exhibits:

The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

(b)	One report on Form 8-K was filed during the 16-week period ended August 29, 2004—on May 27, 2004. On October 7, 2004, subsequent to the Company’s fiscal year end, the Company filed a Form 8-K that contained its press release of the financial results of the fourth quarter and fiscal year 2004. Additionally, on October 13, 2004, the Company filed a Form 8-K that contained its press release announcing the election of Susan Decker as a new member of its Board of Directors.

(c)	Financial Statement Schedules—None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2004

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ JAMES D. SINEGAL	November 12, 2004
James D. Sinegal
President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	November 12, 2004
Jeffrey H. Brotman
Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	November 12, 2004
Richard D. DiCerchio
Sr. Executive Vice President, Chief Operating Officer Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses and Director

By	/s/ RICHARD A. GALANTI	November 12, 2004
Richard A. Galanti
Executive Vice President, Chief Financial Officer and
Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	November 12, 2004
David S. Petterson
Senior Vice President and Controller
(Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	November 12, 2004
Dr. Benjamin S. Carson, Sr., M.D.
Director

By		November 12, 2004
Susan Decker
Director

By	/s/ DANIEL J. EVANS	November 12, 2004
Daniel J. Evans
Director

By	/s/ WILLIAM H. GATES	November 12, 2004
William H. Gates
Director

By	/s/ HAMILTON E. JAMES	November 12, 2004
Hamilton E. James
Director

By	/s/ RICHARD M. LIBENSON	November 12, 2004
Richard M. Libenson
Director

By	/s/ JOHN W. MEISENBACH	November 12, 2004
John W. Meisenbach
Director

By	/s/ CHARLES T. MUNGER	November 12, 2004
Charles T. Munger
Director

By	/s/ JILL S. RUCKELSHAUS	November 12, 2004
Jill S. Ruckelshaus
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 29, 2004 and August 31, 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the 52 weeks ended August 29, 2004, August 31, 2003, and September 1, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August 29, 2004 and August 31, 2003, and the results of their operations and their cash flows for the 52 weeks ended August 29, 2004, August 31, 2003, and September 1, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective February 16, 2004, the Company adopted Emerging Issues Task Force Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” and effective September 2, 2002, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Additionally, as discussed in Note 1 to the consolidated financial statements, during the fiscal year ended August 31, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” based on the specific transition guidance.

/s/  KPMG LLP

Seattle, Washington

October 22, 2004

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par value)

	August 29, 2004	August 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,823,135	$1,545,439
Short-term investments	306,747	—
Receivables, net	335,175	556,090
Merchandise inventories	3,643,585	3,339,428
Other current assets	160,457	270,581

Total current assets	7,269,099	5,711,538

PROPERTY AND EQUIPMENT
Land	2,284,574	2,173,685
Buildings, leaseholds and land improvements	5,212,295	4,831,236
Equipment and fixtures	1,974,995	1,846,324
Construction in progress	132,180	154,181

	9,604,044	9,005,426
Less accumulated depreciation and amortization	(2,340,347)	(2,045,418)

Net property and equipment	7,263,697	6,960,008

OTHER ASSETS	559,752	520,142

	$15,092,548	$13,191,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$21,595	$47,421
Accounts payable	3,600,200	3,131,320
Accrued salaries and benefits	904,209	734,261
Accrued sales and other taxes	223,009	207,392
Deferred membership income	453,881	401,357
Current portion long-term debt	305,594	7,051
Other current liabilities	662,062	482,305

Total current liabilities	6,170,550	5,011,107
LONG-TERM DEBT, excluding current portion	993,746	1,289,649
DEFERRED INCOME TAXES AND OTHER LIABILITIES	244,176	209,835

Total liabilities	7,408,472	6,510,591

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	59,266	126,117

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares unauthorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 462,637,000 and 457,479,000 shares issued and outstanding	2,313	2,287
Additional paid-in capital	1,466,366	1,280,942
Other accumulated comprehensive income/(loss)	16,144	(77,980)
Retained earnings	6,139,987	5,349,731

Total stockholders’ equity	7,624,810	6,554,980

	$15,092,548	$13,191,688

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002
REVENUE
Net sales	$47,145,712	$41,692,699	$37,993,093
Membership fees	961,280	852,853	769,406

Total revenue	48,106,992	42,545,552	38,762,499
OPERATING EXPENSES
Merchandise costs	42,092,016	37,235,383	33,983,121
Selling, general and administrative	4,597,877	4,097,398	3,575,536
Preopening expenses	30,451	36,643	51,257
Provision for impaired assets and closing costs, net	1,000	19,500	21,050

Operating income	1,385,648	1,156,628	1,131,535
OTHER INCOME (EXPENSE)
Interest expense	(36,651)	(36,920)	(29,096)
Interest income and other	51,627	38,525	35,745

INCOME BEFORE INCOME TAXES	1,400,624	1,158,233	1,138,184
Provision for income taxes	518,231	437,233	438,201

NET INCOME	$882,393	$721,000	$699,983

NET INCOME PER COMMON SHARE:
Basic	$1.92	$1.58	$1.54

Diluted	$1.85	$1.53	$1.48

Shares used in calculation (000’s)
Basic	459,223	456,335	453,650
Diluted	482,459	479,326	479,262
Dividends per share	$0.20	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the 52 weeks ended August 29, 2004, the 52 weeks ended August 31, 2003 and the 52 weeks ended September 1, 2002

(in thousands)

	Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Income/(Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE AT SEPTEMBER 2, 2001	451,754	$2,259	$1,125,543	$(173,610)	$3,928,748	$4,882,940
Comprehensive Income
Net Income	—	—	—	—	699,983	699,983
Other accumulated comprehensive income Foreign currency translation adjustment	—	—	—	15,885	—	15,885

Total comprehensive income	—	—	—	15,885	699,983	715,868
Stock options exercised including income tax benefits and other	3,571	18	95,402	—	—	95,420
Conversion of convertible debentures	—	—	9	—	—	9

BALANCE AT SEPTEMBER 1, 2002	455,325	2,277	1,220,954	(157,725)	4,628,731	5,694,237
Comprehensive Income
Net Income	—	—	—	—	721,000	721,000
Other accumulated comprehensive income Foreign currency translation adjustment	—	—	—	79,745	—	79,745

Total comprehensive income	—	—	—	79,745	721,000	800,745
Stock options exercised including income tax benefits and other	2,154	10	47,919	—	—	47,929
Stock-based compensation	—	—	12,069	—	—	12,069

BALANCE AT AUGUST 31, 2003	457,479	2,287	1,280,942	(77,980)	5,349,731	6,554,980
Comprehensive Income
Net Income	—	—	—	—	882,393	882,393
Other accumulated comprehensive income Foreign currency translation and other	—	—	—	94,124	—	94,124

Total comprehensive income	—	—	—	94,124	882,393	976,517
Stock options exercised including income tax benefits and other	5,153	26	148,785	—	—	148,811
Conversion of convertible debentures	5	—	131	—	—	131
Stock-based compensation	—	—	36,508	—	—	36,508
Cash dividends	—	—	—	—	(92,137)	(92,137)

BALANCE AT AUGUST 29, 2004	462,637	$2,313	$1,466,366	$16,144	$6,139,987	$7,624,810

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$882,393	$721,000	$699,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,721	391,302	341,781
Accretion of discount on zero coupon notes	18,421	17,852	17,233
Stock-based compensation	36,508	12,069	—
Undistributed equity earnings in affiliates	(23,517)	(21,612)	(21,485)
Net (gain)/loss on sale of property and equipment and other	(9,122)	4,907	4,001
Provision for impaired assets	2,592	4,697	—
Change in deferred income taxes	32,496	68,693	12,179
Tax benefit from exercise of stock options	22,712	12,348	27,171
Change in receivables, other current assets, deferred income, accrued and other current liabilities	740,027	232,167	129,883
Increase in merchandise inventories	(256,438)	(162,759)	(380,158)
Increase in accounts payable	211,990	226,544	187,655

Total adjustments	1,216,390	786,208	318,260

Net cash provided by operating activities	2,098,783	1,507,208	1,018,243

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(705,620)	(810,665)	(1,038,605)
Proceeds from the sale of property and equipment	55,400	51,829	32,849
Purchase of minority interest	(95,153)	—	—
Investment in unconsolidated joint venture	—	—	(1,000)
(Increase)/decrease in short-term investments	(303,945)	—	4,928
Decrease/(increase) in other assets and other, net	837	(31,752)	(31,987)

Net cash used in investing activities	(1,048,481)	(790,588)	(1,033,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(31,492)	(58,144)	(99,175)
Net proceeds from issuance of long-term debt	—	59,424	300,000
Repayments of long-term debt	(6,602)	(11,823)	(18,540)
Change in bank checks outstanding	212,251	(31,639)	(35,136)
Cash dividend payments	(92,137)	—	—
Proceeds from minority interests	2,805	6,087	3,908
Exercise of stock options	124,744	34,667	66,771

Net cash provided by/(used in) financing activities	209,569	(1,428)	217,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,825	24,729	677

Increase in cash and cash equivalents	1,277,696	739,921	202,933
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,545,439	805,518	602,585

CASH AND CASH EQUIVALENTS END OF YEAR	$2,823,135	$1,545,439	$805,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (excludes amounts capitalized)	$14,648	$20,861	$9,511
Income taxes	$327,368	$320,546	$351,003

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 29, 2004, Costco operated 441 warehouse clubs: 324 in the United States and three in Puerto Rico; 63 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; four in Japan; and 24 warehouses in Mexico with a joint venture partner.

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $178,997 at August 29, 2004 and $167,293 at August 31, 2003. The equity in earnings of Costco Mexico is included in interest income and other and for fiscal 2004, 2003 and 2002, was $22,208, $21,400 and $21,028, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $108,282 and $86,074 at August 29, 2004 and August 31, 2003, respectively.

Fiscal Years

The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal years 2004, 2003 and 2002 were 52-week years.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $2,823,135 at August 29, 2004 and $1,545,439 at August 31, 2003, credit and debit card receivables were $441,244 and $412,861, respectively.

Short-term Investments

Short-term investments have a maturity of three months to five years at the date of purchase. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available for sale are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other accumulated comprehensive income or loss. Included within corporate notes and bonds are investments totaling $171,179 that have been designated as “hold to maturity securities” and are recorded at cost. At August 29, 2004, the cost of these securities approximated market value.

Short-term investments at August 29, 2004 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency securities	$46,060	$102	$(107)	$46,055
Money market mutual funds	25,112	—	—	25,112
Corporate notes and bonds	216,271	95	(149)	216,217
Asset backed securities	13,283	16	(115)	13,184
Mortgage backed securities	6,161	18	—	6,179

Total short-term investments	$306,887	$231	$(371)	$306,747

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $1,139 at August 29, 2004 and $1,529 at August 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount and as a component of cost of sales as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic and rational approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter if necessary, for the expected annual effect of inflation and these estimates are adjusted to actual results determined at year-end. The Company considers in its calculation of the LIFO cost the estimated net realizable value of inventory in those inventory pools where deflation exists and records a write down of inventory where estimated net realizable value is less than LIFO inventory. The LIFO inventory adjustment for the fourth quarter of fiscal 2004 decreased gross margin by $590 as compared to an increase of $14,650 in the fourth quarter of fiscal 2003. If all merchandise inventories had been valued using the FIFO method, inventories would have been lower by $13,410 and $19,500 at August 29, 2004 at August 31, 2003, respectively.

	August 29, 2004	August 31, 2003
Merchandise inventories consist of:
United States (primarily LIFO)	$2,903,551	$2,668,342
Foreign (FIFO)	740,034	671,086

Total	$3,643,585	$3,339,428

The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company’s fiscal year.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over twenty-five to thirty-five years; equipment and fixtures are depreciated over three to ten years; leasehold improvements are

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

amortized over the initial term of the lease or the useful lives of the assets. The Company capitalizes certain costs related to the acquisition and development of software and amortizes those costs using the straight-line method over their estimated useful lives, which range from three to five years.

Interest costs incurred on property and equipment during the construction period are capitalized. The amount of interest costs capitalized was $4,155 in fiscal 2004, $3,272 in fiscal 2003, and $13,480 in fiscal 2002.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur, which may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net carrying value. The Company recorded a pre-tax, non-cash charge of $2,592, $4,697 and $0 in fiscal 2004, 2003 and 2002, respectively, reflecting its estimate of impairment relating to real property. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $65,721 at August 29, 2004 and $46,549 at August 31, 2003. The increase in goodwill was due to the Company increasing its ownership in Costco Wholesale UK Limited from 80% to 100% in the first quarter of fiscal 2004. The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets should no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at August 29, 2004 and August 31, 2003 are $438,025 and $216,980, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Short-term forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable-rate debt. As of August 29, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $25,754, which is recorded in other assets. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the fair value recorded on the hedged debt, and result in no net earnings impact.

Equity Investments in Subsidiary

On October 3, 2003, the Company acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of $95,153, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%. In conjunction with this purchase the Company increased the carrying value of the land and buildings of Costco Wholesale UK Limited by $12,808 and recorded goodwill of $16,719.

Foreign Currency Translations

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other accumulated comprehensive income (loss). Revenue and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses and were not significant in either fiscal 2004, 2003, or 2002.

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical returns levels. The reserve for sales returns (sales returns net of merchandise costs) was $5,524 and $4,869 at August 29, 2004 and August 31, 2003, respectively.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year term of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the fiscal years ended August 29, 2004, August 31, 2003 and September 1, 2002, and the related liability as of those dates were as follows:

	Fiscal Year Ended
	August 29, 2004	August 31, 2003	September 1, 2002
Two-percent reward sales reduction	$244,487	$169,612	$143,637
Two-percent unredeemed reward liability	$170,941	$114,681	$94,448

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

Marketing and Promotional Expenses

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and direct mail marketing programs to existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred.

Preopening Expenses

Preopening expenses related to new warehouses, major remodels/expansions, new regional offices and other startup operations are expensed as incurred.

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended
	August 29, 2004	August 31, 2003	September 1, 2002
Net income, as reported	$882,393	$721,000	$699,983
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23,000	7,513	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(58,388)	(70,257)	(75,743)

Pro-forma net income	$847,005	$658,256	$624,240

Net Income per share:
Basic—as reported	$1.92	$1.58	$1.54

Basic—pro-forma	$1.84	$1.44	$1.38

Diluted—as reported	$1.85	$1.53	$1.48

Diluted—pro-forma	$1.78	$1.40	$1.32

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature or variable interest rates. Short-term investments classified as available for sale are recorded at market value with unrealized gains or losses reflected in other accumulated comprehensive income or loss. Short-term investments designated as “hold-to-maturity” securities are recorded at cost and approximated market value at August 29, 2004. The fair value of fixed rate debt at August 29, 2004 and August 31, 2003 was $1,581,368 and $1,415,252, respectively.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. The provision for fiscal 2004 included charges of $16,548 for warehouse closing expenses offset by net gains of $15,548 related to the sale of real property. The fiscal 2003 provision included charges of $11,836 for warehouse closing expenses and $2,967 for net losses on the sale of real property. As of August 29, 2004, the Company’s reserve for warehouse closing costs was $10,367, of which $9,184 related to future lease obligations. This compares to a reserve for warehouse closing costs of $8,609 at August 31, 2003, of which $7,833 related to future lease obligations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Interest Income and Other

Interest income and other includes:

	Fiscal Year Ended
	August 29, 2004	August 31, 2003	September 1, 2002
Interest income	$31,537	$21,200	$16,005
Minority interest/earnings of affiliates and other	20,090	17,325	19,740

Total	$51,627	$38,525	$35,745

The Company recently determined that its joint venture Costco Mexico had incorrectly reported to the Company the amount of deferred taxes recorded by Costco Mexico under SFAS No. 109, “Accounting for Income Taxes.” As a result, the Company overstated its share in the equity in earnings of Costco Mexico (reported in interest income and other) in fiscal years 2004, 2003 and 2002 by approximately $1,000, $1,000 and $6,000, respectively – representing less than 1% of the Company’s income before income taxes in each of these years. The cumulative balance sheet effect (reflected in other assets), over the past 12 fiscal years, has been to overstate the Company’s investment in Costco Mexico by approximately $24,000, or less than .16% of total assets at fiscal 2004 year end. The Company believes that the incorrect reporting of deferred taxes of Costco Mexico has not materially impacted its consolidated results of operations, financial position or cash flows. Accordingly, these amounts have not been adjusted in the accompanying consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002
Net income available to common stockholders used in basic EPS	$882,393	$721,000	$699,983
Interest on convertible bonds, net of tax	11,607	11,109	10,602

Net income available to common stockholders after assumed conversions of dilutive securities	$894,000	$732,109	$710,585

Weighted average number of common shares used in basic EPS (000’s)	459,223	456,335	453,650
Stock options (000’s)	3,892	3,646	6,267
Conversion of convertible bonds (000’s)	19,344	19,345	19,345

Weighted number of common shares and dilutive potential common stock used in diluted EPS (000’s)	482,459	479,326	479,262

The diluted share base calculation for fiscal years ended August 29, 2004, August 31, 2003 and September 1, 2002, excludes 24,747,815, 33,362,000 and 6,908,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

Dividends

Costco’s Board of Directors declared two quarterly cash dividends of $0.10 per share in fiscal 2004. The first quarterly cash dividend of $0.10 per share, in the amount of $45,939, was paid May 31, 2004 to shareholders of record at the close of business on May 10, 2004. The second quarterly cash dividend of $0.10 per share, in the amount of $46,198, was paid August 27, 2004, to shareholders of record at the close of business on July 23, 2004. The Company presently expects to pay a cash dividend on a quarterly basis going forward.

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company could repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would constitute authorized, but non-issued shares and would be used for general corporate purposes, including stock option grants under stock option programs. On October 25, 2004, the Board of Directors renewed the program for another three years. To date, no shares have been repurchased under either program.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003 and revised the implementation date to the first fiscal period ending after March 15, 2004, with the exception of special purpose entities. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For fiscal 2004, net sales and merchandise costs have been reduced by $334,065. Had the Company’s comparable periods in fiscal 2003 and 2002 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by $282,288 and $248,155, respectively.

In November 2002, the EITF reached consensus on certain issues discussed in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus by the Company in fiscal 2003 did not have a significant impact on the Company on an annual basis. However, the application of the consensus has resulted in a change in the timing for the recognition of some vendor allowances for certain agreements entered into subsequent to December 31, 2002 and extends the recognition time frame beyond that which was in effect for similar contracts

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

entered into prior to December 31, 2002. Net income for fiscal 2004 was negatively impacted by approximately $2,808 (after-tax) due to the adoption of EITF 02-16.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior fiscal years to conform with the presentation adopted in the current fiscal year.

Note 2—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $976,517 for fiscal 2004 and $800,745 for fiscal 2003. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are the components applied to net income to calculate the Company’s comprehensive income and totaled $94,264 and ($140), respectively, for fiscal 2004 and $79,745, which related only to foreign currency translation adjustments in fiscal 2003.

Note 3—Debt

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has in place a $500,000 commercial paper program supported by a $300,000 bank credit facility with a group of ten banks, of which $150,000 expired on November 9, 2004 and $150,000 expires on November 15, 2005. At August 29, 2004 and August 31, 2003, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. The Company presently does not plan to renew the $150,000 portion of the credit facility that expired on November 9, 2004.

A wholly-owned Canadian subsidiary has a $152,000 commercial paper program supported by a $46,000 bank credit facility with a Canadian bank that is guaranteed by the parent company and expires in March 2005. At August 29, 2004 and August 31, 2003, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined amounts of the supporting bank credit facilities, which are $346,000 at August 29, 2004, decreased to $196,000 on November 9, 2004.

The Company’s wholly-owned Japanese subsidiary has a short-term $27,400 bank line of credit that originally expired in November 2004. Subsequent to the Company’s fiscal year end, the bank line of credit was extended through February 10, 2005. At August 29, 2004 and August 31, 2003, no amounts were outstanding under the line of credit.

The Company’s Korean subsidiary has a short-term $10,400 bank line of credit, which expires in January 2005. At August 29, 2004, no amounts were outstanding under the line of credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

The Company’s wholly-owned United Kingdom subsidiary has a $108,000 bank revolving credit facility expiring in February 2007 and a $63,000 bank overdraft facility renewable on a quarterly basis in March. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility. At August 31, 2003, $47,421 was outstanding under the revolving credit facility with an applicable interest rate of 4.413% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling approximately $338,000. The outstanding commitments under these facilities at August 29, 2004 totaled approximately $166,800, including approximately $52,900 in standby letters of credit.

Short-Term Borrowings

The weighted average borrowings, maximum borrowings and weighted average interest rate under all short-term borrowing arrangements were as follows for fiscal 2004 and 2003:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended August 29, 2004
Bank borrowings:
Canadian	$53,826	$3,005	2.73%
Other International	48,232	21,994	4.40
Fiscal year ended August 31, 2003
Bank borrowings:
Canadian	$5,655	$367	4.65%
Other International	127,098	81,431	3.68
U.S. Commercial Paper	17,657	2,065	4.92

Long-term Debt

Long-term debt at August 29, 2004 and August 31, 2003 consisted of the following:

	2004	2003
7 1/8% Senior Notes due June 2005	$304,350	$308,684
5 1/2% Senior Notes due March 2007	321,404	325,520
2.070% Promissory notes due October 2007	32,004	30,079
1.187% Promissory notes due July 2008	27,432	25,782
0.88% Promissory notes due November 2009	27,432	25,782
0.92% Promissory notes due April 2010	36,576	34,376
3 1/2% Zero Coupon convertible subordinated notes due August 2017	543,025	524,735
Notes payable secured by trust deeds on real estate	—	8,023
Capital lease obligations and other	7,117	13,719

	1,299,340	1,296,700
Less current portion	305,594	7,051

Total long-term debt	$993,746	$1,289,649

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

In June 1995, the Company issued $300,000 of 7 1/8% Senior Notes due June 15, 2005. Interest on the notes is payable semiannually on June 15 and December 15. The indentures contain certain limitations on the Company’s and certain subsidiaries’ ability to create liens securing indebtedness and to enter into certain sale-leaseback transactions. In November 2001, the Company entered into “fixed-to-floating” interest rate swap agreements that replaced the fixed interest rate with a floating rate indexed to LIBOR. The Company plans to repay the 7 1/8% Senior Notes from its cash and cash equivalents and short-term investments balances, which total $3,129,882 at August 29, 2004.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually on March 15 and September 15. Simultaneous with the issuance of the 5 1/2% Senior Notes, the Company entered into interest rate swap agreements converting the interest to a floating rate indexed to LIBOR. As of August 29, 2004, the Company was in compliance with all restrictive covenants.

In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of approximately $32,004, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of approximately $27,432, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of approximately $27,432, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of approximately $36,576, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity Zero Coupon Subordinated Notes (the “Notes”) due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The current Notes outstanding are convertible into a maximum of 19,340,158 shares of Costco Common Stock shares at an initial conversion price of $22.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. As of August 29, 2004, $48,352 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, an additional $100,000 in debt securities was registered, bringing the total amount of debt registered under the shelf registration to $600,000. The $300,000 of 5 1/2% Senior Notes issued in March 2002 reduced the amount of registered securities available for future issuance to $300,000.

At August 29, 2004, the fair value of the 7 1/8% Senior Notes, and the 5 1/2% Senior Notes, based on market quotes, was approximately $311,250 and $316,950, respectively. The Senior Notes are not redeemable prior to

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at August 29, 2004, based on market quotes, was approximately $822,607. The fair value of other long-term debt approximates carrying value.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2005	$305,594
2006	879
2007	322,305
2008	61,467
2009	450
Thereafter	608,645

Total	$1,299,340

Note 4—Leases

The Company leases land and/or warehouse buildings at 91 of the 417 warehouses open at August 29, 2004, and certain other office and distribution facilities under operating leases with remaining terms ranging from 1 to 44 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. The Company accounts for its leases with step-rent provisions on a straight-line basis over the original term of the lease.

Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

Aggregate rental expense for fiscal 2004, 2003, and 2002, was $95,800, $84,146, and $69,894, respectively. Future minimum payments, net of sub-lease income of $148,339, during the next five fiscal years and thereafter under non-cancelable leases with terms in excess of one year, at August 29, 2004, were as follows:

2005	$110,616
2006	109,305
2007	103,429
2008	98,611
2009	91,790
Thereafter	1,061,027

Total minimum payments	$1,574,778

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stock Options

The Company’s 1993 Combined Stock Grant and Stock Option Plan (the “1993 plan”) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002 the 2002 Stock Incentive Plan (the “2002 plan”) was adopted following shareholder approval. The 2002 plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 plan replaces the 1993 plan and the 1993 plan has been amended to provide that no more options or stock grants may be issued under such plan. Any shares under the 1993 plan that remain available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) will be added to the number of shares available for grant under the 2002 plan. The 2002 plan authorizes the Company to grant stock options to eligible employees, directors and consultants. Options granted under these plans have a ten-year term and generally have a vesting period of five years. At August 29, 2004, options for approximately 27.5 million shares were vested and 11.7 million shares were available for future grants under the plan.

In fiscal 2004, 2003 and 2002 the Company recognized stock compensation costs of $36,508, $12,069 and $0, respectively. The effects of applying SFAS No. 123 were substantially less in fiscal 2003 than the effects on net income and earnings per share in fiscal 2004 and expected in future periods because this was the initial year of adoption. Fiscal 2004 reflects compensation expense from options granted in that year, as well as continuing recognition of expense associated with options issued in prior years as they vest. Shares granted in fiscal 2004 and 2003 totaled 7,780,924 and 8,479,550 shares, respectively, with the majority of these shares being granted in the middle of the fiscal third quarter for both fiscal years.

Total stock compensation costs on a pre-tax basis that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $92,679, $112,863 and $123,159 in fiscal 2004, 2003 and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk free interest rate	3.38%	3.30%	4.45%
Expected life	6 years	6 years	5 years
Expected volatility	44%	46%	46%
Expected dividend yield	1.04%	0%	0%

Stock option transactions relating to the aggregate of the 1993 and 2002 plans are summarized below (shares in thousands):

	2004		2003		2002
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Outstanding at beginning of fiscal year	48,790	$31.93	42,961	$31.49	39,578	$29.15
Granted(2)	7,781	37.19	8,480	30.47	7,641	38.10
Exercised	(5,153)	24.23	(2,154)	16.13	(3,571)	18.77
Cancelled	(884)	36.27	(497)	37.14	(687)	37.12

Outstanding at end of fiscal year	50,534	$33.45	48,790	$31.93	42,961	$31.49

(1)	Weighted-average exercise price/grant price.

(2)	The weighted-average fair value based on the Black-Scholes model of options granted during fiscal 2004, 2003 and 2002, were $16.01, $14.84 and $17.83, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stock Options (Continued)

The following table summarizes information regarding stock options outstanding at August 29, 2004 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Remaining Contractual Life(1)	Price(1)	Number	Price(1)
$6.66–$32.87	16,851	5.72	$24.18	9,723	$19.45
$33.54–$37.35	20,878	7.05	36.10	10,131	35.87
$37.44–$52.50	12,805	6.55	41.30	7,659	42.25

	50,534	6.48	$33.44	27,513	$31.84

(1)	Weighted-average.

At August 31, 2003 and September 1, 2002, there were 25,147 and 19,843 options exercisable at weighted average exercise prices of $29.02 and $25.40, respectively.

Note 6—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on salary and years of service.

California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. For all the California union employees, the Company sponsored 401(k) plan currently allows pre-tax deferral against which the Company matches 50% of the first five hundred dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on hours worked and years of service. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary.

Amounts expensed under these plans were $169,664, $149,392 and $127,189 for fiscal 2004, 2003 and 2002, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under the SFAS No. 106 “Employer’s Accounting for Post-retirement Benefits Other than Pensions.”

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Income Taxes

The provisions for income taxes for fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Federal:
Current	$257,092	$295,323	$331,455
Deferred	116,390	35,150	5,263

Total federal	373,482	330,473	336,718

State:
Current	53,608	58,739	48,256
Deferred	20,479	(470)	4,269

Total state	74,087	58,269	52,525

Foreign:
Current	171,006	9,634	46,197
Deferred	(100,344)	38,857	2,761

Total foreign	70,662	48,491	48,958

Total provision for income taxes	$518,231	$437,233	$438,201

For fiscal 2004 the annual effective tax rate remained constant throughout the year at 37%. In the fourth quarter of fiscal 2003 and 2002 the Company adjusted the annual effective tax rate used in calculating the tax provision from 38.5% to 37.75%, and from 40.0% to 38.5%, respectively, resulting in the reduction in the income tax provision in the fourth quarter of $5,873 and $11,315, respectively.

Reconciliation between the statutory tax rate and the effective rate for fiscal 2004, 2003 and 2002 is as follows:

	2004		2003		2002
Federal taxes at statutory rate	$490,218	35.00%	$405,382	35.00%	$398,364	35.00%
State taxes, net	48,157	3.44	37,875	3.27	34,145	3.00
Foreign taxes, net	(5,729)	(0.41)	(396)	(0.03)	2,732	0.24
Other	(14,415)	(1.03)	(5,628)	(0.49)	2,960	0.26

Provision at effective tax rate	$518,231	37.00%	$437,233	37.75%	$438,201	38.50%

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Income Taxes (Continued)

The components of the deferred tax assets and liabilities are as follows:

	August 29, 2004	August 31, 2003
Accrued liabilities and reserves	$224,523	$168,683
Deferred membership fees	29,805	141,005
Other	14,991	28,465

Total deferred tax assets	269,319	338,153

Property and equipment	272,310	210,822
Merchandise inventories	74,100	64,701
Other receivables	—	91,126

Total deferred tax liabilities	346,410	366,649

Net deferred tax liabilities	$(77,091)	$(28,496)

The deferred tax accounts at August 29, 2004 and August 31, 2003 include current deferred income tax assets of $116,291 and $213,939, respectively; non-current deferred income tax assets of $6,755 and $14,316, respectively; current deferred income tax liabilities of $0 and $74,002, respectively; and non-current deferred income tax liabilities of $200,137 and $182,749, respectively.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of non-U.S. affiliates aggregating approximately $857,963 at August 29, 2004, as such earnings have been reinvested for the foreseeable future. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not reinvested for the foreseeable future.

Note 8—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Claims in these three actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these four cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and the United Kingdom and through majority owned subsidiaries in Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility and exclude the Mexico joint-venture, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended August 29, 2004
Total revenue	$39,427,622	$6,042,804	$2,636,566	$48,106,992
Operating income	1,121,122	214,518	50,008	1,385,648
Depreciation and amortization	364,432	40,220	36,069	440,721
Capital expenditures	560,387	89,748	55,485	705,620
Long lived assets	5,853,103	675,871	734,723	7,263,697
Total assets	12,107,613	1,717,962	1,266,973	15,092,548
Net assets	5,888,495	928,937	807,378	7,624,810

Year Ended August 31, 2003
Total revenue	$35,119,039	$5,237,023	$2,189,490	$42,545,552
Operating income	927,590	199,043	29,995	1,156,628
Depreciation and amortization	323,850	33,732	33,720	391,302
Capital expenditures	698,713	68,432	43,520	810,665
Long lived assets	5,705,675	612,647	641,686	6,960,008
Total assets	10,522,260	1,579,972	1,089,456	13,191,688
Net assets	5,141,056	783,521	630,403	6,554,980

Year Ended September 1, 2002
Total revenue	$32,310,812	$4,750,173	$1,701,514	$38,762,499
Operating income	924,330	192,161	15,044	1,131,535
Depreciation and amortization	281,812	33,477	26,492	341,781
Capital expenditures	868,069	35,098	135,438	1,038,605
Long lived assets	5,387,772	514,854	620,993	6,523,619
Total assets	9,418,500	1,198,992	1,002,771	11,620,263
Net assets	4,485,487	617,731	591,019	5,694,237

The accounting policies of the segments are the same as those described in Note 1. All inter-segment total revenue and expenses are immaterial and have been eliminated in computing total revenue and operating income.

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share data)

Note 10—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for fiscal 2004 and 2003.

	52 Weeks Ended August 29, 2004
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$10,309,822	$11,330,214	$10,672,737	$14,832,939	$47,145,712
Membership fees	211,656	218,760	224,502	306,362	961,280

Total revenue	10,521,478	11,548,974	10,897,239	15,139,301	48,106,992
OPERATING EXPENSES
Merchandise costs	9,220,122	10,101,977	9,540,312	13,229,605	42,092,016
Selling, general and administrative	1,032,413	1,084,605	1,050,728	1,430,131	4,597,877
Preopening expenses	10,125	4,216	4,552	11,558	30,451
Provision for impaired assets and closing costs, net	4,000	3,000	(8,500)	2,500	1,000

Operating income	254,818	355,176	310,147	465,507	1,385,648
OTHER INCOME (EXPENSE)
Interest expense	(8,475)	(8,261)	(9,004)	(10,911)	(36,651)
Interest income and other	7,903	13,072	14,188	16,464	51,627

INCOME BEFORE INCOME TAXES	254,246	359,987	315,331	471,060	1,400,624
Provision for income taxes	94,071	133,195	116,673	174,292	518,231

NET INCOME	$160,175	$226,792	$198,658	$296,768	$882,393

NET INCOME PER COMMON SHARE:
Basic	$0.35	$0.49	$0.43	$0.64	$1.92

Diluted	$0.34	$0.48	$0.42	$0.62	$1.85

Shares used in calculation (000’s)
Basic	457,632	458,228	459,074	461,268	459,223
Diluted	480,348	481,537	482,485	485,073	482,459
Dividends per share	$—	$—	$0.10	$0.10	$0.20

COSTCO WHOLESALE CORPORATION

QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share data)

Note 10—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 31, 2003
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$9,010,571	$9,920,324	$9,344,959	$13,416,845	$41,692,699
Membership fees	188,014	193,843	198,112	272,884	852,853

Total revenue	9,198,585	10,114,167	9,543,071	13,689,729	42,545,552
OPERATING EXPENSES
Merchandise costs	8,048,897	8,840,411	8,358,323	11,987,752	37,235,383
Selling, general and administrative	888,779	967,051	923,309	1,318,259	4,097,398
Preopening expenses	18,117	7,145	5,853	5,528	36,643
Provision for impaired assets and closing costs, net	5,000	4,500	6,000	4,000	19,500

Operating income	237,792	295,060	249,586	374,190	1,156,628
OTHER INCOME (EXPENSE)
Interest expense	(8,468)	(8,003)	(8,715)	(11,734)	(36,920)
Interest income and other	7,634	8,983	9,179	12,729	38,525

INCOME BEFORE INCOME TAXES	236,958	296,040	250,050	375,185	1,158,233
Provision for income taxes	91,229	113,975	96,270	135,759	437,233

NET INCOME	$145,729	$182,065	$153,780	$239,426	$721,000

NET INCOME PER COMMON SHARE:
Basic	$.32	$.40	$.34	$.52	$1.58

Diluted	$.31	$.39	$.33	$.51	$1.53

Shares used in calculation (000’s)
Basic	455,570	455,927	456,370	457,187	456,335
Diluted	478,857	478,564	479,183	480,384	479,326

Note 11—Subsequent Event

Subsequent to year end the Company experienced some business interruption in its Florida locations due to hurricane damage. With the exception of one warehouse, which has been closed since September 25, 2004 and is expected to reopen by November 22, 2004, all other warehouses incurred only minor damage and minimal disruption to their operations. Overall, the Company expects to incur losses in the range of $5,000 to $7,000 net of insurance recoveries.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description
2.1.1	Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc. (1)
2.1.2	Agreement Concerning Transfer of Certain Assets between and among Price/Costco, Inc., Price Enterprises, Inc., The Price Company, Price Costco International, Inc., Costco Wholesale Corporation, Price Global Trading, L.L.C., PGT, Inc., Price Quest, L.L.C., and PQI, Inc., dated as of November 21, 1996, with an effective date of May 28, 1997 (2)
2.1.3	Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997 (2)
3.1	Amended and Restated Articles of Incorporation of Costco Wholesale Corporation (3)
3.2	Bylaws of Costco Wholesale Corporation (4)
4.	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries
10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (5)
10.1.2	Amendments to Stock Option Plan, 1995 (6)
10.1.3	Amendments to Stock Option Plan, 1997 (7)
10.1.4	Amendments to Stock Option Plan, 2000 (4)
10.1.5	Amendments to Stock Option Plan, 2002 (8)
10.1.6	Costco Wholesale Corporation 2002 Stock Incentive Plan (8)
10.2	Form of Indemnification Agreement (9)
10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995 (10)
10.5.3	A $250 million Short-Term Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks, dated November 15, 2000 (11)
10.5.4	A $250 million Extended Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks dated November 15, 2000 (11)
10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation
10.7	Revolving Credit Agreement between Costco Wholesale Canada Ltd and Royal Bank of Canada, dated March 24, 2003 (12)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended August 28, 1994

2.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

3.	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

4.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

5.	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

6.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

7.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

8.	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

9.	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

10.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996.

11.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 2, 2001.

12.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 11, 2003.