Form 10-Q
period 2004-11-21
COSTCO WHOLESALE CORP /NEW
filed 2004-12-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 21, 2004

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

The number of shares outstanding of the registrant’s common stock as of December 10, 2004 was 472,392,120.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheets as of November 21, 2004, and August 29, 2004, and the unaudited condensed consolidated statements of income and cash flows for the 12-weeks ended November 21, 2004 and November 23, 2003, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of November 21, 2004, and for the 12-week periods ended November 21, 2004 and November 23, 2003, performed by KPMG LLP, independent registered public accountants.

The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2005 is a 52-week year with period 13 ending on August 28, 2005, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Fiscal 2004 was a 52-week year that ended on August 29, 2004, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This management discussion should be read in conjunction with the management discussion included in the Company’s fiscal 2004 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

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

Key items for the first quarter of fiscal 2005 included:

•	Net sales increased 10.0% over the prior year, driven by an increase in comparable sales of 7.0% and the opening of 15 new warehouses since the end of the first quarter of fiscal year 2004;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

•	Membership fees increased 12.5%, representing primarily new member sign-ups at new warehouses opened since the end of the first quarter of fiscal 2004, increased penetration of the Company’s Executive Membership Program and continued strong renewal rates;

•	Gross margin (net sales less merchandise costs) improved 8 basis points as a percent of net sales over the prior year’s first quarter, resulting in part from a 12 basis point improvement to margin in merchandise and ancillary departments;

•	Selling, general and administrative expenses as a percent of net sales improved 3 basis points over the prior year’s first quarter, largely due to changes in our health care plans;

•	Net income for the first quarter of fiscal 2005 increased 20.6% to $193,153, or $.40 per diluted share; and

•	The Board of Directors declared a quarterly cash dividend in the amount of $.10 per share.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales		Percentage Increase/(Decrease) (of dollar amounts)
	Twelve Weeks Ended
	November 21, 2004	November 23, 2003	Twelve Weeks
Net sales	100.00%	100.00%	10.0%
Membership fees	2.10	2.05	12.5
Gross margin (a)	10.65	10.57	10.8
Selling, general and administrative	9.98	10.01	9.6
Preopening expenses	0.09	0.10	2.6
Provision for impaired assets and closing costs, net	0.03	0.04	(30.0)

Operating income	2.65	2.47	18.0

Interest expense	(0.09)	(0.08)	13.8
Interest income and other	0.14	0.08	97.3

Income before income taxes	2.70	2.47	20.6
Provision for income taxes	1.00	0.92	20.6

Net Income	1.70%	1.55%	20.6%

(a)	Defined as net sales less merchandise costs

Comparison of the 12 Weeks Ended November 21, 2004 and November 23, 2003 (dollars in thousands, except earnings per share)

Net Income

Net income for the first quarter of fiscal 2005 increased 20.6% to $193,153, or $.40 per diluted share, from $160,175 or $.34 per diluted share in the first quarter of fiscal 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Net Sales

Net sales increased 10.0% to $11,339,944 during the first quarter of fiscal 2005, from $10,309,822 during the first quarter of fiscal 2004. This increase was due to an increase in comparable warehouse sales, which was an approximate 7.0% increase, and to the opening of 15 new warehouses since the end of the first quarter of fiscal 2004. Net sales were reduced by the implementation of Emerging Issues Task Force (EITF) Issue No. 03-10, “Application of Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which was effective on February 16, 2004, the beginning of the Company’s fiscal 2004 third quarter. Had fiscal 2004 results been reported under the guidance of EITF 03-10, the sales for the first quarter of fiscal 2004 would have been reduced by $72,979, resulting in net sales of $10,236,843. On this basis, the net sales increase would have been 10.8% in the first quarter of fiscal 2005 and the comparable sales increase for the first quarter would have been approximately 8.0%.

Changes in prices of merchandise did not materially affect the sales increase, although gasoline sales contributed to the sales increases by approximately 128 basis points for the first quarter, with approximately 83% of this change related to the change in price. In addition, translation of foreign sales into U.S. dollars contributed to the increase in comparable sales due to stronger foreign currencies, accounting for an increase in comparable sales of approximately 127 basis points.

Membership Fees

Membership fees increased 12.5% to $238,059, or 2.10% of net sales, in the first quarter of fiscal 2005 from $211,656, or 2.05% of net sales, in the first quarter of fiscal 2004. The increase in membership fee income reflected new membership sign-ups, both at new warehouses opened since the end of the first quarter of fiscal 2004 and at existing warehouses; increased penetration of the Company’s Executive Membership Two-Percent Reward Program and high overall member renewal rates (currently 86%) consistent with recent years’ renewal rates.

Gross Margin

Gross margin (defined as net sales less merchandise costs) increased 10.8% to $1,207,457, or 10.65% of net sales, in the first quarter of fiscal 2005 from $1,089,700, or 10.57% of net sales, in the first quarter of fiscal 2004. The 8 basis point increase in gross margin as a percentage of net sales reflected an increase of 12 basis points in gross margin in the Company’s merchandise departments, including strong gross margin gains in the food and sundries, fresh foods and pharmacy departments, partially offset by lower gross margins in the gasoline business. Gross margin as a percentage of net sales was also positively impacted by 8 basis points due to the implementation of EITF 03-10, whereby net sales and merchandise costs were reduced equally. The gross margin percentage was reduced by 12 basis points due to the increased penetration of the Executive Member program.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased to 9.98% during the first quarter of fiscal 2005 from 10.01% during the first quarter of fiscal 2004. Had EITF 03-10 been in effect for the comparable first quarter in fiscal 2004, selling, general and administrative expenses as a percent to net sales would have shown additional improvement of 8 basis points for the first quarter of fiscal 2005.

For the first quarter of fiscal 2005, warehouse and central operating costs positively impacted SG&A comparisons as a percent of net sales, quarter-over-quarter, by approximately 21 basis points, primarily due to increased expense leverage of warehouse payroll and benefits, particularly health care costs. This decrease was partially offset by an increase in stock-based compensation costs of approximately 4 basis points; costs related to property damage due to Florida hurricanes of 6 basis points; and the implementation of EITF 03-10, which negatively impacted SG&A as a percent of net sales by 8 basis points.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Preopening Expenses

Preopening expenses totaled $10,385, or .09% of net sales, during the first quarter of fiscal 2005 compared to $10,125, or .10% of net sales, during the first quarter of fiscal 2004. Seven warehouses were opened (including three relocations) in the first quarter of fiscal 2005 compared to nine warehouses opened (including the reopening of one warehouse that was closed in the fourth quarter of fiscal 2003) during the first quarter of fiscal 2004. Preopening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

Provision for Impaired Assets and Closing Costs, Net

The provision for impaired assets and closing costs was $2,800 in the first quarter of fiscal 2005 compared to $4,000 in the first quarter of fiscal 2004. Both fiscal 2005 and 2004 provisions include future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property.

Interest Expense

Interest expense totaled $9,642 in the first quarter of fiscal 2005 compared to $8,475 in the first quarter of fiscal 2004. Interest expense primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and balances outstanding under the Company’s bank credit facilities and promissory notes. The increase in interest expense for the first quarter of fiscal 2005 is primarily related to the increases in interest rates on the Senior Notes, as these fixed rate instruments had been swapped into variable rate debt in November 2001 and March 2002.

Interest Income and Other

Interest income and other totaled $15,590 in the first quarter of fiscal 2005 compared to $7,903 in the first quarter of fiscal 2004. This increase primarily reflects increased interest income resulting from higher cash and cash equivalents balances and short-term investments on hand and higher interest rates throughout the first twelve weeks of fiscal 2005 as compared to the first twelve weeks of fiscal 2004.

Provision for Income Taxes

The effective income tax rate on earnings in the first quarter of both fiscal 2005 and 2004 was 37%.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

Cash flow generated from warehouse operations provides the primary source of liquidity. Net cash provided by operating activities totaled $44,534 in the first twelve weeks of fiscal 2005 compared to $703,281 in the first twelve weeks of fiscal 2004. The decrease of $658,747 is primarily a result of a decrease in the change in receivables, other current assets, deferred income, accrued and other current liabilities of $630,204. This decrease is primarily attributable to the prepayment of employee medical costs and a reduction in income taxes payable in fiscal 2005 and the collection of an operating tax receivable in the first quarter of fiscal 2004. In addition, the investment in net inventory increased in the first quarter of fiscal 2005.

The primary component of net cash used in investing activities is the purchase of property and equipment and the construction of facilities related to the Company’s warehouse expansion and remodel projects. Net cash

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

used in investing activities totaled $237,484 in the first twelve weeks of fiscal 2005 compared to $428,954 in the first twelve weeks of fiscal 2004, a decrease of $191,470. The decrease primarily relates to a decrease of $86,518 in the net investment in short-term investments quarter-over-quarter and to the purchase of the remaining 20% minority interest in Costco Wholesale UK Limited of $95,153, in the first quarter of fiscal 2004.

Net cash provided by financing activities totaled $221,545 in the first twelve weeks of fiscal 2005 compared to net cash used of $41,481 in the first twelve weeks of fiscal 2004. The increase of $263,026 primarily resulted from increased proceeds from the exercise of stock options of $124,573 and an increase in the change in bank checks outstanding of $111,423.

Dividends

On October 26, 2004, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.10 per share payable to shareholders of record on November 5, 2004, payable on November 26, 2004. At the end of the Company’s first quarter of fiscal 2005, a dividends payable (current liability) of $47,095 was established.

Expansion Plans

Costco’s primary requirement for new capital is to finance land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $800,000 to $900,000 during fiscal 2005 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the first quarter of fiscal 2005, the Company had incurred expenditures of approximately $211,128. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (totaling $3,226,439 as of November 21, 2004), and other financing sources as required. Of the $3,226,439, approximately $517,127 represented debit and credit card receivables primarily related to weekend sales immediately prior to the quarter-end close. Expansion plans during the remainder of fiscal 2005 are to open an additional 19 to 21 new warehouse clubs.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has a $500,000 commercial paper program supported by a $150,000 bank credit facility with a group of ten banks, which expires on November 15, 2005. At November 21, 2004 and August 29, 2004, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility.

A wholly-owned Canadian subsidiary has a $167,000 commercial paper program supported by a $50,000 bank credit facility with a Canadian bank, that is guaranteed by the Company and expires in March 2005. At November 21, 2004 and August 29, 2004, no amounts were borrowed under the Canadian commercial paper program or the bank credit facility. Standby letters of credit totaling $22,100 and $20,900, respectively, issued under the bank credit facility left $27,900 and $29,100, available for commercial paper support, respectively.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined available amounts of the supporting bank credit facilities, which are $177,900 and $179,100 at November 21, 2004 and August 29, 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The Company’s wholly-owned Japanese subsidiary has a short-term $29,200 bank line of credit that expires on February 10, 2005. At November 21, 2004 and August 29, 2004, $9,724 and $0, respectively, was borrowed under the line of credit, and $2,600 at both dates was used to support standby letters of credit. The Company expects to renew the line of credit upon expiration.

The Company’s Korean subsidiary has a short-term $11,200 bank line of credit, which expires on January 31, 2005. At November 21, 2004 and August 29, 2004, no amounts were borrowed under the line of credit and $1,800 and $1,642, respectively, was used to support standby letters of credit. The Company expects to renew the bank line of credit upon expiration.

The Company’s wholly-owned United Kingdom subsidiary has a $111,600 bank revolving credit facility expiring in February 2007 and a $65,100 bank overdraft facility renewable on a yearly basis in March. At November 21, 2004, no amounts were outstanding under the revolving credit facility and no amounts were outstanding under the bank overdraft facility. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit) totaling approximately $388,400. The outstanding commitments under these facilities at November 21, 2004 and August 29, 2004, totaled approximately $102,600 and $166,800, respectively, including approximately $64,500 and $52,900, respectively, in standby letters of credit.

Financing Activities

The Company’s 7 1/8% Senior Notes of $303,370 and $304,350 at November 21, 2004 and August 29, 2004, respectively, are due on June 15, 2005. The Company plans to repay the 7 1/8% Senior Notes from its cash and cash equivalents and short-term investment balances.

During the first quarter of fiscal 2005, $143,765 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 5,094,000 shares of common stock.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at November 21, 2004, was not material. The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of November 21, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $18,652, which is recorded in other assets and other current assets on the Company’s consolidated balance sheet. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For the first quarter of fiscal 2005, net sales and merchandise costs have been reduced by approximately $84,000. Had the Company’s fiscal 2004 first quarter been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $73,000.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 29, 2004.

Item 4—Controls and Procedures

The Company carried out an evaluation as of November 21, 2004, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

At the end of fiscal year 2005, Section 404 of the Sarbanes-Oxley Act will require management of the Company to provide in its annual report an assessment of the effectiveness of the Company’s internal controls over financial reporting and the Company’s independent registered public accounting firm will be required to attest to management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II—OTHER INFORMATION

(dollars in thousands)

ITEM 1—Legal Proceedings

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

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

(99)	Report of Independent Registered Public Accounting Firm

(b) Two reports on Form 8-K were filed during the 12-week period ended November 21, 2004. On October 7, 2004 the Company filed a Form 8-K, which contained its press release of the financial results of the fourth quarter and fiscal 2004. Additionally, on October 13, 2004, the Company filed a Form 8-K that contained its press release announcing the election of Susan Decker as a new member of its Board of Directors. The Company filed a Form 8-K on December 10, 2004, subsequent to the quarter end, which contained its press release of the financial results of the first quarter of fiscal 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 15, 2004	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: December 15, 2004	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	November 21, 2004	August 29, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,884,999	$2,823,135
Short-term investments	341,440	306,747
Receivables, net	373,928	335,175
Merchandise inventories	4,494,949	3,643,585
Other current assets	291,705	160,457

Total current assets	8,387,021	7,269,099

PROPERTY AND EQUIPMENT
Land	2,328,992	2,284,574
Buildings, leaseholds and land improvements	5,400,246	5,212,295
Equipment and fixtures	2,060,885	1,974,995
Construction in progress	137,738	132,180

	9,927,861	9,604,044
Less accumulated depreciation and amortization	(2,473,118)	(2,340,347)

Net property and equipment	7,454,743	7,263,697

OTHER ASSETS	568,554	559,752

	$16,410,318	$15,092,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$9,724	$21,595
Accounts payable	4,468,899	3,600,200
Accrued salaries and benefits	917,208	904,209
Accrued sales and other taxes	241,234	223,009
Deferred membership income	498,589	453,881
Current portion long-term debt	306,747	305,594
Other current liabilities	593,984	662,062

Total current liabilities	7,036,385	6,170,550
LONG-TERM DEBT, excluding current portion	858,144	993,746
DEFERRED INCOME TAXES AND OTHER LIABILITIES	246,058	244,176

Total liabilities	8,140,587	7,408,472

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	59,729	59,266

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 471,873,000 and 462,637,000 shares issued and outstanding	2,359	2,313
Additional paid-in capital	1,770,221	1,466,366
Other accumulated comprehensive income	151,377	16,144
Retained earnings	6,286,045	6,139,987

Total stockholders’ equity	8,210,002	7,624,810

	$16,410,318	$15,092,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended
	November 21, 2004	November 23, 2003
REVENUE
Net sales	$11,339,944	$10,309,822
Membership fees	238,059	211,656

Total revenue	11,578,003	10,521,478
OPERATING EXPENSES
Merchandise costs	10,132,487	9,220,122
Selling, general and administrative	1,131,686	1,032,413
Preopening expenses	10,385	10,125
Provision for impaired assets and closing costs, net	2,800	4,000

Operating income	300,645	254,818
OTHER INCOME (EXPENSE)
Interest expense	(9,642)	(8,475)
Interest income and other	15,590	7,903

INCOME BEFORE INCOME TAXES	306,593	254,246
Provision for income taxes	113,440	94,071

NET INCOME	$193,153	$160,175

NET INCOME PER COMMON SHARE:
Basic	$0.41	$0.35

Diluted	$0.40	$0.34

Shares used in calculation (000’s)
Basic	465,869	457,632
Diluted	489,284	480,348
Dividends per share	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	12 Weeks Ended
	November 21, 2004	November 23, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,153	$160,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,060	97,339
Accretion of discount on zero coupon notes	3,917	4,187
Stock-based compensation	11,820	5,878
Undistributed equity earnings in joint ventures	(4,763)	(5,320)
Net loss on sale of property and equipment, investments and other	4,452	637
Provision for impaired assets	—	1,500
Change in deferred income taxes	526	3,258
Tax benefit from exercise of stock options	19,491	1,390
Change in receivables, other current assets, deferred income, accrued and other current liabilities	(220,755)	409,449
Increase in merchandise inventories	(789,593)	(696,492)
Increase in accounts payable	718,226	721,280

Total adjustments	(148,619)	543,106

Net cash provided by operating activities	44,534	703,281

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(211,128)	(222,078)
Proceeds from the sale of property and equipment	4,648	441
Purchase of minority interest	—	(95,153)
Purchases of short-term investments	(498,770)	(115,037)
Maturities of short-term investments	188,383	—
Sales of short-term investments	286,719	4,851
Increase in other assets and other, net	(7,336)	(1,978)

Net cash used in investing activities	(237,484)	(428,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(12,736)	(33,211)
Net proceeds from issuance of long-term debt	5,660	—
Repayments of long-term debt	(994)	(2,041)
Changes in bank checks outstanding	98,655	(12,768)
Change in minority interests	464	616
Exercise of stock options	130,496	5,923

Net cash provided by/(used in) financing activities	221,545	(41,481)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,269	23,235

Net increase in cash and cash equivalents	61,864	256,081
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,823,135	1,545,439

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,884,999	$1,801,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$2,897	$3,629
Income taxes	$261,286	$58,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2004.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 21, 2004, Costco operated 445 warehouse clubs: 327 in the United States and 3 in Puerto Rico; 63 in Canada; 15 in the United Kingdom; five in Korea; three in Taiwan; five in Japan; and 24 warehouses in Mexico with a joint venture partner.

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2003.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended
	November 21, 2004	November 23, 2003
Net income, as reported	$193,153	$160,175
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,447	3,703
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,365)	(14,167)

Pro-forma net income	$186,235	$149,711

Net income per share:
Basic – as reported	$0.41	$0.35

Basic – pro-forma	$0.40	$0.33

Diluted – as reported	$0.40	$0.34

Diluted – pro-forma	$0.39	$0.32

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For fiscal 2005, net sales and

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

merchandise costs have been reduced by approximately $84,000. Had the Company’s first quarter of fiscal 2004 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $73,000.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior fiscal years to conform to the presentation adopted in the current fiscal year.

NOTE (2)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	November 21, 2004	November 23, 2003
Net income available to common stockholders used in basic net income per share	$193,153	$160,175
Interest on convertible bonds, net of tax	2,468	2,638

Net income available to common stockholders after assumed conversions of dilutive securities	$195,621	$162,813

Weighted average number of common shares used in basic net income per share (000’s)	465,869	457,632
Stock options (000’s)	5,977	3,371
Conversion of convertible bonds (000’s)	17,438	19,345

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	489,284	480,348

The diluted share base calculation for the fiscal quarters ended November 21, 2004 and November 23, 2003 excludes 8,918,978 and 36,887,935 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (3)—DIVIDENDS

On October 26, 2004, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.10 per share payable to shareholders of record on November 5, 2004, to be paid on November 26, 2004. At the end of the Company’s first quarter of fiscal 2005, November 21, 2004, a dividends payable liability of $47,095 was established, which is included in other current liabilities in the accompanying condensed consolidated balance sheet.

NOTE (4)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $328,386 and $236,588 for the first quarters of fiscal 2005 and 2004, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

NOTE (5)—LONG-TERM DEBT

During the first quarter of fiscal 2005, $143,765 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 5,094,000 shares of common stock.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 21, 2004
Total revenue	$9,386,968	$1,501,503	$689,532	$11,578,003
Operating income	236,110	49,101	15,434	300,645
Depreciation and amortization	87,884	11,092	9,084	108,060
Capital expenditures	160,164	32,535	18,429	211,128
Long lived assets	5,915,247	761,847	777,649	7,454,743
Total assets	13,227,084	1,802,244	1,380,990	16,410,318
Net assets	6,305,178	1,047,992	856,832	8,210,002
Twelve Weeks Ended November 23, 2003
Total revenue	$8,517,629	$1,407,151	$596,698	$10,521,478
Operating income	205,267	37,716	11,835	254,818
Depreciation and amortization	79,948	9,357	8,034	97,339
Capital expenditures	195,195	23,612	3,271	222,078
Long lived assets	5,819,930	669,036	670,304	7,159,270
Total assets	11,238,109	1,869,987	1,218,194	14,326,290
Net assets	5,202,396	843,036	759,327	6,804,759
Year Ended August 29, 2004
Total revenue	$39,427,622	$6,042,804	$2,636,566	$48,106,992
Operating income	1,121,122	214,518	50,008	1,385,648
Depreciation and amortization	364,432	40,220	36,069	440,721
Capital expenditures	560,387	89,748	55,485	705,620
Long lived assets	5,853,103	675,871	734,723	7,263,697
Total assets	12,107,613	1,717,962	1,266,973	15,092,548
Net assets	5,888,495	928,937	807,378	7,624,810

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2004. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.