Form 10-Q
period 2005-02-13
COSTCO WHOLESALE CORP /NEW
filed 2005-03-24
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 13, 2005

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

The number of shares outstanding of the registrant’s common stock as of March 18, 2005 was 477,661,929.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheets as of February 13, 2005, and August 29, 2004, the unaudited condensed consolidated statements of income for the 12-week and 24-week periods ended February 13, 2005 and February 15, 2004 and the unaudited condensed consolidated statements of cash flows for the 24-week periods ended February 13, 2005 and February 15, 2004, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of February 13, 2005, and for the 12-week and 24-week periods ended February 13, 2005 and February 15, 2004, performed by KPMG LLP, independent registered public accountants.

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

Key items for the second quarter of fiscal 2005 included:

•	Net sales increased 9.6% over the prior year’s second quarter, driven by an increase in comparable sales of 7% and the opening of 18 new warehouses since the end of the second quarter of fiscal year 2004;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Membership fees increased 12.2% over the prior year’s second quarter, representing primarily new member sign-ups at new warehouses opened since the end of the second quarter of fiscal 2004, increased penetration of the Company’s Executive Membership Program and continued strong renewal rates;

•	Gross margin (net sales less merchandise costs) improved nine basis points as a percent of net sales over the prior year’s second quarter, resulting in part from a nine basis point improvement to margin in merchandise and ancillary departments;

•	Selling, general and administrative expenses as a percent of net sales improved two basis points over the prior year’s second quarter, largely due to changes in the Company’s health care plans;

•	Preopening expenses included a cumulative pre-tax, non-cash charge of $15,999, primarily related to ground leases at certain owned warehouse locations (entered into over the past twenty years) that did not require rental payments during the period of construction. This charge was made in response to the Securities and Exchange Commission’s recent letter concerning accounting standards related to leases;

•	Interest income and other increased by $11,707 to $24,779 from the second quarter of fiscal 2004, primarily due to higher balances in cash and cash equivalents and short-term investments and due to higher interest rates;

•	Net income for the second quarter of fiscal 2005 increased 34.7% to $305,452, or $.62 per diluted share. Net income for the quarter was positively impacted by a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003); and

•	The Board of Directors declared a quarterly cash dividend in the amount of $.10 per share.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales		Percent of Net Sales
	Twelve Weeks Ended		Twenty-Four Weeks Ended		Percentage Increase/(Decrease) (of dollar amounts)
	February 13, 2005	February 15, 2004	February 13, 2005	February 15, 2004	Twelve Weeks	Twenty-four Weeks
Net sales	100.00%	100.00%	100.00%	100.00%	9.6%	9.8%
Membership fees	1.98	1.93	2.04	1.99	12.2	12.3
Gross margin	10.93	10.84	10.79	10.71	10.4	10.6
Selling, general and administrative	9.55	9.57	9.75	9.78	9.3	9.4
Preopening expenses	0.19	0.04	0.14	0.07	445.4	132.8
Provision for impaired assets and closing costs	0.03	0.03	0.03	0.03	33.3	(0.3)

Operating income	3.14	3.13	2.91	2.82	9.8	13.2

Interest expense	(0.07)	(0.07)	(0.08)	(0.08)	8.7	11.3
Interest income and other	0.20	0.12	0.17	0.10	89.6	92.5

Income before income taxes	3.27	3.18	3.00	2.84	12.7	16.0
Provision for income taxes	0.81	1.18	0.90	1.05	(24.7)	6.0

Net Income	2.46%	2.00%	2.10%	1.79%	34.7%	28.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the 12 and 24 Weeks Ended February 13, 2005 and February 15, 2004 (dollars in thousands, except earnings per share)

Net Income

Net income for the second quarter of fiscal 2005 increased 34.7% to $305,452, or $.62 per diluted share, from $226,792, or $.48 per diluted share in the second quarter of fiscal 2004. Net income for the first half of fiscal 2005 increased 28.8% to $498,605, or $1.02 per diluted share, from $386,967, or $.82 per diluted share in the first half of fiscal 2004.

Net income during the quarter was positively impacted by a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). Additionally, in response to the Securities and Exchange Commission’s February 7, 2005 letter concerning accounting standards related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. A cumulative pre-tax, non-cash charge of $15,999 was recorded as a preopening expense in the second quarter of fiscal 2005. Prior periods’ financial results have not been restated due to the immateriality of this amount to the consolidated statements of income and consolidated balance sheets. Without the impact of the $52,064 income tax benefit and the $15,999 ($9,993 after-tax) cumulative charge to preopening expenses, net income for the second quarter and first half of fiscal 2005 would have been $263,381, or $.54 per diluted share, and $456,534 or $.94 per diluted share, respectively.

Net Sales

Net sales increased 9.6% to $12,412,578 during the second quarter of fiscal 2005, from $11,330,214 during the second quarter of fiscal 2004. For the first half of fiscal 2005, net sales increased 9.8% to $23,752,522 from $21,640,036 during the first half of fiscal 2004. The increases for both the second quarter and first half of fiscal 2005 were due to an increase in comparable warehouse sales, which accounted for approximately 72% of the sales increases, and to the opening of a net 18 new warehouses (21 opened, 3 closed) since the end of the second quarter of fiscal 2004.

For both the second quarter and first half of fiscal 2005, comparable sales, that is sales in warehouses open for at least one year, increased 7% over the comparable periods of fiscal 2004. The calculation of comparable sales includes sales for those warehouses that have been relocated, comparing the current warehouses with the predecessor warehouses. Net sales were reduced by the implementation of Emerging Issues Task Force (EITF) Issue No. 03-10, “Application of Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which was effective on February 16, 2004, the beginning of the Company’s fiscal 2004 third quarter. Had fiscal 2004 results been reported under the guidance of EITF 03-10, the sales for the second quarter and the first half of fiscal 2004 would have been reduced by $113,915 and $186,894, respectively, resulting in net sales of $11,216,299 and $21,453,142, respectively. On this basis, the net sales increase would have been 10.7% for both the second quarter and for the first half of fiscal 2005, and the comparable sales increase for the second quarter and first half would have been approximately 8% for both periods.

Changes in prices of merchandise did not materially affect the sales increase, although gasoline sales contributed to the sales increases by approximately 98 basis points for both the second quarter and first half of fiscal 2005, with approximately 62% and 72% of this change related to the change in prices, respectively. In addition, translation of foreign sales into U.S. dollars contributed to the increase in comparable sales due to stronger foreign currencies, approximately 139 and 135 basis points for the second quarter and first half of fiscal 2005, respectively. In addition, warehouse sales were positively impacted by the supermarket strikes in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

California in the second quarter and first half of fiscal 2004, and the Company estimates that the negative impact to the Company in fiscal 2005 of the settlement of the strikes in March 2004, was in the range of 75 to 100 basis points.

Membership Fees

Membership fees increased 12.2% to $245,499, or 1.98% of net sales, in the second quarter of fiscal 2005 from $218,760, or 1.93% of net sales, in the second quarter of fiscal 2004 and increased 12.3% to $483,558, or 2.04% of net sales, in the first half of fiscal 2005 from $430,416, or 1.99% of net sales, in the first half of fiscal 2004. The increase in membership fee income reflected new membership sign-ups, both at new warehouses opened since the end of the second quarter of fiscal 2004 and at existing warehouses; increased penetration of the Company’s Executive Membership Program; and high overall member renewal rates (currently 86%) consistent with recent years’ renewal rates.

Gross Margin

Gross margin (defined as net sales less merchandise costs) increased 10.4% to $1,356,514, or 10.93% of net sales, in the second quarter of fiscal 2005 from $1,228,237, or 10.84% of net sales, in the second quarter of fiscal 2004. The nine basis point increase in gross margin as a percentage of net sales reflected an increase of nine basis points in gross margin in the Company’s merchandise departments, including strong gross margin gains in the fresh foods, pharmacy and gasoline departments. Gross margin as a percentage of net sales was also positively impacted by 13 basis points due to the implementation of EITF 03-10, whereby net sales and merchandise costs were reduced equally. The gross margin percentage was reduced by 11 basis points due to the increased penetration of the Executive Member program and was also negatively impacted by a two basis point LIFO (last-in, first-out) charge in the second quarter of fiscal 2005 with no comparable charge in the prior year’s second quarter.

Gross margin increased 10.6% to $2,563,971, or 10.79% of net sales, in the first half of fiscal 2005 from $2,317,937, or 10.71% of net sales, in the first half of fiscal 2004. The eight basis point increase in gross margin as a percentage of net sales reflected an increase of 10 basis points in gross margin in the Company’s merchandise departments, including strong gross margin gains in the food and sundries, fresh foods and pharmacy departments. Gross margin as a percentage of net sales was also positively impacted by 10 basis points due to the implementation of EITF 03-10, whereby net sales and merchandise costs were reduced equally. The gross margin percentage was reduced by 11 basis points due to the increased penetration of the Executive Member program.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percent of net sales decreased to 9.55% during the second quarter of fiscal 2005 from 9.57% during the second quarter of fiscal 2004; and decreased to 9.75% during the first half of fiscal 2005 from 9.78% during the first half of fiscal 2004. Improved warehouse and central operating costs positively impacted SG&A comparisons as a percent of net sales by approximately 17 basis points for the second quarter of fiscal 2005 and 19 basis points for the first half of fiscal 2005, primarily due to the positive impact of changes in employee benefit costs, particularly health care costs. This decrease was partially offset by: an increase in stock-based compensation costs of approximately four basis points for both the second quarter and first half of fiscal 2005; costs related to property damage due to Florida hurricanes of three basis points in the first half; and the implementation of EITF 03-10, which negatively impacted SG&A as a percent of net sales by 11 and 10 basis points for the second quarter and first half of fiscal 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Preopening Expenses

Preopening expenses totaled $22,996, or .19% of net sales, during the second quarter of fiscal 2005 compared to $4,216, or .04% of net sales, during the second quarter of fiscal 2004. During the second quarter of fiscal 2005, in response to the Securities and Exchange Commission’s recent letter related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. As a result, the Company recorded a cumulative pre-tax, non-cash charge of $15,999 to preopening expense in the second quarter of fiscal 2005. Prior periods’ financial results have not been restated due to the immateriality of this amount to the consolidated statements of income and consolidated balance sheets. Four warehouses were opened in the second quarter of fiscal 2005 compared to one warehouse opened during last year’s second quarter. Three of these warehouses were opened within the first two weeks of the second quarter and, therefore, the majority of the preopening expense related to these warehouses was incurred in the first quarter of fiscal 2005.

Preopening expenses totaled $33,381, or .14% of net sales, during the first half of fiscal 2005 compared to $14,341, or .07% of net sales, during the first half of fiscal 2004. The first half of fiscal 2005 included the cumulative $15,999 charge as noted above. Eleven warehouses (including three relocations) were opened in the first half of fiscal 2005 compared to ten warehouses (including one relocation) opened during the first half of fiscal 2004.

Provision for Impaired Assets and Closing Costs, Net

The provision for impaired assets and closing costs totaled $4,000 in the second quarter of fiscal 2005 compared to $3,000 in the second quarter of fiscal 2004 and totaled $6,800 in the first half of fiscal 2005 compared to $7,000 in the first half of fiscal 2004. Both fiscal 2005 and 2004 provisions include costs related to future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property.

Interest Expense

Interest expense totaled $8,980 in the second quarter of fiscal 2005 compared to $8,261 in the second quarter of fiscal 2004 and totaled $18,622 in the first half of fiscal 2005 compared to $16,736 in the first half of fiscal 2004. Interest expense in both fiscal 2005 and fiscal 2004 primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The increase is primarily related to the increase in interest rates on the Senior Notes, as these fixed rate instruments were swapped into variable rate debt in November 2001 and March 2002. These increases in interest expense were partially offset as a result of the conversion into Costco common stock of approximately $122,882 and $266,647 in principal amount of the Company’s 3 1/2% Zero Coupon Notes in the second quarter and for the first half of fiscal 2005, respectively.

Interest Income and Other

Interest income and other totaled $24,779 in the second quarter of fiscal 2005 compared to $13,072 in the second quarter of fiscal 2004 and totaled $40,369 in the first half of fiscal 2005 compared to $20,975 in the first half of fiscal 2004. These increases primarily reflect increased interest income resulting from higher cash and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

cash equivalents balances and short-term investments on hand throughout the second quarter and first half of fiscal 2005, as well as higher interest rates earned on the balances as compared to the second quarter and first half of fiscal 2004.

Provision for Income Taxes

The effective income tax rates on earnings in the second quarter and first half of fiscal 2005 were 24.71% and 30.00%, respectively, which included a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). Exclusive of this one-time income tax benefit, the effective income tax rate on earnings in the second quarter and first half of fiscal 2005 was 37.54% and 37.31%, respectively. This compared to a consistent rate of 37.00% for the second quarter and first half of fiscal 2004.

As of the end of fiscal 2004, the Company had not provided U.S. deferred taxes on cumulative undistributed earnings of its non-U.S. affiliates as management believed that such earnings would remain permanently undistributed. During the second quarter, the Company determined that undistributed earnings of its non-U.S. affiliate in Canada would not remain permanently undistributed. This change has no impact on the Company’s second quarter or fiscal 2005 earnings because the U.S. deferred taxes on the undistributed earnings of Canada would result in a net deferred tax asset and since such net deferred tax asset will not be realized in the foreseeable future it has not been recognized in the Company’s financial statements at this time.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

Cash flow generated from warehouse operations provides the primary source of liquidity. Net cash provided by operating activities totaled $764,274 in the first half of fiscal 2005 compared to $1,272,684 in the first half of fiscal 2004. The decrease of $508,410 is primarily a result of a decrease in the change in receivables, other current assets, deferred income and accrued and other current liabilities of $609,940. This decrease is primarily attributable to a reduction in income taxes payable of approximately $220,000 in fiscal 2005, the collection of an operating tax receivable of approximately $218,000 in the first half of fiscal 2004 and the prepayment of employee medical costs of approximately $128,000 in fiscal 2005. In addition, the investment in net inventory increased by approximately $62,000 in the first half of fiscal 2005 compared to the first half of fiscal 2004. These decreases in cash flows from operating activities were partially offset by the increase in net income of $111,638 during the first half of fiscal 2005.

A significant component of net cash used in investing activities continues to be the purchase of property and equipment related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $834,941 in the first half of fiscal 2005 compared to $532,513 in the first half of fiscal 2004, an increase of $302,428. The increase in investing activities primarily relates to an increase in the net investment in short-term investments of $313,314, an increase in additions to property and equipment in the first half of fiscal 2005 of $78,580, offset by the purchase of the remaining 20% minority interest in Costco Wholesale UK Limited of $95,153 in the first half of fiscal 2004.

Net cash provided by financing activities totaled $269,429 in the first half of fiscal 2005 compared to a use of cash of $131,969 in the first half of fiscal 2004. The increase of $401,398 primarily resulted from an increase in bank checks outstanding of $268,712 during the first half of fiscal 2005 and increased proceeds from the exercise of stock options of $143,144 in the first half of fiscal 2005 compared to the first half of fiscal 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dividends

On January 27, 2005, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.10 per share payable on February 25, 2005, to shareholders of record on February 8, 2005. At the end of the Company’s second quarter of fiscal 2005, a dividends payable (current liability) of $47,734 was established.

Expansion Plans

Costco’s primary requirement for new capital is to finance land, building and equipment costs for new warehouses and remodel projects, plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $700,000 to $850,000 during fiscal 2005 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $50,000 to $100,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the second quarter of fiscal 2005, the Company had incurred expenditures of approximately $409,500. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (totaling $3,788,388 as of February 13, 2005), and other financing sources as required. Of the $3,788,388 approximately $475,000 represented debit and credit card receivables primarily related to weekend sales immediately prior to the quarter-end close. Expansion plans during the remainder of fiscal 2005 are to open an additional 14 to 16 new warehouses, including the relocation of three to four warehouses to larger and better-located facilities.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has a $500,000 commercial paper program supported by a $150,000 bank credit facility ($300,000 at August 29, 2004) with a group of nine banks, which expires on November 15, 2005. At February 13, 2005 and August 29, 2004, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility.

A wholly-owned Canadian subsidiary has a $161,000 commercial paper program ($152,000 at August 29, 2004) supported by a $48,000 bank credit facility ($46,000 at August 29, 2004), that is guaranteed by the Company and expires in March 2006. At February 13, 2005 and August 29, 2004, no amounts were borrowed under the Canadian commercial paper program or the bank credit facility. At February 13, 2005, standby letters of credit totaling $23,000 issued under the bank credit facility left $25,000 available for commercial paper support. At August 29, 2004, standby letters of credit totalling $21,000 issued under the bank credit facility left $25,000 available for commercial paper support.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined available amounts of the supporting bank credit facilities, which are $175,000 and $325,000 at February 13, 2005 and August 29, 2004, respectively.

The Company’s wholly-owned Japanese subsidiary has a short-term $14,190 bank line of credit that expires in May 2005. At February 13, 2005 and August 29, 2004, $9,460 and $0, respectively, was borrowed under the line of credit, and $2,550 at both dates was used to support standby letters of credit. A second $14,190 credit facility was entered into in February 2005 that expires in February 2006. No amounts were borrowed under the second facility at February 13, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s Korean subsidiary has a short-term $11,617 bank line of credit, which expires in January 2006. At February 13, 2005 and August 29, 2004, no amounts were borrowed under the line of credit and $1,913 and $0, respectively, was used to support standby letters of credit.

The Company’s wholly-owned United Kingdom subsidiary has a $111,870 bank revolving credit facility expiring in February 2007 and a $65,258 bank overdraft facility renewable on a yearly basis in March 2005. At February 13, 2005, $29,832 was outstanding under the revolving credit facility with an applicable interest rate of 5.263% and no amounts were outstanding under the bank overdraft facility. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit) totaling approximately $390,124. The outstanding commitments under these facilities at February 13, 2005 and August 29, 2004, totaled approximately $82,062 and $166,800, respectively, including approximately $63,014 and $52,900, respectively, in standby letters of credit.

Financing Activities

The Company’s 7 1/8% Senior Notes of $300,969 and $304,350 at February 13, 2005 and August 29, 2004, respectively, are due on June 15, 2005. The Company plans to repay the 7 1/8% Senior Notes from its cash and cash equivalents and short-term investment balances.

During the second quarter and first half of fiscal 2005, $122,882 and $266,647, respectively, in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 4,323,000 and 9,417,000 shares of common stock, respectively.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at February 13, 2005, was not material. The only significant derivative instruments that the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of February 13, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $15,169, of which $14,200 and $969 are recorded in other assets and other current assets, respectively, on the Company’s consolidated balance sheet. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

Critical Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to revenue recognition, merchandise

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

inventory, impairment of long-lived assets and warehouse closing costs and insurance/self-insurance liabilities. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under present circumstances.

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

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic and rational approach.

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

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payment”. SFAS 123R revises SFAS 123, which the Company adopted in fiscal 2003, and supersedes Accounting Principal Board (APB) Opinion No. 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock option. The Company is required to adopt the provisions of SFAS 123R by the beginning of its fiscal 2006, August 29, 2005. The Company is still in the process of assessing the impact on the Company’s results of operations. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which may have a material impact on the Company’s future reported cash flows from operating activities.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of SFAS 109-2 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29”. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13, or EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations”. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its future consolidated financial statements.

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For the second quarter and first half of fiscal 2005, net sales and merchandise costs have been reduced by approximately $146,900 and $220,900, respectively. Had the Company’s fiscal 2004 second quarter and first half been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $113,900 and $186,900, respectively.

In November 2002, the EITF reached consensus on certain issues discussed in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus by the Company in fiscal 2003 did not have a significant impact on the Company on an annual basis, but resulted in a change in the timing for the recognition of some vendor allowances for certain agreements, which had an impact to the Company’s quarterly results in fiscal 2004 as compared to fiscal 2003.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 29, 2004.

Item 4—Controls and Procedures

The Company carried out an evaluation as of February 13, 2005, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in the Company’s periodic Securities and Exchange Commission filings.

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

ITEM 2—Changes in Securities and Use of Proceeds

None.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held at 10:00 a.m. on January 27, 2005 at the Meydenbauer Center, 11100 NE 6th Street, Bellevue, Washington. Shareholders of record at the close of business on December 3, 2004 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 472,358,448 shares outstanding. The matters presented for vote received the following total, for, against and abstained votes as noted below.

(1)	To elect five Class III directors to hold office until the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified.

	Total Shares Voted/(%)	For Votes/(%)	Withheld Authority and Abstained Votes/(%)
Richard D. DiCerchio	421,258,924	328,056,647	93,202,277
	89.18%	77.88%	22.12%

Richard M. Libenson	421,258,924	320,084,532	101,174,392
	89.18%	75.98%	24.02%

John W. Meisenbach	421,258,924	319,580,742	101,678,182
	89.18%	75.86%	24.14%

Charles T. Munger	421,258,924	331,167,327	90,091,597
	89.18%	78.61%	21.39%

Susan L. Decker	421,258,923	411,443,677	9,815,246
	89.18%	97.67%	2.33%

(2)	To amend the Company’s 2002 Stock Incentive Plan to, among other things, increase the number of shares available to be granted under the plan.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
354,527,053	312,982,881	38,074,021	3,470,151
75.05%	88.28%	10.74%	0.98%

(3)	To consider a shareholder proposal that the Board of Directors adopt a vendor code of conduct.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
354,527,503	19,939,778	289,481,462	45,106,263
75.05%	5.63%	81.65%	12.72%

(4)	To consider a shareholder proposal that the Board of Directors develop a policy for land procurement and use.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
354,527,703	14,769,506	294,921,252	44,836,945
75.05%	4.17%	83.19%	12.64%

(5)	To ratify the selection of the Company’s independent auditors.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
421,251,709	416,355,945	1,859,785	3,035,979
89.18%	98.84%	0.44%	0.72%

ITEM 5—Other Information

None.

ITEM 6—Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference.

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(15.1)	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a) Certification

(31.2)	Rule 13a-14(a) Certification

(32.1)	Section 1350 Certification

(32.2)	Section 1350 Certification

(99)	Report of Independent Registered Public Accounting Firm

(b) Two reports on Form 8-K were filed during the 12-week period ended February 13, 2005. On December 10, 2004, the Company filed a Form 8-K that contained its press release of the financial results of the first quarter of fiscal 2005. On January 27, 2005, the Company filed a Form 8-K announcing that the shareholders had approved the adoption of amendments to the Company’s 2002 Stock Incentive Plan. Among other things, the amendments increased the number of shares of common stock eligible for award under the plan by 10,000,000 shares and authorized the grant of stock bonuses and stock units in addition to non-statutory and incentive stock options. The Company filed a Form 8-K on March 2, 2005, subsequent to the quarter end, which contained its press release of the financial results of the second quarter of fiscal 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: March 23, 2005	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: March 23, 2005	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	February 13, 2005	August 29, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,043,335	$2,823,135
Short-term investments	745,053	306,747
Receivables, net	349,169	335,175
Merchandise inventories	4,002,654	3,643,585
Other current assets	222,905	160,457

Total current assets	8,363,116	7,269,099

PROPERTY AND EQUIPMENT
Land	2,353,150	2,284,574
Buildings, leaseholds and land improvements	5,453,567	5,212,295
Equipment and fixtures	2,112,665	1,974,995
Construction in progress	151,126	132,180

	10,070,508	9,604,044
Less accumulated depreciation and amortization	(2,554,298)	(2,340,347)

Net property and equipment	7,516,210	7,263,697

OTHER ASSETS	569,741	559,752

	$16,449,067	$15,092,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$39,292	$21,595
Accounts payable	3,998,561	3,600,200
Accrued salaries and benefits	1,011,674	904,209
Accrued sales and other taxes	247,188	223,009
Deferred membership income	514,352	453,881
Current portion long-term debt	304,167	305,594
Other current liabilities	659,147	662,062

Total current liabilities	6,774,381	6,170,550
LONG-TERM DEBT, excluding current portion	732,589	993,746
DEFERRED INCOME TAXES AND OTHER LIABILITIES	266,635	244,176

Total liabilities	7,773,605	7,408,472

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	60,646	59,266

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 477,400,000 and 462,637,000 shares issued and outstanding	2,387	2,313
Additional paid-in capital	1,948,871	1,466,366
Other accumulated comprehensive income	119,794	16,144
Retained earnings	6,543,764	6,139,987

Total stockholders’ equity	8,614,816	7,624,810

	$16,449,067	$15,092,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 13, 2005	February 15, 2004	February 13, 2005	February 15, 2004
REVENUE
Net sales	$12,412,578	$11,330,214	$23,752,522	$21,640,036
Membership fees	245,499	218,760	483,558	430,416

Total revenue	12,658,077	11,548,974	24,236,080	22,070,452
OPERATING EXPENSES
Merchandise costs	11,056,064	10,101,977	21,188,551	19,322,099
Selling, general and administrative	1,185,122	1,084,605	2,316,808	2,117,018
Preopening expenses	22,996	4,216	33,381	14,341
Provision for impaired assets and closing costs, net	4,000	3,000	6,800	7,000

Operating income	389,895	355,176	690,540	609,994
OTHER INCOME (EXPENSE)
Interest expense	(8,980)	(8,261)	(18,622)	(16,736)
Interest income and other	24,779	13,072	40,369	20,975

INCOME BEFORE INCOME TAXES	405,694	359,987	712,287	614,233
Provision for income taxes	100,242	133,195	213,682	227,266

NET INCOME	$305,452	$226,792	$498,605	$386,967

NET INCOME PER COMMON SHARE
Basic	$0.64	$0.49	$1.06	$0.85

Diluted	$0.62	$0.48	$1.02	$0.82

Shares used in calculation (000’s)
Basic	474,221	458,228	470,034	457,929
Diluted	493,700	481,537	491,714	480,885
Dividends per share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	24 Weeks Ended
	February 13, 2005	February 15, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$498,605	$386,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	218,174	199,813
Accretion of discount on zero coupon notes	6,718	8,374
Stock-based compensation	24,228	11,853
Undistributed equity earnings in joint ventures	(11,742)	(11,463)
Net loss on sale of property and equipment and other	4,904	313
Provision for impaired assets	—	1,500
Change in deferred income taxes	3,098	1,922
Tax benefit from exercise of stock options	25,522	7,102
Change in receivables, other current assets, deferred income, accrued and other current liabilities	74,250	684,190
Increase in merchandise inventories	(318,053)	(243,385)
Increase in accounts payable	238,570	225,498

Total adjustments Total adjustments	265,669	885,717

Net cash provided by operating activities	764,274	1,272,684

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(409,498)	(330,918)
Proceeds from the sale of property and equipment	5,913	1,076
Purchase of minority interest	—	(95,153)
Purchases of short-term investments	(1,405,347)	(165,141)
Maturities of short-term investments	875,875	—
Sales of short-term investments	104,449	53,432
(Increase)/decrease in other assets and other, net	(6,333)	4,191

Net cash used in investing activities	(834,941)	(532,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(repayments of) short-term borrowings, net	16,722	(12,222)
Net proceeds from issuance of long-term debt	5,660	—
Repayments of long-term debt	(1,970)	(4,250)
Changes in bank checks outstanding	125,502	(143,210)
Cash dividend payments	(47,094)	—
Change in minority interests	1,380	1,628
Exercise of stock options	169,229	26,085

Net cash provided by/(used in) financing activities	269,429	(131,969)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,438	22,296

Net increase in cash and cash equivalents	220,200	630,498
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,823,135	1,545,439

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,043,335	$2,175,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$10,910	$8,549
Income taxes	$358,944	$159,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2004.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 13, 2005, Costco operated 450 warehouse clubs: 330 in the United States and three in Puerto Rico; 63 in Canada; 15 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 25 warehouses in Mexico with a joint venture partner.

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

Lease Accounting

In response to the Securities and Exchange Commission’s February 7, 2005 letter related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes requiring the Company to record rent expense during this preopening period. A cumulative pre-tax, non-cash charge of $15,999 was recorded as a preopening

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense in the second quarter of fiscal 2005. Prior periods’ financial results have not been restated due to the immateriality of this cumulative, non-cash rent charge to the consolidated statements of income and consolidated balance sheets.

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

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended		24 Weeks Ended
	February 13, 2005	February 15, 2004	February 13, 2005	February 15, 2004
Net income, as reported	$305,452	$226,792	$498,605	$386,967
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,751	3,764	15,198	7,467
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(12,981)	(13,796)	(27,346)	(27,963)

Pro-forma net income	$300,222	$216,760	$486,457	$366,471

Net income per common share:
Basic – as reported	$.64	$.49	$1.06	$.85

Basic – pro-forma	$.63	$.47	$1.03	$.80

Diluted – as reported	$.62	$.48	$1.02	$.82

Diluted – pro-forma	$.61	$.46	$1.00	$.77

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payment”. SFAS 123R revises SFAS 123, which the

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company adopted in fiscal 2003, and supersedes Accounting Principal Board (APB) Opinion No. 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock option. The Company is required to adopt the provisions of SFAS 123R by the beginning of its fiscal 2006, August 29, 2005. The Company is still in the process of assessing the impact on the Company’s results of operations. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which may have a material impact on the Company’s future reported cash flows from operating activities.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of SFAS 109-2 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29”. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13, or EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations”. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its future consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For the second quarter and first half of fiscal 2005, net sales and merchandise costs have been reduced by approximately $146,900 and $220,900, respectively. Had the Company’s fiscal 2004 second quarter and first half been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $113,900 and $186,900, respectively.

In November 2002, the EITF reached consensus on certain issues discussed in Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” with respect to determining how a reseller should characterize consideration received from a vendor and when to recognize and how to measure that consideration in its income statement. Requirements for recognizing volume-based rebates are effective for arrangements entered into or modified after November 21, 2002 and resellers with other supplier payments should generally apply the new rules prospectively for agreements entered into or modified after December 31, 2002. The adoption of this consensus by the Company in fiscal 2003 did not have a significant impact on the Company on an annual basis, but resulted in a change in the timing for the recognition of some vendor allowances for certain agreements, which had an impact to the Company’s quarterly results in fiscal 2004 as compared to fiscal 2003.

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

Reclassifications

Certain reclassifications have been made to prior fiscal periods to conform to the presentation adopted in the current fiscal period.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (2)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		24 Weeks Ended
	February 13, 2005	February 15, 2004	February 13, 2005	February 15, 2004
Net income available to common stockholders used in basic net income per share	$305,452	$226,792	$498,605	$386,967
Interest on convertible bonds, net of tax	1,747	2,638	4,215	5,276

Net income available to common stockholders after assumed conversions of dilutive securities	$307,199	$229,430	$502,820	$392,243

Weighted average number of common shares used in basic net income per share (000’s)	474,221	458,228	470,034	457,929
Stock options (000’s)	6,908	3,964	6,611	3,611
Conversion of convertible bonds (000’s)	12,571	19,345	15,069	19,345

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	493,700	481,537	491,714	480,885

The diluted share base calculation for the fiscal quarters ended February 13, 2005 and February 15, 2004 excludes 9,104,519 and 28,074,272 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 13, 2005 and February 15, 2004, excluded 8,646,390 and 29,063,073 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

NOTE (3)—INCOME TAXES

The effective income tax rate on earnings in the second quarter and first half of fiscal 2005 was 24.71% and 30.00%, respectively, which included a $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute (covering the years 1996-2003) between the United States and Canada. Exclusive of this one-time income tax benefit, the effective income tax rate on earnings in the second quarter and first half of fiscal 2005 was 37.54% and 37.31%, respectively. This compared to a consistent rate of 37.00% for both the second quarter and first half of fiscal 2004.

As of the end of fiscal 2004, the Company had not provided U.S. deferred taxes on cumulative undistributed earnings of its non-U.S. affiliates as management believed that such earnings would remain permanently undistributed. During the second quarter, the Company determined that undistributed earnings of its non-U.S. affiliate in Canada would not remain permanently undistributed. This change has no impact on the Company’s second quarter or first half of fiscal 2005 earnings because the U.S. deferred taxes on the undistributed earnings of Canada would result in a net deferred tax asset and since such net deferred tax asset will not be realized in the foreseeable future it has not been recognized in the Company’s financial statements at this time.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (4)—DIVIDENDS

On January 27, 2005, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.10 per share payable to shareholders of record on February 8, 2005, to be paid on February 25, 2005. At the end of the Company’s second quarter of fiscal 2005, February 13, 2005, a dividends payable liability of $47,734 was established, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. At August 29, 2004, there was no dividend payable as the dividend was paid on August 27, 2004.

NOTE (5)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $273,869 and $275,183 for the second quarter of fiscal 2005 and 2004, respectively, and was $602,255 and $511,771 for the first half of fiscal 2005 and 2004, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

NOTE (6)—LONG-TERM DEBT

During the second quarter of fiscal 2005, $122,882 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 4,323,000 shares of common stock and during the first half of fiscal 2005, $266,647 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 9,417,000 shares of common stock.

NOTE (7)—COMMITMENTS AND CONTINGENCIES

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

NOTE (8)—SEGMENT REPORTING

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 13, 2005
Total revenue	$19,679,825	$3,100,244	$1,456,011	$24,236,080
Operating income	534,892	120,831	34,817	690,540
Depreciation and amortization	177,794	22,512	18,664	218,970
Capital expenditures	316,995	56,299	36,204	409,498
Long lived assets	5,978,995	746,681	790,534	7,516,210
Total assets	13,230,225	1,802,095	1,416,747	16,449,067
Net assets	6,655,737	1,077,535	881,544	8,614,816
Twelve Weeks Ended February 15, 2004
Total revenue	$18,001,049	$2,845,373	$1,224,030	$22,070,452
Operating income	478,595	104,268	27,131	609,994
Depreciation and amortization	164,209	19,140	16,464	199,813
Capital expenditures	276,709	47,341	6,868	330,918
Long lived assets	5,806,196	678,461	718,231	7,202,888
Total assets	11,333,495	1,653,104	1,290,869	14,277,468
Net assets	5,421,562	869,980	820,249	7,111,791
Year Ended August 29, 2004
Total revenue	$39,427,622	$6,042,804	$2,636,566	$48,106,992
Operating income	1,121,122	214,518	50,008	1,385,648
Depreciation and amortization	364,432	40,220	36,069	440,721
Capital expenditures	560,387	89,748	55,485	705,620
Long lived assets	5,853,103	675,871	734,723	7,263,697
Total assets	12,107,613	1,717,962	1,266,973	15,092,548
Net assets	5,888,495	928,937	807,378	7,624,810

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2004. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.