Form 10-Q
period 2005-05-08
COSTCO WHOLESALE CORP /NEW
filed 2005-06-16
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 8, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of shares outstanding of the registrant’s common stock as of June 14, 2005 was 479,196,094.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheets as of May 8, 2005, and August 29, 2004, the unaudited condensed consolidated statements of income for the 12-week and 36-week periods ended May 8, 2005 and May 9, 2004 and the unaudited condensed consolidated statements of cash flows for the 36-week periods ended May 8, 2005 and May 9, 2004, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of May 8, 2005, and for the 12-week and 36-week periods ended May 8, 2005 and May 9, 2004, performed by KPMG LLP, independent registered public accountants.

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

Key items for the third quarter of fiscal 2005 included:

•	Net sales increased 10.1% over the prior year’s third quarter, driven by an increase in comparable sales of 7% and the opening of 17 new warehouses since the end of the third quarter of fiscal year 2004;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Membership fees increased 11.3% over the prior year’s third quarter, representing primarily new member sign-ups at new warehouses opened since the end of the third quarter of fiscal 2004, increased penetration of the Company’s Executive Membership Program and continued strong renewal rates;

•	Gross margin (net sales less merchandise costs) declined three basis points as a percent of net sales over the prior year’s third quarter. Gross margin increases in merchandise departments did not offset the reduction in margin from increased Executive Member program rewards;

•	Selling, general and administrative expenses as a percent of net sales increased by seven basis points over the prior year’s third quarter, largely due to an increase in stock-based compensation costs (expensing of stock options);

•	Interest income and other increased in the third quarter of fiscal 2005 by $15,971 to $30,159, primarily due to the combination of higher balances of cash and cash equivalents and short-term investments that earned higher interest rates;

•	Net income for the third quarter of fiscal 2005 increased 5.6% to $209,788, or $.43 per diluted share. Excluding $12.2 million in pre-tax real estate gains in the third quarter of fiscal 2004, net income for the third quarter of fiscal 2005 increased 9.9%; and

•	The Board of Directors declared a quarterly cash dividend in the amount of $.115 per share, reflecting a 15% increase from the previous quarterly dividend.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales		Percent of Net Sales
	Twelve Weeks Ended		Thirty-six Weeks Ended		Percentage Increase/(Decrease) (of dollar amounts)
	May 8, 2005	May 9, 2004	May 8, 2005	May 9, 2004	Twelve Weeks	Thirty-six Weeks
Net sales	100.00%	100.00%	100.00%	100.00%	10.1%	9.9%
Membership fees	2.13	2.10	2.07	2.03	11.3	12.0
Gross margin	10.58	10.61	10.73	10.68	9.8	10.3
Selling, general and administrative	9.91	9.84	9.81	9.80	10.8	9.9
Preopening expenses	0.08	0.04	0.12	0.06	108.1	126.8
Provision (income) for impaired assets and closing costs	0.03	(0.08)	0.03	—	135.3	(753.3)

Operating income	2.69	2.91	2.84	2.85	1.9	9.4

Interest expense	(0.07)	(0.09)	(0.08)	(0.08)	(5.9)	5.3
Interest income and other	0.26	0.13	0.20	0.11	112.6	100.6

Income before income taxes	2.88	2.95	2.96	2.88	7.1	13.0
Provision for income taxes	1.09	1.09	0.96	1.07	9.7	(0.6)

Net Income	1.79%	1.86%	2.00%	1.81%	5.6%	21.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the 12 and 36 Weeks Ended May 8, 2005 and May 9, 2004 (dollars in thousands, except earnings per share)

Net Income

Net income for the third quarter of fiscal 2005 increased 5.6% to $209,788, or $.43 per diluted share, from $198,658, or $.42 per diluted share in the third quarter of fiscal 2004. The third quarter of fiscal 2004 included pre-tax gains of $12,217 related principally to the sale of two real estate properties. Excluding these pre-tax gains, net income for the third quarter of fiscal 2005 increased 9.9%. Net income for the first thirty-six weeks of fiscal 2005 increased 21.0% to $708,393, or $1.45 per diluted share, from $585,625, or $1.23 per diluted share in the first thirty-six weeks of fiscal 2004.

Net income during the first thirty-six weeks of fiscal 2005 was positively impacted by a one-time $52,064 income tax benefit recorded in the second quarter, resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). Additionally, in response to the Securities and Exchange Commission’s February 7, 2005 letter concerning accounting standards related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. A cumulative pre-tax, non-cash charge of $15,999 was recorded as a preopening expense in the second quarter of fiscal 2005 to effect this accounting adjustment. Prior periods’ financial results have not been restated due to the immateriality of this amount to the consolidated financial statements. Without the impact of the $52,064 income tax benefit and the $15,999 ($9,993 after-tax) cumulative charge to preopening expenses, net income for the first thirty-six weeks of fiscal 2005 would have been $666,322, a 14% increase, or $1.36 per diluted share.

Net Sales

Net sales increased 10.1% to $11,747,113 during the third quarter of fiscal 2005, from $10,672,737 during the third quarter of fiscal 2004. For the first thirty-six weeks of fiscal 2005, net sales increased 9.9% to $35,499,635 from $32,312,773 during the first thirty-six weeks of fiscal 2004. The increases for both the third quarter and first thirty-six weeks of fiscal 2005 were due to an increase in comparable warehouse sales, that is sales in warehouses open for at least one year, which accounted for approximately 71% of the sales increases, and to the opening of a net 17 new warehouses (22 opened, 5 closed) since the end of the third quarter of fiscal 2004.

For both the third quarter and first thirty-six weeks of fiscal 2005, comparable sales increased 7% over the comparable periods of fiscal 2004. The calculation of comparable sales includes sales for those warehouses that have been relocated, comparing the current warehouses with the predecessor warehouses. Net sales were reduced by the implementation of Emerging Issues Task Force Issue No. 03-10 (“EITF 03-10”), “Application of Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which was effective on February 16, 2004, the beginning of the Company’s fiscal 2004 third quarter. Sales for the third quarter are on a comparable basis net of sales incentives; however, had the first thirty-six weeks of fiscal 2004 results been reported under the guidance of EITF 03-10, sales for the first thirty-six weeks of fiscal 2004 would have been reduced by $186,894 resulting in net sales of $32,125,879. On this basis, the net sales increase would have been 10.5% for the first thirty-six weeks of fiscal 2005, and the comparable sales increase for the first thirty-six weeks would have been approximately 8%.

Changes in prices of merchandise did not materially affect the sales increase, although gasoline sales contributed to the sales increases by approximately 146 basis points for the third quarter and 158 basis points for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the first thirty-six weeks of fiscal 2005, with approximately 67% and 62% of this change related to the change in prices, respectively. In addition, translation of foreign sales into U.S. dollars contributed to the increase in comparable sales due to stronger foreign currencies, approximately 144 and 138 basis points for the third quarter and first thirty-six weeks of fiscal 2005, respectively.

Membership Fees

Membership fees increased 11.3% to $249,787, or 2.13% of net sales, in the third quarter of fiscal 2005 from $224,502, or 2.10% of net sales, in the third quarter of fiscal 2004 and increased 12.0% to $733,345, or 2.07% of net sales, in the first thirty-six weeks of fiscal 2005 from $654,918, or 2.03% of net sales, in the first thirty-six weeks of fiscal 2004. The increase in membership fee income reflected new membership sign-ups, both at new warehouses opened since the end of the third quarter of fiscal 2004 and at existing warehouses; increased penetration of the Company’s Executive Membership Program; and high overall member renewal rates (currently 86%) consistent with recent years’ renewal rates.

Gross Margin

Gross margin increased 9.8% to $1,243,452, or 10.58% of net sales, in the third quarter of fiscal 2005 from $1,132,425, or 10.61% of net sales, in the third quarter of fiscal 2004. The three basis point decrease in gross margin as a percentage of net sales reflected an increase of four basis points in gross margin in the Company’s merchandise departments. The Company had gross margin gains in its fresh foods and pharmacy departments and increases due to increased penetration from international operations, offset by lower margins in its gasoline business. The gross margin percentage was reduced by nine basis points due to the increased penetration of the Executive Member program and increased spending by Executive Members and was positively impacted by a two basis point decline in the LIFO (last-in, first-out) charge in the third quarter of fiscal 2005 compared to the prior year’s third quarter.

Gross margin increased 10.3% to $3,807,423, or 10.73% of net sales, in the first thirty-six weeks of fiscal 2005 from $3,450,362, or 10.68% of net sales, in the first thirty-six weeks of fiscal 2004. The five basis point increase in gross margin as a percentage of net sales reflected an increase of eight basis points in gross margin in the Company’s merchandise departments, including strong gross margin gains in the food and sundries, fresh foods and pharmacy departments and an increase due to improved penetration from international operations. Gross margin as a percentage of net sales was also positively impacted by seven basis points due to the implementation of EITF 03-10, effective with the Company’s third quarter of fiscal 2004, whereby net sales and merchandise costs were reduced equally. The gross margin percentage was reduced by ten basis points due to the increased penetration of the Executive Member program and increased spending by Executive Members.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased 10.84% to $1,164,625, or 9.91% of net sales, in the third quarter of fiscal 2005 from $1,050,728, or 9.84% of net sales, in the third quarter of fiscal 2004. The increase for the third quarter of fiscal 2005 was primarily due to an increase in stock-based compensation costs (expensing of stock options) of approximately seven basis points.

SG&A expenses increased 9.90% to $3,481,433, or 9.81% of net sales, during the first thirty-six weeks of fiscal 2005 from $3,167,746, or 9.80% of net sales, in the first thirty-six weeks of fiscal 2004. For the first thirty-six weeks of fiscal 2005 improved warehouse and central operating costs positively impacted SG&A comparisons as a percent of net sales by approximately 11 basis points, primarily due to the positive impact of changes in employee benefit costs, particularly health care costs. This decrease was more than offset by the implementation of EITF 03-10 that negatively impacted SG&A as a percent of net sales by six basis points; an

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increase in stock-based compensation expense approximating five basis points; and costs related to property damage due to Florida hurricanes of one basis point.

Preopening Expenses

Preopening expenses totaled $9,475, or .08% of net sales, during the third quarter of fiscal 2005 compared to $4,552, or .04% of net sales, during the third quarter of fiscal 2004. Four warehouses were opened in the third quarter of fiscal 2005 compared to three warehouses opened during last year’s third quarter. Costs related to international warehouses increased preopening expenses for the third quarter by approximately $2,000 with no similar impact in fiscal 2004.

Preopening expenses totaled $42,856, or .12% of net sales, during the first thirty-six weeks of fiscal 2005 compared to $18,893, or .06% of net sales, during the first thirty-six weeks of fiscal 2004. During the second quarter of fiscal 2005, in response to the Securities and Exchange Commission’s February 7, 2005 letter related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. As a result, the Company recorded a cumulative pre-tax, non-cash charge of $15,999 to preopening expense in the second quarter of fiscal 2005 to effect this accounting adjustment. Prior periods’ financial results have not been restated due to the immateriality of this amount to the consolidated financial statements. Fifteen warehouses (including five relocations) were opened in the first thirty-six weeks of fiscal 2005 compared to 13 opened during the first thirty-six weeks of fiscal 2004.

Provision (Income) for Impaired Assets and Closing Costs, Net

The provision (income) for impaired assets and closing costs totaled $3,000 in the third quarter of fiscal 2005 compared to income of $8,500 in the third quarter of fiscal 2004. The provision totaled $9,800 in the first thirty-six weeks of fiscal 2005 compared to income of $1,500 in the first thirty-six weeks of fiscal 2004. Both fiscal 2005 and 2004 provisions include costs related to future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property. The fiscal 2004 amounts include gains of $12,217, principally from the sale of two real estate properties in the third quarter.

Interest Expense

Interest expense totaled $8,476 in the third quarter of fiscal 2005 compared to $9,004 in the third quarter of fiscal 2004 and totaled $27,098 in the first thirty-six weeks of fiscal 2005 compared to $25,740 in the first thirty-six weeks of fiscal 2004. Interest expense in both fiscal 2005 and fiscal 2004 primarily includes interest on the 7 1/8% and 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The decrease between the third quarter of fiscal 2005 and fiscal 2004 is primarily a result of the conversion of approximately $14,080 and $280,727 in principal amount of the Company’s 3 1/2% Zero Coupon Notes into common stock in the third quarter and for the first thirty-six weeks of fiscal 2005, respectively, and due to an increase in capitalized interest as interest rates and construction costs in the third quarter of fiscal 2005 were substantially greater than in the third quarter of fiscal 2004. This decrease was substantially offset by the increase in interest rates on the Senior Notes, as these fixed rate instruments were swapped into variable rate debt in November 2001 and March 2002.

The increase in interest expense for the thirty-six weeks of fiscal 2005 over the first thirty-six weeks of fiscal 2004 was primarily due to increased interest rates on the Senior Notes, as these fixed rate instruments were swapped into variable rate debt in November 2001 and March 2002. The increase was offset by the decrease in interest on the Company’s 3 1/2% Zero Coupon Notes as note holders converted notes into shares of Costco

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

common stock as noted above. Additionally, interest expense was further offset as capitalized interest increased in the thirty-six week period of fiscal 2005 over the thirty-six week period of fiscal 2004 as interest rates and construction costs increased in fiscal 2005 over fiscal 2004.

Interest Income and Other

Interest income and other totaled $30,159 in the third quarter of fiscal 2005 compared to $14,188 in the third quarter of fiscal 2004 and totaled $70,528 in the first thirty-six weeks of fiscal 2005 compared to $35,163 in the first thirty-six weeks of fiscal 2004. These increases primarily reflect increased interest income resulting from higher cash and cash equivalents balances and short-term investments on hand throughout the third quarter and first thirty-six weeks of fiscal 2005, as well as higher interest rates earned on the balances as compared to the third quarter and first thirty-six weeks of fiscal 2004.

Provision for Income Taxes

The effective income tax rate on earnings in the third quarter of fiscal 2005 was 37.90% compared to a rate of 37.00% for the third quarter of fiscal 2004. The rate for the first thirty-six weeks of fiscal 2005 was 32.54%, which included a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003), compared to a rate of 37.00% for the first thirty-six weeks of fiscal 2004. Excluding this one-time income tax benefit, the effective income tax rate on earnings in the first thirty-six weeks of fiscal 2005 was 37.50%.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

Cash flow generated from warehouse operations provides the primary source of liquidity. Net cash provided by operating activities totaled $1,257,901 in the first thirty-six weeks of fiscal 2005 compared to $1,618,649 in the first thirty-six weeks of fiscal 2004. The decrease of $360,748 is primarily a result of a decrease in the change in receivables, other current assets, deferred income and accrued and other current liabilities of $579,956. This decrease is primarily attributable to a reduction in income taxes payable of approximately $147,000 and the prepayment of employee medical costs affecting the change by approximately $59,000 in fiscal 2005, and the collection of an operating tax receivable of approximately $218,000 and an increase in income taxes payable of approximately $86,000 in the first thirty-six weeks of fiscal 2004. These decreases in cash flows from operating activities during the first thirty-six weeks of fiscal 2005 were partially offset by an increase in net income of $122,768, an increase in depreciation, amortization and other of $26,011, a larger increase in stock-based compensation of $20,264 and a larger add-back for gain/loss on sales of property and equipment of $16,929 in fiscal 2005 as compared to fiscal 2004.

A significant component of net cash used in investing activities continues to be the purchase of property and equipment related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $1,642,259 in the first thirty-six weeks of fiscal 2005 compared to $807,350 in the first thirty-six weeks of fiscal 2004, an increase of $834,909. The increase in investing activities primarily relates to an increase in the net investment in short-term investments of $712,454 and an increase in additions to property and equipment of $182,905 in the first thirty-six weeks of fiscal 2005 over the first thirty-six weeks of fiscal 2004, offset by the purchase of the remaining 20% minority interest in Costco Wholesale UK Limited of $95,153 in the first thirty-six weeks of fiscal 2004.

Net cash provided by financing activities totaled $260,960 in the first thirty-six weeks of fiscal 2005 compared to $129,374 in the first thirty-six weeks of fiscal 2004. The increase of $131,586 primarily resulted

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

from increased proceeds from the exercise of stock options of $159,930 and increased proceeds from short-term borrowings of $58,119 in the first thirty-six weeks of fiscal 2005 compared to the first thirty-six weeks of fiscal 2004. These amounts were partially offset by an increase in dividends paid in fiscal 2005 of $94,827.

Dividends

On April 22, 2005, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.115 per share payable on May 27, 2005, to shareholders of record on May 6, 2005, reflecting a 15% increase in the quarterly dividend. At the end of the Company’s third quarter of fiscal 2005, May 8, 2005, a dividends payable liability of $55,118 was established, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. At August 29, 2004, there was no dividend payable as the dividend was paid on August 27, 2004.

Expansion Plans

Costco’s primary requirement for new capital is to finance land, building and equipment costs for new warehouses and remodel projects, plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion through investments in foreign subsidiaries and joint ventures.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $750,000 to $850,000 during fiscal 2005 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $125,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the third quarter of fiscal 2005, the Company had incurred expenditures of $628,057. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments (totaling $4,050,899 as of May 8, 2005), and other financing sources as required. Of the $4,050,899, approximately $626,669 represented debit and credit card receivables primarily related to weekend sales immediately prior to the end of the quarter. Expansion plans during the remainder of fiscal 2005 are to open an additional eight to ten new warehouses.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has a $500,000 commercial paper program supported by a $150,000 bank credit facility ($300,000 at August 29, 2004) with a group of nine banks, which expires on November 15, 2005. At May 8, 2005 and August 29, 2004, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility.

A wholly-owned Canadian subsidiary has a $161,000 commercial paper program ($152,000 at August 29, 2004) supported by a $48,000 bank credit facility ($46,000 at August 29, 2004), that is guaranteed by the Company and expires in March 2006. At May 8, 2005 and August 29, 2004, no amounts were borrowed under the Canadian commercial paper program or the bank credit facility. At May 8, 2005, standby letters of credit totaling $22,000 issued under the bank credit facility left $26,000 available for commercial paper support. At August 29, 2004, standby letters of credit totaling $21,000 issued under the bank credit facility left $25,000 available for commercial paper support.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined available amounts of the supporting bank credit facilities, which are $176,000 and $325,000 at May 8, 2005 and August 29, 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s wholly-owned Japanese subsidiary has a short-term $14,309 bank line of credit that expires in February 2006. At May 8, 2005 and August 29, 2004, $5,723 and $0, respectively, was borrowed under the line of credit, and $2,576 at both dates was used to support standby letters of credit. A second $14,309 credit facility was entered into in February 2005 that expires in February 2006. At May 8, 2005, $2,862 was borrowed under the second facility and this bank line was not in place at August 29, 2004.

The Company’s Korean subsidiary has a short-term $12,024 bank line of credit, which expires in January 2006. At May 8, 2005 and August 29, 2004, no amounts were borrowed under the line of credit and $1,858 and $0, respectively, was used to support standby letters of credit.

The Company’s Taiwan subsidiary has a $6,466 bank revolving credit facility that expires in December 2005. At May 8, 2005 and August 29, 2004, no amounts were borrowed under the credit facility and $2,603 and $1,165, respectively, was used to support standby letters of credit. A second $3,233 bank revolving credit facility is in place, which expires in January 2006. At May 8, 2005 and August 29, 2004, no amounts were borrowed under the second credit facility and $760 and $738, respectively, was used to support standby letters of credit.

The Company’s wholly-owned United Kingdom subsidiary has a $113,568 bank revolving credit facility expiring in February 2007 and a $66,248 bank overdraft facility renewable on a yearly basis in March 2006. At May 8, 2005, $37,856 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit) totaling $387,469. The outstanding commitments under these facilities at May 8, 2005 and August 29, 2004, totaled $92,291 and $166,800, respectively, including $58,661 and $52,900, respectively, in standby letters of credit.

Financing Activities

The Company’s 7 1/8% Senior Notes of $300,688 at May 8, 2005 ($304,350 at August 29, 2004) were due on June 15, 2005. The Company repaid the 7 1/8% Senior Notes from its cash and cash equivalents and short-term investment balances.

During the third quarter and first thirty-six weeks of fiscal 2005, $14,080 and $280,727, respectively, in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 490,000 and 9,906,900 shares of common stock, respectively.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at May 8, 2005, was not material. The only significant derivative instruments that the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of May 8, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $9,326, of which $8,638 and $688 are recorded in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

other assets and other current assets, respectively, on the Company’s consolidated balance sheet. These swaps were entered into effective November 13, 2001, and March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 7 1/8% Senior Notes and the Company’s $300,000 5 1/2% Senior Notes, respectively. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact. The Company repaid the $300,000 7 1/8% Senior Notes on the due date of June 15, 2005.

Critical Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to revenue recognition, merchandise inventories, impairment of long-lived assets and warehouse closing costs and insurance/self-insurance liabilities. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under present circumstances.

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

We evaluate the criteria of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts as commissions earned.

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

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided they are probable and reasonably estimable. Other

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic and rational approach.

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

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Company adopted as of the beginning of its fiscal 2003, and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is required to adopt the provisions of SFAS 123R by the beginning of its fiscal 2006, August 29, 2005. The Company is still in the process of assessing the impact on the Company’s results of operations from the adoption of SFAS 123R. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which may have a material impact on the Company’s future reported cash flows from operating activities.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For the third quarter of fiscal 2005, sales and cost of goods sold are reported on a comparable basis with the third quarter of fiscal 2004 as the adoption of EITF 03-10 was effective starting with the beginning of the third quarter of fiscal 2004. Had the Company’s first half of fiscal 2004 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $186,894 for the first thirty-six weeks of fiscal 2004 relating to the first half of fiscal 2004.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 29, 2004.

Item 4—Controls and Procedures

The Company carried out an evaluation as of May 8, 2005, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

At the end of fiscal year 2005, Section 404 of the Sarbanes-Oxley Act will require management of the Company to provide in its annual report an assessment of the effectiveness of the Company’s internal controls over financial reporting and the Company’s independent registered public accounting firm will be required to attest to management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. The Company has not completed this process or its assessment, and this process requires significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II—OTHER INFORMATION

(dollars in thousands)

ITEM 1—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447. The Company is also a defendant in an action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco did not properly compensate and record hours worked by employees, and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corporation, United States District Court ( Los Angeles), Case No. CV-05-3241 FMC (JWJx). Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these five cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

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

(99)	Report of Independent Registered Public Accounting Firm

(b) Two reports on Form 8-K were filed during the 12-week period ended May 8, 2005. On March 2, 2005 the Company filed a Form 8-K, which contained its press release of the financial results of the second quarter of fiscal 2005. On April 21, 2005 the Company filed a Form 8-K that revised its earnings guidance for the third quarter and for the remainder of fiscal 2005 and announced the declaration by the Board of Directors of a $0.115 dividend per share for shareholders of record on May 6, 2005, payable on May 27, 2005. The Company filed a Form 8-K on May 26, 2005, subsequent to the quarter end, which contained its press release of the financial results of the third quarter of fiscal 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: June 15, 2005	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: June 15, 2005	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	May 8, 2005	August 29, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,725,116	$2,823,135
Short-term investments	1,325,783	306,747
Receivables, net	297,684	335,175
Merchandise inventories	4,040,253	3,643,585
Other current assets	180,530	160,457

Total current assets	8,569,366	7,269,099

PROPERTY AND EQUIPMENT
Land	2,426,409	2,284,574
Buildings, leaseholds and land improvements	5,556,110	5,212,295
Equipment and fixtures	2,157,279	1,974,995
Construction in progress	137,799	132,180

	10,277,597	9,604,044
Less accumulated depreciation and amortization	(2,648,018)	(2,340,347)

Net property and equipment	7,629,579	7,263,697

OTHER ASSETS	583,474	559,752

	$16,782,419	$15,092,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$46,441	$21,595
Accounts payable	4,134,064	3,600,200
Accrued salaries and benefits	947,657	904,209
Accrued sales and other taxes	260,254	223,009
Deferred membership income	513,933	453,881
Current portion long-term debt	303,894	305,594
Other current liabilities	665,102	662,062

Total current liabilities	6,871,345	6,170,550
LONG-TERM DEBT, excluding current portion	715,448	993,746
DEFERRED INCOME TAXES AND OTHER LIABILITIES	275,266	244,176

Total liabilities	7,862,059	7,408,472

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	57,482	59,266

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 479,287,000 and 462,637,000 shares issued and outstanding	2,397	2,313
Additional paid-in capital	2,022,695	1,466,366
Other accumulated comprehensive income	139,352	16,144
Retained earnings	6,698,434	6,139,987

Total stockholders’ equity	8,862,878	7,624,810

	$16,782,419	$15,092,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 8, 2005	May 9, 2004	May 8, 2005	May 9, 2004
REVENUE
Net sales	$11,747,113	$10,672,737	$35,499,635	$32,312,773
Membership fees	249,787	224,502	733,345	654,918

Total revenue	11,996,900	10,897,239	36,232,980	32,967,691
OPERATING EXPENSES
Merchandise costs	10,503,661	9,540,312	31,692,212	28,862,411
Selling, general and administrative	1,164,625	1,050,728	3,481,433	3,167,746
Preopening expenses	9,475	4,552	42,856	18,893
Provision (income) for impaired assets and closing costs	3,000	(8,500)	9,800	(1,500)

Operating income	316,139	310,147	1,006,679	920,141
OTHER INCOME (EXPENSE)
Interest expense	(8,476)	(9,004)	(27,098)	(25,740)
Interest income and other	30,159	14,188	70,528	35,163

INCOME BEFORE INCOME TAXES	337,822	315,331	1,050,109	929,564
Provision for income taxes	128,034	116,673	341,716	343,939

NET INCOME	$209,788	$198,658	$708,393	$585,625

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Basic	$0.44	$0.43	$1.50	$1.28

Diluted	$0.43	$0.42	$1.45	$1.23

Shares used in calculation (000’s)
Basic	478,248	459,074	472,765	458,311
Diluted	493,282	482,485	492,247	481,395
Dividends per share	$0.115	$0.10	$0.315	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	36 Weeks Ended
	May 8, 2005	May 9, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$708,393	$585,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	329,585	303,574
Accretion of discount on zero coupon notes	8,939	12,677
Stock-based compensation	41,600	21,336
Undistributed equity earnings in joint ventures	(19,392)	(18,972)
Net (gain)/loss on sale of property and equipment and other	5,556	(11,373)
Provision for impaired assets	—	2,283
Change in deferred income taxes	2,181	(15,096)
Tax benefit from exercise of stock options	35,820	9,725
Change in receivables, other current assets, deferred income, accrued and other current liabilities	130,076	707,032
Increase in merchandise inventories	(351,358)	(250,585)
Increase in accounts payable	366,501	272,423

Total adjustments	549,508	1,033,024

Net cash provided by operating activities	1,257,901	1,618,649

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(628,057)	(445,152)
Proceeds from the sale of property and equipment	6,636	30,286
Investment in unconsolidated joint venture	(15,000)	—
Purchase of minority interest	—	(95,153)
Purchases of short-term investments	(2,659,314)	(359,072)
Maturities of short-term investments	1,448,487	—
Sales of short-term investments	203,398	64,097
Decrease/(increase) in other assets and other, net	1,591	(2,356)

Net cash used in investing activities	(1,642,259)	(807,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(repayments of) short-term borrowings, net	23,416	(34,703)
Net proceeds from issuance of long-term debt	5,660	—
Repayments of long-term debt	(2,762)	(5,767)
Changes in bank checks outstanding	129,781	126,234
Cash dividend payments	(94,827)	—
Change in minority interests	(1,783)	2,063
Exercise of stock options	201,477	41,547
Conversion of convertible debentures	(2)	—

Net cash provided by financing activities	260,960	129,374

EFFECT OF EXCHANGE RATE CHANGES ON CASH	25,379	6,816

Net (decrease)/increase in cash and cash equivalents	(98,019)	947,489
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,823,135	1,545,439

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,725,116	$2,492,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)	$14,445	$9,602
Income taxes	$488,250	$261,233

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 8, 2005, Costco operated 452 warehouse clubs: 331 in the United States and three in Puerto Rico; 64 in Canada; 15 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 25 warehouses in Mexico with a joint venture partner.

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

Lease Accounting

In response to the Securities and Exchange Commission’s February 7, 2005 letter related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. Management re-evaluated Financial Accounting Standards Board (FASB) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes requiring the Company to record rent expense during this preopening period. A cumulative pre-tax, non-cash charge of $15,999 was recorded as a preopening expense in the second quarter of fiscal 2005 to effect this accounting adjustment. Prior periods’ financial results have not been restated due to the immateriality of this amount to the consolidated financial statements.

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

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2005	May 9, 2004	May 8, 2005	May 9, 2004
Net income, as reported	$209,788	$198,658	$708,393	$585,625
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,787	5,974	25,985	13,441
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,775)	(13,577)	(42,121)	(41,540)

Pro-forma net income	$205,800	$191,055	$692,257	$557,526

Net income per common share:
Basic – as reported	$0.44	$0.43	$1.50	$1.28

Basic – pro-forma	$0.43	$0.42	$1.46	$1.22

Diluted – as reported	$0.43	$0.42	$1.45	$1.23

Diluted – pro-forma	$0.42	$0.40	$1.41	$1.17

Recent Accounting Pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which the Company adopted as of the beginning of its fiscal 2003, and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is required to adopt the provisions of SFAS 123R by the beginning of its fiscal 2006, August 29, 2005. The Company is still in the process of assessing the impact on the Company’s results of operations from the adoption of SFAS 123R. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which may have a material impact on the Company’s future reported cash flows from operating activities.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. For the third quarter of fiscal 2005, sales and cost of goods sold are reported on a comparable basis with the third quarter of fiscal 2004, as the adoption of EITF 03-10 was effective starting with the beginning of the third quarter of fiscal 2004. Had the Company’s first half of fiscal 2004 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $186,894 for the first thirty-six weeks of fiscal 2004 relating to the first half of fiscal 2004.

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

	12 Weeks Ended		36 Weeks Ended
	May 8, 2005	May 9, 2004	May 8, 2005	May 9, 2004
Net income available to common stockholders used in basic net income per share	$209,788	$198,658	$708,393	$585,625
Interest on convertible bonds, net of tax	1,384	2,711	5,599	7,986

Net income available to common stockholders after assumed conversions of dilutive securities	$211,172	$201,369	$713,992	$593,611

Weighted average number of common shares used in basic net income per share (000’s)	478,248	459,074	472,765	458,311
Stock options (000’s)	5,390	4,066	6,215	3,739
Conversion of convertible bonds (000’s)	9,644	19,345	13,267	19,345

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	493,282	482,485	492,247	481,395

The diluted share base calculation for the twelve weeks ended May 8, 2005 and May 9, 2004 excludes 13,833,065 and 24,856,973 stock options outstanding, respectively. The diluted share base calculation for the thirty-six-weeks ended May 8, 2005 and May 9, 2004, excluded 10,164,904 and 30,015,185 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

NOTE (3)—INCOME TAXES

The effective income tax rate on earnings in the third quarter of fiscal 2005 was 37.90% compared to a rate of 37.00% for the third quarter of fiscal 2004. The rate for the first thirty-six weeks of fiscal 2005 was 32.54%, which included a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003), compared to a rate of 37.00% for the first thirty-six weeks of fiscal 2004. Exclusive of this one-time income tax benefit, the effective income tax rate on earnings in the first thirty-six weeks of fiscal 2005 was 37.50%.

NOTE (4)—DIVIDENDS

On April 22, 2005, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.115 per share payable on May 27, 2005, to shareholders of record on May 6, 2005, reflecting a 15% increase in the quarterly dividend. At the end of the Company’s third quarter of fiscal 2005, May 8, 2005, a dividends payable liability of $55,118 was recorded, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. At August 29, 2004, there was no dividend payable as the dividend was paid on August 27, 2004.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (5)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $229,346 and $118,686 for the third quarter of fiscal 2005 and 2004, respectively, and was $831,601 and $630,457 for the first thirty-six weeks of fiscal 2005 and 2004, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

NOTE (6)—LONG-TERM DEBT

During the third quarter of fiscal 2005, $14,080 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 490,000 shares of common stock and during the first thirty-six weeks of fiscal 2005, $280,727 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 9,906,900 shares of common stock.

NOTE (7)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. The Company is also a defendant in an action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco did not properly compensate and record hours worked by employees, and failed to provide meal and rest breaks. Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these five cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

NOTE (8)—SUBSEQUENT EVENT

The Company’s Board of Directors has previously approved a stock repurchase program authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2007. Under the program, the Company may repurchase shares at any time in the open market or in private transactions as market conditions warrant. The Company expects to fund stock purchases from cash and cash equivalents and short-term investments on hand.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (8)—SUBSEQUENT EVENT (Continued)

Subsequent to the end of the Company’s fiscal 2005 third quarter, the Company has repurchased 1,039,289 shares of common stock through June 14, 2005 at an average price of $45.88 per share, totaling approximately $47,687 (excluding commissions).

NOTE (9)—SEGMENT REPORTING

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 8, 2005
Total revenue	$9,771,482	$1,489,685	$735,733	$11,996,900
Operating income	261,787	45,808	8,544	316,139
Depreciation and amortization	90,669	11,939	10,211	112,819
Capital expenditures	145,333	29,258	43,968	218,559
Twelve Weeks Ended May 9, 2004
Total revenue	$8,982,679	$1,320,564	$593,996	$10,897,239
Operating income	259,539	41,789	8,819	310,147
Depreciation and amortization	85,350	10,039	8,372	103,761
Capital expenditures	96,921	10,877	6,436	114,234
Thirty-Six Weeks Ended May 8, 2005
Total revenue	$29,451,307	$4,589,929	$2,191,744	$36,232,980
Operating income	800,460	165,598	40,621	1,006,679
Depreciation and amortization	266,644	34,066	28,875	329,585
Capital expenditures	462,328	85,557	80,172	628,057
Long lived assets	6,028,193	761,908	839,478	7,629,579
Total assets	13,414,196	1,883,576	1,484,647	16,782,419
Net assets	6,854,782	1,095,986	912,110	8,862,878
Thirty-Six Weeks Ended May 9, 2004
Total revenue	$26,983,728	$4,165,937	$1,818,026	$32,967,691
Operating income	738,134	146,057	35,950	920,141
Depreciation and amortization	249,559	29,179	24,836	303,574
Capital expenditures	373,630	58,218	13,304	445,152
Long lived assets	5,801,405	646,197	701,119	7,148,721
Total assets	11,806,397	1,554,400	1,254,485	14,615,282
Net assets	5,586,396	835,090	790,620	7,212,106

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (9)—SEGMENT REPORTING (Continued)

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