Form 10-K
period 2005-08-28
COSTCO WHOLESALE CORP /NEW
filed 2005-11-10
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 13, 2005 was $21,902,283,065.

The number of shares outstanding of the registrant’s common stock as of October 28, 2005 was 472,098,845.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2006 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 28, 2005

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

By strictly controlling the entrances and exits of its warehouses and using a membership format, Costco has been able to limit inventory losses to less than two-tenths of one percent of net sales—well below those of typical discount retail operations. Losses associated with dishonored checks have also been minimal and bank information from business members is verified prior to establishing a check purchase limit. Members are identified and prevented from cashing checks at the point of sale when they have presented dishonored checks to Costco.

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

Costco’s warehouses generally operate on a seven-day, 69-hour week, and are open somewhat longer during the holiday season. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional wholesalers, discount grocery retailers and supermarkets and due to other operational efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking. In addition, sales are processed through centralized, automated check-out stands. Most items are not individually price-marked; rather, each item is bar-coded so it can be scanned into electronic cash registers. This allows price changes without remarking merchandise. Substantially all manufacturers provide merchandise pre-marked with the item numbers and bar codes and many provide special, larger package sizes.

Costco’s merchandising strategy is to provide the customer with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products on which Costco can provide its members significant cost savings. Items that members may request but that cannot be purchased at prices low enough to pass along meaningful cost savings are often not carried. Costco seeks to limit specific items in each product line to fast selling models, sizes and colors. Therefore, the Company carries an average of approximately 4,000 active stockkeeping units (“SKU’s”) per warehouse in its core warehouse business, as opposed to discount retailers and supermarkets that normally stock 40,000 to 60,000 SKU’s or more. These practices are consistent with Costco’s membership policies of satisfying both the business and personal shopping needs of its wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. In keeping with its policy of customer satisfaction, Costco’s policy is to accept returns of merchandise.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by Costco during fiscal 2005, 2004 and 2003:

	2005	2004	2003
Food (including dry and fresh foods and institutionally packaged foods)	31%	31%	30%
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks and cleaning and institutional supplies)	29%	29%	30%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, furniture, cameras and automotive supplies)	16%	16%	16%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings and small appliances)	12%	13%	14%
Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and print shop)	12%	11%	10%

	100%	100%	100%

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

Costco reports on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on Costco’s operations, except an increased level of sales and earnings during the Christmas holiday season. Fiscal years 2005, 2004 and 2003 all consisted of 52 weeks.

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

As of August 28, 2005, Costco had approximately 5.0 million primary Business memberships and approximately 16.2 million Gold Star memberships. Included within this membership base are approximately 4.2 million members that have upgraded to the Executive Membership program. Members can utilize their memberships at any Costco warehouse location.

Labor

As of August 28, 2005, Costco had approximately 118,000 employees, including approximately 8,000 individuals who were employed by Costco Mexico (a 50%-owned joint venture), which is not consolidated. Approximately forty-five percent of the employee base is part-time. Approximately 13,500 hourly employees in

Item 1—Business (Continued)

certain of the Company’s locations in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. Costco considers its employee relations to be good.

Competition

The Company operates in the rapidly changing and highly competitive merchandising industry. When The Price Company pioneered the membership warehouse club concept in 1976, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Since then, new merchandising concepts and aggressive marketing techniques have led to a more intense and focused competitive environment. Wal-Mart has become the largest retailer in the United States (and the world) and has expanded further into various food merchandising formats. Target and Kohl’s have also emerged as significant retail competitors. Over 1,100 warehouse club locations exist across the U.S. and Canada, including the 403 warehouses operated by the Company in North America; and every major metropolitan area has one, if not several, club operations. Low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Best Buy and Barnes & Noble, have significant market share in their categories. New forms of retailing involving modern technology are boosting sales in certain stores, while home shopping and electronic commerce over the Internet is becoming increasingly popular.

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

Available Information

The Costco website or internet address is www.costco.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of the Company’s filings with the SEC may be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 2—Properties

Warehouse Properties

At August 28, 2005, Costco operated 433 warehouse clubs: 338 in the United States (in 37 states and Puerto Rico); 65 in Canada (in 9 Canadian provinces); 16 in the United Kingdom (13 in England; 3 in Scotland); five in Korea; four in Taiwan; and five in Japan. The following is a summary of owned and leased warehouses by region:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building	Total
UNITED STATES	257	81	338
CANADA	57	8	65
UNITED KINGDOM	14	2	16
KOREA	2	3	5
TAIWAN	—	4	4
JAPAN	1	4	5

Total	331	102	433

The following schedule shows warehouse openings (net of warehouse closings) by region for the past five fiscal years and expected openings (net of closings) through December 31, 2005:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2001 and prior	264	60	21	345	345
2002	26	—	3	29	374
2003	19	1	3	23	397
2004	18	2	—	20	417
2005	11	2	3	16	433
2006 (expected through 12/31/05)	8	1	1	10	443

Total	346	66	31	443

At the end of fiscal 2005 the Company’s warehouses contained over 59 million square feet of operating floor space; 46.4 million in the United States, 8.4 million in Canada and 4.2 million in other international locations, excluding Mexico.

At August 28, 2005, the Company operated 27 warehouses in Mexico (through a 50%-owned joint venture). These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for using the equity method and, therefore, its operations are not consolidated in the Company’s financial statements.

Costco’s executive offices are located in Issaquah, Washington and occupy approximately 361,000 square feet. In addition, the Company operated eight regional offices in the United States, two regional offices in Canada and four regional offices internationally at the end of fiscal 2005, containing approximately 309,000 square feet. Additionally, the Company operates regional cross-docking facilities (depots) for the consolidation and distribution of certain shipments to the warehouses, and operates various processing, packaging, and other facilities to support ancillary and other businesses. At the end of fiscal 2005, Costco operated nine depots in the United States, three in Canada and two internationally, excluding Mexico, consisting of approximately 5.3 million square feet.

Item 3—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447. The Company is also a defendant in an action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corporation, United States District Court ( Los Angeles), Case No. CV-05-3241 FMC (JWJx). Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these five cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting is scheduled for 4:00 p.m. on January 25, 2006, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in the Company’s proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Costco Common Stock is quoted on The NASDAQ Stock Market’s National Market under the symbol “COST.”

The following table sets forth the closing high and low sales prices of Costco Common Stock for the period September 2, 2002 through October 28, 2005. The quotations are as reported in published financial sources.

	Costco Common Stock
	High	Low
Fiscal Quarters—2003
First Quarter Ending November 24, 2002	$36.21	$29.18
Second Quarter Ending February 16, 2003	32.90	27.24
Third Quarter Ending May 11, 2003	35.30	28.08
Fourth Quarter Ending August 31, 2003	37.43	28.89
Fiscal Quarters—2004
First Quarter Ending November 23, 2003	35.45	30.71
Second Quarter Ending February 15, 2004	39.41	35.15
Third Quarter Ending May 9, 2004	39.94	35.66
Fourth Quarter Ending August 29, 2004	42.89	35.54
Fiscal Quarters—2005
First Quarter Ending November 21, 2004	49.74	39.99
Second Quarter Ending February 13, 2005	49.69	45.51
Third Quarter Ending May 8, 2005	47.00	40.17
Fourth Quarter Ending August 28, 2005	46.62	42.04
Fiscal Quarters—2006
First Quarter (through October 28, 2005)	48.20	41.36

On October 28, 2005 the Company had 7,948 stockholders of record.

During fiscal 2005 the Company purchased shares of Costco common stock under a $500 million share repurchase program authorized by the Board of Directors in October 2004. Shares purchased under this program are retired. Subsequent to fiscal 2005 year-end the Board of Directors authorized an additional stock repurchase program of up to $1 billion. Under the programs the Company may purchase shares at any time in the open market or in private transactions as market conditions warrant. The $1 billion stock purchase program authorized by the Board of Directors on August 29, 2005, contains no expiration date.

The following table sets forth information on the Company’s common stock repurchase program activity for the year ended August 28, 2005. (Amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
June 7–June 30, 2005	3,446	$45.73	3,446	$342,391
July 1–July 31, 2005	2,777	$45.49	2,777	$216,090
August 1–August 28, 2005	2,982	$43.37	2,982	$86,750

Total Fourth Quarter	9,205	$44.89	9,205	$86,750

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

Subsequent to the Company’s fiscal 2005 year end and through October 28, 2005, the Company purchased an additional 2,247 shares at a average price of $45.83, fully utilizing the amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plan approved in fiscal 2006 by $16,240. (Amounts in thousands, except per share data.)

Participants in the Company’s 401(k) plan may have purchased more shares of the Company’s common stock in their plan accounts than were registered with the Securities and Exchange Commission. The Company received no proceeds from any of these sales. The Company has made a rescission offer to plan participants who purchased the Company’s common stock in 401(k) plan accounts from November 16, 2003 through November 15, 2004. The rescission offer expired October 27, 2005. The offer will have no material effect on the Company’s consolidated results of operations, financial position or cash flows.

DIVIDEND POLICY

Under its two revolving credit agreements, Costco is generally permitted to pay dividends in any fiscal year up to an amount equal to fifty percent of its consolidated net income for that fiscal year. Costco’s Board of Directors declared four quarterly cash dividends during fiscal year 2005. The first two dividends of $0.10 per share were paid November 26, 2004 and February 25, 2005, to shareholders of record at the close of business on November 5, 2004 and February 8, 2005, respectively. The third and fourth dividends of $0.115 per share were paid May 27, 2005 and August 26, 2005 to shareholders of record at the close of business on May 6, 2005 and August 5, 2005, respectively. In fiscal 2004 the Company paid dividends of $0.10 per share in the third and fourth quarters.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. Subject to qualifications stated above, the Company presently expects to pay dividends on a quarterly basis.

EQUITY COMPENSATION PLANS

Information related to the Company’s equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 6—Selected Financial Data

SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth selected financial and operating data for Costco for the ten fiscal years in the period ended August 28, 2005. This selected financial and operating data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements of Costco for fiscal 2005.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands, except per share data)

	52 Weeks Ended August 28, 2005	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003	52 Weeks Ended September 1, 2002	52 Weeks Ended September 2, 2001	53 Weeks Ended September 3, 2000	52 Weeks Ended August 29, 1999		52 Weeks Ended August 30, 1998	52 Weeks Ended August 31, 1997		52 Weeks Ended September 1, 1996
OPERATING DATA
Revenue
Net sales	$51,862,072	$47,145,712	$41,692,699	$37,993,093	$34,137,021	$31,620,723	$26,976,453		$23,830,380	$21,484,118		$19,213,866
Membership fees	1,073,156	961,280	852,853	769,406	660,016	543,573	479,578		439,497	390,286		352,590

Total revenue	52,935,228	48,106,992	42,545,552	38,762,499	34,797,037	32,164,296	27,456,031		24,269,877	21,874,404		19,566,456
Operating expenses
Merchandise costs	46,346,961	42,092,016	37,235,383	33,983,121	30,598,140	28,322,170	24,170,199		21,379,691	19,314,485		17,345,315
Selling, general & administrative	5,044,341	4,597,877	4,097,398	3,575,536	3,129,059	2,755,355	2,338,198		2,069,900	1,876,759		1,691,187
Preopening expenses	53,230	30,451	36,643	51,257	59,571	42,321	31,007		27,010	27,448		29,231
Provision for impaired assets and closing costs, net	16,393	1,000	19,500	21,050	18,000	7,000	56,500		6,000	75,000	(a)	10,000

Operating income	1,474,303	1,385,648	1,156,628	1,131,535	992,267	1,037,450	860,127		787,276	580,712		490,723
Other income (expense)
Interest expense	(34,437)	(36,651)	(36,920)	(29,096)	(32,024)	(39,281)	(45,527)		(47,535)	(76,281)		(78,078)
Interest income and other	109,096	51,627	38,525	35,745	43,238	54,226	44,266		26,662	15,898		10,832

Income before income taxes and cumulative effect of accounting change	1,548,962	1,400,624	1,158,233	1,138,184	1,003,481	1,052,395	858,866		766,403	520,329		423,477
Provision for income taxes	485,870	518,231	437,233	438,201	401,392	420,958	343,545		306,561	208,132		174,684

Income before cumulative effect of accounting change	1,063,092	882,393	721,000	699,983	602,089	631,437	515,321		459,842	312,197		248,793
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	(118,023	)(b)	—	—		—

Net income	$1,063,092	$882,393	$721,000	$699,983	$602,089	$631,437	$397,298		$459,842	$312,197		$248,793

Per Share Data—Diluted
Income before cumulative effect of accounting change	$2.18	$1.85	$1.53	$1.48	$1.29	$1.35	$1.11		$1.01	$0.73		$0.61
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	(0.25)		—	—		—

Net income	$2.18	$1.85	$1.53	$1.48	$1.29	$1.35	$0.86		$1.01	$0.73		$0.61

Shares used in calculation (in thousands)	492,035	482,459	479,326	479,262	475,827	475,737	471,120		463,371	449,336		435,781
Dividends per share	$0.43	$0.20	$—	$—	$—	$—	$—		$—	$—		$—

(a)	Includes the effect of adopting SFAS 121, a $65,000 pre-tax ($38,675 after-tax or $0.09 per diluted share) provision for asset impairment.
(b)	Represents a one-time non-cash charge reflecting the cumulative effect of the Company’s change in accounting for membership fees from a cash to a deferred method.

Item 6—Selected Financial Data (Continued)

COSTCO WHOLESALE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	August 28, 2005	August 29, 2004	August 31, 2003	September 1, 2002	September 2, 2001	September 3, 2000	August 29, 1999	August 30, 1998		August 31, 1997	September 1, 1996
BALANCE SHEET DATA
Working capital (deficit)	$1,477,464	$1,098,549	$700,431	$180,806	$(229,732)	$65,759	$449,680	$431,288		$145,903	$56,710
Net Property and equipment	7,790,192	7,219,829	6,960,008	6,523,619	5,826,585	4,834,116	3,906,888	3,395,372		3,154,634	2,888,310
Total assets	16,513,642	15,092,548	13,191,688	11,620,263	10,089,786	8,633,940	7,505,001	6,259,820		5,476,314	4,911,861
Short-term borrowings	54,356	21,595	47,421	103,774	194,552	9,500	—	—		25,460	59,928
Long-term debt	710,675	993,746	1,289,649	1,210,638	859,393	790,053	918,888	930,035		917,001	1,229,221
Stockholders’ equity	$8,881,109	$7,624,810	$6,554,980	$5,694,237	$4,882,940	$4,240,280	$3,532,110	$2,965,886		$2,468,116	$1,777,798
WAREHOUSES IN OPERATION(d)
Beginning of year	417	397	374	345	313	292	278	261		252	240
Opened(a)	21	20	29	35	39	25	21	18	(c)	17	20
Closed(b)	(5)	—	(6)	(6)	(7)	(4)	(7)	(1)		(8)	(8)

End of Year	433	417	397	374	345	313	292	278		261	252

(a)	Includes relocations, as well as new warehouse openings.
(b)	Includes relocations, as well as outright closings.
(c)	Includes the acquisition of two warehouses in Korea formerly operated under a license agreement.
(d)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the rising cost of petroleum-based products and fuel and energy costs), geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the Securities and Exchange Commission.

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

Key items for fiscal year 2005 included:

•	Net sales increased 10% over the prior year, driven by an increase in comparable sales of 7% and the opening of 16 new warehouses;

•	Membership fees for fiscal 2005 increased 11.6% to $1,073,156, representing new member sign-ups at new warehouses opened during the fiscal year, increasing penetration of the Company’s Executive Membership program, and continued strong member renewal rates;

•	Gross margin (net sales less merchandise costs) decreased nine basis points as a percent of net sales over the prior year. Gross margins increased year-over-year in most of the Company’s merchandise categories, but were offset by changes in the sales mix with higher penetration of lower margin departments, primarily gas. Additionally, margins were negatively impacted by ten basis points due to increased sales penetration of the Executive Membership Program and its related costs;

•	Selling, general and administrative expenses as a percentage of net sales improved two basis points over the prior year, largely due to increased payroll leverage due to increased sales, a decrease in health care costs as a percent of net sales and a flattening of the rising trend in workers’ compensation costs, offset by higher stock option expense;

•	Net income for fiscal 2005 increased 20.5% to $1,063,092, or $2.18 per diluted share. Net income during fiscal 2005 was impacted by several non-recurring items that are discussed further in the comparison of fiscal 2005 and fiscal 2004 below. Exclusive of these items, net income for fiscal 2005 would have been $998,326 or $2.04 per diluted share, a 10% increase in earnings per share over the prior fiscal year.

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.10 to $0.115 per share; and

•	During the fourth quarter of fiscal 2005 the Company repurchased shares of Costco common stock, expending approximately $413,252 repurchasing 9.2 million shares of stock at an average cost of $44.89 per share.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales			Percentage Increase/(Decrease) (of dollar amounts)
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2005 vs. Fiscal 2004	Fiscal 2004 vs. Fiscal 2003
Net sales	100.00%	100.00%	100.00%	10.0%	13.1%
Membership fees	2.07	2.04	2.05	11.6	12.7
Gross margin(a)	10.63	10.72	10.69	9.1	13.4
Selling, general and administrative expenses	9.73	9.75	9.83	9.7	12.2
Preopening expenses	0.10	0.07	0.09	74.8	(16.9)
Provision for impaired assets and closing costs, net	0.03	—	0.05	1539.3	(94.9)

Operating income	2.84	2.94	2.77	6.4	19.8

Interest expense	(0.06)	(0.08)	(0.08)	(6.0)	(0.7)
Interest income and other	0.21	0.11	0.09	111.3	34.0

Income before income taxes	2.99	2.97	2.78	10.6	20.9
Provision for income taxes	0.94	1.10	1.05	(6.2)	18.5

Net Income	2.05%	1.87%	1.73%	20.5%	22.4%

(a)	Defined as net sales less merchandise costs.

Comparison of Fiscal 2005 (52 weeks) and Fiscal 2004 (52 weeks):

(dollars in thousands, except earnings per share)

Net Income

Net income for fiscal 2005 increased 20.5% to $1,063,092, or $2.18 per diluted share, from $882,393, or $1.85 per diluted share, during fiscal year 2004. Net income during fiscal 2005 was impacted by the following: a $54,155 (approximately $.11 per diluted share) income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003); a cumulative pre-tax, non-cash charge to preopening expenses of $15,999 (approximately $.02 per diluted share) related to a correction to the Company’s method of accounting for ground leases (entered into over the past twenty years) that did not require rental payments during the period of construction; and a net tax benefit with respect to excess foreign tax credits on unremitted foreign earnings recorded in the fourth quarter of $20,592 (approximately $.04 per diluted share). Exclusive of these items, net income for fiscal 2005 would have been $998,326 or $2.04 per diluted share, a 10% increase in earnings per share over the prior fiscal year.

Net Sales

Net sales increased 10.0% to $51,862,072 in fiscal 2005 from $47,145,712 in fiscal 2004. Approximately 71% of the increase was due to an increase in comparable warehouse sales, that is sales in warehouses open for at least a year. The balance of the increase was due to opening 16 new warehouses during fiscal 2005 and 20 new warehouses during fiscal 2004, a portion of which is not included in comparable warehouse sales. Net sales were reduced by the implementation of Emerging Issues Task Force (EITF) Issue No. 03-10, “Application of Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which was effective at the beginning of the Company’s fiscal 2004 third quarter. EITF 03-10, which primarily impacts the Company’s vendor coupon programs, reduces net sales and merchandise costs by an equal amount and does not affect the Company’s consolidated gross margin or net income. Had EITF 03-10 been in effect for the comparable periods in fiscal 2004, the net sales increase in fiscal 2005 would have been 10.4%. (See Recently Issued Accounting Pronouncements, EITF 03-10.)

For fiscal 2005, comparable sales increased 7% from fiscal 2004. Had EITF 03-10 been in effect for the comparable periods in fiscal 2004, the comparable sales increase for fiscal 2005 would have been 8%.

Changes in prices of merchandise did not materially affect the sales increases, with the exception of gasoline, where price increases accounted for approximately 89 basis points of the sales increase. In addition, translation of foreign sales into U.S. dollars contributed to the increase in sales due to stronger foreign currencies, accounting for approximately 134 basis points year-over-year of the comparable sales increase.

Membership Fees

Membership fees increased 11.6% to $1,073,156, or 2.07% of net sales, in fiscal 2005 from $961,280, or 2.04% of net sales, in fiscal 2004. This increase was primarily due to additional membership sign-ups at the 16 new warehouses opened in fiscal 2005, increased penetration of the Company’s Executive membership and high overall member renewal rates consistent with recent years, currently 86%.

Gross Margin

Gross margin increased 9.1% to $5,515,111, or 10.63% of net sales, in fiscal 2005 from $5,053,696, or 10.72% of net sales, in fiscal 2004. The nine basis point decrease in gross margin as a percentage of net sales reflected a decrease of three basis points in gross margin in the Company’s merchandise departments. The three basis point decrease in merchandising is largely due to changes in the sales mix, with higher penetration of lower margin departments. This effect was offset by gross margin gains in most of the Company’s merchandise departments, as well as the international operations. Gross margin as a percentage of net sales was positively impacted by five basis points due to the implementation of EITF 03-10, whereby net sales and merchandise costs were reduced equally. The gross margin percentage was reduced by 10 basis points due to the increased penetration of the Executive Member program, increased spending by Executive Members and the resulting increases in the related costs.

The gross margin figures reflect accounting for most U.S. merchandise inventories on the last-in, first-out (LIFO) method. Fiscal 2005 included a $13,410 LIFO charge (increase in merchandise costs), while fiscal 2004 included a $6,090 LIFO charge. The impact of the LIFO adjustment on a year-over-year basis negatively impacted gross margin, as a percentage of sales, by one additional basis point.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased 9.7% to $5,044,341, or 9.73% of net sales, in fiscal 2005, from $4,597,877, or 9.75% of net sales, in fiscal 2004. Had EITF 03-10 been in effect for all of fiscal 2004, SG&A expenses as a percent to net sales would have shown additional improvement of four basis points in fiscal 2005.

For fiscal 2005, warehouse and central operating costs positively impacted SG&A comparisons year-over-year by approximately 13 basis points, primarily due to improved payroll utilization at the warehouse level, including increased leverage from increased comparable sales and cost control measures employed in employee

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

benefits, primarily health care. This improvement was partially offset by the implementation of EITF 03-10, which negatively impacted SG&A as a percentage of net sales by five basis points and an increase in stock-based compensation costs approximating six basis points year-over-year.

Preopening Expenses

Preopening expenses totaled $53,230, or 0.10% of net sales, during fiscal 2005 compared to $30,451, or 0.07% of net sales, during fiscal 2004. During the second quarter of fiscal 2005, in response to the Securities and Exchange Commission’s February 7, 2005 letter related to leases, the Company adjusted its method of accounting for leases (entered into over the past twenty years), primarily related to ground leases at certain warehouse locations that did not require rental payments during the period of construction. As a result, the Company recorded a cumulative pre-tax, non-cash charge of $15,999 to preopening expense in the second quarter of fiscal 2005 to effect this accounting adjustment. Prior periods’ financial results have not been restated due to the immateriality of this amount to the consolidated financial statements. Twenty-one warehouses (including five relocations) were opened in fiscal 2005 compared to the opening of 20 warehouses in fiscal 2004. Pre-opening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

Provision for Impaired Assets and Closing Costs, net

The net provision for impaired assets and closing costs was $16,393 in fiscal 2005, compared to $1,000 in fiscal 2004. The provision includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, and any losses or gains resulting from the sale of real property. The provision for fiscal 2005 included charges of $3,893 for impairment of long-lived assets, $11,619 for warehouse closing expenses and $881 for net losses on the sale of real property. The provision for fiscal 2004 included charges of $16,548 for warehouse closing expenses that were offset by gains of $15,548 on the sale of real property.

At August 28, 2005, the reserve for warehouse closing costs was $9,556, of which $9,118 related to future lease obligations. This compares to a reserve for warehouse closing costs of $10,367 at August 29, 2004, of which $9,184 related to future lease obligations.

Interest Expense

Interest expense totaled $34,437 in fiscal 2005, compared to $36,651 in fiscal 2004. Interest expense in both fiscal 2005 and 2004 includes interest on the 3 1/2% Zero Coupon Notes, 7 1/8% and 5 1/2% Senior Notes and on balances outstanding under the Company’s bank credit facilities and promissory notes. The decrease was primarily a result of a decrease in interest on the Company’s 3 1/2% Zero Coupon Notes as note holders converted approximately $280,811 in principle amount of the Notes into common stock during fiscal 2005. Additionally, capitalized interest increased year-over-year as interest rates and construction costs increased in fiscal 2005 over fiscal 2004. These decreases were partially offset by increases in interest on the Senior Notes as these fixed rate instruments were swapped into variable rate debt in November 2001 and March 2002, which was mitigated by the fact that the 7 1/8% Senior Notes matured and were repaid on June 15, 2005.

Interest Income and Other

Interest income and other totaled $109,096 in fiscal 2005, compared to $51,627 in fiscal 2004. The increase primarily reflects increased interest income resulting from higher cash and cash equivalents balances and short-term investments on hand throughout fiscal 2005, as well as higher interest rates earned on the balances as compared to fiscal 2004.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

The effective income tax rate on earnings was 31.4% in fiscal 2005 and 37% in fiscal 2004. The decrease in the effective income tax rate is attributable to a one-time $54,155 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and a net tax benefit on excess foreign tax credits on unremitted foreign earnings of $20,592. Excluding these benefits the effective income tax rate on earnings in fiscal 2005 was 36.2%.

For the fourth quarter of fiscal 2005 and 2004, the effective tax rate was 28.9% and 37.0%, respectively. The decrease in the fourth quarter tax rate for fiscal 2005 is primarily attributable to the net tax benefit of $20,592, noted above, and a tax benefit of $13,895 primarily associated with lower state taxes. The state tax benefit recorded in the fourth quarter was primarily due to a reduction in the estimated effective state tax rate utilized in the first through third quarters of fiscal 2005. Excluding the benefit of these two items, the fourth quarter tax rate for fiscal 2005 would be 35.8%.

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

Changes in prices of merchandise did not materially affect the sales increases, with the exception of gasoline, where price increases accounted for a sales increase of approximately 70 basis points. In addition, due to the weaker U.S. dollar throughout fiscal 2004 as compared to fiscal 2003, translation of foreign sales into U.S. dollars contributed to the increase in sales, accounting for a comparable sales increase of approximately 190 basis points year-over-year. Sales were also positively impacted by the supermarket strikes in Southern California during the first half of the Company’s 2004 fiscal year. The positive impact to sales for the entire fiscal year was estimated to be 35 to 50 basis points.

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

For fiscal 2004, warehouse and central operating costs positively impacted SG&A comparisons year-over-year by approximately 21 basis points, primarily due to increased expense leverage of warehouse payroll, benefits (primarily health care), utility and workers’ compensation costs. During the latter half of fiscal 2004, the Company implemented changes to its employee healthcare plans that reduced its overall healthcare costs, primarily in the fourth quarter. This improvement was partially offset by the seven basis point increase resulting from the adoption of EITF 03-10, a two basis point increase in expense related to the establishment of additional insurance liabilities resulting from financial difficulties being experienced by one of the Company’s third-party insurance providers, and an increase in stock-based compensation costs following the Company’s prospective adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” at the beginning of fiscal 2003, of four basis points.

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

Liquidity and Capital Resources (dollars in thousands, except per share amounts)

Cash Flows

The Company’s primary sources of liquidity are cash flows generated from warehouse operations and our existing cash and cash equivalents and short-term investments balances, which were $3,459,857 and $3,129,882 at August 28, 2005 and August 29, 2004, respectively. Net cash provided by operating activities totaled $1,783,177 in fiscal 2005 compared to $2,098,783 in fiscal 2004, a decrease of $315,606. Higher net income and a decrease in net merchandise inventories (merchandise inventory less accounts payable) year-over-year increased cash flow from operating activities by $391,571. This increase was offset by decreases in cash flow from operating assets and liabilities of $706,855, primarily relating to the timing in the collection of certain receivables and in payments of income taxes in fiscal 2005 as compared to fiscal 2004.

A significant component of net cash used in investing activities continues to be the purchase of property and equipment related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $2,058,729 in fiscal 2005 compared to $1,048,481 in fiscal 2004, an increase of $1,010,248. The increase in investing activities primarily relates to an increase in the net investment in short-term investments of $768,596 and an increase in additions to property and equipment of $289,811 in fiscal 2005 over fiscal 2004.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in financing activities totaled $518,651 in fiscal 2005 compared to $209,569 provided by financing activities in fiscal 2004. The decrease of $728,220 primarily resulted from an increase in the repayment of debt of $297,275 primarily relating to the repayment of the 7 1/8% Senior Notes, which matured on June 15, 2005, and repurchases of common stock of $413,252 under the Company’s $500,000 share repurchase program.

Dividends

Costco’s Board of Directors declared four quarterly cash dividends during fiscal year 2005. The first two dividends of $0.10 per share were paid November 26, 2004 and February 25, 2005, to shareholders of record at the close of business on November 5, 2004 and February 8, 2005, respectively. The third and fourth dividends of $0.115 per share were paid May 27, 2005 and August 26, 2005 to shareholders of record at the close of business on May 6, 2005 and August 5, 2005, respectively. In fiscal 2004 the Company paid dividends of $0.10 per share in the third and fourth quarters.

Contractual Obligations

The Company’s commitment to make future payments under contractual obligations was as follows, as of August 28, 2005.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)(2)	$879,520	$18,064	$379,466	$65,437	$416,553
Capital lease obligations	6,591	3,225	1,305	927	1,134
Operating leases(3)	1,562,267	114,682	219,402	189,188	1,038,995
Purchase obligations (merchandise)(4)	3,049,398	3,048,785	613	—	—
Purchase obligations (building, equipment, services and other)(5)	242,361	230,086	12,275	—	—
Other(6)	8,591	1,354	1,692	1,362	4,183

Total	$5,748,728	$3,416,196	$614,753	$256,914	$1,460,865

(1)	Amounts include contractual interest payments.

(2)	The amount includes interest accreted to maturity for the Company’s Zero Coupon 3 1/2% Convertible Subordinated Notes due August 2017, totaling $415,246. The consolidated balance sheet as of August 28, 2005 reflects a balance outstanding of $274,071.

(3)	Operating lease obligations have been reduced by $168,742 to reflect sub-lease income.

(4)	Includes open merchandise purchase orders at fiscal year end.

(5)	The amounts exclude minor outsourced services negotiated at the individual warehouse level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)	Consists of asset retirement and deferred compensation obligations.

Expansion Plans

Costco’s primary requirement for capital is the financing of the land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, as well as additional capital for international expansion.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $1,100,000 to $1,250,000 during fiscal 2006 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. These expenditures are expected to be financed with a combination of cash provided from operations and the use of cash and cash equivalents and short-term investments.

Expansion plans for the United States and Canada during fiscal 2006 are to open approximately 28-30 new warehouse clubs on a net basis, inclusive of two to three relocations to larger and better-located warehouses. The Company expects to continue its review of expansion plans in its international operations, including the United Kingdom and Asia, along with other international markets. At present, the Company is planning to open three additional warehouses in the U.K during fiscal 2006. Costco Mexico plans to open two to three new warehouse clubs during fiscal 2006.

Additional Equity Investments in Subsidiaries and Joint Ventures

On June 30, 2005, the Company acquired the remaining 4% interest in CWC Travel Inc for $3,961, bringing Costco’s ownership in this entity to 100%. In addition, during fiscal 2005 the Company contributed an additional $15,000 to its investment in Costco Mexico (a 50%-owned joint venture), which did not impact its percentage ownership of this entity as the joint venture partner contributed a like amount. On October 3, 2003, the Company acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of $95,153, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands of US dollars)

The Company has a $500,000 commercial paper program supported by a $150,000 bank credit facility ($300,000 at August 29, 2004) with a group of nine banks, which expires on November 15, 2005, and is not expected to be renewed. At August 28, 2005 and August 29, 2004, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. Applicable interest rates on the credit facility at August 28, 2005 and August 29, 2004, were 3.92% and 1.90%, respectively.

A wholly-owned Canadian subsidiary has a $167,000 commercial paper program ($152,000 at August 29, 2004) supported by a $50,000 bank credit facility ($46,000 at August 29, 2004) with a Canadian bank, which is guaranteed by the Company and expires in March 2006. At August 28, 2005 and August 29, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at August 28, 2005 and August 29, 2004, were 4.25% and 3.75%, respectively. At August 28, 2005, standby letters of credit totaling $23,000 issued under the bank credit facility left $27,000 available for commercial paper support. At August 29, 2004, standby letters of credit totaling $21,000 issued under the bank credit facility left $25,000 available for commercial paper support.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined amounts of the supporting bank credit facilities, which are $177,000 at August 28, 2005, decreasing to $27,000 on November 15, 2005. At August 29, 2004, the combined amount of supporting bank credit facilities was $325,000.

The Company’s wholly-owned Japanese subsidiary has a short-term $13,694 bank line of credit that expires in February 2006. At August 28, 2005 and August 29, 2004, $5,477 and $0, respectively, were borrowed under the line of credit, and $3,652 and $2,576, respectively, were used to support standby letters of credit. A second

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$13,694 bank line of credit was entered into in February 2005 that expires in February 2006. At August 28, 2005, $9,129 was borrowed under the second facility; this bank line was not in place at August 29, 2004. Applicable interest rates on the credit facilities at both August 28, 2005 and August 29, 2004, were .84%.

The Company’s Korean subsidiary has a short-term $11,665 bank line of credit, which expires in January 2006. At August 28, 2005 and August 29, 2004, no amounts were borrowed under the line of credit and $1,668 and $0, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at August 28, 2005 and August 29, 2004, were 4.51% and 4.52%, respectively.

The Company’s Taiwan subsidiary has a $7,439 bank revolving credit facility that expires in January 2006. At August 28, 2005 and August 29, 2004, no amounts were borrowed under the credit facility and $2,495 and $1,165, respectively, were used to support standby letters of credit. A second $15,499 bank revolving credit facility is in place, which expires in July 2006. At August 28, 2005 and August 29, 2004, no amounts were borrowed under the second credit facility and $790 and $738, respectively were used to support standby letters of credit. Applicable interest rates on the credit facilities at August 28, 2005 and August 29, 2004, were 3.75% and 3.50%, respectively.

The Company’s wholly-owned United Kingdom subsidiary has a $108,408 bank revolving credit facility expiring in February 2007 and a $63,238 bank overdraft facility renewable on a yearly basis in March 2006. At August 28, 2005, $39,750 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling approximately $401,933. The outstanding commitments under these facilities at August 28, 2005 and August 29, 2004 totaled approximately $131,169 and $166,800, respectively, including approximately $64,532 and $52,900, respectively, in standby letters of credit.

Financing Activities

The Company’s 7 1/8% Senior Notes, carried at $304,350 at August 29, 2004, matured and were repaid on June 15, 2005 from its cash and cash equivalents.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of $36,516, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes carried at $307,688 due March 15, 2007. Interest is payable semi-annually. Simultaneous with the issuance of the Senior Notes, the Company entered into interest rate swap agreements converting the interest from fixed to floating.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. On October 23, 2001, additional debt securities of $100,000 were registered. The $300,000 of 5 1/2% Senior Notes issued in March 2002 reduced the amount of registered securities available for future issuance to $300,000.

During fiscal 2005, $280,811 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 9,910,011 shares of common stock.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at August 28, 2005 and August 29, 2004, was $42,466 and $30,495, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases. The Company monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. The only other derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of August 28, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and an aggregate fair value of $7,688, which is recorded in other assets on the Company’s consolidated balance sheet. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact. As of August 29, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $25,754. In addition to the Company’s swap on the 5 1/2% Senior Notes noted above, the Company had entered into a swap on its $300,000 7 1/8% Senior Notes effective November 13, 2001, which was designated and qualified as a fair value hedge. The $300,000 7 1/8% Senior Notes matured and were repaid on June 15, 2005. Concurrent to this transaction, the related swap agreement expired.

Off-Balance Sheet Arrangements

With the exception of its operating leases, the Company has no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on the Company’s financial condition or consolidated financial statements.

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company could repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would be retired. On October 25, 2004, the Board of Directors renewed the program for another three years. On June 7, 2005 the Company began repurchasing shares on the open market. Through August 28, 2005 the Company has repurchased 9,205,100 shares of common stock at an average price of $44.89, totaling approximately $413,252, including commissions.

Subsequent to the Company’s fiscal 2005 year end, August 29, 2005, the Board of Directors of Costco authorized an additional stock repurchase program of up to $1,000,000 of Costco common stock. Under the program, which contains no expiration date, the Company may repurchase shares at any time in the open market or in private transactions as market conditions warrant.

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

The Company evaluates the criteria of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influence product or service specifications, or has several but not all of these indicators, revenue is recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, Costco records the net amounts as commissions earned.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At August 28, 2005, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. At August 29, 2004, merchandise inventories valued using LIFO exceeded the comparable FIFO value by approximately $13,410 due to the aggregate effects of deflation.

The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters of the Company’s fiscal year.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company provides estimates for warehouse closing costs, based on the applicable accounting principles generally accepted in the United States. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in the fourth quarter of fiscal 2005. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which the Company adopted as of the beginning of its fiscal 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company will be required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is required to adopt the provisions of SFAS 123R in the first quarter of its fiscal 2006. The Company is in the process of assessing the impact on the Company’s results of operations from the adoption of SFAS 123R for its effect on prospective option grants. The adoption of SFAS 123R requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in the Company expensing $13,043 in fiscal 2006, which would previously have been presented in a proforma footnote disclosure. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB No. 29.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during fiscal 2005. The Company does not believe that the adoption of the guidance of FSP FAS 115-1 and FAS 124-1 will have a significant effect on its future consolidated financial statements.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. Had the first half of fiscal 2004 and all of fiscal 2003 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $186,900 and $282,300, respectively.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risk resulting from changes in interest and foreign currency rates. As a policy, the Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of the Company’s long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of August 28, 2005, the Company’s fixed rate long-term debt includes its $415,246 principal amount at maturity Zero Coupon Subordinated Notes carried at $274,071 and additional notes and capital lease obligations totaling $132,141. The Company’s debt also includes $300,000 5 1/2% Senior Notes carried at $307,688. The Company has entered into “fixed-to-floating” interest rate swaps on the Senior Notes, effectively converting these fixed interest rate securities to variable rate securities. As of August 28, 2005 and August 29, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and $600,000, respectively, and an aggregate fair value of $7,688 and $25,754, respectively. Fluctuations in interest rates may affect the fair value of the fixed rate debt and may affect the interest expense related to the variable rate debt.

The Company holds interest-bearing instruments that are classified as cash and cash equivalents and short-term investments. The Company’s investment policy is to manage its total cash and cash equivalents and short-term investments balances to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and through internal management and the use of third-party investment managers. Short-term investments generally have a maturity of three months to five years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As the majority of these instruments are of a short-term nature, if interest rates were to increase or decrease immediately, there is no material risk of a valuation adjustment related to these instruments. For those instruments that are classified as available for sale, the unrealized gains or losses related to fluctuations in interest rates are reflected in other accumulated comprehensive income or loss. Based on the Company’s cash and cash equivalents and short-term investments balances at August 28, 2005, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $15,000 to interest income (pre-tax) on an annual basis.

Most foreign currency transactions have been conducted in local currencies, limiting the Company’s exposure to changes in currency rates. The Company periodically enters into short-term forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The fair value of foreign exchange contracts outstanding at August 28, 2005 was $42,901.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Management’s Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 28, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 28, 2005.

Item 8—Financial Statements and Supplementary Data (Continued)

KPMG LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of August 28, 2005, as stated in their audit report herein, which appears on page 37.

James D. Sinegal

President

Chief Executive Officer

Richard A. Galanti

Executive Vice President

Chief Financial Officer

Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of August 28, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s annual report on our internal control over financial reporting is included in Item 8., Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

KPMG’s audit report on management’s assessment and the effectiveness of our internal control over financial reporting is set forth on page 37 of this Annual Report on Form 10-K and is incorporated herein by reference.

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended August 28, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Costco’s Proxy Statement for its Annual Meeting of Stockholders to be held on January 25, 2006 (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Age	Position With Company
James D. Sinegal	69	President and Chief Executive Officer
Jeffrey H. Brotman	63	Chairman of the Board
Richard D. DiCerchio	62	Sr. Executive Vice President, Chief Operating Officer, Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses
Richard A. Galanti	49	Executive Vice President and Chief Financial Officer
W. Craig Jelinek	53	Executive Vice President, Chief Operating Officer, Merchandising
Paul G. Moulton	54	Executive Vice President, Real Estate Development
Joseph P. Portera	52	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions
Douglas W. Schutt	46	Executive Vice President, Chief Operating Officer, Northern/Midwest Division
Thomas K. Walker	65	Executive Vice President, Construction, Distribution and Traffic
Dennis R. Zook	56	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions

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

Richard D. DiCerchio has been Senior Executive Vice President of the Company since 1997. During fiscal 2004 Mr. DiCerchio assumed the responsibilities of Global Operations and Manufacturing and Ancillary Businesses and relinquished the role over Merchandising, which he had held since August 1994. He is Chief Operating Officer—Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer-Northern Division. He was appointed Chief Operating Officer-Western Region of the Company in August 1992 and was appointed Executive Vice President and director in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of the Company. He joined the Company as Vice President, Operations in May 1983.

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

W. Craig Jelinek has been Executive Vice President, Chief Operating Officer, Merchandising since February 2004. Prior to that date he was Executive Vice President, Chief Operating Officer—Northern Division since

Item 10—Directors and Executive Officers of the Registrant (Continued)

September 1995. He had been Senior Vice President, Operations—Northwest Region since September 1992. From May 1986 to September 1992, he was Vice President, Regional Operations Manager—Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

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

Thomas K. Walker has been Executive Vice President, Construction, Distribution and Traffic since February 2004. He was Senior Vice President, Construction, Distribution and Traffic from August 1992 to February 2004. From 1984 to 1992, he was Vice President, Regional Operations—Southeast Region. He joined the Company as Assistant Warehouse manager in July 1983 and opened Costco’s second warehouse in Portland, Oregon as Warehouse Manager in October 1983.

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

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(b)	One report on Form 8-K was filed during the 16-week period ended August 28, 2005. On May 26, 2005, the Company filed a Form 8-K that contained its press release of the financial results of the third quarter of fiscal 2005. Additionally, on October 6, 2005, subsequent to the Company’s fiscal year end, the Company filed a Form 8-K that contained its press release of the financial results of the fourth quarter and fiscal year 2005.

(c)	Financial Statement Schedules—None .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2005

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President and Chief Financial Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ JAMES D. SINEGAL	November 10, 2005
James D. Sinegal
President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	November 10, 2005
Jeffrey H. Brotman
Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	November 10, 2005
Richard D. DiCerchio
Sr. Executive Vice President, Chief Operating Officer Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses and Director

By	/s/ RICHARD A. GALANTI	November 10, 2005
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	November 10, 2005
David S. Petterson
Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	November 10, 2005
Dr. Benjamin S. Carson, Sr., M.D.
Director

By	/s/ SUSAN L. DECKER	November 10, 2005
Susan L. Decker
Director

By	/s/ DANIEL J. EVANS	November 10, 2005
Daniel J. Evans
Director

By	/s/ WILLIAM H. GATES	November 10, 2005
William H. Gates
Director

By	/s/ HAMILTON E. JAMES	November 10, 2005
Hamilton E. James
Director

By	/s/ RICHARD M. LIBENSON	November 10, 2005
Richard M. Libenson
Director

By	/s/ JOHN W. MEISENBACH	November 10, 2005
John W. Meisenbach
Director

By	/s/ CHARLES T. MUNGER	November 10, 2005
Charles T. Munger
Director

By	/s/ JILL S. RUCKELSHAUS	November 10, 2005
Jill S. Ruckelshaus
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 28, 2005 and August 29, 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the 52 weeks ended August 28, 2005, August 29, 2004, and August 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August 28, 2005 and August 29, 2004, and the results of their operations and their cash flows for the 52 weeks ended August 28, 2005, August 29, 2004, and August 31, 2003, in conformity with U.S. generally accepted accounting principles.

Effective February 16, 2004, the Company adopted Emerging Issues Task Force Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Additionally, during the fiscal year ended August 31, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” based on the specific transition guidance.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. Our report refers to the Company’s change in method of accounting for cash consideration received from a vendor to conform to the requirements of Emerging Issues Task Force No. 03-10, effective February 16, 2004 and Issue No. 02-16 effective during the year ended August 31, 2003.

/s/  KPMG LLP

Seattle, Washington

November 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that Costco Wholesale Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of August 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 28, 2005 and August 29 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the 52 weeks ended August 28, 2005, August 29, 2004 and August 31, 2003 and our report dated November 9, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s change in method of accounting for cash consideration received from a vendor to conform to the requirements of Emerging Issues Task Force No. 03-10, effective February 16, 2004 and Issue No. 02-16 effective during the year ended August 31, 2003.

/s/  KPMG LLP

Seattle, Washington

November 9, 2005

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	August 28, 2005	August 29, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,062,585	$2,823,135
Short-term investments	1,397,272	306,747
Receivables, net	399,974	335,175
Merchandise inventories	4,014,699	3,643,585
Other current assets	211,908	160,457

Total current assets	8,086,438	7,269,099

PROPERTY AND EQUIPMENT
Land	2,502,247	2,269,543
Buildings, leaseholds and land improvements	5,622,439	5,164,658
Equipment and fixtures	2,181,740	1,974,995
Construction in progress	180,604	132,180

	10,487,030	9,541,376
Less accumulated depreciation and amortization	(2,696,838)	(2,321,547)

Net property and equipment	7,790,192	7,219,829

OTHER ASSETS	637,012	603,620

	$16,513,642	$15,092,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$54,356	$21,595
Accounts payable	4,213,724	3,600,200
Accrued salaries and benefits	1,025,181	904,209
Accrued sales and other taxes	263,899	223,009
Deferred membership income	500,558	453,881
Current portion long-term debt	3,225	305,594
Other current liabilities	548,031	662,062

Total current liabilities	6,608,974	6,170,550
LONG-TERM DEBT, excluding current portion	710,675	993,746
DEFERRED INCOME TAXES AND OTHER LIABILITIES	254,270	244,176

Total liabilities	7,573,919	7,408,472

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	58,614	59,266

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 472,480,000 and 462,637,000 shares issued and outstanding	2,362	2,313
Additional paid-in capital	2,096,554	1,466,366
Other accumulated comprehensive income	158,039	16,144
Retained earnings	6,624,154	6,139,987

Total stockholders’ equity	8,881,109	7,624,810

	$16,513,642	$15,092,548

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	52 Weeks Ended August 28, 2005	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003
REVENUE
Net sales	$51,862,072	$47,145,712	$41,692,699
Membership fees	1,073,156	961,280	852,853

Total revenue	52,935,228	48,106,992	42,545,552
OPERATING EXPENSES
Merchandise costs	46,346,961	42,092,016	37,235,383
Selling, general and administrative	5,044,341	4,597,877	4,097,398
Preopening expenses	53,230	30,451	36,643
Provision for impaired assets and closing costs, net	16,393	1,000	19,500

Operating income	1,474,303	1,385,648	1,156,628
OTHER INCOME (EXPENSE)
Interest expense	(34,437)	(36,651)	(36,920)
Interest income and other	109,096	51,627	38,525

INCOME BEFORE INCOME TAXES	1,548,962	1,400,624	1,158,233
Provision for income taxes	485,870	518,231	437,233

NET INCOME	$1,063,092	$882,393	$721,000

NET INCOME PER COMMON SHARE:
Basic	$2.24	$1.92	$1.58

Diluted	$2.18	$1.85	$1.53

Shares used in calculation (000’s)
Basic	473,945	459,223	456,335
Diluted	492,035	482,459	479,326
Dividends per share	$0.43	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the 52 weeks ended August 28, 2005, August 29, 2004 and August 31, 2003

(in thousands)

	Common Stock		Additional Paid-In Capital	Other Accumulated Comprehensive Income/(Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE AT SEPTEMBER 1, 2002	455,325	$2,277	$1,220,954	$(157,725)	$4,628,731	$5,694,237
Comprehensive Income
Net Income	—	—	—	—	721,000	721,000
Other accumulated comprehensive income Foreign currency translation adjustment	—	—	—	79,745	—	79,745

Total comprehensive income	—	—	—	79,745	721,000	800,745
Stock options exercised including income tax benefits and other	2,154	10	47,919	—	—	47,929
Stock-based compensation	—	—	12,069	—	—	12,069

BALANCE AT AUGUST 31, 2003	457,479	2,287	1,280,942	(77,980)	5,349,731	6,554,980
Comprehensive Income
Net Income	—	—	—	—	882,393	882,393
Other accumulated comprehensive income Foreign currency translation adjustment and other	—	—	—	94,124	—	94,124

Total comprehensive income	—	—	—	94,124	882,393	976,517
Stock options exercised including income tax benefits and other	5,153	26	148,785	—	—	148,811
Conversion of convertible debentures	5	—	131	—	—	131
Stock-based compensation	—	—	36,508	—	—	36,508
Cash dividends	—	—	—	—	(92,137)	(92,137)

BALANCE AT AUGUST 29, 2004	462,637	2,313	1,466,366	16,144	6,139,987	7,624,810
Comprehensive Income
Net Income	—	—	—	—	1,063,092	1,063,092
Other accumulated comprehensive income Foreign currency translation adjustment and other	—	—	—	141,895	—	141,895

Total comprehensive income	—	—	—	141,895	1,063,092	1,204,987
Stock options exercised including income tax benefits and other	9,138	46	323,545	—	—	323,591
Conversion of convertible debentures	9,910	49	277,554	—	—	277,603
Stock repurchase	(9,205)	(46)	(38,848)	—	(374,358)	(413,252)
Stock-based compensation	—	—	67,937	—	—	67,937
Cash dividends	—	—	—	—	(204,567)	(204,567)

BALANCE AT AUGUST 28, 2005	472,480	$2,362	$2,096,554	$158,039	$6,624,154	$8,881,109

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	52 Weeks Ended August 28, 2005	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,063,092	$882,393	$721,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	477,868	440,721	391,302
Accretion of discount on zero coupon notes	11,855	18,421	17,852
Stock-based compensation	67,937	36,508	12,069
Undistributed equity earnings in joint ventures	(26,459)	(23,517)	(21,612)
Net loss/(gain) on sale of property and equipment and other	5,139	(9,122)	4,907
Provision for impaired assets	3,893	2,592	4,697
Change in deferred income taxes	(64,690)	32,496	68,693
Tax benefit from exercise of stock options	44,946	22,712	12,348
Change in receivables, other current assets, deferred income, accrued and other current liabilities	33,172	740,027	232,167
Increase in merchandise inventories	(315,793)	(256,438)	(162,759)
Increase in accounts payable	482,217	211,990	226,544

Total adjustments	720,085	1,216,390	786,208

Net cash provided by operating activities	1,783,177	2,098,783	1,507,208

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(995,431)	(705,620)	(810,665)
Proceeds from the sale of property and equipment	19,432	55,400	51,829
Investment in unconsolidated joint venture	(15,000)	—	—
Purchase of minority interest	(3,961)	(95,153)	—
Purchases of short-term investments	(3,741,429)	(387,223)	—
Maturities of short-term investments	2,401,248	—	—
Sales of short-term investments	267,640	83,278	—
Decrease/(increase) in other assets and other, net	8,772	837	(31,752)

Net cash used in investing activities	(2,058,729)	(1,048,481)	(790,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(repayments of) short-term borrowings, net	33,433	(31,492)	(58,144)
Net proceeds from issuance of long-term debt	5,660	—	59,424
Repayments of long-term debt	(303,877)	(6,602)	(11,823)
Changes in bank checks outstanding	85,829	212,251	(31,639)
Cash dividend payments	(204,567)	(92,137)	—
Changes in minority interests	(130)	2,805	6,087
Exercise of stock options	278,253	124,744	34,667
Repurchases of common stock	(413,252)	—	—

Net cash (used in)/provided by financing activities	(518,651)	209,569	(1,428)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,653	17,825	24,729

Net (decrease)/increase in cash and cash equivalents	(760,550)	1,277,696	739,921
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,823,135	1,545,439	805,518

CASH AND CASH EQUIVALENTS END OF YEAR	$2,062,585	$2,823,135	$1,545,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (excludes amounts capitalized)	$21,374	$14,648	$20,861
Income taxes	$804,957	$327,368	$320,546

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 28, 2005, Costco operated 460 warehouse clubs: 335 in the United States and three in Puerto Rico; 65 in Canada; 16 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 27 warehouses in Mexico (through a 50%-owned joint venture).

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned, and for which the Company does not control, are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $232,402 at August 28, 2005 and $178,997 at August 29, 2004. The equity in earnings of Costco Mexico is included in interest income and other in the accompanying consolidated statements of income, and for fiscal 2005, 2004 and 2003, was $24,949, $22,208 and $21,400, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $133,231 and $108,282 at August 28, 2005 and August 29, 2004, respectively.

Fiscal Years

The Company reports on a 52/53-week fiscal year basis, which ends on the Sunday nearest August 31st. Fiscal years 2005, 2004 and 2003 were 52-week years.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Of the total cash and cash equivalents of $2,062,585 at August 28, 2005 and $2,823,135 at August 29, 2004, credit and debit card receivables were $521,634 and $441,244, respectively.

Short-term Investments

Short-term investments have a maturity of three months to five years at the date of purchase. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available for sale are recorded at market value using the specific identification method with the unrealized gains and losses reflected in other accumulated comprehensive income or loss until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. Certificates of deposit and $215,525 and $171,179 of corporate notes and bonds at August 28, 2005 and August 29, 2004, respectively, have been designated as “hold to maturity securities” and are recorded at cost. At August 28, 2005 and August 29, 2004, the cost of these securities approximated market value.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Short-term investments at August 28, 2005 and August 29, 2004, were as follows:

	Fiscal 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Certificates of deposit	$43,719	$—	$—	$43,719
U.S. government and agency securities	562,370	25	(4,629)	557,766
Money market mutual funds	49,372	—	—	49,372
Corporate notes and bonds	696,267	66	(2,289)	694,044
Asset and mortgage backed securities	52,782	21	(432)	52,371

Total short-term investments	$1,404,510	$112	$(7,350)	$1,397,272

	Fiscal 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Certificates of deposit	$23,450	$—	$—	$23,450
U.S. government and agency securities	46,060	102	(107)	46,055
Money market mutual funds	1,662	—	—	1,662
Corporate notes and bonds	216,271	95	(149)	216,217
Asset and mortgage backed securities	19,444	34	(115)	19,363

Total short-term investments	$306,887	$231	$(371)	$306,747

Unrealized losses from fixed income securities are primarily attributable to changes in interest rates. Of the unrealized losses of $7,350 and $371 at August 28, 2005 and August 29, 2004, respectively, $222 and $0 have holding periods exceeding twelve months. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of August 28, 2005. The Company currently has the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses.

The estimate of fair value is based on publicly available market information or other estimates determined by management. The maturities of short-term investments at August 28, 2005, were as follows:

	Cost Basis	Estimated Fair Value
Due in one year or less	$736,390	$735,075
Due after one year through five years	648,079	642,249
Due after five years	20,041	19,948

Total	$1,404,510	$1,397,272

Short-term investments include fixed maturity securities.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $1,416 at August 28, 2005 and $1,139 at August 29, 2004. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter if necessary, for the expected annual effect of inflation and these estimates are adjusted to actual results determined at year-end. At August 28, 2005, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. At August 29, 2004, merchandise inventories valued using LIFO exceeded the comparable FIFO value by approximately $13,410 due to the aggregate effects of deflation.

	August 28, 2005	August 29, 2004
Merchandise inventories consist of:
United States (primarily LIFO)	$3,155,462	$2,903,551
Foreign (FIFO)	859,237	740,034

Total	$4,014,699	$3,643,585

The Company provides for estimated inventory losses between physical inventory counts on the basis of a standard percentage of sales. This provision is adjusted periodically to reflect the actual shrinkage results of the physical inventory counts, which generally occur in the second and fourth quarters of the Company’s fiscal year.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over twenty-five to thirty-five years; equipment and fixtures are depreciated over three to ten years; leasehold improvements are amortized over the initial term of the lease or the useful lives of the assets if shorter. The Company capitalizes certain costs related to the acquisition and development of software and amortizes those costs using the straight-line method over their estimated useful lives, which range from three to five years.

Interest costs incurred on property during the construction period are capitalized. The amount of interest costs capitalized was $7,226 in fiscal 2005, $4,155 in fiscal 2004, and $3,272 in fiscal 2003.

Impairment of Long-Lived Assets

The Company periodically evaluates the realizability of long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur, which

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

may indicate the carrying amount of the asset may not be recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s reported net carrying value. The Company recorded pre-tax, non-cash charges of $3,893, $2,592 and $4,697 in fiscal 2005, 2004 and 2003, respectively, reflecting its estimate of impairment relating to real property. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill, net of accumulated amortization, resulting from certain business combinations is included in other assets, and totaled $71,848 at August 28, 2005 and $65,721 at August 29, 2004. The increase in goodwill was primarily due to the Company acquiring the remaining 4% interest in CWC Travel Inc, bringing Costco’s ownership in this entity to 100% in the fourth quarter of fiscal 2005. The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets should no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at August 28, 2005 and August 29, 2004 are $527,920 and $438,025, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at August 28, 2005 and August 29, 2004, was $42,466 and $30,495, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary primarily to hedge U.S. dollar merchandise inventory purchases. The Company monitors its foreign currency exposures to ensure the overall effectiveness of its foreign currency hedge positions. The only other derivative instruments the Company holds are interest rate swaps,

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of August 28, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and an aggregate fair value of $7,688, which is recorded in other assets on the Company’s consolidated balance sheet. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact. As of August 29, 2004, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $600,000 and an aggregate fair value of $25,754. In addition to the Company’s swap on the 5 1/2% Senior Notes noted above, the Company had entered into a swap on its $300,000 7 1/8% Senior Notes effective November 13, 2001, which was designated and qualified as a fair value hedge. The $300,000 7 1/8% Senior Notes matured and were repaid on June 15, 2005. Concurrent to this transaction, the related swap agreement expired.

Equity Investments in Subsidiary and Joint Ventures

On June 30, 2005, the Company acquired the remaining 4% equity interest in CWC Travel Inc for cash of $3,961, bringing Costco’s ownership in this entity to 100%. In conjunction with this purchase the Company recorded goodwill of $3,440. In addition, during fiscal 2005 the Company contributed an additional $15,000 to its investment in Costco Mexico (a 50%-owned joint venture), which did not impact its percentage ownership as the joint venture partner made a like investment. On October 3, 2003, the Company acquired from Carrefour Nederland B.V. its 20% equity interest in Costco Wholesale UK Limited for cash of $95,153, bringing Costco’s ownership in Costco Wholesale UK Limited to 100%. In conjunction with this purchase the Company increased the carrying value of the land and buildings of Costco Wholesale UK Limited by $12,808 and recorded goodwill of $16,719.

Foreign Currency Translations

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other accumulated comprehensive income (loss). Revenue and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses and were not significant in fiscal 2005, 2004, or 2003.

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical returns levels. The allowance for sales returns (sales returns net of merchandise costs) was $8,240 and $5,524 at August 28, 2005 and August 29, 2004, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company evaluates the criteria of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, influence product or service specifications, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts as commissions earned.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a “deferred basis,” whereby membership fee revenue is recognized ratably over the one-year term of the membership. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the fiscal years ended August 28, 2005, August 29, 2004 and August 31, 2003, and the related liability as of those dates were as follows:

	Fiscal Year Ended
	August 28, 2005	August 29, 2004	August 31, 2003
Two-percent reward sales reduction	$319,336	$244,487	$169,612
Two-percent unredeemed reward liability	$229,574	$170,941	$114,681

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

Marketing and Promotional Expenses

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and direct mail marketing programs to existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of income.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Preopening Expenses

Preopening expenses related to new warehouses, major remodels/expansions, new regional offices and other startup operations are expensed as incurred.

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant prior to fiscal 2003, no compensation cost was recognized for these option grants.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended
	August 28, 2005	August 29, 2004	August 31, 2003
Net income, as reported	$1,063,092	$882,393	$721,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	43,344	23,000	7,513
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(63,012)	(58,388)	(70,257)

Pro-forma net income	$1,043,424	$847,005	$658,256

Net Income per share:
Basic—as reported	$2.24	$1.92	$1.58

Basic—pro-forma	$2.20	$1.84	$1.44

Diluted—as reported	$2.18	$1.85	$1.53

Diluted—pro-forma	$2.12	$1.78	$1.40

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature or variable interest rates. Short-term investments classified as available for sale are recorded at market value with unrealized gains or losses reflected

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

in other accumulated comprehensive income or loss. Short-term investments designated as “hold-to-maturity” securities are recorded at cost and approximated market value at August 28, 2005 and August 29, 2004. The fair value of fixed rate debt at August 28, 2005 and August 29, 2004 was $841,399 and $1,581,368, respectively, including the senior debt that the Company entered into “fixed-to-floating” interest rate swap agreements.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s efforts to relocate certain warehouses that were not otherwise impaired to larger and better-located facilities. The provision for fiscal 2005 included charges of $11,619 for warehouse closing expenses and net losses of $881 related to the sale of real property. The fiscal 2004 provision included charges of $16,548 for warehouse closing expenses offset by net gains of $15,548 related to the sale of real property. As of August 28, 2005, the Company’s reserve for warehouse closing costs was $9,556, of which $9,118 related to future lease obligations. This compares to a reserve for warehouse closing costs of $10,367 at August 29, 2004, of which $9,184 related to future lease obligations.

Interest Income and Other

Interest income and other includes:

	Fiscal Year Ended
	August 28, 2005	August 29, 2004	August 31, 2003
Interest income	$81,915	$31,537	$21,200
Earnings of affiliates/minority interest and other	27,181	20,090	17,325

Total	$109,096	$51,627	$38,525

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

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income tax when, despite the belief that its tax positions are fully supportable, there remain certain positions that are not probable of being sustained. The consolidated tax provision and related

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	52 Weeks Ended August 28, 2005	52 Weeks Ended August 29, 2004	52 Weeks Ended August 31, 2003
Net income available to common stockholders used in basic net income per share	$1,063,092	$882,393	$721,000
Interest on convertible bonds, net of tax	7,672	11,607	11,109

Net income available to common stockholders after assumed conversions of dilutive securities	$1,070,764	$894,000	$732,109

Weighted average number of common shares used in basic net income per share (000’s)	473,945	459,223	456,335
Stock options (000’s)	6,000	3,892	3,646
Conversion of convertible bonds (000’s)	12,090	19,344	19,345

Weighted number of common shares and dilutive potential common stock used in diluted net income per share	492,035	482,459	479,326

The diluted share base calculation for fiscal years ended August 28, 2005, August 29, 2004 and August 31, 2003, excludes 12,575,000, 24,748,000 and 33,362,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

Dividends

Costco’s Board of Directors declared four quarterly cash dividends during fiscal year 2005. The first two dividends of $0.10 per share were paid November 26, 2004 and February 25, 2005, to shareholders of record at the close of business on November 5, 2004 and February 8, 2005, respectively. The remaining two dividends of $0.115 per share were paid May 27, 2005 and August 26, 2005 to shareholders of record at the close of business on May 6, 2005 and August 5, 2005, respectively. The Company paid a dividend of $0.10 per share in the third and fourth quarters of fiscal 2004.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. Subject to qualifications stated above, the Company presently expects to pay dividends on a quarterly basis.

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program,

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

the Company could repurchase shares at any time in the open market or in private transactions as market conditions warrant. The repurchased shares would be retired. On October 25, 2004, the Board of Directors renewed the program for another three years. On June 7, 2005 the Company began repurchasing shares on the open market and through August 28, 2005 the Company has repurchased 9,205,100 shares of common stock at an average price of $44.89, totaling approximately $413,252, including commissions.

Subsequent to the Company’s fiscal 2005 year end, on August 29, 2005, the Board of Directors of Costco authorized an additional stock repurchase program of up to $1,000,000. Under the program, which has no expiration date, the Company may repurchase shares at any time in the open market or in private transactions as market conditions warrant. Subsequent to the Company’s fiscal 2005 year end and through October 28, 2005, the Company purchased an additional 2,247,000 shares at an average price of $45.83, fully utilizing the amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plan approved in fiscal 2006 by $16,240.

Significant Non-Cash Transactions

During fiscal 2005, $280,811 in principal amount of the Company’s 3 1/2% Zero Coupon Subordinated Notes was converted by noteholders into 9,910,011 shares of common stock.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in the fourth quarter of fiscal 2005. The adoption of this Interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments”. SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which the Company adopted as of the beginning of its fiscal 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R applies to

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is required to adopt the provisions of SFAS 123R in the first quarter of its fiscal 2006. The Company is in the process of assessing the impact on the Company’s results of operations from the adoption of FAS 123R for its effect on prospective option grants. The adoption of SFAS 123R requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in the Company expensing $13,043 in fiscal 2006 that would previously have been presented in a proforma footnote disclosure. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29”. The provisions of this statement are effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during fiscal 2005. The Company does not believe that the adoption of the guidance of FSP FAS 115-1 and FAS 124-1 will have a significant effect on its future consolidated financial statements.

In November 2003, the EITF reached consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” with respect to determining if consideration received by a reseller from a vendor that is reimbursed by the vendor for honoring the vendor’s sale incentives offered directly to consumers should be recorded as a reduction in sales. These rules apply to transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore, apply to such transactions starting with the Company’s fiscal third quarter of 2004, which began February 16, 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net income, but did result in a reduction of both net sales and merchandise costs by an equal amount. Had the Company’s first half of fiscal 2004 and all of fiscal 2003 been reported under EITF 03-10 guidance, the sales and cost of sales would have been reduced by approximately $186,900 and $282,300, respectively.

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

Note 2—Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $1,204,987 for fiscal 2005, $976,517 for fiscal 2004 and $800,745 for fiscal 2003. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are the primary components applied to net income to calculate the Company’s comprehensive income and totaled $146,273 and ($4,378), respectively, for fiscal 2005, $94,264 and ($140), respectively, for fiscal 2004, and $79,745 and $0, respectively, for fiscal 2003.

Note 3—Debt

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

The Company has a $500,000 commercial paper program supported by a $150,000 bank credit facility ($300,000 at August 29, 2004) with a group of nine banks, which expires on November 15, 2005, and is not expected to be renewed. At August 28, 2005 and August 29, 2004, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. Applicable interest rates on the credit facility at August 28, 2005 and August 29, 2004, were 3.92% and 1.90%, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

A wholly-owned Canadian subsidiary has a $167,000 commercial paper program ($152,000 at August 29, 2004) supported by a $50,000 bank credit facility ($46,000 at August 29, 2004) with a Canadian bank, which is guaranteed by the Company and expires in March 2006. At August 28, 2005 and August 29, 2004, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at August 28, 2005 and August 29, 2004, were 4.25% and 3.75%, respectively. At August 28, 2005, standby letters of credit totaling $23,000 issued under the bank credit facility left $27,000 available for commercial paper support. At August 29, 2004, standby letters of credit totaling $21,000 issued under the bank credit facility left $25,000 available for commercial paper support.

The Company has agreed to limit the combined amount outstanding under the U.S. and Canadian commercial paper programs to the combined amounts of the supporting bank credit facilities, which are $177,000 at August 28, 2005, decreasing to $27,000 on November 15, 2005. At August 29, 2004, the combined amount of supporting bank credit facilities was $325,000.

The Company’s wholly-owned Japanese subsidiary has a short-term $13,694 bank line of credit that expires in February 2006. At August 28, 2005 and August 29, 2004, $5,477 and $0, respectively, were borrowed under the line of credit, and $3,652 and $2,576, respectively, were used to support standby letters of credit. A second $13,694 bank line of credit was entered into in February 2005 that expires in February 2006. At August 28, 2005, $9,129 was borrowed under the second facility; this bank line was not in place at August 29, 2004. Applicable interest rates on the credit facilities at both August 28, 2005 and August 29, 2004, were .84%.

The Company’s Korean subsidiary has a short-term $11,665 bank line of credit, which expires in January 2006. At August 28, 2005 and August 29, 2004, no amounts were borrowed under the line of credit and $1,668 and $0, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at August 28, 2005 and August 29, 2004, were 4.51% and 4.52%, respectively.

The Company’s Taiwan subsidiary has a $7,439 bank revolving credit facility that expires in January 2006. At August 28, 2005 and August 29, 2004, no amounts were borrowed under the credit facility and $2,495 and $1,165, respectively, were used to support standby letters of credit. A second $15,499 bank revolving credit facility is in place, which expires in July 2006. At August 28, 2005 and August 29, 2004, no amounts were borrowed under the second credit facility and $790 and $738, respectively were used to support standby letters of credit. Applicable interest rates on the credit facilities at August 28, 2005 and August 29, 2004, were 3.75% and 3.50%, respectively.

The Company’s wholly-owned United Kingdom subsidiary has a $108,408 bank revolving credit facility expiring in February 2007 and a $63,238 bank overdraft facility renewable on a yearly basis in March 2006. At August 28, 2005, $39,750 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility. At August 29, 2004, $21,595 was outstanding under the revolving credit facility with an applicable interest rate of 5.285% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling approximately $401,933. The outstanding commitments under these facilities at August 28, 2005 and August 29, 2004, totaled approximately $131,169 and $166,800, respectively, including approximately $64,532 and $52,900, respectively, in standby letters of credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

Short-Term Borrowings

The weighted average borrowings, maximum borrowings and weighted average interest rate under all short-term borrowing arrangements were as follows for fiscal 2005 and 2004:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended August 28, 2005
Bank borrowings:
Canadian	$12,841	$338	4.24%
United Kingdom	41,576	20,394	5.22
Japan	14,606	8,702	0.84
Fiscal year ended August 29, 2004
Bank borrowings:
Canadian	$53,826	$3,005	2.73%
United Kingdom	48,232	21,994	4.40

Long-term Debt

Long-term debt at August 28, 2005 and August 29, 2004 consisted of the following:

	2005	2004
7 1/8% Senior Notes due June 2005	$—	$304,350
5 1/2% Senior Notes due March 2007	307,688	321,404
2.070% Promissory notes due October 2007	31,952	32,004
1.187% Promissory notes due July 2008	27,387	27,432
0.88% Promissory notes due November 2009	27,387	27,432
0.92% Promissory notes due April 2010	36,516	36,576
3 1/2% Zero Coupon convertible subordinated notes due August 2017	274,071	543,025
Capital lease obligations and other	8,899	7,117

	713,900	1,299,340
Less current portion	3,225	305,594

Total long-term debt	$710,675	$993,746

In June 1995, the Company issued $300,000 of 7 1/8% Senior Notes due June 15, 2005. Interest on the notes was payable semiannually on June 15 and December 15. The indentures contained certain limitations on the Company’s and certain subsidiaries’ ability to create liens securing indebtedness and to enter into certain sale-leaseback transactions. In November 2001, the Company entered into “fixed-to-floating” interest rate swap agreements that replaced the fixed interest rate with a floating rate indexed to LIBOR. The Company’s 7 1/8% Senior Notes matured and were repaid on June 15, 2005 from its cash and cash equivalents balance. The interest rate swap agreement on the 7 1/8% Senior Notes also expired upon repayment of the underlying notes.

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due March 15, 2007. Interest is payable semi-annually on March 15 and September 15. Simultaneous with the issuance of the 5 1/2% Senior Notes, the Company entered into interest rate swap agreements converting the interest to a floating rate indexed to LIBOR. As of August 28, 2005, the Company was in compliance with all restrictive covenants.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of $31,952, through a private placement. Interest is payable annually and principal is due on October 23, 2007.

In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of $27,387, through a private placement. Interest is payable semi-annually and principal is due on July 9, 2008.

In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $27,387, through a private placement. Interest is payable semi-annually and principal is due on November 7, 2009.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of $36,516, through a private placement. Interest is payable semi-annually and principal is due on April 26, 2010.

The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

On August 19, 1997, the Company completed the sale of $900,000 principal amount at maturity Zero Coupon Subordinated Notes (the “Notes”) due August 19, 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The current Notes outstanding are convertible into a maximum of 9,430,147 shares of Costco Common Stock shares at an initial conversion price of $22.00. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) on August 19, 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time on or after August 19, 2002. As of August 28, 2005, $329,163 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $280,811 in principal was converted in fiscal 2005.

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

At August 28, 2005, the fair value of the 5 1/2% Senior Notes, based on market quotes, was approximately $303,150. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at August 28, 2005, based on market quotes, was approximately $405,072. The fair value of other long-term debt approximates carrying value.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2006	$3,225
2007	309,068
2008	60,264
2009	950
2010	64,381
Thereafter	276,012

Total	$713,900

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 4—Leases

The Company leases land and/or warehouse buildings at 102 of the 433 warehouses open at August 28, 2005, and certain other office and distribution facilities under operating leases with remaining terms ranging from 1 to 42 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. The Company accounts for its leases with step-rent provisions on a straight-line basis over the original term of the lease.

Additionally, the Company leases certain equipment and fixtures under short-term operating leases that permit the Company to either renew for a series of one-year terms or to purchase the equipment at the then fair market value.

Aggregate rental expense for fiscal 2005, 2004 and 2003 was $131,690, $113,681 and $103,134, respectively. The amount for 2005 excludes $15,999 in rent expense associated with the correction made in the second quarter of fiscal 2005 to the Company’s method of accounting for ground leases that did not require rental payments during the period of construction. Future minimum payments, net of sub-lease income of $168,742 for all years combined, during the next five fiscal years and thereafter under non-cancelable leases with terms of at least one year, at August 28, 2005, were as follows:

2006	$114,682
2007	111,638
2008	107,764
2009	100,332
2010	88,856
Thereafter	1,038,995

Total minimum payments	$1,562,267

Note 5—Stock Options

The Company’s 1993 Combined Stock Grant and Stock Option Plan (the “1993 plan”) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002 the 2002 Stock Incentive Plan (the “2002 plan”) was adopted following shareholder approval. The 2002 plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 plan replaces the 1993 plan and the 1993 plan has been amended to provide that no more options or stock grants may be issued under such plan. Any shares under the 1993 plan that remain available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) will be added to the number of shares available for grant under the 2002 plan. The 2002 plan authorizes the Company to grant stock options to eligible employees, directors and consultants. During fiscal 2005 the 2002 plan was amended and is now referred to as the Amended and Restated 2002 Stock Incentive Plan following shareholder approval. The Amended and Restated 2002 plan authorized the issuance of an additional 10 million shares for option grants and authorized the award of stock bonuses or stock units in addition to stock option grants currently authorized. The number of shares issued as stock bonuses or stock units is limited to one-third of those available for option grants. Options granted under these plans have a ten-year term and generally have a vesting period of five years. At August 28, 2005, options for approximately 26.0 million shares were vested and 11.5 million shares were available for future grants under the plan.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stock Options (Continued)

In fiscal 2005, 2004 and 2003 the Company recognized stock compensation costs of $67,937, $36,508 and $12,069, respectively. The effects of applying SFAS No. 123 were substantially less in fiscal 2003 than the effects on net income and earnings per share in both fiscal 2005 and 2004 and expected in future periods because this was the initial year of adoption. Fiscal 2005 and 2004 reflects compensation expense from options granted in that year, as well as continuing recognition of expense associated with options issued in prior years as they vest. Shares granted in fiscal 2005, 2004 and 2003 totaled 10,573,953, 7,780,924 and 8,479,550 shares, respectively, with the majority of these shares being granted in the middle of the fiscal third quarter for each fiscal year.

Total stock compensation costs on a pre-tax basis that would have been recorded had SFAS No. 123 been adopted as of its initial effective date would have totaled $98,765, $92,679 and $112,863 in fiscal 2005, 2004 and 2003, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk free interest rate	4.28%	3.38%	3.30%
Expected life	6.6 years	6.2 years	6.0 years
Expected volatility	38%	44%	46%
Expected dividend yield	1.11%	1.04%	0%

Stock option transactions relating to the aggregate of the 1993 and 2002 plans are summarized below (shares in thousands):

	2005		2004		2003
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Outstanding at beginning of fiscal year	50,534	$33.45	48,790	$31.93	42,961	$31.49
Granted(2)	10,574	44.07	7,781	37.19	8,480	30.47
Exercised	(9,138)	30.44	(5,153)	24.23	(2,154)	16.13
Cancelled	(685)	36.44	(884)	36.27	(497)	37.14

Outstanding at end of fiscal year	51,285	$36.14	50,534	$33.45	48,790	$31.93

(1)	Weighted-average exercise price/grant price.

(2)	The weighted-average fair value based on the Black-Scholes model of options granted during fiscal 2005, 2004 and 2003, were $18.01, $16.01 and $14.84, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stock Options (Continued)

The following table summarizes information regarding stock options outstanding at August 28, 2005 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Remaining Contractual Life(1)	Price(1)	Number	Price(1)
$7.63–$34.28	18,376	5.30	$27.93	11,592	$25.83
$36.00–$43.00	21,551	6.17	38.78	13,405	39.39
$43.79–$52.50	11,358	9.12	44.39	990	47.67

	51,285	6.51	$36.14	25,987	$33.66

(1)	Weighted-average.

At August 29, 2004 and August 31, 2003, there were 27,513 and 25,147 options exercisable at weighted average exercise prices of $31.84 and $29.02, respectively.

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

California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. For all the California union employees, the Company sponsored 401(k) plan currently allows pre-tax deferral against which the Company matches 50% of the first five hundred dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on hours worked and years of service. The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary. The Company complies with government requirements related to retirement benefits for other international operations and accrues expenses based on a percentage of each employee’s salary as appropriate.

Amounts expensed under these plans were $191,651, $169,664 and $149,392 for fiscal 2005, 2004 and 2003, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations under SFAS No. 106 “Employer’s Accounting for Post-retirement Benefits Other than Pensions.”

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Income Taxes

Income before income taxes are comprised of the following:

	2005	2004	2003
Domestic (including Puerto Rico)	$1,225,741	$1,194,548	$1,024,045
Foreign	323,221	206,076	134,188

Total	$1,548,962	$1,400,624	$1,158,233

The provisions for income taxes for fiscal 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Federal:
Current	$306,527	$238,136	$284,828
Deferred	(48,070)	116,390	35,150

Total federal	258,457	354,526	319,978

State:
Current	75,063	49,852	56,886
Deferred	(14,699)	20,479	(470)

Total state	60,364	70,331	56,416

Foreign:
Current	123,969	171,006	9,634
Deferred	(1,866)	(100,344)	38,857

Total foreign	122,103	70,662	48,491

Tax benefits allocated to contributed capital	44,946	22,712	12,348

Total provision for income taxes	$485,870	$518,231	$437,233

Reconciliation between the statutory tax rate and the effective rate for fiscal 2005, 2004 and 2003 is as follows:

	2005		2004		2003
Federal taxes at statutory rate	$542,137	35.00%	$490,218	35.00%	$405,382	35.00%
State taxes, net	39,193	2.53	48,157	3.44	37,875	3.27
Foreign taxes, net	(15,506)	(1.00)	(5,729)	(0.41)	(396)	(0.03)
Transfer pricing settlement	(54,155)	(3.50)	—	0.00	—	0.00
Tax benefit on unremitted earnings	(30,602)	(1.98)	—	0.00	—	0.00
Translation gain on unremitted earnings	10,010	0.65	—	0.00	—	0.00
Other	(5,207)	(0.33)	(14,415)	(1.03)	(5,628)	(0.49)

	$485,870	31.37%	$518,231	37.00%	$437,233	37.75%

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Income Taxes (Continued)

The components of the deferred tax assets and liabilities are as follows:

	August 28, 2005	August 29, 2004
Stock Options	$30,480	$14,483
Deferred income/membership fees	36,594	29,432
Excess foreign tax credits	30,602	—
Accrued liabilities and reserves	266,337	208,409
Other	3,880	16,296

Total deferred tax assets	367,893	268,620

Property and equipment	273,794	271,798
Merchandise inventories	91,407	73,913
Translation gain	16,047	—

Total deferred tax liabilities	381,248	345,711

Net deferred tax liabilities	$(13,355)	$(77,091)

The deferred tax accounts at August 28, 2005 and August 29, 2004 include current deferred income tax assets of $159,197 and $116,291, respectively, included in other current assets; non-current deferred income tax assets of $7,962 and $6,755, respectively, included in other assets; and non-current deferred income tax liabilities of $180,514 and $200,137, respectively, included in deferred income taxes and other liabilities.

The effective income tax rate on earnings was 31.4% in fiscal 2005, 37% in fiscal 2004, and 37.8% in fiscal 2003. The decrease in the effective income tax rate in fiscal 2005 from fiscal 2004 is primarily attributable to a $54,155 income tax benefit resulting from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and a net tax benefit on unremitted foreign earnings of $20,592. The Company recognized a tax benefit of $30,602, resulting from excess foreign tax credits on unremitted foreign earnings and recognized a tax expense of $10,010, resulting from tax expense on translation gains accumulated to the date that the Company determined that certain unremitted foreign earnings were no longer permanently reinvested. The net benefit of $20,592 relates to that portion of unremitted foreign earnings that the Company plans to repatriate in the foreseeable future. Excluding these benefits the effective income tax rate on earnings in fiscal 2005 was 36.2%.

For the fourth quarter of fiscal 2005 and 2004, the effective tax rate was 28.9% and 37.0%, respectively. The decrease in the fourth quarter tax rate for fiscal 2005 is primarily attributable to a net tax benefit of $20,592, as noted above, and a tax benefit of $13,895 primarily associated with lower state taxes. The state tax benefit recorded in the fourth quarter was primarily due to a reduction in the estimated effective state tax rate utilized in the first through third quarters of fiscal 2005. Excluding the benefit of these two items, the fourth quarter tax rate for fiscal 2005 would be 35.8%.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of non-U.S. affiliates aggregating $865,579 and $857,963 at August 28, 2005, and August 29, 2004, respectively, as such earnings are deemed permanently reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not deemed to be permanently reinvested.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and the United Kingdom and through majority owned subsidiaries in Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility. The investment in the Mexico joint venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended August 28, 2005
Total revenue	$43,051,603	$6,728,156	$3,155,469	$52,935,228
Operating income	1,167,736	241,503	65,064	1,474,303
Depreciation and amortization	387,148	48,992	41,728	477,868
Capital expenditures	733,718	139,735	121,978	995,431
Long lived assets	6,170,553	833,637	786,002	7,790,192
Total assets	13,051,374	2,034,420	1,427,848	16,513,642
Net assets	6,796,523	1,192,121	892,465	8,881,109

Year Ended August 29, 2004
Total revenue	$39,427,622	$6,042,804	$2,636,566	$48,106,992
Operating income	1,121,122	214,518	50,008	1,385,648
Depreciation and amortization	364,432	40,220	36,069	440,721
Capital expenditures	560,387	89,748	55,485	705,620
Long lived assets	5,853,103	675,871	690,855	7,219,829
Total assets	12,107,613	1,717,962	1,266,973	15,092,548
Net assets	5,888,495	928,937	807,378	7,624,810

Year Ended August 31, 2003
Total revenue	$35,119,039	$5,237,023	$2,189,490	$42,545,552
Operating income	927,590	199,043	29,995	1,156,628
Depreciation and amortization	323,850	33,732	33,720	391,302
Capital expenditures	698,713	68,432	43,520	810,665
Long lived assets	5,705,675	612,647	641,686	6,960,008
Total assets	10,522,260	1,579,972	1,089,456	13,191,688
Net assets	5,141,056	783,521	630,403	6,554,980

The accounting policies of the segments are the same as those described in Note 1. All inter-segment total revenue and expenses are immaterial and have been eliminated in computing total revenue and operating income.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for fiscal 2005 and 2004.

	52 Weeks Ended August 28, 2005
	First Quarter 12 Weeks	Second Quarter 12 Weeks		Third Quarter 12 Weeks	Fourth Quarter 16 Weeks		Total 52 Weeks
REVENUE
Net sales	$11,339,944	$12,412,578		$11,747,113	$16,362,437		$51,862,072
Membership fees	238,059	245,499		249,787	339,811		1,073,156

Total revenue	11,578,003	12,658,077		11,996,900	16,702,248		52,935,228
OPERATING EXPENSES
Merchandise costs	10,132,487	11,056,064		10,503,661	14,654,749		46,346,961
Selling, general and administrative	1,131,686	1,185,122		1,164,625	1,562,908		5,044,341
Preopening expenses	10,385	22,996	(a)	9,475	10,374		53,230
Provision for impaired assets and closing costs, net	2,800	4,000		3,000	6,593		16,393

Operating income	300,645	389,895		316,139	467,624		1,474,303
OTHER INCOME (EXPENSE)
Interest expense	(9,642)	(8,980)		(8,476)	(7,339)		(34,437)
Interest income and other	15,590	24,779		30,159	38,568		109,096

INCOME BEFORE INCOME TAXES	306,593	405,694		337,822	498,853		1,548,962
Provision for income taxes	113,440	100,242	(b)	128,034	144,154	(c)	485,870

NET INCOME	$193,153	$305,452		$209,788	$354,699		$1,063,092

NET INCOME PER COMMON SHARE:
Basic	$0.41	$0.64		$0.44	$0.74		$2.24

Diluted	$0.40	$0.62		$0.43	$0.73		$2.18

Shares used in calculation (000’s)
Basic	465,869	474,221		478,248	476,636		473,945
Diluted	489,284	493,700		493,282	491,392		492,035
Dividends per share	$0.100	$0.100		$0.115	$0.115		$0.430

(a)	Includes a cumulative pre-tax, non-cash charge of $15,999 (approximately $.02 per diluted share) related to a correction of the Company’s method of accounting for ground leases (entered into over the past twenty years) that did not require rental payments during the period of construction.

(b)	Includes a $52,064 (approximately $.11 per diluted share) income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). An additional benefit of $2,091 was booked in the fourth quarter bringing the cumulative benefit to $54,155.

(c)	Includes a $20,592 (approximately $.04 per diluted share) net tax benefit with respect to unremitted earnings and a tax benefit of $13,895 associated with lower state tax rates.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Quarterly Financial Data (Unaudited) (Continued)

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

Note 11—Subsequent Event

Subsequent to year end the Company experienced some business interruption in its Florida locations due to hurricane damage. Warehouses sustained only minor structural damage, although due to electrical outages, perishable merchandise was lost and warehouse closures ranged from one to ten days. Overall, the Company expects to incur losses in the range of $7,000 to $10,000 net of insurance recoveries.

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
10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (5)
10.1.2	Amendments to Stock Option Plan, 1995 (6)
10.1.3	Amendments to Stock Option Plan, 1997 (7)
10.1.4	Amendments to Stock Option Plan, 2000 (4)
10.1.5	Amendments to Stock Option Plan, 2002 (8)
10.1.6	Costco Wholesale Corporation 2002 Stock Incentive Plan (8)
10.1.7	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation (13)
10.2	Form of Indemnification Agreement (9)
10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995 (10)
10.5.3	A $250 million Short-Term Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks, dated November 15, 2000 (11)
10.5.4	A $250 million Extended Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks dated November 15, 2000 (11)
10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation
10.7	Revolving Credit Agreement between Costco Wholesale Canada Ltd and Royal Bank of Canada, dated March 24, 2003 (12)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended August 28, 1994

(2)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

(3)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

(4)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

(5)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

(6)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

(7)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

(8)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

(9)	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

(10)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996.

(11)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 2, 2001.

(12)	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 11, 2003.

(13)	Incorporated by reference to the exhibits filed as part of the Registration Statement filed by Costco Wholesale Corporation on Form S-8 (File No. 333-129172) dated October 21, 2005.