Form 10-Q
period 2005-11-20
COSTCO WHOLESALE CORP /NEW
filed 2005-12-21
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 20, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).     YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of December 9, 2005 was 473,157,648.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Costco Wholesale Corporation’s (“Costco” or the “Company”) unaudited condensed consolidated balance sheets as of November 20, 2005, and August 28, 2005, and the unaudited condensed consolidated statements of income and cash flows for the 12-weeks ended November 20, 2005 and November 21, 2004 are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of November 20, 2005, and for the 12-week periods ended November 20, 2005 and November 21, 2004, performed by KPMG LLP, independent registered public accountants.

The Company reports on a 52/53-week fiscal year, consisting of 13 four-week periods and ending on the Sunday nearest the end of August. Fiscal 2006 is a 53-week year with period 13 ending on September 3, 2006, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 17 weeks. Fiscal 2005 was a 52-week year that ended on August 28, 2005, with the first, second and third quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share)

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

This management discussion should be read in conjunction with the management discussion included in the Company’s fiscal 2005 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

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

Key items for the first quarter of fiscal 2006 included:

•	Net sales increased 11.7% over the prior year, driven by an increase in comparable sales of 9% and the opening of 20 new warehouses since the end of the first quarter of fiscal year 2005;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Membership fees increased 10.3%, representing primarily new member sign-ups at new warehouses opened since the end of the first quarter of fiscal 2005, increased penetration of the Company’s Executive Membership Program and continued strong renewal rates;

•	Gross margin (net sales less merchandise costs) as a percent of net sales declined 11 basis points over the prior year’s first quarter. This resulted from a slight decrease in the Company’s core merchandise margins and changes in the sales mix, with higher sales penetration of lower margin departments. Gross margins year-over-year increased in certain ancillary businesses, notably gasoline. Increased penetration of the Executive Membership Program created a detriment of nine basis points;

•	Selling, general and administrative expenses as a percent of net sales improved five basis points over the prior year’s first quarter, largely due to increased expense leverage of warehouse payroll and a lower rate of increases in workers’ compensation costs;

•	Net income for the first quarter of fiscal 2006 increased 11.7% to $215,818, or $0.45 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.115 per share; and

•	The Board of Directors authorized the repurchase of an additional $1 billion of Costco common stock, and the Company reacquired 4,352,000 shares expending approximately $206,710.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales
	Twelve Weeks Ended		Percentage Increase/(Decrease) (of dollar amounts)
	November 20, 2005	November 21, 2004	Twelve Weeks
Net sales	100.00%	100.00%	11.7%
Membership fees	2.07	2.10	10.3
Gross margin (a)	10.54	10.65	10.5
Selling, general and administrative	9.93	9.98	11.2
Preopening expenses	0.10	0.09	19.2
Provision for impaired assets and closing costs, net	0.01	0.03	(56.8)

Operating income	2.57	2.65	8.3

Interest expense	(0.03)	(0.09)	(61.4)
Interest income and other	0.20	0.14	63.8

Income before income taxes	2.74	2.70	13.3
Provision for income taxes	1.04	1.00	15.9

Net Income	1.70%	1.70%	11.7%

(a)	Defined as net sales less merchandise costs

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the 12 Weeks Ended November 20, 2005 and November 21, 2004 (dollars in thousands, except earnings per share)

Net Income

Net income for the first quarter of fiscal 2006 increased 11.7% to $215,818, or $0.45 per diluted share, from $193,153, or $.40 per diluted share, in the first quarter of fiscal 2005.

Net Sales

Net sales increased 11.7% to $12,664,799 during the first quarter of fiscal 2006, from $11,339,944 during the first quarter of fiscal 2005. This increase was due to an increase in comparable warehouse sales, that is sales in warehouses open for at least one year, which increased approximately 9%, and to the opening of 20 new warehouses since the end of the first quarter of fiscal 2005.

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the total sales increase, and gasoline sales contributed to the total sales increases by approximately 242 basis points for the first quarter, with approximately 82% of this change related to the change in price. In addition, translation of foreign sales into U.S. dollars contributed to the increase in comparable sales due to stronger foreign currencies, accounting for an increase in comparable sales of approximately 79 basis points.

Membership Fees

Membership fees increased 10.3% to $262,554, or 2.07% of net sales, in the first quarter of fiscal 2006 from $238,059, or 2.10% of net sales, in the first quarter of fiscal 2005. The increase in membership fee income reflected new membership sign-ups, both at new warehouses opened since the end of the first quarter of fiscal 2005 and at existing warehouses, increased penetration of the Company’s Executive Membership Two-Percent Reward Program and good overall member renewal rates (currently 86%) consistent with recent years’ renewal rates.

Gross Margin

Gross margin was $1,334,628, or 10.54% of net sales, in the first quarter of fiscal 2006, compared to $1,207,457, or 10.65% of net sales, in the first quarter of fiscal 2005. The 11 basis point decrease in gross margin as a percentage of net sales reflected a decrease of 2 basis points in gross margin due to a slight decrease in the Company’s core merchandise margins and to changes in the sales mix, with higher sales penetration of lower margin departments. Softline margins reflected the largest declines, which were partially offset by the positive impact on margins from gasoline operations. Additionally, the gross margin percentage was reduced by nine basis points due to the increased penetration of the Executive Membership program, reflecting increased spending by executive members and the resulting increases in the related costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased 11.2% to $1,258,099, or 9.93% of net sales, during the first quarter of fiscal 2006 from $1,131,686, or 9.98% of net sales, during the first quarter of fiscal 2005.

For the first quarter of fiscal 2006, warehouse and central operating costs positively impacted SG&A comparisons as a percent of net sales, quarter-over-quarter, by approximately 11 basis points, primarily due to increased expense leverage of warehouse payroll, which was positively impacted by higher gasoline sales, and a lower rate of increase in workers’ compensation costs. This decrease was partially offset by an increase in stock-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

based compensation costs of approximately six basis points. Costs related to property damage due to Florida hurricanes did not impact year-over-year comparisons as hurricane losses totaled $7,582 and $6,359 in the first quarter of fiscal 2006 and 2005, respectively.

Preopening Expenses

Preopening expenses totaled $12,377, or .10% of net sales, during the first quarter of fiscal 2006 compared to $10,385, or .09% of net sales, during the first quarter of fiscal 2005. Nine warehouses were opened (including one relocation) in the first quarter of fiscal 2006 compared to seven warehouses opened (including three relocations) during the first quarter of fiscal 2005. Preopening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

Provision for Impaired Assets and Closing Costs, Net

The provision for impaired assets and closing costs was $1,211 in the first quarter of fiscal 2006 compared to $2,800 in the first quarter of fiscal 2005. Both fiscal 2006 and 2005 provisions include future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property.

Interest Expense

Interest expense totaled $3,724 in the first quarter of fiscal 2006 compared to $9,642 in the first quarter of fiscal 2005. Interest expense primarily includes interest on the 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and balances outstanding under the Company’s bank credit facilities and promissory notes in fiscal 2006. The decrease was primarily caused by the repayment of the Company’s 7 1/8% Senior Notes on June 15, 2005, resulting in no interest expense in fiscal 2006 comparable with the expense incurred in the first quarter of fiscal 2005. In addition, interest expense decreased on the Company’s 3 1/2% Zero Coupon Notes as note holders converted approximately $280,811 in principal amount of the Notes into common stock during fiscal 2005 and converted approximately $153,893 in principal amount of Notes in the first quarter of fiscal 2006. The overall decrease in interest expense for the first quarter of fiscal 2006 was partially offset by the increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002.

Interest Income and Other

Interest income and other totaled $25,540 in the first quarter of fiscal 2006 compared to $15,590 in the first quarter of fiscal 2005. This increase primarily reflects increased interest income resulting from higher interest rates earned on cash and cash equivalent balances and short-term investments on hand throughout the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Provision for Income Taxes

The effective income tax rate on earnings in the first quarter of fiscal 2006 was 37.9% and was 37.0% in the first quarter of 2005.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The Company’s primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3,289,478 and $3,226,439 at November 20, 2005 and November 21, 2004, respectively. Of the $3,289,478 balance, approximately $602,308 represented debit and credit card receivables primarily related to weekend sales immediately prior to the quarter-end close.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by operating activities totaled $137,570 in the first quarter of fiscal 2006 compared to $44,534 in the first quarter of fiscal 2005, an increase of $93,036. Higher net income and a positive impact from the change in operating assets and liabilities quarter-over-quarter increased cash flow from operating activities by $231,809, primarily relating to the timing in the payment of income taxes in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This increase was offset by decreases in cash flow from an increase in net merchandise inventories (merchandise inventory less accounts payable) of $142,674 in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

A significant component of net cash used in investing activities continues to be the purchase of property and equipment related to the Company’s warehouse expansion and remodel projects. Net cash used in investing activities totaled $154,188 in the first quarter of 2006 compared to $237,484 in the first quarter of fiscal 2005, a decrease of $83,296. The decrease in investing activities primarily relates to a decrease in the net investment in short-term investments of $140,126 offset by an increase in additions to property and equipment of $61,440.

Net cash used in financing activities totaled $31,921 in the first quarter of 2006 compared to $221,545 provided by financing activities in the first quarter of fiscal 2005. The decrease of $253,466 primarily resulted from the repurchase of common stock in the first quarter of fiscal 2006 which used $183,781 of cash; and a decrease in cash provided from the exercise of stock options of $53,771 quarter-over-quarter.

Dividends

On November 4, 2005, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.115 per share payable to shareholders of record on November 18, 2005, payable on December 2, 2005. At the end of the Company’s first quarter of fiscal 2006 and 2005, a dividends payable (current liability) of $54,720 and $47,095, respectively, was established.

Expansion Plans

Costco’s primary requirement for new capital is to finance land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements, for both domestic and international expansion.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $1,100,000 to $1,250,000 during fiscal 2006 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential ventures. Through the end of the first quarter of fiscal 2006, the Company had incurred expenditures of approximately $272,568. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, and other financing sources as required. Expansion plans during the remainder of fiscal 2006 are to open an additional 18 to 20 new warehouse clubs.

Bank Credit Facilities and Commercial Paper

On November 15, 2005, upon the expiration of the Company’s $150,000 bank credit facility with a group of nine banks, the Company terminated its $500,000 commercial paper program. At August 28 2005, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. The applicable interest rate on the credit facility at August 28, 2005, was 3.92%.

A wholly-owned Canadian subsidiary has a $168,000 commercial paper program ($167,000 at August 28, 2005) supported by a $50,400 bank credit facility ($50,000 at August 28, 2005) with a Canadian bank, which is

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

guaranteed by the Company and expires in March 2006. At November 20, 2005 and August 28, 2005, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at November 20, 2005 and August 28, 2005, were 4.75% and 4.25%, respectively. At November 20, 2005, standby letters of credit totaling $22,900 issued under the bank credit facility left $27,500 available for commercial paper support. At August 28, 2005, standby letters of credit totaling $23,000 issued under the bank credit facility left $27,000 available for commercial paper support.

The Company’s wholly-owned Japanese subsidiary has a short-term $12,614 bank line of credit that expires in February 2006, and is expected to be renewed. At November 20, 2005 and August 28, 2005, $1,682 and $5,477, respectively, were borrowed under the line of credit, and $3,364 and $3,652, respectively, were used to support standby letters of credit. A second $12,614 bank line of credit was entered into in February 2005 that expires in February 2006. At November 20, 2005 and August 28, 2005, $8,409 and $9,129, respectively, were borrowed under the second facility. Applicable interest rates on both the credit facilities at November 20, 2005 and August 28, 2005, were .66% and .84%, respectively.

The Company’s Korean subsidiary has a short-term $11,572 bank line of credit, which expires in February 2006, and is expected to be renewed. At November 20, 2005 and August 28, 2005, no amounts were borrowed under the line of credit and $1,844 and $1,668, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at November 20, 2005 and August 28, 2005, were 4.90% and 4.51%, respectively.

The Company’s Taiwan subsidiary has a $7,145 bank revolving credit facility that expires in January 2006, and is expected to be renewed. At November 20, 2005 and August 28, 2005, no amounts were borrowed under the credit facility and $1,890 and $2,495, respectively, were used to support standby letters of credit. A second $14,885 bank revolving credit facility is in place, which expires in July 2006. At November 20, 2005 and August 28, 2005, no amounts were borrowed under the second credit facility and $1,295 and $790, respectively, were used to support standby letters of credit. Applicable interest rates on both credit facilities at November 20, 2005 and August 28, 2005, were 3.80% and 3.75%, respectively.

The Company’s wholly-owned United Kingdom subsidiary has a $103,242 bank revolving credit facility expiring in February 2007 and a $60,225 bank overdraft facility renewable on a yearly basis in March 2006. At November 20, 2005, $51,621 was outstanding under the revolving credit facility with an applicable interest rate of 5.00% and no amounts were outstanding under the bank overdraft facility. At August 28, 2005, $39,750 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling $399,797. The outstanding commitments under these facilities at November 20, 2005 and August 28, 2005 totaled $74,608 and $131,169, respectively, including $66,010 and $64,532, respectively, in standby letters of credit.

Financing Activities

During the first quarter of fiscal 2006, $153,893 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 5,259,081 shares of common stock.

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. On

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

October 25, 2004, the Board of Directors renewed the program for another three years. Through the end of fiscal 2005 the Company had repurchased 9,205,100 shares of common stock under this program, at an average price of $44.89, totaling approximately $413,252, including commissions.

On August 29, 2005, the Board of Directors of Costco authorized an additional stock repurchase program of up to $1,000,000. Under the program, which has no expiration date, the Company may repurchase shares at any time in the open market or in private transactions as conditions warrant. During the first quarter of fiscal 2006, the Company purchased 4,352,000 shares at an average price of $47.50, exhausting the remaining amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plan approved in fiscal 2006 to $880,040. Repurchased shares are retired.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate amount of foreign exchange contracts outstanding at November 20, 2005 and August 28, 2005, was $30,439 and $42,466, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases. The Company monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. The only other derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of November 20, 2005 and August 28, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and an aggregate fair value of $3,873, and $7,688, respectively, which is recorded in other assets on the Company’s condensed consolidated balance sheet. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are valued using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories to the extent the calculated LIFO value does not exceed replacement cost, which approximates the value using the first-in, first out (FIFO) method. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the FIFO method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both November 20, 2005 and August 28, 2005, merchandise inventories were valued at FIFO after considering the lower of cost or market principle because the calculated LIFO value exceeded replacement cost.

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

Recent Accounting Pronouncements

On October 6, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

is effective for the first reporting period after December 15, 2005. Costco currently expenses rental costs incurred during a construction period; therefore, the adoption of this guidance will not impact its future consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which the Company adopted as of the beginning of its fiscal 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock option’s remaining vesting period. This resulted in the Company expensing $3,973 in the first quarter of fiscal 2006, which would previously have been presented in a proforma footnote disclosure. The Company expects this expense to approximate $12,960 for fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within SG&A expense on the Company’s condensed consolidated income statement. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company’s condensed consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on the Company’s condensed consolidated financial statements.

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during the first quarter of fiscal 2006. The Company does not believe that the adoption of the guidance of FSP SFAS 115-1 and SFAS 124-1 will have a significant effect on its future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 28, 2005.

Item 4—Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of November 20, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended November 20, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

(dollars in thousands)

ITEM 1—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447. The Company is also a defendant in an action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corporation, United States District Court ( Los Angeles), Case No. CV-05-3241 FMC (JWJx). Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these five cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2006 the Company purchased shares of Costco common stock under a $500 million share repurchase program authorized by the Board of Directors in October 2004 and under a $1 billion repurchase program authorized by the Board of Directors on August 29, 2005. Under these programs the Company may purchase shares at any time in the open market or in private transactions as market conditions warrant. The $1 billion stock purchase program authorized by the Board of Directors on August 29, 2005, contains no expiration date.

The following table sets forth information on the Company’s common stock repurchase program activity for the fiscal quarter ended November 20, 2005. (Amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs
August 29—September 25, 2005	—	$—	—	$1,086,750
September 26—October 23, 2005	2,247	$45.83	2,247	$983,760
October 24—November 20, 2005	2,105	$49.27	2,105	$880,040

Total First Quarter	4,352	$47.50	4,352	$880,040

As previously disclosed, the Company made a rescission offer to participants who purchased the Company’s common stock in 401(k) plan accounts from November 16, 2003 through November 15, 2004. The rescission offer expired October 27, 2005, and the Company acquired 11 shares at a total cost of approximately $518 (amounts in thousands).

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(10.1)	Costco Wholesale Executive Health Plan

(15.1)	Letter of KPMG LLP regarding unaudited financial information

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Report of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION
(Registrant)

Date: December 20, 2005	/s/ JAMES D. SINEGAL
James D. Sinegal
President, Chief Executive Officer

Date: December 20, 2005	/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President,
Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	November 20, 2005	August 28, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,008,880	$2,062,585
Short-term investments	1,280,598	1,397,272
Receivables, net	405,497	399,974
Merchandise inventories	4,825,284	4,014,699
Other current assets	321,926	211,908

Total current assets	8,842,185	8,086,438

PROPERTY AND EQUIPMENT
Land	2,553,217	2,502,247
Buildings, leaseholds and land improvements	5,778,681	5,622,439
Equipment and fixtures	2,240,205	2,181,740
Construction in progress	132,101	180,604

	10,704,204	10,487,030
Less accumulated depreciation and amortization	(2,788,565)	(2,696,838)

Net property and equipment	7,915,639	7,790,192

OTHER ASSETS	624,396	637,012

	$17,382,220	$16,513,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$61,712	$54,356
Accounts payable	4,859,490	4,213,724
Accrued salaries and benefits	1,017,271	1,025,181
Accrued sales and other taxes	258,435	263,899
Deferred membership income	542,940	500,558
Current portion long-term debt	5,294	3,225
Other current liabilities	709,689	548,031

Total current liabilities	7,454,831	6,608,974
LONG-TERM DEBT, excluding current portion	546,820	710,675
DEFERRED INCOME TAXES AND OTHER LIABILITIES	254,006	254,270

Total liabilities	8,255,657	7,573,919

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	59,531	58,614

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 475,828,000 and 472,480,000 shares issued and outstanding	2,379	2,362
Additional paid-in capital	2,337,644	2,096,554
Other accumulated comprehensive income	129,136	158,039
Retained earnings	6,597,873	6,624,154

Total stockholders’ equity	9,067,032	8,881,109

	$17,382,220	$16,513,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended
	November 20, 2005	November 21, 2004
REVENUE
Net sales	$12,664,799	$11,339,944
Membership fees	262,554	238,059

Total revenue	12,927,353	11,578,003
OPERATING EXPENSES
Merchandise costs	11,330,171	10,132,487
Selling, general and administrative	1,258,099	1,131,686
Preopening expenses	12,377	10,385
Provision for impaired assets and closing costs, net	1,211	2,800

Operating income	325,495	300,645
OTHER INCOME (EXPENSE)
Interest expense	(3,724)	(9,642)
Interest income and other	25,540	15,590

INCOME BEFORE INCOME TAXES	347,311	306,593
Provision for income taxes	131,493	113,440

NET INCOME	$215,818	$193,153

NET INCOME PER COMMON SHARE:
Basic	$0.46	$0.41

Diluted	$0.45	$0.40

Shares used in calculation (000’s)
Basic	472,717	465,869
Diluted	486,367	489,284
Dividends per share	$0.115	$0.100

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	12 Weeks Ended
	November 20, 2005	November 21, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215,818	$193,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	114,600	108,060
Accretion of discount on zero coupon notes	1,998	3,917
Stock-based compensation	19,512	11,820
Undistributed equity earnings in joint ventures	(4,028)	(4,763)
Net loss on sale of property and equipment, investments and other	812	4,452
Change in deferred income taxes	(8,155)	526
Tax benefit from exercise of stock options	—	19,491
Change in receivables, other current assets, deferred income, accrued and other current liabilities	11,054	(220,755)
Increase in merchandise inventories	(823,875)	(789,593)
Increase in accounts payable	609,834	718,226

Total adjustments	(78,248)	(148,619)

Net cash provided by operating activities	137,570	44,534

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(272,568)	(211,128)
Proceeds from the sale of property and equipment	3,354	4,648
Purchases of short-term investments	(641,643)	(498,770)
Maturities of short-term investments	711,419	188,383
Sales of short-term investments	46,682	286,719
Increase in other assets and other, net	(1,432)	(7,336)

Net cash used in investing activities	(154,188)	(237,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(repayments of) short-term borrowings, net	10,739	(12,736)
Net proceeds from issuance of long-term debt	4,627	5,660
Repayments of long-term debt	(982)	(994)
Changes in bank checks outstanding	47,950	98,655
Change in minority interests	917	464
Tax benefit from exercise of stock options	11,884	—
Exercise of stock options	76,725	130,496
Repurchases of common stock	(183,781)	—

Net cash (used in)/provided by financing activities	(31,921)	221,545

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,166)	33,269

Net (decrease)/increase in cash and cash equivalents	(53,705)	61,864
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,062,585	2,823,135

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,008,880	$2,884,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$4,441	$2,897
Income taxes	$47,235	$261,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 28, 2005.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 20, 2005, Costco operated 469 warehouse clubs: 341 in the United States and 3 in Puerto Rico; 66 in Canada; 17 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 28 warehouses in Mexico (through a 50%-owned joint venture).

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are valued using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories to the extent the calculated LIFO value does not exceed replacement cost, (which approximates the value using the first-in, first out (FIFO) method). Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the FIFO method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both November 20, 2005 and August 28, 2005, merchandise inventories were valued at FIFO after considering the lower of cost or market principle because the calculated LIFO value exceeded replacement cost.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company’s 1993 Combined Stock Grant and Stock Option Plan (the “1993 plan”) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002 the 2002 Stock Incentive Plan (the “2002 plan”) was adopted following shareholder approval. The 2002 plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 plan replaced the 1993 plan and the 1993 plan has been amended to provide that no more options or stock grants may be issued under such plan. Any shares under the 1993 plan that remained available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) were added to the number of shares available for grant under the 2002 plan. The 2002 plan authorizes the Company to grant stock options to eligible employees, directors and consultants. During fiscal 2005 following shareholder approval, the 2002 plan was amended and is now referred to as the Amended and Restated 2002 Stock Incentive Plan following shareholder approval. The Amended and Restated 2002 plan authorized the issuance of an additional 10 million shares for option grants and authorized the award of stock bonuses or stock units. The number of shares issued as stock bonuses or stock units is limited to one-third of those available for option grants. Options granted under these plans have a ten-year term and generally have a vesting period of five years. At November 20, 2005, options for approximately 24.1 million shares were vested and 10.7 million shares were available for future grants under the plan.

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2003.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing $3,973 in the first quarter of fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative (SG&A) expense on the Company’s condensed consolidated income statement. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation costs for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, under those plans and consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the proforma amounts indicated below:

	12 Weeks Ended
	November 20, 2005	November 21, 2004
Net income, as reported	$215,818	$193,153
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11,981	7,447
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(11,981)	(14,365)

Pro-forma net income	$215,818	$186,235

Net income per share:
Basic – as reported	$0.46	$0.41

Basic – pro-forma	$0.46	$0.40

Diluted – as reported	$0.45	$0.40

Diluted – pro-forma	$0.45	$0.39

In the first quarter of fiscal 2006 and 2005, the Company recognized stock compensation costs of $19,512 and $11,820, respectively. The remaining unrecognized compensation cost related to unvested awards at November 20, 2005, approximated $306,000 and the weighted-average period of time over which this cost will be recognized is 3.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2006 and 2005:

	2006	2005
Risk free interest rate	4.33%	3.61%
Expected life	5.2 years	6.5 years
Expected volatility	28%	43%
Expected dividend yield	.99%	.87%

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes stock options outstanding as of November 20, 2005, as well as activity during the first quarter then ended:

	Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at August 28, 2005	51,285	$36.14
Granted	794	46.46
Exercised	(2,441)	31.44
Forfeited or expired	(61)	39.92
Outstanding at November 20, 2005 (a)	49,577	36.53

Exercisable at November 20, 2005	24,144	$34.01

(a)	At November 20, 2005 the weighted-average remaining contractual life of shares outstanding was 6.4 years.

At November 20, 2005, the aggregate intrinsic value of shares outstanding and shares exercisable was $658,381 and $381,471, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)

The weighted-average grant date fair value of stock options granted during the first quarter of fiscal 2006 and 2005 was $13.89 and $20.23, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal 2006 and 2005 are provided in the following table (dollars in thousands):

	12 Weeks Ended
	November 20, 2005	November 21, 2004
Proceeds from stock options exercised	$76,725	$130,496
Tax benefit related to stock options exercised	$11,884	$19,491
Intrinsic value of stock options exercised	$40,825	$62,678

Stock Repurchase Program

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company could repurchase shares at any time in the open market or in private transactions as conditions warrant. The repurchased shares would be retired. On October 25, 2004, the Board of Directors renewed the program for another three years. Through the end of fiscal 2005 the Company had repurchased 9,205,100 shares of common stock under this program, at an average price of $44.89, totaling approximately $413,252, including commissions.

On August 29, 2005, the Board of Directors of Costco authorized an additional stock repurchase program of up to $1,000,000. Under the program, which has no expiration date, the Company may repurchase shares at any time in the open market or in private transactions as market conditions warrant. During the first quarter of fiscal

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2006, the Company purchased 4,352,000 shares at an average price of $47.50, fully utilizing the amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plan approved in fiscal 2006 to $880,040.

Recent Accounting Pronouncements

On October 6, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period after December 15, 2005. Costco currently expenses rental costs incurred during a construction period; therefore, the adoption of this guidance will not impact its future consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which the Company adopted as of the beginning of its fiscal 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” All employee stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock option’s remaining vesting period. This resulted in the Company expensing $3,973 in the first quarter of fiscal 2006, which would previously have been presented in a proforma footnote disclosure. The Company expects this expense to approximate $12,960 for fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within SG&A expense on the Company’s condensed consolidated income

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statement. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company’s condensed consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on the Company’s condensed consolidated financial statements.

In March 2004, the FASB EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during the first quarter of fiscal 2006. The Company does not believe that the adoption of the guidance of FSP SFAS 115-1 and SFAS 124-1 will have a significant effect on its future consolidated financial statements.

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

	12 Weeks Ended
	November 20, 2005	November 21, 2004
Net income available to common stockholders used in basic net income per share	$215,818	$193,153
Interest on convertible bonds, net of tax	1,251	2,468

Net income available to common stockholders after assumed conversions of dilutive securities	$217,069	$195,621

Weighted average number of common shares used in basic net income per share (000’s)	472,717	465,869
Stock options (000’s)	5,023	5,977
Conversion of convertible bonds (000’s)	8,627	17,438

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	486,367	489,284

The diluted share base calculation for the fiscal quarters ended November 20, 2005 and November 21, 2004 excludes 13,353,656 and 8,918,978 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

NOTE (3)—INCOME TAXES

The effective income tax rate on earnings in the first quarter of fiscal 2006 was 37.9%, compared to a rate of 37.0% for the first quarter of fiscal 2005.

NOTE (4)—DIVIDENDS

On November 4, 2005, Costco’s Board of Directors declared a quarterly cash dividend of $0.115 per share, payable on December 2, 2005 to shareholders of record on November 18, 2005. At the end of the Company’s first quarter of fiscal 2006, November 20, 2005, a dividends payable (current liability) of $54,720 was established. At the end of the Company’s first quarter of fiscal 2005, November 21, 2004, a dividends payable (current liability) of $47,095 was established, based on a declared cash dividend of $0.10 per share.

NOTE (5)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $186,915 and $328,386 for the first quarters of fiscal 2006 and 2005, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (6)—LONG-TERM DEBT

During the first quarter of fiscal 2006 and 2005, $153,893 and $143,765, respectively, in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 5,259,081 and 5,094,000 shares of common stock, respectively.

NOTE (7)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. The Company is also a defendant in an action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco did not properly compensate and record hours worked by employees, and failed to provide meal and rest breaks. Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these five cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (8)—SEGMENT REPORTING

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, the United Kingdom and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint venture in Mexico. The Company’s reportable segments are based on management responsibility. The investment in the Mexico joint-venture is included only in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 20, 2005
Total revenue	$10,440,171	$1,713,893	$773,289	$12,927,353
Operating income	253,594	52,910	18,991	325,495
Depreciation and amortization	92,188	12,796	9,616	114,600
Capital expenditures	206,061	56,430	10,077	272,568
Long lived assets	6,279,578	881,329	754,732	7,915,639
Total assets	13,682,565	2,258,734	1,440,921	17,382,220
Net assets	6,958,643	1,217,728	890,661	9,067,032
Twelve Weeks Ended November 21, 2004
Total revenue	$9,386,968	$1,501,503	$689,532	$11,578,003
Operating income	236,110	49,101	15,434	300,645
Depreciation and amortization	87,884	11,092	9,084	108,060
Capital expenditures	160,164	32,535	18,429	211,128
Long lived assets	5,915,247	761,847	777,649	7,454,743
Total assets	13,227,084	1,802,244	1,380,990	16,410,318
Net assets	6,305,178	1,047,992	856,832	8,210,002
Year Ended August 28, 2005
Total revenue	$43,051,603	$6,728,156	$3,155,469	$52,935,228
Operating income	1,167,736	241,503	65,064	1,474,303
Depreciation and amortization	387,148	48,992	41,728	477,868
Capital expenditures	733,718	139,735	121,978	995,431
Long lived assets	6,170,553	833,637	786,002	7,790,192
Total assets	13,051,374	2,034,420	1,427,848	16,513,642
Net assets	6,796,523	1,192,121	892,465	8,881,109

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 28, 2005, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.