Form 10-Q
period 2006-02-12
COSTCO WHOLESALE CORP /NEW
filed 2006-03-23
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 12, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of March 10, 2006 was 471,232,672.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

The unaudited condensed consolidated balance sheets of Costco Wholesale Corporation (“Costco” or the “Company”) as of February 12, 2006, and August 28, 2005, the unaudited condensed consolidated statements of income for the 12-week and 24-week periods ended February 12, 2006, and February 13, 2005 and the unaudited condensed consolidated statements of cash flows for the 24-week periods ended February 12, 2006 and February 13, 2005, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of February 12, 2006, and for the 12-week and 24-week periods ended February 12, 2006 and February 13, 2005, performed by KPMG LLP, independent registered public accountants.

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

Key items for the second quarter of fiscal 2006 included:

•	Net sales increased 11.1% over the prior year’s second quarter, driven by an increase in comparable sales of 7% and the opening of 18 new warehouses (net of relocations) since the end of the second quarter of fiscal year 2005;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

•	Membership fees increased 9.9%, representing primarily new member sign-ups at new warehouses opened since the end of the second quarter of fiscal 2005, increased penetration of the Company’s executive membership program, and continued strong renewal rates;

•	Gross margin (net sales less merchandise costs) as a percent of net sales declined 19 basis points over the prior year’s second quarter, primarily due to a twelve basis point detriment from increased sales penetration generated by the executive membership two-percent reward program and increased sales penetration of the lower gross margin gasoline business;

•	Selling, general and administrative expenses as a percent of net sales improved two basis points over the prior year’s second quarter, largely due to increased expense leverage of warehouse payroll and a lower rate of increase in workers’ compensation costs, somewhat offset by higher year-over-year stock option expense;

•	Preopening expenses were $4,614 in the second quarter of fiscal 2006 compared to $22,996 in the second quarter of fiscal 2005. The second quarter of fiscal 2005 included a cumulative pre-tax, non-cash charge of $15,999, primarily related to ground leases at certain owned warehouse locations (entered into over the previous twenty years) that did not require rental payments during the period of construction;

•	Net income for the second quarter of fiscal 2006 was $296,203 or $0.62 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.115 per share;

•	The Company repurchased 8,784,000 shares of Costco common stock, expending approximately $433,746; and

•	The Board of Directors authorized the repurchase of an additional $1 billion in shares of the Company’s common stock.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales		Percent of Net Sales		Percentage Increase/(Decrease) (of dollar amounts)
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12, 2006	February 13, 2005	February 12, 2006	February 13, 2005	Twelve Weeks	Twenty-four Weeks
Net sales	100.00%	100.00%	100.00%	100.00%	11.1%	11.4%
Membership fees	1.96	1.98	2.01	2.04	9.9	10.1
Gross margin	10.74	10.93	10.64	10.79	9.2	9.8
Selling, general and administrative	9.53	9.55	9.72	9.75	10.8	11.0
Preopening expenses	0.03	0.19	0.06	0.14	(79.9)	(49.1)
Provision for impaired assets and closing costs, net	0.01	0.03	0.01	0.03	(64.3)	(61.2)

Operating income	3.13	3.14	2.86	2.91	10.6	9.6

Interest expense	(0.02)	(0.07)	(0.02)	(0.08)	(67.4)	(64.3)
Interest income and other	0.25	0.20	0.23	0.17	42.2	50.5

Income before income taxes	3.36	3.27	3.07	3.00	14.3	13.8
Provision for income taxes	1.21	0.81	1.13	0.90	67.0	39.9

Net Income	2.15%	2.46%	1.94%	2.10%	(3.0)%	2.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

Comparison of the 12 and 24 Weeks Ended February 12, 2006 and February 13, 2005 (dollars in thousands, except earnings per share)

Net Income

Net income for the second quarter of fiscal 2006 was $296,203, or $0.62 per diluted share, compared to $305,452, or $0.62 per diluted share, in the second quarter of fiscal 2005. Net income for the first half of fiscal 2006 was $512,021, or $1.06 per diluted share, compared to $498,605, or $1.02 per diluted share in the first half of fiscal 2005.

Net income during the second quarter of fiscal 2005 was positively impacted by a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003), and negatively impacted by a cumulative pre-tax, non-cash charge of $15,999 to preopening expense in the second quarter of fiscal 2005. Without the impact of the $52,064 income tax benefit and the $15,999 ($9,993 after-tax) cumulative charge to preopening expenses, net income for the second quarter and first half of fiscal 2005 would have been $263,381, or $0.54 per diluted share, and $456,534, or $0.94 per diluted share, respectively. The reported earnings per share of $0.62 for the second quarter of fiscal 2006 represents a 15% increase over the prior year’s second quarter adjusted earnings per share of $0.54.

Net Sales

Net sales increased 11.1% to $13,784,810 during the second quarter of fiscal 2006, from $12,412,578 during the second quarter of fiscal 2005. For the first half of fiscal 2006, net sales increased 11.4% to $26,449,609 from $23,752,522 during the first half of fiscal 2005. The increases for both the second quarter and first half of fiscal 2006 were due to an increase in comparable warehouse sales of 7% and 8%, respectively, and to the opening of a net 18 new warehouses (21 opened, 3 closed due to relocations) since the end of the second quarter of fiscal 2005.

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the total sales increase. Gasoline sales contributed to the total sales increases by approximately 112 basis points for the second quarter and 174 basis points for the first half of fiscal 2006, with approximately 84% and 83% of these increases related to changes in price, respectively. Translation of foreign sales into U.S. dollars contributed to the increase in comparable sales due to stronger foreign currencies, accounting for an increase in comparable sales of 32 and 54 basis points for the second quarter and first half of fiscal 2006, respectively.

Membership Fees

Membership fees increased 9.9% to $269,766, or 1.96% of net sales, in the second quarter of fiscal 2006 from $245,499, or 1.98% of net sales, in the second quarter of fiscal 2005, and increased 10.1% to $532,320, or 2.01% of net sales, in the first half of fiscal 2006 from $483,558, or 2.04% of net sales, in the first half of fiscal 2005. The increase in membership fee income reflected new membership sign-ups at new warehouses opened since the end of the second quarter of fiscal 2005 and at existing warehouses, increased penetration of the executive two-percent reward program and continued high member renewal rates (currently 86%).

Gross Margin

Gross margin was $1,480,960, or 10.74% of net sales, in the second quarter of fiscal 2006, compared to $1,356,514, or 10.93% of net sales, in the second quarter of fiscal 2005. The 19 basis point decrease in gross margin as a percentage of net sales reflected a decrease of twelve basis points due to the increased sales penetration of the lower gross margin gasoline business, combined with lower year-over-year gasoline gross

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

margins, and an additional 12 basis point reduction due to the increased penetration of the executive membership two-percent reward program, increased spending by executive members and the resulting increases in the related costs. These decreases were partially offset by increases in gross margin in certain ancillary businesses and in the Company’s core merchandising businesses.

Gross margin was $2,815,588, or 10.64% of net sales, in the first half of fiscal 2006, compared to $2,563,971, or 10.79% of net sales, in the first half of fiscal 2005. The 15 basis point decrease in gross margin as a percentage of net sales reflected a decrease of four basis points in gross margin as a percent of net sales in the Company’s merchandise departments primarily due to changes in the sales mix, with higher sales penetration of lower margin departments. Additionally, the gross margin percentage was reduced by 11 basis points due to the increased sales penetration generated by the executive membership two-percent reward program.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses, totaled $1,313,368, or 9.53% of net sales, during the second quarter of fiscal 2006 compared to $1,185,122, or 9.55% of net sales, during the second quarter of fiscal 2005; and totaled $2,571,467, or 9.72% of net sales, during the first half of fiscal 2006 compared to $2,316,808, or 9.75% of net sales, during the first half of fiscal 2005.

Improved warehouse and central operating costs positively impacted SG&A comparisons as a percent of net sales by approximately ten basis points for both the second quarter and the first half of fiscal 2006, primarily due to increased expense leverage of warehouse payroll, which was positively impacted by gasoline sales and a lower rate of increase in workers’ compensation costs. This improvement was partially offset by an increase in stock-based compensation costs of approximately eight basis points for the second quarter of fiscal 2006 and seven basis points for the first half of fiscal 2006.

Preopening Expenses

Preopening expenses totaled $4,614, or .03% of net sales, during the second quarter of fiscal 2006 compared to $22,996, or 0.19% of net sales, during the second quarter of fiscal 2005. During the second quarter of fiscal 2005, in response to the Securities and Exchange Commission’s February 7, 2005 letter concerning accounting standards related to leases, the Company adjusted its method of accounting for leases (entered into over the previous twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. As a result, the Company recorded a cumulative pre-tax, non-cash charge of $15,999 to preopening expense in the second quarter of fiscal 2005. Prior periods’ financial results were not restated due to the immateriality of this amount to the consolidated financial statements. Two warehouses were opened in the second quarter of fiscal 2006 compared to four warehouses opened during last year’s second quarter.

Preopening expenses totaled $16,991, or .06% of net sales, during the first half of fiscal 2006 compared to $33,381, or 0.14% of net sales, during the first half of fiscal 2005. The first half of fiscal 2005 included the $15,999 charge noted above. Eleven warehouses were opened (including one relocation) in the first half of fiscal 2006 compared to eleven warehouses (including three relocations) opened during the first half of fiscal 2005.

Provision for Impaired Assets and Closing Costs, Net

The provision for impaired assets and closing costs totaled $1,428 in the second quarter of fiscal 2006 compared to $4,000 in the second quarter of fiscal 2005 and totaled $2,639 in the first half of fiscal 2006 compared to $6,800 in the first half of fiscal 2005. Both fiscal 2006 and 2005 provisions include future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

Interest Expense

Interest expense totaled $2,923 in the second quarter of fiscal 2006 compared to $8,980 in the second quarter of fiscal 2005 and $6,647 in the first half of fiscal 2006 compared to $18,622 in the first half of fiscal 2005. Interest expense primarily includes interest on the 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and balances outstanding under the Company’s bank credit facilities and promissory notes in fiscal 2006. The decrease in the second quarter and first half of fiscal 2006 was primarily caused by the repayment of the 7 1/8% Senior Notes on June 15, 2005. In addition, interest expense decreased on the 3 1/2% Zero Coupon Notes as note holders converted approximately $10,979 and $164,872 in principal amount of the Notes into common stock in the second quarter and first half of fiscal 2006, respectively. During fiscal 2005, approximately $122,882 and $266,647 in principal amount of the Company’s 3 1/2% Zero Coupon Notes were converted in the second quarter and first half of fiscal 2005, respectively, and for the year totaled $280,811. Interest expense was also positively impacted by an increase in capitalized interest year over year as interest rates increased and the dollar amount of projects under construction also increased. The overall decrease in interest expense for the second quarter and first half of fiscal 2006 was partially offset by the increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002.

Interest Income and Other

Interest income and other totaled $35,225 in the second quarter of fiscal 2006 compared to $24,779 in the second quarter of fiscal 2005 and totaled $60,765 in the first half of fiscal 2006 compared to $40,369 in the first half of fiscal 2005. These increases primarily reflect increased interest income resulting from higher interest rates earned on cash and cash equivalent balances and short-term investments on hand throughout the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005.

Provision for Income Taxes

The effective income tax rates on earnings in the second quarter and first half of fiscal 2006 were 36.11% and 36.86%, respectively. The effective income tax rates on earnings in the second quarter and first half of fiscal 2005 were 24.71% and 30.00%, respectively, which included a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). Exclusive of this one-time income tax benefit, the effective income tax rate on earnings in the second quarter and first half of fiscal 2005 was 37.54% and 37.31%, respectively.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The Company’s primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3,517,391 and $3,459,857 at February 12, 2006 and August 28, 2005, respectively. Of the $3,517,391 balance, approximately $540,006 represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close.

Net cash provided by operating activities totaled $943,778 in the first half of fiscal 2006 compared to $764,274 in the first half of fiscal 2005, an increase of $179,504. This increase resulted primarily from the change in operating assets and liabilities year-over-year of $258,818, principally relating to the timing in the payment of income taxes in the first half of fiscal 2006 as compared to the first half of fiscal 2005. This was offset by an increase in net merchandise inventories (merchandise inventory less accounts payable) of $76,657 in the first half of fiscal 2006 as compared to the first half of fiscal 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

Net cash used in investing activities totaled $377,550 in the first half of 2006 compared to $834,941 in the first half of fiscal 2005, a decrease of $457,391. The decrease in investing activities relates primarily to a decrease in the net investment in short-term investments of $551,091 offset by an increase of $94,126 in additions to property and equipment related to the Company’s warehouse expansion and remodel projects.

Net cash used in financing activities totaled $407,414 in the first half of 2006 compared to $269,429 provided by financing activities in the first half of fiscal 2005. The decrease of $676,843 primarily resulted from the repurchase of common stock in the first half of fiscal 2006, which used $611,474 of cash. There was no repurchase of common stock in the first half of fiscal 2005.

Dividends

On January 26, 2006, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.115 per share, payable on February 24, 2006 to shareholders of record on February 9, 2006. At the end of the Company’s second quarter of fiscal 2006 and 2005, a dividends payable (current liability) of $54,100 and $47,734 (reflecting a $0.10 per share dividend payment), respectively, was established.

Expansion Plans

Costco’s primary requirement for new capital is to finance land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $1,100,000 to $1,250,000 during fiscal 2006 in the United States and Canada for real estate, construction, remodeling and equipment for warehouse clubs and related operations; and approximately $100,000 to $150,000 for international expansion, including the United Kingdom, Asia, Mexico and other potential markets. Through the end of the second quarter of fiscal 2006, the Company incurred expenditures of approximately $503,624. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, and other financing sources as required. Expansion plans during the remainder of fiscal 2006 are to open an additional 16 to 18 new warehouse clubs.

Bank Credit Facilities and Commercial Paper

On November 15, 2005, upon the expiration of the Company’s $150,000 bank credit facility with a group of nine banks, the Company terminated its $500,000 commercial paper program. At August 28, 2005, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. The applicable interest rate on the credit facility at August 28, 2005, was 3.92%.

A wholly-owned Canadian subsidiary has a $174,000 commercial paper program ($167,000 at August 28, 2005) supported by a $52,158 bank credit facility ($50,000 at August 28, 2005) with a Canadian bank, which is guaranteed by the Company and expires in March 2007. At February 12, 2006 and August 28, 2005, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at February 12, 2006 and August 28, 2005, were 5.25% and 4.25%, respectively. At February 12, 2006, standby letters of credit totaling $20,358 issued under the bank credit facility left $31,800 available for commercial paper support. At August 28, 2005, standby letters of credit totaling $23,000 issued under the bank credit facility left $27,000 available for commercial paper support.

The Company’s wholly-owned Japanese subsidiary has a short-term $12,816 bank line of credit that expires in February 2007. At February 12, 2006 and August 28, 2005, $5,127 and $5,477, respectively, were borrowed

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

under the line of credit, and $3,418 and $3,652, respectively, were used to support standby letters of credit. A second $12,816 bank line of credit also expires in February 2007. At February 12, 2006 and August 28, 2005, $12,816 and $9,129, respectively, were borrowed under the second facility. Applicable interest rates on the credit facilities at February 12, 2006 and August 28, 2005, were .66% and .84%, respectively.

The Company’s Korean subsidiary has a short-term $12,451 bank line of credit, which expires in February 2007. At February 12, 2006 and August 28, 2005, no amounts were borrowed under the line of credit and $1,660 and $1,668, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at February 12, 2006 and August 28, 2005 were 5.26% and 4.51%, respectively.

The Company’s Taiwan subsidiary has a $6,208 bank revolving credit facility that expires in January 2007. At February 12, 2006 and August 28, 2005, no amounts were borrowed under the credit facility and $698 and $2,495, respectively, were used to support standby letters of credit. A second $15,520 bank revolving credit facility is in place, which expires in July 2006. At February 12, 2006 and August 28, 2005, no amounts were borrowed under the second credit facility and $2,623 and $790, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at February 12, 2006 and August 28, 2005, were 3.88% and 3.75%, respectively.

The Company’s wholly-owned United Kingdom subsidiary has a $105,348 bank revolving credit facility expiring in February 2007, and a $52,674 bank overdraft facility renewable on a yearly basis in March 2006. At February 12, 2006, $43,895 was outstanding under the revolving credit facility with an applicable interest rate of 5.02% and no amounts were outstanding under the bank overdraft facility. At August 28, 2005, $39,750 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling $395,862. The outstanding commitments under these facilities at February 12, 2006 and August 28, 2005 totaled $64,098 and $131,169, respectively, including $50,993 and $64,532, respectively, in standby letters of credit.

Financing Activities

During the second quarter and first half of fiscal 2006, $10,979 and $164,872, respectively, in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 372,943 and 5,632,024 shares of common stock, respectively.

Stock Repurchase Programs

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. No shares were repurchased under this program. On October 25, 2004, the Board renewed the program for another three years. Through the end of fiscal 2005, the Company repurchased 9,205,100 shares of common stock at an average price of $44.89, totaling approximately $413,250, including commissions.

On August 29, 2005, the Board authorized an additional stock repurchase program of up to $1,000,000. On January 25, 2006, the Board increased the authorization by an additional $1,000,000. During the second quarter of fiscal 2006, the Company purchased 8,784,000 shares at an average price of $49.38, totaling approximately $433,746, including commissions. During the first half of fiscal 2006, the Company repurchased 13,136,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

shares at an average price of $48.76, totaling approximately $640,456, including commissions, exhausting the remaining amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plan approved in fiscal 2006 to $1,446,294. Under these programs the Company may repurchase shares at any time in the open market or in private transactions as market conditions warrant. Repurchased shares are retired.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate notional amount of foreign exchange contracts outstanding at February 12, 2006 and August 28, 2005 was $37,941 and $42,466, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases. The Company monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions.

The only other derivative instruments the Company holds are interest rate swaps, which the Company uses to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed-rate and variable-rate debt. As of February 12, 2006 and August 28, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and an aggregate fair value of $2,981, and $7,688, respectively, which is recorded in other assets on the Company’s condensed consolidated balance sheet. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

Critical Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to revenue recognition, merchandise inventory, impairment of long-lived assets and warehouse closing costs, insurance/self-insurance liabilities and stock-based compensation. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

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

The Company evaluates the criteria of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

several but not all of these indicators, revenue is recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, Costco records the net amounts as commissions earned.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are valued using the last-in, first-out (“LIFO”) method for substantially all U.S. merchandise inventories to the extent the calculated LIFO value does not exceed replacement cost, which approximates the value determined using the first-in, first out (“FIFO”) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out method. The Company records an adjustment each quarter, if necessary, for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both February 12, 2006 and August 28, 2005, merchandise inventories were valued at FIFO after considering the lower of cost or market principle because the calculated LIFO value exceeded replacement cost.

The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters.

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, or other systematic and rational approach.

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

The Company provides estimates for warehouse closing costs, based on applicable U.S. generally accepted accounting principles. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance to provide for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Stock–Based Compensation

The Company accounts for stock–based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The Company uses the Black–

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share) (Continued)

Scholes option–pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock–based compensation and consequently, the related amount recognized on the consolidated statements of income.

Recent Accounting Pronouncements

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 will not impact Costco’s financial statements as rental costs incurred during a construction period are expensed.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In March 2004, the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF 03-1-1”). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during the second quarter of fiscal 2006. The Company does not believe that the adoption of the guidance of FSP SFAS 115-1 and SFAS 124-1 will have a significant effect on its future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 28, 2005.

Item 4—Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of February 12, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended February 12, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 to this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

(dollars in thousands)

ITEM 1—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369. The Company is also a defendant in an overtime compensation case purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447. The Company is also a defendant in an action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corporation, United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ). Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, liquidated damages, punitive, treble and exemplary damages, and attorneys’ fees. The Company also is a defendant in an action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, exemplary and punitive damages, injunctive relief, and attorneys’ fees. In none of these five cases has the Court been asked yet to determine whether the action should proceed as a class action or, if so, the definition of the class. The Company expects to vigorously defend these actions and does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the first half of fiscal 2006 the Company purchased shares of Costco common stock under a $500 million share repurchase program authorized by the Board of Directors in October 2004 and under an additional $1 billion repurchase program authorized by the Board on August 29, 2005. On January 25, 2006, the Board authorized the repurchase of up to $1 billion in stock through January 25, 2009, in addition to the $1 billion authorized on August 29, 2005. Under these programs the Company may purchase shares at any time in the open market or in private transactions as market conditions warrant. The $1 billion stock purchase program authorized by the Board on August 29, 2005, contains no expiration date.

The following table sets forth information on the Company’s common stock repurchase program activity for the second quarter of fiscal 2006 (amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs
November 21 – December 18, 2005	4,007	$49.16	4,007	$683,045
December 19 – January 15, 2006	2,682	$49.66	2,682	$549,859
January 16 – February 12, 2006	2,095	$49.44	2,095	$1,446,294

Total Second Quarter	8,784	$49.38	8,784	$1,446,294

As previously disclosed, the Company made a rescission offer to participants who purchased the Company’s common stock in 401(k) plan accounts from November 16, 2003 through November 15, 2004. The rescission offer expired October 27, 2005, and the Company acquired and retired 11 shares at a total cost of approximately $518 (amounts in thousands).

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on January 25, 2006 in Bellevue, Washington. Shareholders of record at the close of business on December 2, 2005 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 475,295,712 shares outstanding. The matters presented for vote received the following total, for, against and abstained votes as noted below.

(1)	To elect four Class I directors to hold office until the 2009 Annual Meeting of Shareholders and until their successors are elected and qualified.

	Total Shares Voted/(%)	For Votes/(%)	Withheld Authority and Abstained Votes/(%)
James D. Sinegal	384,219,308	373,019,739	11,199,569
	80.84%	97.09%	2.91%
Jeffrey H. Brotman	384,219,308	375,615,116	8,604,192
	80.84%	97.76%	2.24%
Richard A. Galanti	384,219,308	361,617,479	22,601,829
	80.84%	94.12%	5.88%
Daniel J. Evans	384,219,309	374,567,814	9,651,495
	80.84%	97.49%	2.51%

Submission of Matters to a Vote of Security Holders (Continued)

(2)	To amend the Company’s Amended and Restated 2002 Stock Incentive Plan to, among other things, increase the number of shares available to be granted under the plan.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
316,365,247	199,390,495	113,572,567	3,402,185
66.56%	63.02%	35.90%	1.08%

(3)	To consider a shareholder proposal that the Board of Directors take all necessary steps to hold annual elections for all directors.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
316,365,745	184,324,310	128,472,202	3,569,233
66.56%	58.26%	40.61%	1.13%

(4)	To consider a shareholder proposal that the Company adopt a code of conduct.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
316,365,745	17,862,484	261,175,419	37,327,842
66.56%	5.65%	82.55%	11.80%

(5)	To ratify the selection of KPMG LLP as the Company’s independent auditors.

Total Shares Voted/(%)	For Votes/(%)	Against Votes/(%)	Withheld Authority and Abstained Votes/(%)
384,219,306	378,852,190	2,332,344	3,034,772
80.84%	98.60%	0.61%	0.79%

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

(3.1)	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

(3.2)	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

(4.1)	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

(15.1)	Letter of KPMG LLP regarding unaudited financial information

(31.1)	Rule 13(a) 14(a) Certifications

(32.1)	Section 1350 Certifications

(99)	Report of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: March 22, 2006	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: March 22, 2006	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	February 12, 2006	August 28, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,239,786	$2,062,585
Short-term investments	1,277,605	1,397,272
Receivables, net	413,404	399,974
Merchandise inventories	4,277,534	4,014,699
Other current assets	243,801	211,908

Total current assets	8,452,130	8,086,438

PROPERTY AND EQUIPMENT
Land	2,611,501	2,502,247
Buildings, leaseholds and land improvements	5,871,120	5,622,439
Equipment and fixtures	2,315,164	2,181,740
Construction in progress	176,277	180,604

	10,974,062	10,487,030
Less accumulated depreciation and amortization	(2,907,784)	(2,696,838)

Net property and equipment	8,066,278	7,790,192

OTHER ASSETS	657,158	637,012

	$17,175,566	$16,513,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$61,838	$54,356
Accounts payable	4,394,338	4,213,724
Accrued salaries and benefits	1,115,285	1,025,181
Accrued sales and other taxes	297,666	263,899
Deferred membership income	570,190	500,558
Current portion long-term debt	4,602	3,225
Other current liabilities	806,102	548,031

Total current liabilities	7,250,021	6,608,974
LONG-TERM DEBT, excluding current portion	536,998	710,675
DEFERRED INCOME TAXES AND OTHER LIABILITIES	261,349	254,270

Total liabilities	8,048,368	7,573,919

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	61,181	58,614

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 469,635,000 and 472,480,000 shares issued and outstanding	2,348	2,362
Additional paid-in capital	2,407,200	2,096,554
Other accumulated comprehensive income	207,514	158,039
Retained earnings	6,448,955	6,624,154

Total stockholders’ equity	9,066,017	8,881,109

	$17,175,566	$16,513,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 12, 2006	February 13, 2005	February 12, 2006	February 13, 2005
REVENUE
Net sales	$13,784,810	$12,412,578	$26,449,609	$23,752,522
Membership fees	269,766	245,499	532,320	483,558

Total revenue	14,054,576	12,658,077	26,981,929	24,236,080
OPERATING EXPENSES
Merchandise costs	12,303,850	11,056,064	23,634,021	21,188,551
Selling, general and administrative	1,313,368	1,185,122	2,571,467	2,316,808
Preopening expenses	4,614	22,996	16,991	33,381
Provision for impaired assets and closing costs, net	1,428	4,000	2,639	6,800

Operating income	431,316	389,895	756,811	690,540
OTHER INCOME (EXPENSE)
Interest expense	(2,923)	(8,980)	(6,647)	(18,622)
Interest income and other	35,225	24,779	60,765	40,369

INCOME BEFORE INCOME TAXES	463,618	405,694	810,929	712,287
Provision for income taxes	167,415	100,242	298,908	213,682

NET INCOME	$296,203	$305,452	$512,021	$498,605

NET INCOME PER COMMON SHARE:
Basic	$0.63	$0.64	$1.08	$1.06

Diluted	$0.62	$0.62	$1.06	$1.02

Shares used in calculation (000’s)
Basic	471,889	474,221	472,282	470,034
Diluted	482,127	493,700	484,294	491,714
Dividends per share	$0.115	$0.10	$0.23	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	24 Weeks Ended
	February 12, 2006	February 13, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$512,021	$498,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	224,397	218,174
Accretion of discount on zero coupon notes	2,921	6,718
Stock-based compensation	43,031	24,228
Undistributed equity earnings in joint ventures	(12,998)	(11,742)
Net loss on sale of property and equipment, investments and other	3,299	4,904
Change in deferred income taxes	(5,821)	3,098
Tax benefit from exercise of stock options	—	25,522
Change in receivables, other current assets, deferred income, accrued and other current liabilities	333,068	74,250
Increase in merchandise inventories	(245,936)	(318,053)
Increase in accounts payable	89,796	238,570

Total adjustments	431,757	265,669

Net cash provided by operating activities	943,778	764,274

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(503,624)	(409,498)
Proceeds from the sale of property and equipment	8,488	5,913
Purchases of short-term investments	(1,112,818)	(1,405,347)
Maturities of short-term investments	1,146,368	875,875
Sales of short-term investments	92,518	104,449
Increase in other assets and other, net	(8,482)	(6,333)

Net cash used in investing activities	(377,550)	(834,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	9,501	16,722
Net proceeds from issuance of long-term debt	4,627	5,660
Repayments of long-term debt	(2,347)	(1,970)
Changes in bank checks outstanding	77,442	125,502
Cash dividend payments	(54,756)	(47,094)
Change in minority interests	2,567	1,380
Tax benefit from exercise of stock options	28,145	—
Exercise of stock options	138,881	169,229
Repurchases of common stock	(611,474)	—

Net cash (used in)/provided by financing activities	(407,414)	269,429

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,387	21,438

Net increase in cash and cash equivalents	177,201	220,200
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,062,585	2,823,135

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,239,786	$3,043,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$2,592	$10,910
Income taxes	$197,208	$358,944

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 12, 2006, Costco operated 471 warehouse clubs: 343 in the United States and three in Puerto Rico; 66 in Canada; 17 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 28 warehouses in Mexico (through a 50%-owned joint venture). The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are valued using the last-in, first-out (“LIFO”) method for substantially all U.S. merchandise inventories to the extent the calculated LIFO value does not exceed replacement cost, which approximates the value determined using the first-in, first out (“FIFO”) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the first-in, first-out method. The Company records an adjustment each quarter, if necessary, for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both February 12, 2006 and August 28, 2005, merchandise inventories were valued at FIFO after considering the lower of cost or market principle because the calculated LIFO value exceeded replacement cost.

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

In January 2005, the 2002 Plan was amended following shareholder approval and is now referred to as the Amended and Restated 2002 Stock Incentive Plan (“Amended and Restated 2002 Plan”). The Amended and Restated 2002 Plan authorized the issuance of an additional 10 million shares for option grants and authorized the award of stock bonuses or stock units in addition to stock option grants currently authorized. The number of shares issued as stock bonuses or stock units is limited to one-third of those available for option grants.

During fiscal 2006, the Amended and Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Second Restated 2002 Plan. The Second Restated 2002 Plan authorizes the issuance of an additional 10 million shares for future grants in addition to grants currently authorized. Each share issued in respect of stock bonuses or stock units would be counted as 1.75 shares toward the share limit and each share issued in respect of options would be counted as one share.

Options granted under these plans have a ten-year term and generally have a vesting period of five years. At February 12, 2006, options for approximately 22.1 million shares were vested and 20.8 million shares were available for future grants under the plans. No restricted shares or restricted share units have been awarded.

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

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the “modified prospective method,” as elected by the Company, requires the Company to recognize stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the remaining vesting period of the stock options. This resulted in the Company expensing $3,731 and $7,704 in the second quarter and for the first half of fiscal 2006, respectively for stock options granted in fiscal 2001 and fiscal 2002. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense on the Company’s condensed consolidated income statement in the first quarter of fiscal 2006. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods.

Had compensation costs for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the proforma amounts indicated below:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2006	February 13, 2005	February 12, 2006	February 13, 2005
Net income, as reported	$296,203	$305,452	$512,021	$498,605
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,439	7,751	26,417	15,198
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,439)	(12,981)	(26,417)	(27,346)

Pro-forma net income	$296,203	$300,222	$512,021	$486,457

Net income per share:
Basic – as reported	$0.63	$0.64	$1.08	$1.06

Basic – pro-forma	$0.63	$0.63	$1.08	$1.03

Diluted – as reported	$0.62	$0.62	$1.06	$1.02

Diluted – pro-forma	$0.62	$0.61	$1.06	$1.00

The Company recognized stock compensation costs of $23,519 and $12,408 in the second quarter of fiscal 2006 and 2005, respectively, and $43,031 and $24,228 in the first half of fiscal 2006 and 2005, respectively. The remaining unrecognized compensation cost related to unvested awards at February 12, 2006, was $285,000 and the weighted-average period of time over which this cost will be recognized is 3.4 years.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first half of fiscal 2006 and 2005:

	2006	2005
Risk free interest rate	4.33%	3.61%
Expected life	5.2 years	6.5 years
Expected volatility	28%	43%
Expected dividend yield	0.99%	0.87%

The following table summarizes the stock option transactions during the first half of fiscal 2006:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at August 28, 2005	51,285	$36.14	—	—
Granted	794	46.46	—	—
Exercised	(4,670)	29.74	—	—
Forfeited or expired	(185)	40.15	—	—

Outstanding at February 12, 2006	47,224	36.92	6.32	$605,409

Exercisable at February 12, 2006	22,120	$34.62	4.41	$334,448

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during the first half of fiscal 2006 and 2005 was $13.87 and $20.23, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first halves of fiscal 2006 and 2005 are provided in the following table:

	24 Weeks Ended
	February 12, 2006	February 13, 2005
Proceeds from stock options exercised	$138,881	$169,229
Tax benefit related to stock options exercised	$28,145	$25,522
Intrinsic value of stock options exercised	$90,213	$81,931

Stock Repurchase Programs

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. Under the program, the Company could repurchase shares at any time in the open market or in private transactions as

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market conditions warrant. On October 25, 2004, the Board renewed the program for another three years. Through the end of fiscal 2005 the Company had repurchased 9,205,100 shares of common stock under this program, at an average price of $44.89, totaling approximately $413,250, including commissions.

On August 29, 2005, the Board authorized an additional stock repurchase program of up to $1,000,000. On January 25, 2006, the Board increased the authorization by an additional $1,000,000. During the second quarter of fiscal 2006, the Company purchased 8,784,000 shares at an average price of $49.38, totaling approximately $433,746, including commissions. During the first half of fiscal 2006, the Company repurchased 13,136,000 shares at an average price of $48.76, totaling approximately $640,456, including commissions, exhausting the remaining amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plan approved in fiscal 2006 to $1,446,294. Under these programs the Company may repurchase shares at any time in the open market or in private transactions as market conditions warrant. Repurchased shares are retired.

Recent Accounting Pronouncements

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 will not impact Costco’s financial statements as rental costs incurred during a construction period are expensed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP EITF 03-1-1”). FSP EITF 03-1-1 delayed the

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during the second quarter of fiscal 2006. The Company does not believe that the adoption of the guidance of FSP SFAS 115-1 and SFAS 124-1 will have a significant effect on its future consolidated financial statements.

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

	12 Weeks Ended		24 Weeks Ended
	February 12, 2006	February 13, 2005	February 12, 2006	February 13, 2005
Net income available to common stockholders used in basic net income per share	$296,203	$305,452	$512,021	$498,605
Interest on convertible bonds, net of tax	592	1,747	1,843	4,215

Net income available to common stockholders after assumed conversions of dilutive securities	$296,795	$307,199	$513,864	$502,820

Weighted average number of common shares used in basic net income per share (000’s)	471,889	474,221	472,282	470,034
Stock options (000’s)	6,214	6,908	5,674	6,611
Conversion of convertible bonds (000’s)	4,024	12,571	6,338	15,069

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	482,127	493,700	484,294	491,714

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (2)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

The diluted share base calculation for the fiscal quarters ended February 12, 2006 and February 13, 2005 excludes 11,679,950 and 9,104,519 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 12, 2006 and February 13, 2005, excluded 12,982,622 and 8,646,390 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

NOTE (3)—INCOME TAXES

The effective income tax rate on earnings in the second quarter and first half of fiscal 2006 was 36.11% and 36.86%, respectively. This compared to a rate of 24.71% and 30.00%, respectively, for the second quarter and first half of fiscal 2005, which included a $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute (covering the years 1996-2003) between the United States and Canada. Exclusive of this one-time income tax benefit, the effective income tax rate on earnings in the second quarter and first half of fiscal 2005 was 37.54% and 37.31%, respectively.

NOTE (4)—DIVIDENDS

On January 26, 2006, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.115 per share, to be paid on February 24, 2006 to shareholders of record on February 9, 2006. At February 12, 2006, a dividends payable liability of $54,100 was established, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. At August 28, 2005, there was no dividend payable as the dividend was paid on August 26, 2005.

NOTE (5)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $374,581 and $273,869 for the second quarter of fiscal 2006 and 2005, respectively, and was $561,496 and $602,255 for the first half of fiscal 2006 and 2005, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

NOTE (6)—LONG-TERM DEBT

During the second quarter of fiscal 2006, $10,979 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 373,000 shares of common stock and during the first half of fiscal 2006, $164,872 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 5,632,000 shares of common stock.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 12, 2006
Total revenue	$11,340,366	$1,892,024	$822,186	$14,054,576
Operating income	337,424	70,905	22,987	431,316
Depreciation and amortization	93,385	13,929	9,234	116,548
Capital expenditures	176,606	47,922	6,528	231,056

Twelve Weeks Ended February 13, 2005
Total revenue	$10,292,857	$1,598,741	$766,479	$12,658,077
Operating income	302,563	70,689	16,643	389,895
Depreciation and amortization	89,910	11,420	9,580	110,910
Capital expenditures	156,831	23,764	17,775	198,370

Twenty-Four Weeks Ended February 12, 2006
Total revenue	$21,780,537	$3,605,917	$1,595,475	$26,981,929
Operating income	591,018	123,815	41,978	756,811
Depreciation and amortization	186,951	26,906	18,850	232,707
Capital expenditures	382,667	104,352	16,605	503,624
Long lived assets	6,356,371	944,100	765,807	8,066,278
Total assets	13,413,452	2,285,420	1,476,694	17,175,566
Net assets	6,825,070	1,307,548	933,399	9,066,017

Twenty-Four Weeks Ended February 13, 2005
Total revenue	$19,679,825	$3,100,244	$1,456,011	$24,236,080
Operating income	538,673	119,790	32,077	690,540
Depreciation and amortization	177,794	22,512	18,664	218,970
Capital expenditures	316,995	56,299	36,204	409,498
Long lived assets	5,978,995	746,681	790,534	7,516,210
Total assets	13,230,225	1,802,095	1,416,747	16,449,067
Net assets	6,659,518	1,076,494	878,804	8,614,816

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (8)—SEGMENT REPORTING (Continued)

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended August 28, 2005
Total revenue	$43,051,603	$6,728,156	$3,155,469	$52,935,228
Operating income	1,167,736	241,503	65,064	1,474,303
Depreciation and amortization	389,172	50,938	41,728	481,838
Capital expenditures	733,718	139,735	121,978	995,431
Long lived assets	6,170,553	833,637	786,002	7,790,192
Total assets	13,051,374	2,034,420	1,427,848	16,513,642
Net assets	6,796,523	1,192,121	892,465	8,881,109

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