Form 10-Q
period 2006-05-07
COSTCO WHOLESALE CORP /NEW
filed 2006-06-16
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 7, 2006

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

The number of shares outstanding of the issuer’s common stock as of June 2, 2006 was 467,970,555.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

The unaudited condensed consolidated balance sheets of Costco Wholesale Corporation (“Costco” or the “Company”) as of May 7, 2006, and August 28, 2005, the unaudited condensed consolidated statements of income for the 12-week and 36-week periods ended May 7, 2006, and May 8, 2005 and the unaudited condensed consolidated statements of cash flows for the 36-week periods ended May 7, 2006 and May 8, 2005, are included elsewhere herein. Also included elsewhere herein are notes to the unaudited condensed consolidated financial statements and the results of the review of the unaudited financial statements as of May 7, 2006, and for the 12-week and 36-week periods ended May 7, 2006 and May 8, 2005, performed by KPMG LLP, independent registered public accountants.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

Forward-looking Statements

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

Key items for the third quarter of fiscal 2006 included:

•	Net sales increased 10.6% over the prior year’s third quarter, driven by an increase in comparable sales of 7% and the opening of 22 new warehouses (net of relocations) since the end of the third quarter of fiscal year 2005;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

•	Membership fees increased 10.6%, representing primarily new member sign-ups at warehouses opened since the end of the third quarter of fiscal 2005, increased penetration of the Company’s executive membership program, and continued strong renewal rates;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales declined 11 basis points over the prior year’s third quarter, primarily due to increased penetration of the executive membership two-percent reward program and the lower gross margin gasoline business, offset by a three basis point improvement due to the absence of a LIFO charge;

•	Selling, general and administrative expenses as a percent of net sales improved 12 basis points over the prior year’s third quarter, largely due to increased expense leverage of warehouse payroll and a lower rate of increase in workers’ compensation costs, somewhat offset by higher stock option expense;

•	Net income increased 12.3% to $235,595 or $0.49 per diluted share compared to $209,788 or $0.43 per diluted share in the third quarter of fiscal 2005;

•	The Company increased annual membership fees by $5 for its U.S. and Canada Gold Star (individual), Business, and Business Add-on Members, effective May 1, 2006, for new members and July 1, 2006, for existing members;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share, reflecting a 13% increase, from $0.46 to $0.52 per share on an annualized basis; and

•	The Company repurchased 5,319,000 shares of common stock, expending approximately $289,594.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

The table below presents selected operational data, the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items.

	Percent of Net Sales		Percent of Net Sales		Percentage Increase/(Decrease) (of dollar amounts)
	Twelve Weeks Ended		Thirty-six Weeks Ended
	May 7, 2006	May 8, 2005	May 7, 2006	May 8, 2005	Twelve Weeks	Thirty-six Weeks
Net sales	100.00%	100.00%	100.00%	100.00%	10.6%	11.1%
Membership fees	2.12	2.13	2.05	2.07	10.6	10.3
Gross margin	10.48	10.59	10.59	10.73	9.5	9.7
Selling, general and administrative	9.79	9.91	9.74	9.81	9.2	10.4
Preopening expenses	0.08	0.08	0.07	0.12	10.1	(36.0)
Provision for impaired assets and closing costs, net	0.01	0.03	0.01	0.03	(60.6)	(61.0)
Operating income	2.73	2.69	2.82	2.84	12.2	10.4
Interest expense	(0.02)	(0.07)	(0.02)	(0.08)	(68.4)	(65.6)
Interest income and other	0.26	0.26	0.24	0.20	11.9	34.0
Income before income taxes	2.97	2.88	3.04	2.96	14.2	14.0
Provision for income taxes	(1.16)	(1.09)	(1.14)	(0.96)	17.3	31.4
Net Income	1.81	1.79	1.90	2.00	12.3	5.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

Comparison of the 12 and 36 Weeks Ended May 7, 2006 and May 8, 2005 (dollars in thousands, except earnings per share)

Net Income

Net income for the third quarter of fiscal 2006 increased to $235.6 million, or $.49 per diluted share, from $209.8 million, or $.43 per diluted share, during the third quarter of fiscal 2005, representing a 14% increase in earnings per share. Net income for the first thirty-six weeks of fiscal 2006 increased to $747,616, or $1.55 per diluted share, from $708,393, or $1.45 per diluted share in the first thirty-six weeks of fiscal 2005, representing a 7% increase in earnings per share.

Net income during the first thirty-six weeks of fiscal 2005 was positively impacted by a one-time $52,064 income tax benefit recorded in the second quarter, resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and negatively impacted by a cumulative pre-tax, non-cash charge of $15,999 to preopening expense. Without these, net income for first thirty-six weeks of fiscal 2005 would have been $666,322, or $1.36 per diluted share. Earnings per diluted share of $1.55 for the first thirty-six weeks of fiscal 2006 represents a 14% increase over this amount.

Net Sales

Net sales increased 10.6% to $12,996,942 during the third quarter of fiscal 2006, from $11,747,113 during the third quarter of fiscal 2005. For the first thirty-six weeks of fiscal 2006, net sales increased 11.1% to $39,446,551 from $35,499,635 during the first thirty-six weeks of fiscal 2005. The increases were due to comparable warehouse sales growth of 7% and 8%, respectively, and to the opening of a net 22 new warehouses (24 opened, 2 closed due to relocations) since the end of the third quarter of fiscal 2005.

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the total sales increase. Gasoline sales contributed to the total sales increases by approximately 182 basis points for the third quarter and 197 basis points for the first thirty-six weeks of fiscal 2006, with approximately 67% and 71% of these increases related to changes in price, respectively. Translation of foreign sales into U.S. dollars contributed to the increase in comparable sales due to stronger foreign currencies, accounting for an increase in comparable sales of 59 and 55 basis points for the third quarter and first thirty-six weeks of fiscal 2006, respectively.

Membership Fees

Membership fees increased 10.6% to $276,233, or 2.12% of net sales, in the third quarter of fiscal 2006 from $249,787, or 2.13% of net sales, in the third quarter of fiscal 2005, and increased 10.3% to $808,553, or 2.05% of net sales, in the first thirty-six weeks of fiscal 2006 from $733,345, or 2.07% of net sales, in the first thirty-six weeks of fiscal 2005.

In April, the Company announced its plan to increase annual membership fees by $5 for its U.S. and Canada Gold Star (individual), Business, and Business Add-on Members, effective May 1, 2006 for new members and July 1, 2006 for renewals. Approximately 15 million members will be affected by this increase. The Company accounts for membership fee revenue on a deferred basis, whereby membership fee revenue is recognized ratably over the one-year term of the membership, which will have the effect of delaying full realization of the increase.

Gross Margin

Gross margin was $1,361,890, or 10.48% of net sales, in the third quarter of fiscal 2006, compared to $1,243,452, or 10.59% of net sales, in the third quarter of fiscal 2005. The 11 basis point decrease was primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

due to the lower gross margin gasoline business, which reduced gross margin by 11 basis points. Additionally, increased penetration of the executive membership two-percent reward program and increased spending by executive members decreased margin by ten basis points. These decreases were partially offset by increases in gross margin gains in most of the Company’s core merchandise departments and in certain ancillary businesses as well as a three basis point improvement due to the absence of a LIFO charge.

Gross margin was $4,177,478, or 10.59% of net sales, in the first thirty-six weeks of fiscal 2006, compared to $3,807,423 or 10.73% of net sales, in the first thirty-six weeks of fiscal 2005. The 14 basis point decrease in gross margin as a percentage of net sales reflected a decrease of five basis points in gross margin as a percent of net sales in the Company’s merchandise departments primarily due to changes in the sales mix, with higher sales penetration of lower margin departments. Additionally, the gross margin was reduced by 11 basis points due to the increased sales penetration generated by the executive membership reward program. These decreases were partially offset by a two basis point improvement due to the absence of a LIFO charge.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses, totaled $1,271,803, or 9.79% of net sales, during the third quarter of fiscal 2006 compared to $1,164,625, or 9.91% of net sales, during the third quarter of fiscal 2005; and totaled $3,843,270, or 9.74% of net sales, during the first thirty-six weeks of fiscal 2006 compared to $3,481,433, or 9.81% of net sales, during the first thirty-six weeks of fiscal 2005.

Improved warehouse and central operating costs positively impacted SG&A by approximately 15 and 13 basis points for the third quarter and the first thirty-six weeks of fiscal 2006, respectively, primarily due to increased expense leverage of warehouse payroll, which was positively impacted by gasoline sales and a lower rate of increase in workers’ compensation costs. This improvement was partially offset by an increase in stock-based compensation costs of approximately three and six basis points for the third quarter and the first thirty-six weeks of fiscal 2006, respectively.

Preopening Expenses

Preopening expenses totaled $10,431, or 0.08% of net sales, during the third quarter of fiscal 2006 compared to $9,475, or 0.08% of net sales, during the third quarter of fiscal 2005. Seven warehouses were opened (including one relocation) in the third quarter of fiscal 2006 compared to four warehouses opened (including two relocations) during last year’s third quarter.

Preopening expenses totaled $27,422, or 0.07% of net sales, during the first thirty-six weeks of fiscal 2006 compared to $42,856, or 0.12% of net sales, during the first thirty-six weeks of fiscal 2005. During the second quarter of fiscal 2005, in response to the Securities and Exchange Commission’s February 7, 2005 letter concerning accounting standards related to leases, the Company adjusted its method of accounting for leases (entered into over the previous twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. As a result, the Company recorded a cumulative pre-tax, non-cash charge of $15,999 to preopening expense in the second quarter of fiscal 2005. Prior periods’ financial results were not restated due to the immateriality of this amount to the consolidated financial statements. Eighteen warehouses were opened (including two relocations) in the first thirty-six weeks of fiscal 2006 compared to 15 warehouses (including five relocations) opened during the first thirty-six weeks of fiscal 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

Provision for Impaired Assets and Closing Costs, Net

The provision for impaired assets and closing costs totaled $1,182 in the third quarter of fiscal 2006 compared to $3,000 in the third quarter of fiscal 2005, and totaled $3,821 in the first thirty-six weeks of fiscal 2006 compared to $9,800 in the first thirty-six weeks of fiscal 2005. Both fiscal 2006 and 2005 provisions include future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property. Two warehouses were relocated in the first thirty-six weeks of fiscal 2006 compared to five warehouses relocated during the first thirty-six weeks of fiscal 2005.

Interest Expense

Interest expense totaled $2,679 in the third quarter of fiscal 2006 compared to $8,476 in the third quarter of fiscal 2005 and $9,326 in the first thirty-six weeks of fiscal 2006 compared to $27,098 in the first thirty-six weeks of fiscal 2005. Interest expense primarily includes interest on the 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes and balances outstanding under the Company’s bank credit facilities and promissory notes. The decrease in the third quarter and first thirty-six weeks of fiscal 2006 was primarily caused by the repayment of the 7 1/8% Senior Notes in June 2005. In addition, interest expense decreased on the 3 1/2% Zero Coupon Notes as note holders converted approximately $12,406 and $177,278 in principal amount of the Notes into common stock in the third quarter and first thirty-six weeks of fiscal 2006, respectively. Interest expense also decreased due to an increase in interest capitalized, as both interest rates and the dollar amount of projects under construction increased. The overall decrease in interest expense for the third quarter and first thirty-six weeks of fiscal 2006 was partially offset by the increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002.

Interest Income and Other

Interest income and other totaled $33,751 in the third quarter of fiscal 2006 compared to $30,159 in the third quarter of fiscal 2005 and totaled $94,516 in the first thirty-six weeks of fiscal 2006 compared to $70,528 in the first thirty-six weeks of fiscal 2005. These increases primarily reflect increased interest income resulting from higher interest rates earned.

Provision for Income Taxes

The effective income tax rate on earnings in the third quarter and first thirty-six weeks of fiscal 2006 was 38.93% and 37.53%, respectively. The rate for the third quarter of fiscal 2006 was impacted by the true-up of prior estimates related to unremitted earnings in Canada. The effective income tax rate on earnings in the third quarter of fiscal 2005 was 37.90%. The rate for the first thirty-six weeks of fiscal 2005 was 32.54%, which included a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). Excluding this one-time income tax benefit, the effective income tax rate on earnings in the first thirty-six weeks of fiscal 2005 was 37.50%. Significant factors that could impact the annual effective tax rate include changes in management’s assessment of the outcome of certain tax matters and the composition of taxable income between domestic and international operations.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The Company’s primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3,301,752 and $3,459,857

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

at May 7, 2006 and August 28, 2005, respectively. Of the $3,301,752 balance, approximately $605,649 represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close.

Net cash provided by operating activities totaled $1,226,441 in the first thirty-six weeks of fiscal 2006 compared to $1,253,583 in the first thirty-six weeks of fiscal 2005. The decrease of $27,142 resulted primarily from a decrease in net merchandise inventories (merchandise inventory less accounts payable) of $195,011. This was offset by the change in receivables, other current assets, deferred income, accrued and other current liabilities of $143,217, principally related to the timing in the payment of income taxes.

Net cash used in investing activities totaled $644,055 in the first thirty-six weeks of 2006 compared to $1,637,941 in the first thirty-six weeks of fiscal 2005, a decrease of $993,886. The decrease in investing activities relates primarily to a decrease in the net investment in short-term investments of $1,121,138 offset by an increase of $127,994 in additions to property and equipment related to the Company’s warehouse expansion and remodel projects. The decrease in the net investment in short-term investments was due to the Company’s stock repurchase activity.

Net cash used in financing activities totaled $653,119 in the first thirty-six weeks of 2006 compared to $260,960 provided by financing activities in the first thirty-six weeks of fiscal 2005. The decrease of $914,079 primarily resulted from the repurchase of common stock in the first thirty-six weeks of fiscal 2006, which used $911,415 of cash. There was no repurchase of common stock in the first thirty-six weeks of fiscal 2005.

Dividends

On April 25, 2006, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.13 per share ($0.52 on an annualized basis), a 13% increase from the $0.115 per share ($0.46 per share on an annualized basis). The dividend was payable on May 26, 2006, to shareholders of record on May 10, 2006.

Expansion Plans

Costco’s primary requirement for new capital is to finance land, building and equipment costs for new warehouses plus the costs of initial warehouse operations and working capital requirements. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $1,300,000 during fiscal 2006 worldwide for real estate, construction, remodeling and equipment for warehouse clubs and related operations. Through the end of the third quarter, the Company incurred expenditures of approximately $756,000. Future expenditures will be financed with a combination of cash provided from operations, the use of cash and cash equivalents and short-term investments, and other financing sources as required. Expansion plans during the remainder of fiscal 2006 are to open an additional ten to eleven new warehouse clubs, including the relocation of one warehouse.

Bank Credit Facilities and Commercial Paper

A wholly-owned Canadian subsidiary has a $180,500 commercial paper program ($167,000 at August 28, 2005) supported by a $54,150 bank credit facility ($50,000 at August 28, 2005) with a Canadian bank, which is guaranteed by the Company and expires in March 2007. At May 7, 2006, there were no amounts outstanding under the Canadian commercial paper program and $2,000 was outstanding under the bank credit facility. At August 28, 2005, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at May 7, 2006 and August 28, 2005, were 4.40% and 4.25%, respectively. At May 7, 2006, standby letters of credit totaling $20,400 issued under the bank credit

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

facility left $33,750 available for commercial paper support. At August 28, 2005, standby letters of credit totaling $23,000 issued under the bank credit facility left $27,000 available for commercial paper support.

The Company’s wholly-owned Japanese subsidiary has a short-term $13,298 bank line of credit that expires in February 2007. At May 7, 2006 and August 28, 2005, $3,546 and $5,477, respectively, were borrowed under the line of credit, and $4,432 and $3,652, respectively, were used to support standby letters of credit. A second $13,298 bank line of credit also expires in February 2007. At May 7, 2006 and August 28, 2005, $6,206 and $9,129, respectively, were borrowed under the second facility. Applicable interest rates on the credit facilities at May 7, 2006 and August 28, 2005, were .68% and .84%, respectively.

The Company’s Korean subsidiary has a short-term $12,775 bank line of credit, which expires in February 2007. At May 7, 2006 and August 28, 2005, no amounts were borrowed under the line of credit and $1,881 and $1,668, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at May 7, 2006 and August 28, 2005 were 5.16% and 4.51%, respectively.

The Company’s Taiwan subsidiary has a $5,373 bank revolving credit facility that expires in January 2007. At May 7, 2006 and August 28, 2005, no amounts were borrowed under the credit facility and $806 and $2,495, respectively, were used to support standby letters of credit. A second $15,804 bank revolving credit facility is in place, which expires in July 2006. At May 7, 2006 and August 28, 2005, no amounts, were borrowed under the second credit facility and $2,134 and $790, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at May 7, 2006 and August 28, 2005, were 3.93% and 3.75%, respectively.

The Company’s wholly-owned United Kingdom subsidiary has a $111,492 bank revolving credit facility expiring in February 2007, and a $55,746 bank overdraft facility renewable on a yearly basis in March 2007. At May 7, 2006, $48,313 was outstanding under the revolving credit facility with an applicable interest rate of 5.05% and no amounts were outstanding under the bank overdraft facility. At August 28, 2005, $39,750 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility.

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

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling $400,280. The outstanding commitments under these facilities at May 7, 2006 and August 28, 2005 totaled $57,683 and $131,169, respectively, including $52,217 and $64,532, respectively, in standby letters of credit.

Financing Activities

During the third quarter and first thirty-six weeks of fiscal 2006, $12,406 and $177,278, respectively, in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 419,000 and 6,051,000 shares of common stock, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

Stock Repurchase Programs

On November 30, 2001, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $500,000 of Costco Common Stock through November 30, 2004. On October 25, 2004, the Board renewed the program for another three years. Through the end of fiscal 2005, the Company repurchased 9,205,100 shares of common stock at an average price of $44.89, totaling approximately $413,000, including commissions.

On August 29, 2005, the Board authorized an additional stock repurchase program of up to $1,000,000. On January 25, 2006, the Board increased the authorization by an additional $1,000,000. During the third quarter of fiscal 2006, the Company purchased 5,319,000 shares at an average price of $54.45, totaling approximately $290,000, including commissions. During the first thirty-six weeks of fiscal 2006, the Company repurchased 18,455,000 shares at an average price of $50.40, totaling approximately $930,000, including commissions, exhausting the remaining amount approved by the Board of Directors in October 2004 and reducing the amount of share value available to be purchased under the plans approved in fiscal 2006 to approximately $1,157,000. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate notional amount of foreign exchange contracts outstanding at May 7, 2006 and August 28, 2005 was $45,106 and $42,466, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases. The Company monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions.

The Company also holds interest rate swaps to manage the interest rate risk associated with its borrowings and the mix of fixed-rate and variable-rate debt. As of May 7, 2006 and August 28, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and an aggregate fair value of $1,062 and $7,688, respectively. This amount was recorded in other current assets as of May 7, 2006 and other assets as of August 28, 2005, on the Company’s condensed consolidated balance sheet. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

Revenue Recognition

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

The Company evaluates the criteria of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue is recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, Costco records the net amounts as commissions earned.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are valued using the last-in, first-out (“LIFO”) method for substantially all U.S. merchandise inventories to the extent the calculated LIFO value does not exceed replacement cost, which approximates the value determined using the first-in, first out (“FIFO”) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the FIFO method. The Company records an adjustment each quarter, if necessary, for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both May 7, 2006 and August 28, 2005, merchandise inventories were valued at FIFO after considering the lower of cost or market principle because the calculated LIFO value exceeded replacement cost.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except earnings per share and warehouse number data) (Continued)

Insurance/Self Insurance Liabilities

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

Stock–Based Compensation

The Company accounts for stock–based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The Company uses the Black–Scholes option–pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (“expected term”); the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimate of fair value of stock–based compensation.

Recent Accounting Pronouncements

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 was adopted in the third quarter of fiscal 2006 and did not impact the Company’s financial statements as rental costs incurred during a construction period were previously expensed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154 beginning in fiscal 2007. The Company does not believe the adoption will have a significant effect on its future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended August 28, 2005.

Item 4—Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of May 7, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended May 7, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 to this report.

PART II—OTHER INFORMATION

(dollars in thousands)

ITEM 1—Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369.

An overtime compensation case brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447.

An action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty v. Costco Wholesale Corporation, United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ). Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

An action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees.

Several putative class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (commenced in the Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Company has removed the case to federal district court, where proceedings are pending on whether the action should be remanded to state court. The Company has also filed a motion to dismiss the complaint on the ground that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. Counsel for the plaintiff in Barmak has also sent a letter purporting to invoke consumer protection statutes in Massachusetts and Texas. In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a certain membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Company has not yet filed responses to these two complaints.

The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s common stock repurchase program activity for the third quarter of fiscal 2006 (amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
February 13 – March 12, 2006	400	$51.82	400	$1,425,566
March 13 – April 9, 2006	2,039	$54.92	2,039	$1,313,558
April 10 – May 7, 2006	2,880	$54.47	2,880	$1,156,700

Total Third Quarter	5,319	$54.45	5,319

(1)	Monthly information is presented by reference to the Company’s fiscal periods during the third quarter of fiscal 2006.
(2)	The Company’s share repurchase program is conducted under authorizations made by the Company’s Board of Directors. The amounts reported in the table are covered by Board authorizations to repurchase shares of common stock as follows: $1 billion authorized in August 2005 (does not expire) and $1 billion authorized in January 2006 (expires after three years). Amounts remaining for repurchase relate to both authorizations.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.1.8	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement—Employee

10.1.9	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement—Non-Executive Director

15.1	Letter of KPMG LLP regarding unaudited financial information

31.1	Rule 13(a) – 14(a) Certifications

32.1	Section 1350 Certifications

99	Report of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION
(Registrant)

Date: June 16, 2006	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: June 16, 2006	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	May 7, 2006	August 28, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,010,448	$2,062,585
Short-term investments	1,291,304	1,397,272
Receivables, net	354,189	399,974
Merchandise inventories	4,415,889	4,014,699
Deferred income taxes and other assets	275,303	211,908

Total current assets	8,347,133	8,086,438

PROPERTY AND EQUIPMENT
Land	2,693,330	2,502,247
Buildings, leaseholds and land improvements	6,067,712	5,622,439
Equipment and fixtures	2,393,023	2,181,740
Construction in progress	153,305	180,604

	11,307,370	10,487,030
Less accumulated depreciation and amortization	(3,033,351)	(2,696,838)

Net property and equipment	8,274,019	7,790,192

OTHER ASSETS	663,175	637,012

	$17,284,327	$16,513,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$60,065	$54,356
Accounts payable	4,439,297	4,213,724
Accrued salaries and benefits	1,025,507	1,025,181
Accrued sales and other taxes	288,031	263,899
Deferred membership income	576,609	500,558
Current portion long-term debt	309,044	3,225
Other current liabilities	793,753	548,031

Total current liabilities	7,492,306	6,608,974
LONG-TERM DEBT, excluding current portion	229,931	710,675
DEFERRED INCOME TAXES AND OTHER LIABILITIES	261,247	254,270

Total liabilities	7,983,484	7,573,919

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	62,222	58,614

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 469,802,000 and 472,480,000 shares issued and outstanding	2,349	2,362
Additional paid-in capital	2,609,409	2,096,554
Other accumulated comprehensive income	265,670	158,039
Retained earnings	6,361,193	6,624,154

Total stockholders’ equity	9,238,621	8,881,109

	$17,284,327	$16,513,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 7, 2006	May 8, 2005	May 7, 2006	May 8, 2005
REVENUE
Net sales	$12,996,942	$11,747,113	$39,446,551	$35,499,635
Membership fees	276,233	249,787	808,553	733,345

Total revenue	13,273,175	11,996,900	40,255,104	36,232,980
OPERATING EXPENSES
Merchandise costs	11,635,052	10,503,661	35,269,073	31,692,212
Selling, general and administrative	1,271,803	1,164,625	3,843,270	3,481,433
Preopening expenses	10,431	9,475	27,422	42,856
Provision for impaired assets and closing costs, net	1,182	3,000	3,821	9,800

Operating income	354,707	316,139	1,111,518	1,006,679
OTHER INCOME (EXPENSE)
Interest expense	(2,679)	(8,476)	(9,326)	(27,098)
Interest income and other	33,751	30,159	94,516	70,528

INCOME BEFORE INCOME TAXES	385,779	337,822	1,196,708	1,050,109
Provision for income taxes	150,184	128,034	449,092	341,716

NET INCOME	$235,595	$209,788	$747,616	$708,393

NET INCOME PER COMMON SHARE:
Basic	$0.50	$0.44	$1.58	$1.50

Diluted	$0.49	$0.43	$1.55	$1.45

Shares used in calculation (000’s)
Basic	470,516	478,248	471,699	472,765
Diluted	480,533	493,282	482,933	492,247
Dividends per share	$0.13	$0.115	$0.36	$0.315

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	36 Weeks Ended
	May 7, 2006	May 8, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$747,616	$708,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	336,728	325,267
Accretion of discount on zero coupon notes	3,762	8,939
Stock-based compensation	65,246	41,600
Undistributed equity earnings in joint ventures	(20,357)	(19,392)
Net loss on sale of property and equipment and other	4,046	5,556
Change in deferred income taxes	(8,634)	2,181
Excess tax benefit from exercise of stock options	(31,211)	—
Change in receivables, other current assets, deferred income, accrued and other current liabilities	309,113	165,896
Increase in merchandise inventories	(346,112)	(351,358)
Increase in accounts payable	166,244	366,501

Total adjustments	478,825	545,190

Net cash provided by operating activities	1,226,441	1,253,583

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(756,051)	(628,057)
Proceeds from the sale of property and equipment	9,366	6,636
Investment in unconsolidated joint venture	—	(15,000)
Purchases of short-term investments	(1,695,643)	(2,659,314)
Maturities of short-term investments	1,626,326	1,448,487
Sales of short-term investments	183,026	203,398
Decrease/(increase) in other assets	(11,079)	5,909

Net cash used in investing activities	(644,055)	(1,637,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	4,726	23,416
Net proceeds from issuance of long-term debt	12,855	5,660
Repayments of long-term debt	(4,051)	(2,762)
Changes in bank checks outstanding	14,017	129,779
Cash dividend payments	(108,852)	(94,827)
Change in minority interests	3,608	(1,783)
Excess tax benefit from exercise of stock options	31,211	—
Exercise of stock options	304,782	201,477
Repurchases of common stock	(911,415)	—

Net cash (used in)/provided by financing activities	(653,119)	260,960

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,596	25,379

Net decrease in cash and cash equivalents	(52,137)	(98,019)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,062,585	2,823,135

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,010,448	$2,725,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes amounts capitalized)	$7,718	$14,445
Income taxes	$317,775	$488,250
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3 1/2% Zero Coupon Convertible Subordinated Notes	$117,278	$280,727

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 7, 2006, Costco operated 477 warehouse clubs: 347 in the United States and three in Puerto Rico; 68 in Canada; 17 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 28 warehouses in Mexico (through a 50%-owned joint venture). The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market as determined primarily by the retail method of accounting and are valued using the last-in, first-out (“LIFO”) method for substantially all U.S. merchandise inventories to the extent the calculated LIFO value does not exceed replacement cost, which approximates the value determined using the first-in, first out (“FIFO”) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting, and are stated using the FIFO method. The Company records an adjustment each quarter, if necessary, for the estimated annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both May 7, 2006 and August 28, 2005, merchandise inventories were valued at FIFO after considering the lower of cost or market principle because the calculated LIFO value exceeded replacement cost.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company’s 1993 Combined Stock Grant and Stock Option Plan (the “1993 Plan”) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002, the 2002 Stock Incentive Plan (the “2002 Plan”) was adopted following shareholder approval. The 2002 Plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 Plan replaces the 1993 Plan and the 1993 Plan has been amended to provide that no more options or stock grants may be issued under such plan. Any shares under the 1993 Plan that remain available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) will be added to the number of shares available for grant under the 2002 Plan. The 2002 Plan authorizes the Company to grant stock options to eligible employees, directors and consultants.

In January 2005, the 2002 Plan was amended following shareholder approval referred to as the Amended and Restated 2002 Stock Incentive Plan (“Amended and Restated 2002 Plan”). The Amended and Restated 2002 Plan authorized the issuance of an additional 10 million shares for option grants and authorized the award of stock bonuses or stock units in addition to stock option grants currently authorized. The number of shares issued as stock bonuses or stock units is limited to one-third of those available for option grants.

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

Options granted under these plans have a ten-year term and generally have a vesting period of five years. At May 7, 2006, options for approximately 24.2 million shares were vested and 20.8 million shares were available for future grants under the plans. No restricted shares or restricted share units have been awarded; however, the Company intends to award restricted share units in the fourth quarter of fiscal year 2006.

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related vesting period based on the fair value at the date the options were granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2003.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

present, the Company is continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For fiscal 2006, the expected stock price volatility is based primarily on the historical volatility of the Company’s stock and to a lesser extent, the six-month implied volatility of its traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to recognize stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the remaining vesting period of the stock options. This resulted in the Company expensing $2,960 and $10,664 in the third quarter and for the first thirty-six weeks of fiscal 2006, respectively, for stock options granted in fiscal 2001 and fiscal 2002. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative expense in the first quarter of fiscal 2006. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the condensed consolidated income statement.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation costs for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the proforma amounts indicated below:

	12 Weeks Ended May 8, 2005	36 Weeks Ended May 8, 2005
Net income, as reported	$209,788	$708,393
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,787	25,985
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,775)	(42,121)

Pro-forma net income	$205,800	$692,257

Net income per share:
Basic – as reported	$0.44	$1.50

Basic – pro-forma	$0.43	$1.46

Diluted – as reported	$0.43	$1.45

Diluted – pro-forma	$0.42	$1.41

Disclosures for the twelve and thirty-six weeks ended May 7, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first thirty-six weeks of fiscal 2006 and 2005:

	2006	2005
Risk free interest rate	4.33%	4.28%
Expected life	5.2 years	6.6 years
Expected volatility	28%	38%
Expected dividend yield	0.99%	1.11%
Weighted-average fair value per option granted	$13.87	$18.01

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the stock option transactions during the first thirty-six weeks of fiscal 2006:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 28, 2005	51,285	$36.14	—	—
Granted	794	46.46	—	—
Exercised	(9,737)	31.30	—	—
Forfeited or expired	(297)	39.88	—	—

Outstanding at May 7, 2006	42,045	37.42	6.28	$810,537

Exercisable at May 7, 2006	24,249	$35.78	4.97	$507,286

The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The Company recognized stock compensation costs of $22,215 and $17,372 in the third quarter of fiscal 2006 and 2005, respectively, and $65,246 and $41,600 in the first thirty-six weeks of fiscal 2006 and 2005, respectively. The related total tax benefit was $7,435 and $21,654 in the third quarter and the first thirty-six weeks of fiscal 2006, respectively. The remaining unrecognized compensation cost related to unvested awards at May 7, 2006, was $263,000 and the weighted-average period of time over which this cost will be recognized is 3.2 years.

Cash received from stock options exercised for the 36 weeks ended May 7, 2006 and May 8, 2005 was $304,782 and $201,477, respectively. During the 36 weeks ended May 7, 2006 and May 8, 2005, the total intrinsic value of options exercised was $199,408 and $112,358, respectively. The actual tax benefit realized from the tax deductions for stock options exercised totaled $57,263 and $35,820 for the 36 weeks ended May 7, 2006 and May 8, 2005, respectively.

The Company issues new shares of common stock upon exercise of stock options.

Stock Repurchase Programs

Under the Company’s authorized stock repurchase program, the Company purchased 18,455,000 shares at an average price of $50.40 for a total amount of $930,050 in the first thirty-six weeks of fiscal 2006. There were no repurchases in the first thirty-six weeks of fiscal 2005. As of May 7, 2006, the Company had $1,156,700 available for additional share repurchases. Repurchased shares are retired.

Recent Accounting Pronouncements

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 was adopted in the third quarter of fiscal 2006 and did not impact the Company’s financial statements as rental costs incurred during a construction period were previously expensed.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154 beginning in fiscal 2007. The Company does not believe the adoption will have a significant effect on its future consolidated financial statements.

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

	12 Weeks Ended		36 Weeks Ended
	May 7, 2006	May 8, 2005	May 7, 2006	May 8, 2005
Net income available to common stockholders used in basic net income per share	$235,595	$209,788	$747,616	$708,393
Interest on convertible bonds, net of tax	513	1,384	2,356	5,599

Net income available to common stockholders after assumed conversions of dilutive securities	$236,108	$211,172	$749,972	$713,992

Weighted average number of common shares used in basic net income per share (000’s)	470,516	478,248	471,699	472,765
Stock options (000’s)	6,498	5,390	5,833	6,215
Conversion of convertible bonds (000’s)	3,519	9,644	5,401	13,267

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	480,533	493,282	482,933	492,247

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (2)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

The diluted share base calculation for the fiscal quarters ended May 7, 2006 and May 8, 2005 excludes 10,903,380 and 13,833,065 stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended May 7, 2006 and May 8, 2005, excludes 11,426,199 and 10,164,904 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

NOTE (3)—INCOME TAXES

The effective income tax rate on earnings in the third quarter and first thirty-six weeks of fiscal 2006 was 38.93% and 37.53%, respectively. The rate for the third quarter of fiscal 2006 was impacted by the true-up of prior estimates related to unremitted earnings in Canada. The effective income tax rate on earnings in the third quarter of fiscal 2005 was 37.90%. The rate for the first thirty-six weeks of fiscal 2005 was 32.54%, which included a one-time $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). Excluding this one-time income tax benefit, the effective income tax rate on earnings in the first thirty-six weeks of fiscal 2005 was 37.50%. Significant factors that could impact the annual effective tax rate include changes in management’s assessment of the outcome of certain tax matters and the composition of taxable income between domestic and international operations.

NOTE (4)—DIVIDENDS

On April 25, 2006, Costco’s Board of Directors announced the declaration of a quarterly cash dividend of $0.13 per share ($0.52 on an annualized basis), a 13% increase from the $0.115 per share ($0.46 per share on an annualized basis). The dividend was payable on May 26, 2006, to shareholders of record on May 10, 2006.

NOTE (5)—COMPREHENSIVE INCOME

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $293,751 and $229,346 for the third quarter of fiscal 2006 and 2005, respectively, and was $855,247 and $831,601 for the first thirty-six weeks of fiscal 2006 and 2005, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

NOTE (6)—LONG-TERM DEBT

During the third quarter of fiscal 2006, $12,406 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 419,000 shares of common stock and during the first thirty-six weeks of fiscal 2006, $177,278 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes was converted by note holders into 6,051,000 shares of common stock.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (7)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corporation, United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corporation, Superior Court for the County of Los Angeles, Case No. BC-296369.

An overtime compensation case brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corporation, Superior Court for the County of Alameda, Case No. RG-04150447.

An action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty v. Costco Wholesale Corporation, United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ). Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

An action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corporation, United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees.

Several putative class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (commenced in the Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Company has removed the case to federal district court, where proceedings are pending on whether the action should be remanded to state court. The Company has also filed a motion to dismiss the complaint on the ground that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. Counsel for the plaintiff in Barmak has also sent a letter purporting to invoke consumer protection statutes in Massachusetts and Texas. In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a certain membership renewal practice. Under that practice, members who pay their renewal fees late generally have their

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Company has not yet filed responses to these two complaints.

The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of its operations.

NOTE (8)—SUBSEQUENT EVENT

Subsequent to the end of its third fiscal quarter, the Company learned that its primary tobacco supplier in Canada intends to displace wholesalers in favor of direct sales to retailers, effective in late August 2006. The vast majority of the Company’s tobacco sales in Canada are wholesale. If effectively implemented, the supplier’s plan could reduce the Company’s consolidated net sales in fiscal 2007 by approximately 1%; effects on earnings per share are expected to be insignificant.

NOTE (9)—SEGMENT REPORTING

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, the United Kingdom and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are based on management responsibility. The investment in the Mexico joint-venture is included only in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 7, 2006
Total revenue	10,764,811	1,728,309	780,055	13,273,175
Operating income	274,926	62,558	17,223	354,707
Depreciation and amortization	96,389	13,902	9,425	119,716
Capital expenditures	174,434	36,754	41,239	252,427

Twelve Weeks Ended May 8, 2005
Total revenue	$9,771,482	$1,489,685	$735,733	$11,996,900
Operating income	261,787	45,808	8,544	316,139
Depreciation and amortization	90,669	11,939	10,211	112,819
Capital expenditures	145,333	29,258	43,968	218,559

Thirty-Six Weeks Ended May 7, 2006
Total revenue	32,545,348	5,334,226	2,375,530	40,255,104
Operating income	865,944	186,373	59,201	1,111,518
Depreciation and amortization	283,340	40,808	28,275	352,423
Capital expenditures	557,101	141,106	57,844	756,051
Long lived assets	6,433,273	1,003,818	836,928	8,274,019
Total assets	13,745,639	1,971,633	1,567,055	17,284,327
Net assets	7,238,985	1,020,286	979,350	9,238,621

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

(unaudited)

NOTE (9)—SEGMENT REPORTING (Continued)

	United States Operations	Canadian Operations	Other International Operations	Total
Thirty-Six Weeks Ended May 8, 2005
Total revenue	$29,451,307	$4,589,929	$2,191,744	$36,232,980
Operating income	800,460	165,598	40,621	1,006,679
Depreciation and amortization	268,463	34,451	28,875	331,789
Capital expenditures	462,328	85,557	80,172	628,057
Long lived assets	6,028,193	761,908	839,478	7,629,579
Total assets	13,414,196	1,883,576	1,484,647	16,782,419
Net assets	6,854,782	1,095,986	912,110	8,862,878

Year Ended August 28, 2005
Total revenue	$43,051,603	$6,728,156	$3,155,469	$52,935,228
Operating income	1,167,736	241,503	65,064	1,474,303
Depreciation and amortization	389,172	50,938	41,728	481,838
Capital expenditures	733,718	139,735	121,978	995,431
Long lived assets	6,170,553	833,637	786,002	7,790,192
Total assets	13,051,374	2,034,420	1,427,848	16,513,642
Net assets	6,796,523	1,192,121	892,465	8,881,109

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