Form 10-K
period 2006-09-03
COSTCO WHOLESALE CORP /NEW
filed 2006-11-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 3, 2006

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

Registrant’s telephone number, including area code: (425) 313-8100

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 Par Value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 10, 2006 was $23,078,211,304.

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 458,268,158.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 31, 2007 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 2006

PART I

Item 1—Business

Costco Wholesale Corporation (“Costco” or the “Company”) began operations in 1983 in Seattle, Washington. In October 1993, we merged with The Price Company, which had pioneered the membership warehouse concept in 1976, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of our non-warehouse assets to Price Enterprises, Inc., we changed our name to Costco Companies, Inc. On August 30, 1999, we reincorporated from Delaware to Washington and changed our name to Costco Wholesale Corporation. Our common stock trades on the NASDAQ under the symbol “COST.”

General

We operate membership warehouses based on the concept that offering our members very low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets and supercenters.

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (“depot”) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for combined shipment to our individual warehouses, generally in less than twenty-four hours. This maximizes freight volume and handling efficiencies, thereby lowering our receiving costs by eliminating many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

Because of our high sales volume and rapid inventory turnover, we generally have the opportunity to sell and be paid for inventory before we are required to pay many of our merchandise vendors, even though we take advantage of early payment discounts. As sales increase and inventory turnover becomes more rapid, a greater percentage of inventory is financed through payment terms provided by vendors rather than by our working capital.

Our typical warehouse format averages approximately 140,000 square feet. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise and the control of inventory. Because shoppers are attracted principally by the availability of low prices, our warehouses need not be located on prime commercial real estate sites or have elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses to less than two-tenths of one percent of net sales in each of the last three fiscal years—well below those of typical discount retail operations.

We generally limit marketing and promotional activities to new warehouse openings, occasional direct mail marketing to prospective new members and direct marketing programs (such as the Costco Connection) to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical retailers, discount retailers and supermarkets. In connection with new warehouse openings, our marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct

Item 1—Business (Continued)

mail or by providing membership offerings to be distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up messages distributed through regular payroll or other organizational communications to employee groups and ongoing direct solicitations to prospective Business and Gold Star members.

Our warehouses generally operate on a seven-day, 69-hour week. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional retailers, discount retailers and supermarkets and due to other operational efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking.

Our merchandising strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than could be obtained through traditional wholesalers, mass merchandisers, supermarkets and supercenters. An important element of this strategy is to carry only those products on which we can provide our members significant cost savings. Items that members may request but that cannot be purchased at prices low enough to pass along meaningful cost savings are often not carried. We seek to limit specific items in each product line to fast-selling models, sizes and colors. Therefore, we carry an average of approximately 4,000 active stockkeeping units (SKUs) per warehouse in our core warehouse business, as opposed to discount retailers and supermarkets that normally stock 40,000 to 60,000 SKUs or more. These practices are consistent with our membership policies of satisfying both the business and personal shopping needs of our wholesale members, thereby encouraging high volume shopping. Many consumable products are offered for sale in case, carton or multiple-pack quantities only. Appliances, equipment and tools often feature commercial and professional models. In keeping with our policy of member satisfaction, our policy is to accept returns of merchandise.

The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2006	2005	2004
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	24%	25%	25%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, garden and patio, sporting goods, furniture, cameras and automotive supplies)	20%	20%	20%
Food (including dry and institutionally packaged foods)	19%	19%	20%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings and small appliances)	12%	12%	13%
Fresh Food (including meat, bakery, deli and produce)	11%	11%	11%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	14%	13%	11%

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses:

	2006	2005	2004
Food Court and Hot Dog Stands	452	427	412
One-Hour Photo Centers	450	423	408
Optical Dispensing Centers	442	414	397
Pharmacies	401	374	359
Gas Stations	250	225	211
Hearing Aid Centers	196	168	143
Print Shops and Copy Centers	9	10	10

Number of warehouses	458	433	417

Our Ecommerce businesses, costco.com in the US and costco.ca in Canada, provide our members additional products generally not found in our warehouses, in addition to services such as digital photo processing, pharmacy, travel and membership services.

Our warehouses accept cash, checks, certain debit cards, American Express and a private label Costco credit card. Losses associated with dishonored checks have been minimal as members who have issued dishonored checks are identified and prevented from cashing checks at the point of sale until restitution is made.

We have direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained from any one of these or any other single supplier. We have not experienced any difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without experiencing a substantial disruption of our business. We also purchase selected private label merchandise, as long as quality and customer demand are comparable and the value to our members is greater.

Financial information of our segments and geographic areas is included in Note 12, Segment Reporting, to the accompanying consolidated financial statements.

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on our operations, except an increased level of net sales and earnings during the winter holiday season. Fiscal year 2006 was a 53-week year, and fiscal years 2005 and 2004 each consisted of 52 weeks.

Membership Policy

Our membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue, which allows us to offer low prices.

Item 1—Business (Continued)

Members can utilize their memberships at any Costco warehouse location. We have two primary types of members: Business, and Gold Star (individual). In addition, members can upgrade to an Executive Membership. We continue to experience strong member renewal rates, currently at 86.5%. As of September 3, 2006, our membership base was made up of the following (in thousands):

Gold Star	17,338
Business	5,214

Total primary cardholders	22,552
Add-on cardholders	25,127

Total cardholders	47,679

Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of $50 for the primary and spouse membership card, with add-on membership cards available for an annual fee of $40 (including a free spouse card). A significant number of our business members also shop at Costco for their personal needs.

Individual memberships (Gold Star memberships) are available to individuals who do not qualify for a Business membership. Individual members generally pay an annual membership fee of $50, which includes a spouse card.

Executive Membership is available to all members in the U.S. and Canada for an annual fee of $100. The Executive Membership program offers members additional savings and benefits on various business and consumer services offered by Costco, such as merchant credit card processing, small business loans, auto and home insurance, long-distance telephone service, check printing, and real estate and mortgage services. The services offered are generally provided by third-party providers and vary by state. In addition, Executive members may qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. At the end of fiscal 2006, Executive members represented 23% of our primary membership base and generated approximately 45% of our consolidated net sales.

Labor

As of September 3, 2006, our employee count approximated:

Full-time employees	71,000
Part-time employees	56,000

Total employees	127,000

The number of employees above includes approximately 8,000 individuals who were employed by Costco Mexico (a 50%-owned joint venture), which is not consolidated in our financial statements. Approximately 13,800 hourly employees in certain of our locations in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location and member service. In addition to other membership warehouse operators, we

Item 1—Business (Continued)

compete with a wide range of national and regional retailers and wholesalers, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations, as well as E-commerce businesses. Over 1,178 warehouse club locations exist across the U.S. and Canada, including our 426 North American warehouses, and every major metropolitan area has one, if not several, club operations. Wal-Mart has become the largest retailer in the world and has expanded further into various food merchandising formats. Target and Kohl’s have also emerged as significant retail competitors. Low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Best Buy and Barnes & Noble, have significant market share in their respective categories.

Regulation

Certain state laws require that we apply minimum markups to our selling prices for specific goods, such as tobacco products, alcoholic beverages and gasoline. While compliance with such laws may cause us to charge somewhat higher prices than we otherwise would charge, other retailers are also typically governed by the same restrictions, and we believe that compliance with such laws does not have a material adverse effect on our operations.

It is our policy to sell at lower than manufacturers’ suggested retail prices. Some manufacturers attempt to maintain the resale price of their products by refusing to sell to us or to other purchasers that do not adhere to suggested retail prices or that otherwise sell at discounted prices. To date, we believe that we have not been materially affected by our inability to purchase directly from such manufacturers. Both federal and state legislation is proposed from time to time which, if enacted, would restrict our ability to purchase goods or extend the application of laws enabling the establishment of minimum prices. We cannot predict the effect on our business of the enactment of such federal or state legislation.

Certain states, counties and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. We believe that, if enacted, such laws and regulations could have a material adverse effect on our operations.

Available Information

We maintain an internet website at www.costco.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such material with, or furnishing such documents to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A—Risk Factors

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements.

Item 1A—Risk Factors (Continued)

The risks described below could materially and adversely affect our business, financial condition or results of operations. They could cause our actual results to differ materially from our historical experience and from results predicted by our forward-looking statements. Those statements may relate to such matters as sales growth, increases in comparable store sales, impact of cannibalization, commodity price changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction and the demand for our products and services. All of our forward-looking statements are qualified by the risks described below. These risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or that we currently consider immaterial.

We face strong competition from other retailers and wholesale club operators, which could adversely affect our financial performance.

The retail business is highly competitive. We compete for members, employees, warehouse sites, products and services and in other important respects with many other local, regional and national retailers, both in the United States and in foreign countries. We compete with other wholesale club operators, discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as e-commerce retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter stores, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to members, location, store hours and price. Our ability to respond effectively to competitive pressures and changes in the retail markets could adversely affect our financial performance. Some competitors may have greater financial resources, better access to merchandise, and greater market penetration than we do.

General economic factors, domestically and internationally, may adversely affect our financial performance.

Higher interest rates, energy costs, inflation, levels of unemployment, consumer debt levels, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell that adversely affects profitability. These factors can also increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and results. General economic conditions can also be affected by the outbreak of war, acts of terrorism or other significant national or international events.

Our growth strategy includes expanding our business, both in existing markets and by opening warehouses in new markets.

Our future growth is dependent, in part, on our ability to build or lease new warehouses. We compete with other retailers and businesses for suitable locations for our warehouses. Local land use, local zoning issues, environmental regulations and other regulations applicable to the types of warehouses we desire to construct may impact our ability to find suitable locations, and also influence the cost of constructing and leasing our warehouses. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. Failure to manage these and other similar factors effectively will affect our ability to build or lease new warehouses, which may have a material adverse affect on our future profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our warehouses typically draw members from their local areas, a new warehouse may draw members away from our nearby existing warehouses and may cause comparable warehouse sales performance and member traffic at those existing warehouses to decline.

Item 1A—Risk Factors (Continued)

We also intend to open warehouses in new markets. The risks associated with entering a new market include difficulties in attracting members due to a lack of familiarity with us, our lack of familiarity with local member preferences and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. While we have a track record of profitable growth, in new markets we cannot ensure that our new warehouses will be profitably deployed; as a result, our future profitability may be materially adversely affected.

Any inability to open new warehouses on schedule could hurt our financial performance.

We expect to increase our presence in existing markets and enter new markets. Our opening of new warehouses, domestically and internationally, will depend on our ability to: identify and secure suitable locations; negotiate leases or real estate purchase agreements on acceptable terms; attract and train qualified employees; and manage preopening expenses, including construction costs. We compete with other retailers and businesses for suitable locations for our warehouses. Our ability to open new warehouses also is affected by environmental regulations, local zoning issues and other laws related to land use. Failure to effectively manage these and other similar factors will affect our ability to open warehouses on schedule, which could adversely affect our financial performance.

We are highly dependent on the financial performance of our United States and Canada operations.

Our financial performance is highly dependent on our United States and Canada operations, which comprised 94% of consolidated net sales in both fiscal 2006 and 2005. Within the United States, we are highly dependent on our California operations, which comprised 31% and 30% of consolidated net sales in fiscal 2006 and 2005, respectively. Any substantial or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our United States and Canada operations could arise from, among other things: failing to meet annual targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets; and failing consistently to provide high quality products and innovative new products to retain our existing member base and attract new members.

Risks associated with the suppliers from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. Effective global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. We may also face changes in the cost to us of accepting various payment methods and changes in the rate of utilization of these payment methods by our members.

Item 1A—Risk Factors (Continued)

We may not timely identify or effectively respond to consumer trends, which could adversely affect our relationship with our members, the demand for our products and services, and our market share.

It is difficult to consistently and successfully predict the products and services our members will demand. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could adversely affect our relationship with our members, the demand for our products and services and our market share.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, impairment of long-lived assets and warehouse closing costs, inventories, self insurance, stock-based compensation, income taxes, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our financial performance.

Our international operations could form a larger portion of our net sales in future years. Future operating results internationally could be negatively affected by a variety of factors, many beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws and regulations of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the United States.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

We have made and will continue to make significant technology investments both in our warehouses and in our administrative functions. The cost and potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits or the technology might fail.

Market expectations for our financial performance is high.

We believe that the price of our stock reflects high market expectations for our future operating results. Any failure to meet these expectations for our comparable warehouse sales growth rates, earnings per share and new warehouse openings could cause the market price of our stock to drop.

Item 1A—Risk Factors (Continued)

Cost related to natural disasters could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes or earthquakes (particularly in California where over 30% of our net sales are generated) could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our depots or warehouses within a country in which we are operating and the temporary reduction in the availability of products in our warehouses.

We are subject to a wide variety of federal, state, regional, local and international laws and regulations relating to the use, storage, discharge, and disposal of hazardous materials and hazardous and non-hazardous wastes, and other environmental matters.

While we believe that our operations are currently in material compliance with all environmental laws, any failure to comply with these laws could result in costs to satisfy environmental compliance, remediation requirements, or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect our operations.

We are involved in a number of legal proceedings, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.

We are involved in a number of legal proceedings, including consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that our receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Item 1A—Risk Factors (Continued)

The foregoing list of important factors is not exclusive and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At September 3, 2006, Costco operated 458 warehouse clubs: 358 in the United States (in 37 states and Puerto Rico); 68 in Canada (in 9 Canadian provinces); 18 in the United Kingdom (15 in England; 3 in Scotland); 5 in Korea; 4 in Taiwan; and 5 in Japan. The following is a summary of owned and leased warehouses by region:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States	281	77	358
Canada	59	9	68
United Kingdom	16	2	18
Korea	2	3	5
Taiwan	0	4	4
Japan	1	4	5

Total	359	99	458

(1)	57 of the 99 leases are land leases only where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2006:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2002 and prior	290	60	24	374	374
2003	19	1	3	23	397
2004	18	2	0	20	417
2005	11	2	3	16	433
2006	20	3	2	25	458
2007 (expected through 12/31/06)	16	3	1	20	478

Total	374	71	33	478

At September 3, 2006, we operated 29 warehouses in Mexico (through a 50%-owned joint venture). These warehouses are not included in the number of warehouses open in any period because the joint venture is accounted for using the equity method, and its operations are not consolidated in our financial statements.

Item 2—Properties (Continued)

At the end of fiscal 2006 our warehouses contained approximately 64.2 million square feet of operating floor space: 50.7 million in the United States, 9.1 million in Canada and 4.4 million in other international locations, excluding Mexico.

Our executive offices are located in Issaquah, Washington and occupy approximately 395,000 square feet. We operated eight regional offices in the United States, two regional offices in Canada and four regional offices internationally at the end of fiscal 2006, containing approximately 309,000 square feet. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. At the end of fiscal 2006, we operated eleven depots in the United States, three in Canada and two internationally, excluding Mexico, consisting of approximately 6.5 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Submission of Matters to a Vote of Security Holders

Our annual meeting is scheduled for 4:00 p.m. on January 31, 2007, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in our proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information on our common stock repurchase program activity for the fourth quarter of fiscal 2006 (amounts in thousands, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(2)
May 8–June 4, 2006	2,044	$54.55	2,044	$1,045,207
June 5–July 2, 2006	3,334	53.67	3,334	866,281
July 3–July 30, 2006	2,924	53.60	2,924	2,709,531
July 31–September 3, 2006	1,650	50.91	1,650	2,625,534

Total Fourth Quarter	9,952	$53.37	9,952

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter of fiscal 2006.

(2)	Our share repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by Board authorizations to repurchase shares of common stock as follows: $1 billion authorized in January 2006 (expires after three years) and $2 billion authorized in July 2006 (expires after 3 years). Amounts remaining for repurchase relate to both authorizations.

MARKET INFORMATION AND DIVIDEND POLICY

Our common stock is traded on the National Market tier of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “COST.” On October 31, 2006 we had 8,172 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
Fiscal 2006:
Fourth Quarter	$57.58	$46.79	$0.130
Third Quarter	56.70	50.11	0.130
Second Quarter	51.00	48.29	0.115
First Quarter	50.14	41.36	0.115
Fiscal 2005:
Fourth Quarter	46.62	42.04	0.115
Third Quarter	47.00	40.17	0.115
Second Quarter	49.69	45.51	0.100
First Quarter	49.74	39.99	0.100

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are our profitability and expected capital needs. Subject to qualifications stated above, we presently expect to pay dividends on a quarterly basis.

EQUITY COMPENSATION PLANS

Information related to our equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 6—Selected Financial Data

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements.

SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

As of and for the fiscal year ended(1)	Sept. 3, 2006 (53 weeks)	Aug. 28, 2005 (52 weeks)	Aug. 29, 2004 (52 weeks)	Aug. 31, 2003 (52 weeks)	Sept. 1, 2002 (52 weeks)
RESULTS OF OPERATION
Net sales	$58,963,180	$51,879,070	$47,148,627	$41,694,561	$37,994,608
Merchandise costs	52,745,497	46,346,961	42,092,016	37,235,383	33,983,121

Gross Margin	6,217,683	5,532,109	5,056,611	4,459,178	4,011,487

Membership fees	1,188,047	1,073,156	961,280	852,853	769,406
Operating income	1,625,632	1,474,303	1,385,648	1,156,628	1,131,535
Net income	1,103,215	1,063,092	882,393	721,000	699,983
Net income per diluted share	2.30	2.18	1.85	1.53	1.48
Dividends per share	$0.49	$0.43	$0.20	$—	$—

Increase in comparable warehouse sales:
United States	7%	6%	9%	4%	7%
International	11%	11%	14%	10%	2%

Total	8%	7%	10%	5%	6%

BALANCE SHEET DATA
Working capital	$412,891	$1,477,464	$1,098,549	$700,431	$180,806
Net property and equipment	8,564,295	7,790,192	7,219,829	6,960,008	6,523,619
Total assets	17,495,070	16,665,205	15,092,548	13,191,688	11,620,263
Short-term borrowings	41,385	54,356	21,595	47,421	103,774
Long-term debt	215,369	710,675	993,746	1,289,649	1,210,638
Stockholders’ equity	$9,143,439	$8,881,109	$7,624,810	$6,554,980	$5,694,237

WAREHOUSE INFORMATION
Warehouses in Operation(2)
Beginning of year	433	417	397	374	345
Opened(3)	28	21	20	29	35
Closed(3)	(3)	(5)	—	(6)	(6)

End of Year	458	433	417	397	374

(1)	Certain reclassifications have been made to prior fiscal years to conform to the presentation adopted in the current fiscal year.

(2)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

(3)	Includes relocations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our fiscal year ends on the Sunday closest to the end of August. Fiscal year 2006, ended September 3, 2006, included 53 weeks, with the 53rd week falling in the fiscal fourth quarter. The fiscal years ended August 28, 2005 and August 29, 2004, each included 52 weeks.

Key items for fiscal year 2006 included:

•	Net sales in fiscal 2006 (53 weeks) increased 13.7% over fiscal 2005 (52 weeks), driven by an increase in comparable sales (sales in warehouses open for at least one year) of 8% and the opening of 25 (net of relocations) new warehouses;

•	Membership fees for fiscal 2006 increased 10.7% to $1.2 billion, representing new member sign-ups at new warehouses opened during the fiscal year, increased penetration of the Executive Membership program, and continued strong member renewal rates;

•	We increased annual membership fees by $5 for our U.S. and Canada Gold Star (individual), Business, and Business Add-on Members, effective May 1, 2006, for new members and July 1, 2006, for existing members;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales declined eleven basis points over the prior year, primarily due to increased penetration of the Executive Membership two-percent reward program;

•	Selling, general and administrative expenses as a percentage of net sales improved four basis points over the prior year, largely due to increased expense leverage of warehouse payroll and a lower rate of increase in workers’ compensation costs, somewhat offset by higher stock-based compensation expense;

•	Net income for fiscal 2006 was $1.1 billion, or $2.30 per diluted share, compared to $1.06 billion, or $2.18 per diluted share, in fiscal 2005. The fiscal 2005 results included several non-recurring items that in the aggregate positively impacted that years reported earnings by approximately $0.14 per diluted share;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.115 to $0.13 per share in April 2006; and

•	We repurchased 28.4 million shares of our common stock, expending approximately $1.5 billion at an average cost of $51.44 per share.

Results of Operations (dollars in thousands, except per share data)

Net Sales

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net sales	$58,963,180	$51,879,070	$47,148,627
Net sales increase	13.7%	10.0%	13.1%
Increase in comparable warehouse sales	8%	7%	10%
Warehouse openings (net of relocations)	25	16	20

2006 vs. 2005

Net sales increased 13.7% to $58.96 billion in fiscal 2006, from $51.88 billion in fiscal 2005. The increase was due to comparable warehouse sales growth of 8%, the opening of 25 new warehouses (28 opened, 3 closed due to relocations) during fiscal 2006 and one additional week of sales in fiscal 2006.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in prices of merchandise, with the exception of gasoline, did not materially affect the sales increase. Gasoline sales contributed to the 13.7% increase in net sales by approximately 235 basis points for fiscal 2006, with approximately 70% of this increase related to the change in price. In addition, translation of foreign sales into U.S. dollars contributed to the increase in sales due to stronger foreign currencies, accounting for approximately 87 basis points of the comparable year-over-year sales increase.

2005 vs. 2004

Net sales increased 10.0% to $51.88 billion in fiscal 2005 from $47.15 billion in fiscal 2004. The increase was due to comparable warehouse sales growth of 7% and to the opening of 16 new warehouses (21 opened, 5 closed due to relocations) during fiscal 2005. Net sales were reduced by the implementation of Emerging Issues Task Force (EITF) Issue No. 03-10, “Application of Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” (EITF 03-10) which was effective at the beginning of our fiscal 2004 third quarter. EITF 03-10, which primarily impacts our vendor coupon programs, reduces net sales and merchandise costs by an equal amount and does not affect our consolidated gross margin or net income. Had EITF 03-10 been in effect for the comparable periods in fiscal 2004, the net sales increase in fiscal 2005 would have been 10.5% and the comparable sales increase for fiscal 2005 would have been 8%.

Changes in prices of merchandise, with the exception of gasoline, did not materially affect the sales increase. Gasoline sales contributed to the 10.0% increase in net sales by approximately 155 basis points for fiscal 2005, with approximately 62% of this increase related to the change in price. In addition, translation of foreign sales into U.S. dollars contributed to the increase in sales due to stronger foreign currencies, accounting for approximately 134 basis points of the comparable year-over-year sales increase.

Membership Fees

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Membership fees	$1,188,047	$1,073,156	$961,280
Membership fees increase	10.7%	11.6%	12.7%
Membership fees as a percent of net sales	2.02%	2.07%	2.04%
Total cardholders	47,679	45,258	42,416

2006 vs. 2005

Membership fees increased 10.7% to $1.19 billion, or 2.02% of net sales, in fiscal 2006 from $1.07 billion, or 2.07% of net sales, in fiscal 2005. This increase was primarily due to additional membership sign-ups at the 25 new warehouses opened in fiscal 2006, increased penetration of the Executive Membership program, and high overall member renewal rates consistent with recent years, currently 86.5%.

In April 2006, we announced plans to increase annual membership fees by $5 for our U.S. and Canada Gold Star (individual), Business, and Business Add-on Members, effective May 1, 2006 for new members and July 1, 2006 for renewals. Approximately 15 million members will be affected by this increase. Membership fees are accounted for on a deferred basis, whereby membership fee revenue is recognized ratably over the one-year term of the membership, which will have the effect of spreading the full realization of the increase over the next two fiscal years.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2005 vs. 2004

Membership fees increased 11.6% to $1.07 billion, or 2.07% of net sales, in fiscal 2005 from $961 million, or 2.04% of net sales, in fiscal 2004. This increase was primarily due to additional membership sign-ups at the 16 new warehouses opened in fiscal 2005, increased penetration of our Executive Membership program and a high overall member renewal rate of 86%.

Gross Margin

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Gross margin	$6,217,683	$5,532,109	$5,056,611
Gross margin increase	12.4%	9.4%	13.4%
Gross margin as a percent of net sales	10.55%	10.66%	10.73%

2006 vs. 2005

Gross margin was $6.22 billion in fiscal 2006 or 10.55% of net sales, compared to $5.53 billion or 10.66% of net sales in fiscal 2006. This eleven basis point decrease reflected increased penetration of the Executive Membership two-percent reward program and increased spending by executive members, which decreased gross margin by ten basis points. Additionally, a decrease of four basis points in gross margin in our merchandise departments and warehouse ancillary businesses was primarily due to changes in the sales mix, with higher sales penetration of lower margin departments and slightly lower overall gross margins in our hardlines and softlines categories. These decreases were partially offset by a three basis point improvement due to the absence of a charge to inventories following the last-in, first-out (LIFO) method.

2005 vs. 2004

Gross margin increased 9.4% to $5.53 billion, or 10.66% of net sales, in fiscal 2005 from $5.06 billion, or 10.73% of net sales in fiscal 2004. This seven basis point decrease in gross margin as a percentage of net sales reflected a decrease of three basis points in gross margin in our merchandise departments. The three basis point decrease in merchandising is largely due to changes in the sales mix, with higher penetration of lower margin departments. This effect was offset by gross margin gains in most of our merchandise departments, as well as our international operations. Gross margin as a percentage of net sales was positively impacted by five basis points due to the implementation of EITF 03-10, whereby net sales and merchandise costs were reduced equally. The gross margin percentage was reduced by ten basis points due to the increased penetration of the Executive Member two-percent reward program, increased spending by Executive members and the resulting increases in the related costs.

The gross margin figures reflect accounting for most U.S. merchandise inventories on the LIFO method. Fiscal 2005 included a $13.0 million LIFO charge (increase in merchandise costs), while fiscal 2004 included a $6.0 million LIFO charge. The impact of the LIFO adjustment on a year-over-year basis negatively impacted gross margin, as a percentage of sales, by one additional basis point.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Selling, general and administrative expense	$5,732,141	$5,061,339	$4,600,792
Selling, general and administrative expense as a percent of net sales	9.72%	9.76%	9.76%

2006 vs. 2005

Selling, general and administrative (SG&A) expenses were $5.73 billion, or 9.72% of net sales in fiscal 2006, compared to $5.06 billion, or 9.76% of net sales in fiscal 2005. Improved warehouse and central operating costs positively impacted SG&A by approximately nine basis points, primarily due to increased expense leverage of warehouse payroll, which was positively impacted by strong comparable warehouse sales and a lower rate of increase in workers’ compensation costs. This improvement was partially offset by an increase in stock-based compensation cost of approximately five basis points in fiscal 2006.

2005 vs. 2004

SG&A expenses were $5.06 billion, or 9.76% of net sales, in fiscal 2005 compared to $4.60 billion, or 9.76% of net sales, in fiscal 2004. Had EITF 03-10 been in effect for all of fiscal 2004, SG&A expenses as a percent of net sales would have shown improvement of four basis points as a percent of net sales in fiscal 2005.

For fiscal 2005, warehouse and central operating costs positively impacted SG&A comparisons year-over-year by approximately ten basis points, primarily due to improved payroll utilization at the warehouse level, including increased leverage from increased comparable sales and cost control measures employed in employee benefits, primarily health care. This improvement was offset by the implementation of EITF 03-10, which negatively impacted SG&A as a percentage of net sales by five basis points, and an increase in stock-based compensation costs approximating six basis points year-over-year.

Preopening Expenses

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Preopening expenses	$42,504	$53,230	$30,451
Preopening expenses as a percent of net sales	0.07%	0.10%	0.07%
Warehouse openings	28	21	20
Relocations	(3)	(5)	—

Warehouse openings, net of relocations	25	16	20

2006 vs. 2005

Preopening expenses totaled $42.5 million, or 0.07% of net sales, during fiscal 2006 compared to $53.2 million, or 0.10% of net sales, during fiscal 2005. During fiscal 2005, in response to the February 7, 2005 letter of the Securities and Exchange Commission (SEC) concerning accounting standards related to leases, we adjusted our method of accounting for leases (entered into over the previous twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. We recorded a cumulative pre-tax, non-cash charge of $16.0 million to preopening expense in the second quarter of fiscal 2005. Twenty-eight warehouses (including three relocations) were opened in fiscal 2006 compared to the opening of

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

twenty-one warehouses (including five relocations) in fiscal 2005. Preopening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

2005 vs. 2004

Preopening expenses totaled $53.2 million, or 0.10% of net sales, during fiscal 2005 compared to $30.5 million, or 0.07% of net sales, during fiscal 2004. As discussed above, fiscal 2005 included a cumulative pre-tax, non-cash charge of $16.0 million to preopening expense related to an adjustment to the method of accounting for leases. Twenty-one warehouses (including five relocations) were opened in fiscal 2005 compared to the opening of 20 warehouses in fiscal 2004. Preopening expenses also include costs related to remodels and expanded ancillary operations at existing warehouses.

Provision for Impaired Assets and Closing Costs, net

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Provision for Impaired Assets and Closing Costs, net:
Warehouse closing expenses	$3,762	$11,619	$16,548
Impairment of long-lived assets	—	3,893	—
Net losses (gains) on the sale of real property	1,691	881	(15,548)

Total	$5,453	$16,393	$1,000

Provision for Impaired Assets and Closing Costs, net as a percent of net sales	0.01%	0.03%	0.00%

2006 vs. 2005

The net provision for impaired assets and closing costs was $5.5 million in fiscal 2006, compared to $16.4 million in fiscal 2005. The provision includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, and losses or gains resulting from the sale of real property. The provision for fiscal 2006 included charges of $3.8 million for warehouse closing expenses and $1.7 million for net losses on the sale of real property. The provision for fiscal 2005 included charges of $3.9 million for impairment of long-lived assets, $11.6 million for warehouse closing expenses and $0.9 million for net losses on the sale of real property.

2005 vs. 2004

The net provision for impaired assets and closing costs was $16.4 million in fiscal 2005, compared to $1.0 million in fiscal 2004. The provision for fiscal 2005 included charges of $3.9 million for impairment of long-lived assets, $11.6 million for warehouse closing expenses and $0.9 million for net losses on the sale of real property. The provision for fiscal 2004 included charges of $16.5 million for warehouse closing expenses that were offset by gains of $15.5 million on the sale of real property.

The reserve for warehouse closing costs at the end of fiscal 2006 and 2005 included:

	September 3, 2006	August 28, 2005
Reserve for warehouse closing costs:
Future lease obligations	$5,950	$9,118
Other	1,091	438

Total	$7,041	$9,556

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Interest expense	$12,570	$34,437	$36,651

2006 vs. 2005

Interest expense totaled $12.6 million in fiscal 2006, compared to $34.4 million in fiscal 2005. Interest expense in fiscal 2006 primarily included interest on the 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Notes, and balances outstanding under our bank credit facilities and promissory notes. In fiscal 2005, interest expense also included interest on the 7 1/8% Senior Notes. The decrease in interest expense in fiscal 2006 resulted primarily from the repayment of the 7 1/8% Senior Notes in June 2005. In addition, interest expense decreased on the 3 1/2% Zero Coupon Notes as note holders converted approximately $190.9 million in principal amount of the Notes into common stock. The amount of interest capitalized increased in fiscal 2006, contributing to the decrease in interest expense, as both interest rates and the dollar amount of projects under construction increased. The overall decrease in interest expense in fiscal 2006 was partially offset by the increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002.

2005 vs. 2004

Interest expense totaled $34.4 million in fiscal 2005, compared to $36.7 million in fiscal 2004. Interest expense in both fiscal 2005 and 2004 included interest on the 3 1/2% Zero Coupon Notes, the 7 1/8% and 5 1/2% Senior Notes, and on balances outstanding under our bank credit facilities and promissory notes. The decrease was primarily a result of a decrease in interest on our 3 1/2% Zero Coupon Notes as note holders converted approximately $280.8 million in principle amount of the Notes into common stock during fiscal 2005. Additionally, capitalized interest increased year-over-year as interest rates and construction costs increased in fiscal 2005 over fiscal 2004. These decreases were partially offset by increases in interest on the Senior Notes as these fixed rate instruments were swapped into variable rate debt in November 2001 and March 2002, which was mitigated by the fact that the 7 1/8% Senior Notes matured and were repaid on June 15, 2005.

Interest Income and Other

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Interest income and other	$138,355	$109,096	$51,627

2006 vs. 2005

Interest income and other totaled $138.4 million in fiscal 2006, compared to $109.1 million in fiscal 2005. This increase primarily reflects increased interest income resulting from higher interest rates earned, as well as an extra week in fiscal 2006 as compared to fiscal 2005.

2005 vs. 2004

Interest income and other totaled $109.1 million in fiscal 2005, compared to $51.6 million in fiscal 2004. The increase primarily reflects increased interest income resulting from higher cash and cash equivalents balances and short-term investments on hand throughout fiscal 2005, as well as higher interest rates earned on the balances as compared to fiscal 2004.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Income tax expense	$648,202	$485,870	$518,231
Effective tax rate	37.01%	31.37%	37.00%

The effective income tax rate on earnings in fiscal 2006, 2005 and 2004 was 37.01%, 31.37% and 37.00%, respectively. The low rate in fiscal 2005 was primarily attributable to a non-recurring $54.2 million income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and a net tax benefit on excess foreign tax credits on unremitted foreign earnings of $20.6 million. Excluding these benefits the effective income tax rate on earnings in fiscal 2005 would have been 36.2%.

Net Income

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net income	$1,103,215	$1,063,092	$882,393
Net income increase	3.8%	20.5%	22.4%
Net income as a percentage of net sales	1.87%	2.05%	1.87%
Diluted earnings per share	$2.30	$2.18	$1.85
Shares used to calculate diluted earnings per share	480,341	492,035	482,459
Diluted earnings per share increase	6%	18%	21%

2006 vs. 2005

Net income for fiscal 2006 increased 3.8%, to $1.10 billion or $2.30 per diluted share, from $1.06 billion or $2.18 per diluted share, during fiscal 2005. The fiscal 2005 results included several non-recurring items that in the aggregate positively impacted reported earnings for all of fiscal 2005 by approximately $0.14 per share: a $54.2 million (approximately $0.11 per diluted share) income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada; a cumulative pre-tax, non-cash charge to preopening expenses of $16.0 million (approximately $0.02 per diluted share) related to a correction to our method of accounting for ground leases; and a net tax benefit with respect to excess foreign tax credits on unremitted foreign earnings recorded in the fourth quarter of $20.6 million (approximately $0.04 per diluted share). Exclusive of these items, fiscal 2005 earnings were $2.04 per diluted share. Fiscal 2006’s earnings per diluted share represents an increase of 13% over that figure.

2005 vs. 2004 Net Income

Net income for fiscal 2005 increased 20.5% to $1.06 billion, or $2.18 per diluted share, from $882.4 million, or $1.85 per diluted share, during fiscal year 2004. As discussed above, the fiscal 2005 results included several non-recurring items that in the aggregate positively impacted reported earnings for all of fiscal 2005 by approximately $0.14 per share. Exclusive of these items, fiscal 2005 earnings were $2.04 per diluted share, which represents an increase of 10% over fiscal 2004 earnings per diluted share.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (dollars in thousands, except per share amounts)

The following table itemizes components of our most liquid assets:

	September 3, 2006	August 28, 2005
Cash and cash equivalents	$1,510,939	$2,062,585
Short-term investments	1,322,181	1,397,272

Total	$2,833,120	$3,459,857

Our primary sources of liquidity are cash flows generated from warehouse operations and our existing cash and cash equivalents and short-term investments balances, which were $2.83 billion and $3.46 billion at September 3, 2006 and August 28, 2005, respectively. Of these balances, approximately $594 million and $522 million at September 3, 2006 and August 28, 2005, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the year-end close. The decrease in our most liquid assets of $627 million to $2.83 billion at September 3, 2006 was due primarily to the repurchase of our common stock, the acquisition of property and equipment related to warehouse expansion and the payment of cash dividends.

Net cash provided by operating activities totaled $1.83 billion in fiscal 2006 compared to $1.78 billion in fiscal 2005, an increase of $51 million. This increase is attributable to higher net income and an increase in cash flow from operating assets and liabilities of $338 million, offset by an increase in net merchandise inventories (merchandise inventory less accounts payable) of $388 million.

Net cash used in investing activities totaled $1.15 billion in fiscal 2006 compared to $2.05 billion in fiscal 2005. The decrease relates primarily to a decrease in the net investment in short-term investments of $1.16 billion, offset by an increase of $217 million in additions to property and equipment related to warehouse expansion and remodel projects. The decrease in the net investment in short-term investments was due primarily to our stock repurchase activity.

Net cash used in financing activities totaled $1.23 billion in fiscal 2006 compared to $519 million in fiscal 2005. The increase of $715 million primarily resulted from the repurchase of common stock in fiscal 2006, which used $1.44 billion of cash, compared to $413 million in fiscal 2005. In addition, $304 million was used in fiscal 2005 for the repayment of the 7 1/8% Senior Notes.

Dividends

In April 2006, our quarterly cash dividend was increased from $0.115 to $0.13 per share. Our cash dividends paid in fiscal 2006 totaled $0.49 per share. In fiscal 2005, we paid quarterly cash dividends totaling $0.43 per share. Our current quarterly dividend rate is $0.13 per share or $0.52 per share on an annualized basis.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

Our commitments at year end to make future payments under contractual obligations were as follows, as of September 3, 2006:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)	$523,391	$317,959	$57,358	$60,046	$88,028
Capital lease obligations and other(1)	20,928	8,152	4,666	2,034	6,076
Operating leases(2)	1,647,683	130,259	237,373	200,052	1,079,999
Purchase obligations (merchandise)(3)	3,538,948	3,538,096	852	—	—
Purchase obligations (building, equipment, services and other)(4)	385,650	350,721	29,563	5,366	—
Other(5)	11,809	1,703	2,852	2,692	4,562

Total	$6,128,409	$4,346,890	$332,664	$270,190	$1,178,665

(1)	Amounts include contractual interest payments.

(2)	Operating lease obligations have been reduced by $162,120 to reflect sub-lease income.

(3)	Includes open merchandise purchase orders.

(4)	The amounts exclude minor outsourced services negotiated at the individual warehouse level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)	Consists of asset retirement and deferred compensation obligations.

Expansion Plans

Our primary requirement for capital is the domestic and international financing of the land, building and equipment costs for new and remodeled warehouses plus the costs of initial warehouse operations and working capital requirements.

While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management’s current intention to spend approximately $1.4 billion to $1.6 billion during fiscal 2007 for real estate, construction, remodeling and equipment for warehouse clubs and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and the use of cash and cash equivalents and short-term investments.

Plans for the United States and Canada during fiscal 2007 are to open approximately 33 to 35 new warehouses on a net basis, inclusive of one to two relocations. We expect to continue our review of expansion plans in our international operations, including the United Kingdom and Asia, along with other international markets. At present, we are planning to open one additional warehouse in the United Kingdom during fiscal 2007. Costco Mexico plans to open one to two new warehouses during fiscal 2007.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Additional Equity Investments in Subsidiaries and Joint Ventures

During fiscal 2006 and 2005, we contributed an additional $15 million each year to our investment in Costco Mexico (a 50%-owned joint venture), which did not impact our percentage ownership of this entity, as our joint venture partner contributed a like amount. In addition, in fiscal 2005, we acquired the remaining 4% interest in CWC Travel Inc. for $4 million, bringing our ownership in this entity to 100%.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

A wholly-owned Canadian subsidiary has a $181 million commercial paper program ($167 million at August 28, 2005) supported by a $54 million bank credit facility ($50 million at August 28, 2005) with a Canadian bank, which we guarantee and which expires in March 2007. We intend to renew the bank credit facility. At both September 3, 2006 and August 28, 2005, there were no amounts outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at September 3, 2006 and August 28, 2005, were 4.65% and 4.25%, respectively. At September 3, 2006, standby letters of credit totaling $21 million issued under the bank credit facility left $33 million available for commercial paper support. At August 28, 2005, standby letters of credit totaling $23 million issued under the bank credit facility left $27 million available for commercial paper support.

Our wholly-owned Japanese subsidiary has a short-term $13 million bank line of credit ($14 million at August 28, 2005) that expires in February 2007, which we intend to renew. At September 3, 2006 and August 28, 2005, $2.5 million and $6 million, respectively, were borrowed under the line of credit, and $4 million in both years was used to support standby letters of credit. A second $13 million bank line of credit also expires in February 2007, which we intend to renew. At September 3, 2006 and August 28, 2005, $0.9 million and $9 million, respectively, were borrowed under the second facility. Applicable interest rates on the credit facilities at September 3, 2006 and August 28, 2005, were 0.95% and 0.84%, respectively.

Our Korean subsidiary has a short-term $13 million bank line of credit, which expires in February 2007, and which we intend to renew. At September 3, 2006 and August 28, 2005, no amounts were borrowed under the line of credit and $2 million in both years was used to support standby letters of credit. Applicable interest rates on the credit facility at September 3, 2006 and August 28, 2005 were 5.48% and 4.51%, respectively.

Our Taiwan subsidiary has a $5 million bank revolving credit facility that expires in January 2007, which we intend to renew. At September 3, 2006 and August 28, 2005, no amounts were borrowed under the credit facility and $2 million and $3 million, respectively, were used to support standby letters of credit. A second $15 million bank revolving credit facility is in place, which expires in August 2007. At September 3, 2006 and August 28, 2005, no amounts were borrowed under the second credit facility and $2 million and $1 million, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 3, 2006 and August 28, 2005, were 4.00% and 3.75%, respectively.

Our wholly-owned United Kingdom subsidiary has a $114 million bank revolving credit facility expiring in February 2007, and a $67 million bank overdraft facility renewable on a yearly basis in March 2007. We intend to renew both facilities. At September 3, 2006, $38 million was outstanding under the revolving credit facility with an applicable interest rate of 5.32% and no amounts were outstanding under the bank overdraft facility. At August 28, 2005, $40 million was outstanding under the revolving credit facility, with an applicable interest rate of 5.30%, and no amounts were outstanding under the bank overdraft facility.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On November 15, 2005, upon the expiration of our $150 million bank credit facility in the U.S. with a group of nine banks, we terminated our $500 million commercial paper program. At August 28, 2005, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. The applicable interest rate on the credit facility at August 28, 2005, was 3.92%.

Letters of Credit

We have letter of credit facilities (for commercial and standby letters of credit) totaling $400 million. The outstanding commitments under these facilities at September 3, 2006 and August 28, 2005 totaled $85 million and $131 million, respectively, including $55 million and $65 million, respectively, in standby letters of credit.

Financing Activities

In April 2003, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of $34 million, through a private placement. Interest is payable semi-annually and principal is due in April 2010.

In March 2002, we issued $300 million of 5 1/2% Senior Notes, carried at $301 million, due in March 2007. Interest is payable semi-annually on March 15 and September 15. Simultaneous with the issuance of the 5 1/2% Senior Notes, we entered into interest rate swap agreements converting the interest to a floating rate indexed to LIBOR. We plan to repay the 5 1/2% Senior Notes at maturity from our cash and cash equivalents and short-term investments balances.

In February 1996, we filed with the Securities and Exchange Commission a shelf registration statement for $500 million of senior debt securities. In October 2001, additional debt securities of $100 million were registered. The $300 million of 5 1/2% Senior Notes issued in March 2002 reduced the amount of registered securities available for future issuance to $300 million. In April 2006, we cancelled the shelf registration.

During fiscal 2006, $191 million in principal amount of our 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 6.5 million shares of common stock. The current Notes outstanding are convertible into a maximum of 2,925,057 shares of Costco common stock at an initial conversion price of $22.71.

Derivatives

We have limited involvement with derivative financial instruments and use them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate notional amount, which approximates the fair value of foreign exchange contracts outstanding at September 3, 2006 and August 28, 2005, was $63 million and $42 million, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

We also hold interest rate swaps to manage the interest rate risk associated with our borrowings and the mix of fixed-rate and variable-rate debt. As of September 3, 2006 and August 28, 2005, we had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300 million and an aggregate fair value of $1 million and $8 million, respectively. These amounts were recorded in deferred income taxes and other current assets as of September 3, 2006 and in other assets as of

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

August 28, 2005, in our consolidated balance sheets. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of our $300 million 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

We are exposed to market risk for changes in utility commodity pricing, which we partially mitigate through the use of firm-price contracts with counterparties for approximately 19% of our locations in the U.S. and Canada. The effects of these arrangements are not significant for any period presented.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

Our Board of Directors has approved the following stock repurchase programs (000’s):

	Amount Approved	Amount Remaining
August 2005	$1,000,000	$0
January 2006(1)	1,000,000	625,534
July 2006(2)	2,000,000	2,000,000

Total	$4,000,000	$2,625,534

(1)	Expires in January 2009.

(2)	Expires in July 2009.

During fiscal 2005, we repurchased 9.2 million shares of common stock, at an average price of $44.89, totaling approximately $413 million. During fiscal 2006, we repurchased 28.4 million shares at an average price of $51.44, totaling approximately $1.46 billion. The amount available to be purchased under the approved plans was approximately $2.63 billion at September 3, 2006. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Critical Accounting Policies

The preparation of our financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, warehouse closing costs, insurance/self-insurance liabilities, stock-based compensation and income taxes. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the circumstances.

Revenue Recognition

We recognize sales, net of estimated returns, at the time customers take possession of merchandise or receive services. When we collect payment from customers prior to the transfer of ownership of

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

merchandise or the performance of services, the amount received is recorded as deferred revenue on the balance sheet until the sale or service is completed. We provide for estimated sales returns based on historical returns levels.

We evaluate the criteria of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor, subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by substantially all of our members. We account for membership fee revenue on a deferred basis, whereby membership fee revenue is recognized ratably over one year. Our Executive members qualify for a 2% reward (which can be redeemed only at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. We account for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. We record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both September 3, 2006 and August 28, 2005 merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

We provide for estimated inventory losses between physical inventory counts as a percentage of net sales. The provision is adjusted periodically to reflect the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters of the fiscal year.

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as we progress toward earning those rebates, provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic and rational approach.

Impairment of Long-Lived Assets and Warehouse Closing costs

We periodically evaluate our long-lived assets for indicators of impairment. Our judgments are based on existing market and operational conditions. Future events could cause us to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.

We provide estimates for warehouse closing costs based on applicable U.S. generally accepted accounting principles. Future circumstances may result in actual closing costs or the amount recognized upon the sale of the property to differ substantially from the original estimates.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance/Self Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience and evaluations of outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Stock–Based Compensation

We account for stock–based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R. We use the Black–Scholes option–pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated volatility of our common stock price over the expected term (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in these assumptions can materially affect the estimate of fair value of stock–based compensation. In the fourth quarter of fiscal 2006, we ceased the granting of stock options in favor of restricted stock units.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be successfully challenged. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We early-adopted SAB 108 as of August 29, 2005, the beginning of our fiscal year. See Note 11 to the consolidated financial statements included in Item 8 of this report for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for our fiscal year 2008. We are currently evaluating the impact of adopting SFAS 157.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. We are currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from our members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS 154 beginning in fiscal 2007. We do not believe the adoption will have a significant effect on our future consolidated financial statements.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. As a policy, we do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of our long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 3, 2006, our fixed rate long-term debt included $129 million principal amount at maturity Zero Coupon Subordinated Notes carried at $88 million and additional notes and capital lease obligations totaling $135 million. Our debt also includes $300 million 5 1/2% Senior Notes carried at $301 million. We entered into “fixed-to-floating” interest rate swaps on the Senior Notes, effectively converting these fixed interest rate securities to variable rate securities. As of September 3, 2006 and August 28, 2005, we had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300 million and an aggregate fair value of $1 million and $8 million, respectively. Fluctuations in interest rates may affect the fair value of the fixed rate debt and may affect the interest expense related to the variable rate debt.

We hold interest-bearing instruments that are classified as cash and cash equivalents and short-term investments. Our investment policy is to manage our cash and cash equivalents and short-term investments balances to preserve principal and liquidity, while seeking to maximize the return on our investment portfolio through the full investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and through a combination of internal and third-party investment management. Short-term investments generally have a maturity of three months to five years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As the majority of these instruments are of a short-term nature, if interest rates were to increase or decrease, there is no material risk of a valuation adjustment related to these instruments. For those instruments that are classified as available for sale, the unrealized gains or losses related to fluctuations in interest rates are reflected in accumulated other comprehensive income or loss. Based on our cash and cash equivalents and short-term investments balances at September 3, 2006, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $9 million to interest income (pre-tax) on an annual basis.

Most transactions of our foreign subsidiaries are conducted in local currencies, limiting our exposure to changes in currency rates. We periodically enter into short-term forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The notional value of foreign exchange contracts outstanding at September 3, 2006 was $62 million.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Reports of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets, as of September 3, 2006 and August 28, 2005	41
Consolidated Statements of Income, for the 53 weeks ended September 3, 2006, and the 52 weeks ended August 28, 2005 and August 29, 2004	42
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 53 weeks ended September 3, 2006, and the 52 weeks ended August 28, 2005 and August 29, 2004	43
Consolidated Statements of Cash Flows, for the 53 weeks ended September 3, 2006, and the 52 weeks ended August 28, 2005 and August 29, 2004	44
Notes to Consolidated Financial Statements	45

Management’s Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act) as of September 3, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting

Item 9A—Controls and Procedures (Continued)

and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 3, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 3, 2006.

KPMG LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 3, 2006, as stated in their audit report herein, which appears on page 40.

/S/ JAMES D. SINEGAL

James D. Sinegal

President

Chief Executive Officer

/S/ RICHARD A. GALANTI

Richard A. Galanti

Executive Vice President

Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item concerning our Directors and nominees for Director is incorporated herein by reference to Costco’s Proxy Statement for its Annual Meeting of Stockholders to be held on January 31, 2007 (Proxy Statement). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Age	Position With Company
James D. Sinegal	70	President and Chief Executive Officer
Jeffrey H. Brotman	64	Chairman of the Board
Richard D. DiCerchio	63	Sr. Executive Vice President, Chief Operating Officer, Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses
Richard A. Galanti	50	Executive Vice President and Chief Financial Officer
W. Craig Jelinek	54	Executive Vice President, Chief Operating Officer, Merchandising
Paul G. Moulton	55	Executive Vice President, Real Estate Development
Joseph P. Portera	53	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions
Douglas W. Schutt	47	Executive Vice President, Chief Operating Officer, Northern/Midwest Division
Thomas K. Walker	66	Executive Vice President, Construction, Distribution and Traffic
Dennis R. Zook	57	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions

James D. Sinegal has been our President and Chief Executive Officer since October 1993. From our inception until 1993, he was President and Chief Operating Officer and served as Chief Executive Officer from August 1988 until October 1993. Mr. Sinegal was a co-founder of the Company and has been a director since its inception.

Jeffrey H. Brotman was a founder and Chairman of the Board of Costco from its inception until October 1993. In October 1993, Mr. Brotman became the Vice Chairman of the Company, and has served as Chairman since December 1994.

Richard D. DiCerchio has been a director of the Company since April 1986, and Senior Executive Vice President of the Company since 1997. During fiscal 2004 Mr. DiCerchio assumed the responsibilities of Global Operations and Manufacturing and Ancillary Businesses and relinquished the role over Merchandising, which he had held since August 1994. He is Chief Operating Officer—Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses. Until mid-August 1994, he also served as Executive Vice President, Chief Operating Officer-Northern Division. He was appointed Chief Operating Officer-Western Region of the Company in August 1992 and was appointed Executive Vice President and director in April 1986. From June 1985 to April 1986, he was Senior Vice President, Merchandising of the Company. He joined the Company as Vice President, Operations in May 1983.

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

Item 10—Directors and Executive Officers of the Registrant (Continued)

W. Craig Jelinek has been Executive Vice President, Chief Operating Officer, Merchandising since February 2004. Prior to that date he was Executive Vice President, Chief Operating Officer—Northern Division since September 1995. He had been Senior Vice President, Operations—Northwest Region since September 1992. From May 1986 to September 1992, he was Vice President, Regional Operations Manager—Los Angeles Region and has held various management positions since joining Costco Wholesale Corporation in April 1984.

Paul G. Moulton has been Executive Vice President, Real Estate Development since February 2001. He had been responsible for Marketing, E-commerce and Member Services since October 1999. He was Senior Vice President, Information Systems from November 1997 to October 1999. From 1995 to 1997, he was Senior Vice President, Chief Operating Officer of Costco Asia; and from 1992 to 1995 he was Senior Vice President, Chief Operating Officer of Costco Europe. From 1990 to 1992, Mr. Moulton was Vice President of Finance and Corporate Treasurer and has held various management positions since joining Costco Wholesale Corporation in July 1985.

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

Thomas K. Walker has been Executive Vice President, Construction, Distribution, Traffic, Purchasing, Facilities and Flight since February 2004. He was Senior Vice President, Construction, Distribution and Traffic from August 1992 to February 2004. From 1984 to 1992, he was Vice President, Regional Operations—Southeast Region. He joined the Company as Assistant Warehouse manager in July 1983 and opened Costco’s second warehouse in Portland, Oregon as Warehouse Manager in October 1983.

Dennis R. Zook has been Executive Vice President, Chief Operating Officer—Southwest Division of the Company since the Merger in October 1993. His management responsibilities also include the Company’s joint venture operation in Mexico. He was Executive Vice President of The Price Company since February 1989. Mr. Zook became Vice President of West Coast Operations of The Price Company in October 1988 and has held various management positions since joining The Price Company in October 1981.

The Company has adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027.

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

See the listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

2.	Financial Statement Schedules—None.

3.	Exhibits:

The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

(b)	Financial Statement Schedules—None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2006

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ JAMES D. SINEGAL	November 16, 2006
James D. Sinegal President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	November 16, 2006
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	November 16, 2006
Richard D. DiCerchio Sr. Executive Vice President, Chief Operating Officer Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses and Director

By	/s/ RICHARD A. GALANTI	November 16, 2006
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	November 16, 2006
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	November 16, 2006
Dr. Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	November 16, 2006
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	November 16, 2006
Daniel J. Evans Director

By	/s/ WILLIAM H. GATES	November 16, 2006
William H. Gates Director

By	/s/ HAMILTON E. JAMES	November 16, 2006
Hamilton E. James Director

By	/s/ RICHARD M. LIBENSON	November 16, 2006
Richard M. Libenson Director

By	/s/ JOHN W. MEISENBACH	November 16, 2006
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	November 16, 2006
Charles T. Munger Director

By	/s/ JILL S. RUCKELSHAUS	November 16, 2006
Jill S. Ruckelshaus Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of September 3, 2006 and August 28, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the 53-week period ended September 3, 2006, and the 52-week periods ended August 28, 2005, and August 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of September 3, 2006 and August 28, 2005, and the results of their operations and their cash flows for the 53-week period ended September 3, 2006, and the 52-week periods ended August 28, 2005, and August 29, 2004, in conformity with U.S. generally accepted accounting principles.

Effective August 29, 2005, the beginning of the Company’s fiscal year ended September 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington

November 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that Costco Wholesale Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 3, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 3, 2006 and August 28, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the 53 weeks ended September 3, 2006, and the 52 weeks ended August 28, 2005 and August 29, 2004 and our report dated November 16, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” effective August 29, 2005, the beginning of the Company’s fiscal year ended September 3, 2006.

/s/  KPMG LLP

Seattle, Washington

November 16, 2006

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	September 3, 2006	August 28, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,510,939	$2,062,585
Short-term investments	1,322,181	1,397,272
Receivables, net	565,373	529,150
Merchandise inventories	4,568,723	4,014,699
Deferred income taxes and other current assets	264,866	234,295

Total current assets	8,232,082	8,238,001

PROPERTY AND EQUIPMENT
Land	2,747,396	2,502,247
Buildings, leasehold and land improvements	6,241,357	5,622,439
Equipment and fixtures	2,405,229	2,181,740
Construction in progress	248,454	180,604

	11,642,436	10,487,030
Less accumulated depreciation and amortization	(3,078,141)	(2,696,838)

Net property and equipment	8,564,295	7,790,192

OTHER ASSETS	698,693	637,012

	$17,495,070	$16,665,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$41,385	$54,356
Accounts payable	4,581,395	4,224,676
Accrued salaries and benefits	1,080,382	1,025,181
Accrued sales and other taxes	324,274	263,899
Deferred membership income	583,946	500,558
Current portion of long-term debt	308,523	3,225
Other current liabilities	899,286	688,642

Total current liabilities	7,819,191	6,760,537
LONG-TERM DEBT, excluding current portion	215,369	710,675
DEFERRED INCOME TAXES AND OTHER LIABILITIES	253,713	254,270

Total liabilities	8,288,273	7,725,482

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	63,358	58,614

STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 462,279,000 and 472,480,000 shares issued and outstanding	2,312	2,362
Additional paid-in capital	2,822,652	2,096,554
Accumulated other comprehensive income	277,263	158,039
Retained earnings	6,041,212	6,624,154

Total stockholders’ equity	9,143,439	8,881,109

	$17,495,070	$16,665,205

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	53 weeks ended September 3, 2006	52 weeks ended August 28, 2005	52 weeks ended August 29, 2004
REVENUE
Net sales	$58,963,180	$51,879,070	$47,148,627
Membership fees	1,188,047	1,073,156	961,280

Total revenue	60,151,227	52,952,226	48,109,907
OPERATING EXPENSES
Merchandise costs	52,745,497	46,346,961	42,092,016
Selling, general and administrative	5,732,141	5,061,339	4,600,792
Preopening expenses	42,504	53,230	30,451
Provision for impaired assets and closing costs, net	5,453	16,393	1,000

Operating income	1,625,632	1,474,303	1,385,648
OTHER INCOME (EXPENSE)
Interest expense	(12,570)	(34,437)	(36,651)
Interest income and other	138,355	109,096	51,627

INCOME BEFORE INCOME TAXES	1,751,417	1,548,962	1,400,624
Provision for income taxes	648,202	485,870	518,231

NET INCOME	$1,103,215	$1,063,092	$882,393

NET INCOME PER COMMON SHARE:
Basic	$2.35	$2.24	$1.92

Diluted	$2.30	$2.18	$1.85

Shares used in calculation (000’s)
Basic	469,718	473,945	459,223
Diluted	480,341	492,035	482,459
Dividends per share	$0.49	$0.43	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings
	Shares	Amount				Total
BALANCE AT AUGUST 31, 2003	457,479	$2,287	$1,280,942	$(77,980)	$5,349,731	$6,554,980
Comprehensive Income:
Net Income	—	—	—	—	882,393	882,393
Foreign currency translation adjustment and other	—	—	—	94,124	—	94,124

Total comprehensive income	—	—	—	94,124	882,393	976,517
Stock options exercised, including income tax benefits and other	5,153	26	148,785	—	—	148,811
Conversion of convertible notes	5	—	131	—	—	131
Stock-based compensation	—	—	36,508	—	—	36,508
Cash dividends	—	—	—	—	(92,137)	(92,137)

BALANCE AT AUGUST 29, 2004	462,637	2,313	1,466,366	16,144	6,139,987	7,624,810
Comprehensive Income:
Net Income	—	—	—	—	1,063,092	1,063,092
Foreign currency translation adjustment and other	—	—	—	141,895	—	141,895

Total comprehensive income	—	—	—	141,895	1,063,092	1,204,987
Stock options exercised, including income tax benefits and other	9,138	46	323,545	—	—	323,591
Conversion of convertible notes	9,910	49	277,554	—	—	277,603
Stock repurchase	(9,205)	(46)	(38,848)	—	(374,358)	(413,252)
Stock-based compensation	—	—	67,937	—	—	67,937
Cash dividends	—	—	—	—	(204,567)	(204,567)

BALANCE AT AUGUST 28, 2005	472,480	2,362	2,096,554	158,039	6,624,154	8,881,109
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax	—	—	147,637	—	(139,481)	8,156

Adjusted balance at August 28, 2005	472,480	2,362	2,244,191	158,039	6,484,673	8,889,265
Comprehensive Income:
Net Income	—	—	—	—	1,103,215	1,103,215
Foreign currency translation adjustment and other	—	—	—	119,224	—	119,224

Total comprehensive income	—	—	—	119,224	1,103,215	1,222,439

Stock options exercised, including income tax benefits and other	11,712	59	427,291	—	—	427,350
Conversion of convertible notes	6,505	33	188,902	—	—	188,935
Stock repurchase	(28,418)	(142)	(145,129)	—	(1,316,465)	(1,461,736)
Stock-based compensation	—	—	107,397	—	—	107,397
Cash dividends	—	—	—	—	(230,211)	(230,211)

BALANCE AT SEPTEMBER 3, 2006	462,279	$2,312	$2,822,652	$277,263	$6,041,212	$9,143,439

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	September 3, 2006	August 28, 2005	August 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,103,215	$1,063,092	$882,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515,285	481,838	440,721
Other	(5,888)	(11,186)	74
Accretion of discount on zero coupon notes	4,828	11,855	18,421
Stock-based compensation	107,397	67,937	36,508
Undistributed equity earnings in joint ventures	(28,180)	(26,459)	(23,517)
Net loss/(gain) on sale of property and equipment and other	5,867	5,139	(9,122)
Provision for impaired assets	—	3,893	—
Change in deferred income taxes	(38,311)	(64,690)	32,496
Excess tax benefit from exercise of stock options	(31,296)	—	—
Change in receivables, other current assets, deferred income, accrued and other current liabilities	416,112	78,118	762,739
Increase in merchandise inventories	(500,602)	(315,793)	(256,438)
Increase in accounts payable	278,863	482,217	211,990

Total adjustments	724,075	712,869	1,213,872

Net cash provided by operating activities	1,827,290	1,775,961	2,096,265

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,212,567)	(995,431)	(705,620)
Proceeds from the sale of property and equipment	15,740	19,432	55,400
Investment in unconsolidated joint venture	(15,000)	(15,000)	—
Purchase of minority interests	—	(3,961)	(95,153)
Purchases of short-term investments	(2,598,355)	(3,741,429)	(387,223)
Maturities of short-term investments	2,424,503	2,401,248	—
Sales of short-term investments	263,288	267,640	83,278
Change in other assets and other, net	(31,169)	15,988	3,355

Net cash used in investing activities	(1,153,560)	(2,051,513)	(1,045,963)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of)/Proceeds from short-term borrowings, net	(12,929)	33,433	(31,492)
Net proceeds from issuance of long-term debt	18,375	5,660	—
Repayments of long-term debt	(7,586)	(303,877)	(6,602)
Change in bank checks outstanding	33,559	85,829	212,251
Cash dividend payments	(230,211)	(204,567)	(92,137)
Change in minority interests	4,744	(130)	2,805
Excess tax benefit from exercise of stock options	31,296	—	—
Exercise of stock options	372,336	278,253	124,744
Repurchases of common stock	(1,442,811)	(413,252)	—

Net cash (used in)/provided by financing activities	(1,233,227)	(518,651)	209,569

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,851	33,653	17,825

Net (decrease)/increase in cash and cash equivalents	(551,646)	(760,550)	1,277,696
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,062,585	2,823,135	1,545,439

CASH AND CASH EQUIVALENTS END OF YEAR	$1,510,939	$2,062,585	$2,823,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (excludes amounts capitalized)	$4,147	$21,374	$14,648
Income taxes	$546,205	$804,957	$327,368
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3 1/2% Zero Coupon Convertible Subordinated Notes	$190,871	$280,811	$133

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At September 3, 2006, Costco operated 487 warehouses: 354 in the United States and four in Puerto Rico; 68 in Canada; 18 in the United Kingdom; 5 in Korea; 4 in Taiwan; 5 in Japan; and 29 warehouses in Mexico (through a 50%-owned joint venture).

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $270,304 at September 3, 2006 and $232,402 at August 28, 2005. The equity in earnings of Costco Mexico is included in interest income and other in the accompanying consolidated statements of income, and for fiscal 2006, 2005 and 2004, was $26,646, $24,949 and $22,208, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $159,877 and $133,231 at September 3, 2006 and August 28, 2005, respectively.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), adjusted its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 11 for additional information on the adoption SAB 108.

Fiscal Year End

Costco operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. The fiscal year ended September 3, 2006 included 53 weeks, with the 53rd week falling in the fiscal fourth quarter. The fiscal years ended August 28, 2005 and August 29, 2004 each included 52 weeks.

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

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than five days. Of the total cash and cash equivalents of $1,510,939 at September 3, 2006 and $2,062,585 at August 28, 2005, credit and debit card receivables were $593,645 and $521,634, respectively.

Short-term Investments

In general, short-term investments have a maturity of three months to five years at the date of purchase. Investments with maturities beyond five years may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at market value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. The estimate of fair value is based on publicly available market information or other estimates determined by management. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities, reinsurance receivables held by the Company’s wholly-owned captive insurance subsidiary and other miscellaneous amounts due to the Company. Amounts are recorded net of an allowance for doubtful accounts of $2,423 at September 3, 2006 and $1,416 at August 28, 2005. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both September 3, 2006 and August 28, 2005 merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

	September 3, 2006	August 28, 2005
Merchandise inventories consist of:
United States (primarily LIFO)	$3,620,903	$3,155,462
Foreign (FIFO)	947,820	859,237

Total	$4,568,723	$4,014,699

The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales. The provision is adjusted periodically to reflect the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters of the fiscal year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method for financial reporting purposes. Estimated useful lives by major asset category are as follows:

Years
Buildings	5 - 50
Equipment and fixtures	3 - 10
Leasehold improvements	Shorter of useful life or lease term
Software acquisition and development	3 - 6

Interest costs incurred on property during the construction period are capitalized. The amount of interest costs capitalized was $12,681 in fiscal 2006, $7,226 in fiscal 2005, and $4,155 in fiscal 2004.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur that may indicate the carrying amount of the asset may not be fully recoverable. The Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

from the use of the asset and its eventual disposition with the asset’s reported net carrying value. The Company recorded pre-tax, non-cash charge of $3,893 in fiscal 2005 reflecting its estimate of impairment relating to real property. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those assets whose carrying value is not currently anticipated to be recoverable through future cash flows.

Goodwill

Goodwill resulting from certain business combinations is included in other assets, and totaled $72,953 at September 3, 2006 and $71,848 at August 28, 2005. The Company reviews previously reported goodwill for impairment on an annual basis, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at September 3, 2006 and August 28, 2005 are $564,754 and $527,920, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and evaluations of outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of fiscal 2006 and 2005, these liabilities of $491,037 and $453,745, respectively, were included in accrued salaries and benefits, other current liabilities and accounts payable on the consolidated balance sheets.

The Company’s wholly owned captive insurance subsidiary participates in a reinsurance pool. The member agreements and practices of the reinsurance pool limit any participating members’ individual risk. Reinsurance revenues earned of $67,589, $61,697 and $67,903 during fiscal 2006, 2005 and 2004, respectively, were primarily related to premiums received from the reinsurance pool. Reinsurance costs of $65,760, $65,830 and $62,910 during fiscal 2006, 2005 and 2004, respectively, were primarily related to premiums paid to the reinsurance pool. Both revenues and costs were presented net in selling, general and administrative expenses in the consolidated statements of income.

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

short terms. The aggregate notional amount, which approximates the fair value of foreign exchange contracts outstanding at September 3, 2006 and August 28, 2005, was $63,487 and $42,466, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary primarily to hedge U.S. dollar merchandise inventory purchases.

The Company also holds interest rate swaps to manage the interest rate risk associated with its borrowings and the mix of fixed-rate and variable-rate debt. As of September 3, 2006 and August 28, 2005, the Company had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300,000 and an aggregate fair value of $1,243 and $7,688, respectively. This amount was recorded in deferred income taxes and other current assets as of September 3, 2006 and in other assets as of August 28, 2005, on the Company’s consolidated balance sheets. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of the Company’s $300,000 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

The Company is exposed to market risk for changes in utility commodity pricing, which it partially mitigates though the use of firm-price contracts with counterparties for approximately 19% of its locations. The effects of these arrangements were not significant for any period presented.

Equity Investments in Subsidiary and Joint Ventures

During both fiscal 2006 and 2005, the Company contributed an additional $15,000 each year to its investment in Costco Mexico (a 50%-owned joint venture), which did not impact its percentage ownership as the joint venture partner contributed a like amount. In addition, in fiscal 2005 the Company acquired the remaining 4% equity interest in CWC Travel Inc for cash of $3,961, bringing Costco’s ownership in this entity to 100%. In conjunction with this purchase the Company recorded goodwill of $3,440.

Foreign Currency Translations

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenue and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in expenses and were not significant in fiscal 2006, 2005, or 2004.

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical returns levels. The allowance for

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

sales returns (sales returns net of merchandise costs) was $13,287 and $8,240 at September 3, 2006 and August 28, 2005, respectively.

The Company evaluates the criteria of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue is recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a deferred basis, whereby membership fee revenue is recognized ratably over one year. Membership fees received from members for fiscal years 2006, 2005 and 2004 were $1,264,929, $1,113,948 and $1,008,836, respectively. The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the fiscal years ended September 3, 2006, August 28, 2005, and August 29, 2004, and the related liability as of those dates were as follows:

	Fiscal Year Ended
	September 3, 2006	August 28, 2005	August 29, 2004
Two-percent reward sales reduction	$418,466	$319,336	$244,487
Two-percent unredeemed reward liability	$299,519	$229,574	$170,941

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses. Merchandise costs also include salaries, benefits, depreciation on production equipment, and other related expenses incurred by the Company’s cross-docking depot facilities and in certain fresh foods and ancillary departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees, other than depots, fresh foods and certain ancillary businesses, as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include utilities, bank charges and substantially all building and equipment depreciation, as well as other operating costs incurred to support warehouse operations.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) at the beginning of fiscal 2006, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R required additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation.

Previously, at the beginning of fiscal 2003, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation” and all employee stock option grants made since the beginning of fiscal 2003 have or will be expensed ratably over the related vesting period based on the fair value at the date the options were granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. No compensation cost was recognized for option grants in periods prior to fiscal 2003, since the Company historically treated its stock options as having been granted at the fair market value on the date of grant, (however, see “Review of Stock Option Grant Practices” in Note 11, for a discussion of a special committee review of historical grant practices which resulted in, among other things, the use of new measurement dates for certain grants).

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, the Company is continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The Company adopted SFAS 123R using the modified prospective method, which requires the Company to recognize stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the remaining vesting period of the stock options. This resulted in the Company expensing $13,192 in fiscal 2006 for stock options granted in fiscal 2001 and fiscal 2002.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force (EITF) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires, on a prospective basis, the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as excess tax benefit from exercise of stock options on the consolidated statements of cash flows.

The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from its consolidated financial statements for fiscal 2006:

	Fiscal 2006
	As Reported	Pro-forma under SFAS 123
Income before income taxes	$1,751,417	$1,764,609
Net income	$1,103,215	$1,112,050
Net income per share:
Basic	$2.35	$2.37
Diluted	$2.30	$2.32
Cash flows from operating activities	$1,827,290	$1,858,586
Cash flows from financing activities	$(1,233,227)	$(1,264,523)

Had compensation costs for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to fiscal 2003, consistent with SFAS No. 123R, the Company’s net income and net income per share would have been adjusted to the proforma amounts indicated below:

	Fiscal Year Ended
	August 28, 2005	August 29, 2004
Net income, as reported	$1,063,092	$882,393
Add: Stock-based compensation expense included in reported net income, net of related tax effects	43,344	23,000
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax effects	(63,012)	(58,388)

Pro-forma net income	$1,043,424	$847,005

Net Income per share:
Basic—as reported	$2.24	$1.92

Basic—pro-forma	$2.20	$1.84

Diluted—as reported	$2.18	$1.85

Diluted—pro-forma	$2.12	$1.78

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Disclosures for fiscal year 2006 are not presented because the amounts are recognized in the consolidated financial statements. Amounts presented above do not include incremental stock-based compensation that would have been recorded if the Company had reflected the adjusted measurement dates used to determine the cumulative-effect adjustment discussed in Note 11.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature or variable interest rates. Short-term investments classified as available-for-sale are recorded at market value with unrealized gains or losses reflected in accumulated other comprehensive income. Short-term investments designated as “hold-to-maturity” securities are recorded at cost and approximated market value at September 3, 2006 and August 28, 2005. The fair value of fixed rate debt at September 3, 2006 and August 28, 2005 was $574,426 and $841,399, respectively, including the senior debt for which the Company entered into “fixed-to-floating” interest rate swap agreements. The carrying value of fixed rate debt at September 3, 2006 and August 28, 2005 was $523,892 and $713,900, respectively.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s relocation of certain warehouses that were not otherwise impaired to larger and better-located facilities. The provision for fiscal 2006 included charges of $3,762 for warehouse closing expenses and $1,691 for net losses related to the sale of real property. The fiscal 2005 provision included charges of $11,619 for warehouse closing expenses and net losses of $881 related to the sale of real property. As of September 3, 2006, the Company’s reserve for warehouse closing costs was $7,041, of which $5,950 related to future lease obligations. This compares to a reserve for warehouse closing costs of $9,556 at August 28, 2005, of which $9,118 related to future lease obligations.

Interest Income and Other

Interest income and other includes:

	Fiscal Year Ended
	September 3, 2006	August 28, 2005	August 29, 2004
Interest income	$113,712	$81,915	$31,537
Earnings of affiliates/minority interest and other	24,643	27,181	20,090

Total	$138,355	$109,096	$51,627

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

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, there remain certain positions that are not probable of being sustained. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Net Income per Common Share

The computation of basic net income per share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise of all potentially dilutive common shares outstanding using the treasury stock method, consisting of certain shares subject to stock options, restricted stock units and convertible notes.

Stock Repurchase Programs

Share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of stockholders’ equity in accordance with the Washington Business Corporation Act, which requires the retirement of repurchased shares. The par value of repurchased shares is deducted from common stock and the remaining excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company early-adopted SAB 108 as of August 29, 2005, the beginning of our fiscal year. See Note 11 for further discussion.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS 154 beginning in fiscal 2007. The Company does not believe the adoption will have a significant effect on its future consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 2—Short-term Investments

Short-term investments, which consist entirely of debt securities, at September 3, 2006 and August 28, 2005, were as follows:

	Fiscal 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale securities
Money market mutual funds	$38,366	$—	$—	$38,366
U.S. government and agency securities	651,984	396	(5,630)	646,750
Corporate notes and bonds	505,739	605	(2,785)	503,559
Asset and mortgage backed securities	71,801	121	(484)	71,438

Total available-for-sale securities	1,267,890	1,122	(8,899)	1,260,113
Held-to-maturity
Certificates of deposit	55,185	—	—	55,185
Money market mutual funds	6,883	—	—	6,883

Total held-to-maturity securities	62,068	—	—	62,068

Total short-term investments	$1,329,958	$1,122	$(8,899)	$1,322,181

	Fiscal 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale securities
Money market mutual funds	$49,372	$—	$—	$49,372
U.S. government and agency securities	562,370	25	(4,630)	557,765
Corporate notes and bonds	480,742	66	(2,289)	478,519
Asset and mortgage backed securities	52,782	21	(431)	52,372

Total available-for-sale securities	1,145,266	112	(7,350)	1,138,028
Held-to-maturity
Certificates of deposit	36,940	—	—	36,940
Money market mutual funds	6,779	—	—	6,779
Corporate notes and bonds	215,525	—	—	215,525

Total held-to-maturity securities	259,244	—	—	259,244

Total short-term investments	$1,404,510	$112	$(7,350)	$1,397,272

For available-for-sale securities, proceeds from sales were $263,288, $267,639, and $83,278 in fiscal years 2006, 2005 and 2004, respectively. Gross realized gains from sales were $170, $90 and $128 in fiscal years 2006, 2005 and 2004, respectively, and gross realized losses from sales were $1,252, $825 and $167 in fiscal years 2006, 2005 and 2004, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 2—Short-term Investments (Continued)

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		Greater than or Equal to 12 months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
September 3, 2006
U.S. government and agency securities	$(1,879)	$278,360	$(3,751)	$282,033
Corporate notes and bonds	(1,251)	193,902	(1,534)	103,907
Asset and mortgage backed securities	(83)	16,485	(401)	21,802

	$(3,213)	$488,747	$(5,686)	$407,742

August 28, 2005
U.S. government and agency securities	$(4,302)	$525,598	$(328)	$18,121
Corporate notes and bonds	(1,860)	411,346	(429)	21,299
Asset and mortgage backed securities	(291)	40,951	(140)	5,295

	$(6,453)	$977,895	$(897)	$44,715

Gross unrealized holding losses of $3,213 for investments held less than twelve months and $5,686 for investments held greater than or equal to twelve months as of September 3, 2006, pertain to 211 and 247 fixed income securities, respectively, and were primarily attributable to changes in interest rates. The Company currently has the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses. Management does not believe any unrealized losses represent an other-than-temporary impairment based on an evaluation of available evidence as of September 3, 2006.

The maturities of available-for-sale and held-to-maturity debt securities at September 3, 2006 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$554,455	$552,003	$62,068	$62,068
Due after one year through five years	705,401	699,990	—	—
Due after five years	8,034	8,120	—	—

Total	$1,267,890	$1,260,113	$62,068	$62,068

Note 3—Debt

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

A wholly-owned Canadian subsidiary has a $180,900 commercial paper program ($167,400 at August 28, 2005) supported by a $54,200 bank credit facility ($50,200 at August 28, 2005) with a Canadian bank, which is guaranteed by the Company and expires in March 2007. At both Sep -

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

tember 3, 2006 and August 28, 2005, there were no amounts outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at September 3, 2006 and August 28, 2005, were 4.65% and 4.25%, respectively. At September 3, 2006, standby letters of credit totaling $20,800 issued under the bank credit facility left $33,400 available for commercial paper support. At August 28, 2005, standby letters of credit totaling $23,200 issued under the bank credit facility left $27,000 available for commercial paper support.

The Company’s wholly-owned Japanese subsidiary has a short-term $12,800 bank line of credit ($13,700 at August 28, 2005) that expires in February 2007. At September 3, 2006 and August 28, 2005, $2,500 and $5,500, respectively, were borrowed under the line of credit, and $4,300 and $3,700, respectively, were used to support standby letters of credit. A second $12,800 bank line of credit also expires in February 2007. At September 3, 2006 and August 28, 2005, $900 and $9,100, respectively, were borrowed under the second facility. Applicable interest rates on the credit facilities at September 3, 2006 and August 28, 2005, were .95% and .84%, respectively.

The Company’s Korean subsidiary has a short-term $12,500 bank line of credit, which expires in February 2007. At September 3, 2006 and August 28, 2005, no amounts were borrowed under the line of credit and $2,000 and $1,700, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 3, 2006 and August 28, 2005 were 5.48% and 4.51%, respectively.

The Company’s Taiwan subsidiary has a $5,200 bank revolving credit facility that expires in January 2007. At September 3, 2006 and August 28, 2005, no amounts were borrowed under the credit facility and $1,900 and $2,500, respectively, were used to support standby letters of credit. A second $15,200 bank revolving credit facility is in place, which expires in August 2007. At September 3, 2006 and August 28, 2005, no amounts were borrowed under the second credit facility and $2,000 and $800, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 3, 2006 and August 28, 2005, were 4.00% and 3.75%, respectively.

The Company’s wholly-owned United Kingdom subsidiary has a $113,900 bank revolving credit facility expiring in February 2007, and a $66,500 bank overdraft facility renewable on a yearly basis in March 2007. At September 3, 2006, $38,000 was outstanding under the revolving credit facility with an applicable interest rate of 5.32% and no amounts were outstanding under the bank overdraft facility. At August 28, 2005, $39,800 was outstanding under the revolving credit facility with an applicable interest rate of 5.30% and no amounts were outstanding under the bank overdraft facility.

On November 15, 2005, upon the expiration of the Company’s $150,000 bank credit facility in the U.S. with a group of nine banks, the Company terminated its $500,000 commercial paper program. At August 28, 2005, no amounts were outstanding under the commercial paper program and no amounts were outstanding under the credit facility. The applicable interest rate on the credit facility at August 28, 2005, was 3.92%.

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit), totaling $399,900. The outstanding commitments under these facilities at September 3, 2006 and August 28,

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

2005 totaled $84,900 and $131,200, respectively, including $54,900 and $64,500, respectively, in standby letters of credit.

Short-Term Borrowings

The weighted average borrowings, maximum borrowings and weighted average interest rate under all short-term borrowing arrangements were as follows for fiscal 2006 and 2005:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended September 3, 2006
Bank borrowings:
Canadian	$11,254	$313	5.32%
United Kingdom	61,852	38,179	5.06
Japan	17,850	10,463	0.74
Bank overdraft facility:
United Kingdom	13,100	1,892	5.51
Fiscal year ended August 28, 2005
Bank borrowings:
Canadian	$12,841	$338	4.24%
United Kingdom	41,576	20,394	5.22
Japan	14,606	8,702	0.84
Bank overdraft facility:
United Kingdom	22,957	1,339	5.73

Long-Term Debt

Long-term debt at September 3, 2006 and August 28, 2005 consisted of the following:

	2006	2005
5 1/2% Senior Notes due March 2007	$301,243	$307,688
2.070% Promissory notes due October 2007	29,810	31,952
1.187% Promissory notes due July 2008	25,551	27,387
0.88% Promissory notes due November 2009	25,551	27,387
0.92% Promissory notes due April 2010	34,069	36,516
3 1/2% Zero Coupon convertible subordinated notes due August 2017	88,028	274,071
Capital lease obligations and other	19,640	8,899

Total long-term debt	523,892	713,900
Less current portion	308,523	3,225

Long-term debt, excluding current portion	$215,369	$710,675

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

In March 2002, the Company issued $300,000 of 5 1/2% Senior Notes due in March 2007. Interest is payable semi-annually on March 15 and September 15. Simultaneous with the issuance of the 5 1/2% Senior Notes, the Company entered into interest rate swap agreements converting the interest to a floating rate indexed to LIBOR. As of September 3, 2006, the 5 1/2% Senior Notes are reported in the current portion of long-term debt on the consolidated balance sheets. As of September 3, 2006, the Company was in compliance with all restrictive covenants.

In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of $29,810, through a private placement. Interest is payable annually and principal is due in October 2007.

In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of $25,551, through a private placement. Interest is payable semi-annually and principal is due in July 2008.

In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $25,551, through a private placement. Interest is payable semi-annually and principal is due in November 2009.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of $34,069, through a private placement. Interest is payable semi-annually and principal is due in April 2010.

The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

In August 1997, the Company completed the sale of $900,000 principal amount at maturity Zero Coupon Convertible Subordinated Notes (Notes) due in August 2017. The Notes were priced with a yield to maturity of 3 1/2%, resulting in gross proceeds to the Company of $449,640. The current Notes outstanding are convertible into a maximum of 2,925,057 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Notes may require the Company to purchase the Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2007, or 2012. The Company, at its option, may redeem the Notes (at the discounted issue price plus accrued interest to date of redemption) any time in or after August 2002. As of September 3, 2006, $520,034 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $190,871 and $280,811 in principal were converted in fiscal 2006 and 2005, respectively.

In February 1996, the Company filed with the Securities and Exchange Commission a shelf registration statement for $500,000 of senior debt securities. In October 2001, an additional $100,000 in debt securities was registered, bringing the total amount of debt registered under the shelf registration to $600,000. The $300,000 of 5 1/2% Senior Notes issued in March 2002 reduced the amount of registered securities available for future issuance to $300,000. In April 2006, remaining amounts of the shelf registration were cancelled.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

At September 3, 2006, the fair value of the 5 1/2% Senior Notes, based on market quotes, was approximately $300,000. The Senior Notes are not redeemable prior to maturity. The fair value of the 3 1/2% Zero Coupon Subordinated Notes at September 3, 2006, based on market quotes, was approximately $139,415. The fair value of other long-term debt approximates carrying value.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2007	$308,523
2008	58,867
2009	898
2010	60,553
2011	969
Thereafter	94,082

Total	$523,892

Note 4—Leases

The Company leases land and/or warehouse buildings at 99 of the 458 warehouses open at September 3, 2006, and certain other office and distribution facilities under operating leases. The remaining terms of these operating leases range from approximately one to 42 years, with the exception of one lease in the U.S. that has a remaining life of 78 years and one lease in the Company’s United Kingdom subsidiary, which has a remaining lease term of 145 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices, and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. The Company accounts for its leases with step-rent provisions on a straight-line basis over the original term of the lease.

Aggregate rental expense for fiscal 2006, 2005 and 2004 was $134,406, $127,770 and $113,681, respectively. The amount for 2005 excludes $15,999 in rent expense associated with the correction made in the second quarter of fiscal 2005 to the Company’s method of accounting for ground leases that did not require rental payments during the period of construction.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 4—Leases (Continued)

Future minimum payments, net of sub-lease income of $162,120 for all years combined, during the next five fiscal years and thereafter under non-cancelable leases with terms of at least one year, at September 3, 2006, were as follows:

2007	$130,259
2008	122,829
2009	114,544
2010	102,807
2011	97,245
Thereafter	1,079,999

Total minimum payments	$1,647,683

The Company has sub-leases related to certain of its operating lease agreements. During fiscal 2006, 2005 and 2004, the Company recognized sub-lease income of $12,687, $10,484 and $9,510, respectively, included in interest income and other in the consolidated Statements of Income.

Note 5—Shareholders’ Equity

Dividends

In fiscal 2006, the Company paid quarterly cash dividends totaling $0.49 per share. In fiscal 2005, the Company paid quarterly cash dividends totaling $0.43 per share. The Company’s current quarterly dividend rate is $0.13 per share or $0.52 per share on an annualized basis.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

The Company’s Board of Directors has approved the following stock repurchase programs:

	Amount Approved	Amount Remaining
August 2005	$1,000,000	$—
January 2006(1)	1,000,000	625,534
July 2006(2)	2,000,000	2,000,000

Total	$4,000,000	$2,625,534

(1)	Expires in January 2009.

(2)	Expires in July 2009.

During fiscal 2005, the Company repurchased 9,205,000 shares of common stock at an average price of $44.89, totaling approximately $413,252, including commissions. During fiscal 2006, the Company repurchased 28,407,000 shares at an average price of $51.44, totaling approximately $1,461,217, including commissions. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Shareholders’ Equity (Continued)

Comprehensive Income

Comprehensive income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments.

The following table shows the components of comprehensive income, net of related tax effects:

	September 3, 2006	August 28, 2005	August 29, 2004
Net income	$1,103,215	$1,063,092	$882,393
Unrealized losses on short-term investments, net of tax benefit of $210, $2,719 and $0 in 2006, 2005, and 2004, respectively	(330)	(4,378)	(140)
Foreign currency translation adjustment and other, net of tax provision of $4,088, $6,037 and $0 in 2006, 2005 and 2004, respectively	119,554	146,273	94,264

Total comprehensive income	$1,222,439	$1,204,987	$976,517

The favorable translation adjustments during fiscal years 2006, 2005 and 2004 were primarily due to stronger foreign currencies.

The components of accumulated other comprehensive income, net of tax, were as follows:

	September 3, 2006	August 28, 2005
Foreign currency translation adjustments and other	$282,112	$162,558
Unrealized losses on short-term investments	(4,849)	(4,519)

Accumulated other comprehensive income	$277,263	$158,039

Note 6—Stock-Based Compensation Plans

The Company’s 1993 Combined Stock Grant and Stock Option Plan (1993 Plan) provided for the issuance of up to 60 million shares of its common stock upon the exercise of stock options and up to 3,333,332 shares through stock grants. During fiscal 2002, the 2002 Stock Incentive Plan (2002 Plan) was adopted following shareholder approval. The 2002 Plan authorized 30 million shares of common stock for issuance, subject to adjustment. For future grants, the 2002 Plan replaces the 1993 Plan and the 1993 Plan has been amended to provide that no more options or stock grants may be issued under such plan. All shares under the 1993 Plan that were available for future option grants (and any additional shares that subsequently become available through cancellation of unexercised options outstanding) are to be added to the number of shares available for grant under the 2002 Plan. The 2002 Plan authorizes the Company to grant stock options to eligible employees, directors and consultants.

In January 2005, the 2002 Plan was amended following shareholder approval and is referred to as the Amended and Restated 2002 Stock Incentive Plan (Amended and Restated 2002 Plan). The Amended

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

and Restated 2002 Plan authorized the issuance of an additional 10 million shares for option grants and authorized the award of stock bonuses or stock units in addition to stock option grants currently authorized. The number of shares issued as stock bonuses or stock units is limited to one-third of those available for option grants.

In January 2006, the Amended and Restated 2002 Plan was amended following shareholder approval and is now referred to as the Second Restated 2002 Plan. The Second Restated 2002 Plan authorizes the issuance of an additional 10 million shares for future grants in addition to grants currently authorized. Stock options generally vest over five years and have a ten-year term. Each share issued in respect of stock bonuses or stock units would be counted as 1.75 shares toward the share limit and each share issued in respect of options would be counted as one share.

In conjunction with the adoption of SFAS 123 at the beginning of fiscal 2003, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all stock-based awards granted prior to fiscal 2003 will continue to be recognized using the accelerated multiple option approach, while compensation expense for all stock-based awards granted subsequent to fiscal 2002 will be recognized using the straight-line single-option method. Additionally, SFAS 123R requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures), and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and restricted stock units (RSUs) generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of shares that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested.

The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Summary of Stock Option Activity

The following table summarizes the stock option transactions during fiscal 2006 (number of options in thousands):

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at August 28, 2005	51,285	$36.14
Granted	794	46.46
Exercised	(11,712)	31.79
Forfeited or expired	(499)	39.78

Outstanding at September 3, 2006	39,868	37.57	6.00	$391,847

Exercisable at September 3, 2006	22,289	$35.92	4.64	$256,655

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006, 2005, and 2004:

	2006	2005	2004
Expected volatility	28%	38%	44%
Expected term	5.2 years	6.6 years	6.2 years
Risk free interest rate	4.33%	4.28%	3.38%
Expected dividend yield	0.99%	1.11%	1.04%
Weighted-average fair value per option granted	$13.87	$18.01	$16.01

In fiscal 2006, the expected volatility was based primarily on the historical volatility of the Company’s stock and to a lesser extent the six-month implied volatility of its traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. In fiscal 2006, the expected term is the average of the life of all historical grants that have been exercised and the term at which the historical average intrinsic gain is reached. Prior to adoption of SFAS 123R, the expected term was calculated as the average term between grant and exercise dates for those options where at least 40% of the original grant was exercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The expected dividend yield is based on the annual dividend rate at the time of grant.

The Company recorded stock-based compensation expense related to stock options of $102,473, $67,937 and $36,508 in fiscal 2006, 2005, and 2004, respectively. The related total tax benefit was $32,665, $22,539 and $12,325 in fiscal 2006, 2005, and 2004, respectively. The remaining unrecognized compensation cost related to unvested options at September 3, 2006, was $241,000 and the weighted-average period of time over which this cost will be recognized is 2.9 years. During fiscal 2006, the total intrinsic value of stock options exercised was $240,200. The actual tax benefit realized from the tax deductions for stock options exercised totaled $54,937, $44,946 and $22,712 in fiscal 2006, 2005, & 2004.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

The following is a summary of stock options outstanding as of September 3, 2006 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted- Average Exercise Price
$9.00–$27.13	2,669	1.26	$20.46	2,669	$20.46
$30.41–$30.41	5,133	6.58	30.41	2,249	30.41
$31.55–$34.28	4,321	4.86	33.92	3,815	34.08
$36.00–$36.91	2,990	2.74	36.78	2,990	36.78
$37.35–$37.35	5,902	7.58	37.35	1,840	37.35
$37.44–$39.65	4,321	5.67	38.81	3,033	38.85
$43.00–$43.00	3,132	3.52	43.00	3,132	43.00
$43.79–$43.79	8,530	8.58	43.79	1,483	43.79
$44.97–$46.46	2,498	7.33	45.93	706	45.28
$52.50–$52.50	372	3.58	52.50	372	52.50

	39,868	6.00	$37.57	22,289	$35.92

At August 28, 2005 and August 29, 2004, there were 25,987 and 27,513 options exercisable at weighted average exercise prices of $33.66 and $31.84, respectively.

Summary of Restricted Stock Unit Activity

In the fourth quarter of fiscal 2006, the Company ceased the granting of stock options in favor of RSUs. Generally, RSUs vest over five years; however, the Company also provides for accelerated vesting upon retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. Accordingly, the fair value of RSUs is the quoted market value of the Company’s common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At September 3, 2006, 10.6 million RSUs were available to be granted to eligible employees, directors and consultants under the Second Restated 2002 Plan.

The following table summarizes information about outstanding RSUs:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at August 28, 2005	—	$—
Granted	1,408	52.31
Vested	—	—
Forfeited	—	—

Non-vested at September 3, 2006	1,408	$52.31

The Company recorded stock-based compensation expense related to RSUs of $4,924 in fiscal 2006. The related total tax benefit was $1,623 in fiscal 2006. The remaining unrecognized compensation cost related to non-vested restricted stock units at September 3, 2006, was $67,000 and the weighted-average period of time over which this cost will be recognized is 4.8 years.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 7—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company will provide each eligible participant an annual contribution based on salary and years of service.

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

Amounts expensed under these plans were $233,595, $191,651 and $169,664 for fiscal 2006, 2005 and 2004, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations.

Note 8—Income Taxes

Income before income taxes is comprised of the following:

	2006	2005	2004
Domestic (including Puerto Rico)	$1,433,954	$1,225,741	$1,194,548
Foreign	317,463	323,221	206,076

Total	$1,751,417	$1,548,962	$1,400,624

The provisions for income taxes for fiscal 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Federal:
Current	$442,039	$306,527	$238,136
Deferred	(23,799)	(48,070)	116,390

Total federal	418,240	258,457	354,526

State:
Current	67,959	75,063	49,852
Deferred	(7,806)	(14,699)	20,479

Total state	60,153	60,364	70,331

Foreign:
Current	118,040	123,969	171,006
Deferred	(3,168)	(1,866)	(100,344)

Total foreign	114,872	122,103	70,662

Tax benefits allocated to contributed capital	54,937	44,946	22,712

Total provision for income taxes	$648,202	$485,870	$518,231

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 8—Income Taxes (Continued)

The reconciliation between the statutory tax rate and the effective rate for fiscal 2006, 2005 and 2004 is as follows:

	2006		2005		2004
Federal taxes at statutory rate	$612,996	35.00%	$542,137	35.00%	$490,218	35.00%
State taxes, net	42,338	2.42	39,193	2.53	48,157	3.44
Foreign taxes, net	1,701	0.10	(15,506)	(1.00)	(5,729)	(0.41)
Transfer pricing settlement	—	0.00	(54,155)	(3.50)	—	0.00
Tax benefit on unremitted earnings	(11,978)	(0.68)	(30,602)	(1.98)	—	0.00
Translation gain on unremitted earnings	5,333	0.30	10,010	0.65	—	0.00
Other	(2,188)	(0.13)	(5,207)	(0.33)	(14,415)	(1.03)

Total	$648,202	37.01%	$485,870	31.37%	$518,231	37.00%

The components of the deferred tax assets and liabilities are as follows:

	September 3, 2006	August 28, 2005
Stock options	$73,148	$30,480
Deferred income/membership fees	69,704	36,594
Excess foreign tax credits	4,177	30,602
Accrued liabilities and reserves	237,079	266,337
Other	23,578	3,880

Total deferred tax assets	407,686	367,893

Property and equipment	295,424	273,794
Merchandise inventories	95,868	91,407
Translation gain	1,532	16,047

Total deferred tax liabilities	392,824	381,248

Net deferred tax assets (liabilities)	$14,862	$(13,355)

The deferred tax accounts at September 3, 2006 and August 28, 2005 include current deferred income tax assets of $162,534 and $159,197, respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $12,109 and $7,962, respectively, included in other assets; and non-current deferred income tax liabilities of $159,781 and $180,514, respectively, included in deferred income taxes and other liabilities. Income taxes payable at September 3, 2006 and August 28, 2005 are $69,154 and $27,695, respectively, included in other current liabilities.

The effective income tax rate on earnings was 37.0% in fiscal 2006, 31.4% in fiscal 2005 and 37.0% in fiscal 2004. The decrease in the effective income tax rate in fiscal 2005 from fiscal 2004 is primarily attributable to a $54,155 income tax benefit resulting from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and a net tax benefit on unremitted foreign earnings of $20,592. The Company recognized a tax benefit of $30,602, resulting from excess foreign tax credits on unremitted foreign earnings, and recognized a tax expense of

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 8—Income Taxes (Continued)

$10,010, resulting from tax expense on translation gains accumulated to the date that the Company determined that certain unremitted foreign earnings were no longer permanently reinvested. The net benefit of $20,592 related to that portion of unremitted foreign earnings that the Company planned to repatriate in the foreseeable future. Excluding these benefits the effective income tax rate on earnings in fiscal 2005 was 36.2%. During the third quarter of fiscal 2006, the Company distributed $427,296 from its Canadian operations.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of non-U.S. affiliates aggregating $907,090 and $865,579 at September 3, 2006, and August 28, 2005, respectively, as such earnings are deemed permanently reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not deemed to be permanently reinvested.

Note 9—Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Fiscal Year Ended
	September 3, 2006	August 28, 2005	August 29, 2004
Net income available to common stockholders used in basic net income per share	$1,103,215	$1,063,092	$882,393
Interest on convertible notes, net of tax	3,040	7,672	11,607

Net income available to common stockholders after assumed conversions of dilutive securities	$1,106,255	$1,070,764	$894,000

Weighted average number of common shares used in basic net income per share (000’s)	469,718	473,945	459,223
Stock options and restricted stock units (000’s)	5,944	6,000	3,892
Conversion of convertible notes (000’s)	4,679	12,090	19,344

Weighted number of common shares and dilutive potential common stock used in diluted net income (000’s) per share	480,341	492,035	482,459

The diluted share base calculation for fiscal years ended September 3, 2006, August 28, 2005 and August 29, 2004, excludes 11,142,000, 12,575,000 and 24,748,000 stock options and restricted stock units outstanding, respectively. These equity instruments are excluded due to their anti-dilutive effect.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two actions purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Superior Court for the County of San Diego, Case No. GIC-792559; Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369.

An overtime compensation case brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corp., Superior Court for the County of Alameda, Case No. RG-04150447.

An action purportedly brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ).

An action purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that Costco did not properly compensate and record time worked by employees during the security searches and routine closing procedures. Elizabeth Alvarado v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-06-04015-MJJ.

Claims in these five actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

An action purportedly brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees.

Class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Company has filed a motion to dismiss the complaint on the ground that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. Counsel for the plaintiff in Barmak has also sent a letter purporting to invoke consumer protection statutes in Massachusetts and Texas.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles and removed to the United States District Court for the Central District of California), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest, and punitive damages.

The Company does not believe that any claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the cases, however unlikely, could result in a charge that might be material to the results of an individual quarter.

On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking records relating to the Company’s receipt and handling of hazardous merchandise returned by Costco members and other records. On October 10, the Company learned that the grand jury intends to subpoena at least two individuals who are employed at one of the Company’s warehouses. The Company is cooperating with the United States Attorney’s Office and at this time cannot reasonably estimate any loss that may arise from this matter.

Note 11—Staff Accounting Bulletin No. 108

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective the beginning of the fiscal year ended September 3, 2006, the Company elected to early-adopt SAB 108. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Review of Stock Option Grant Practices

Following publicity regarding the granting of stock options, the Company initiated an internal review of its historical stock option grant practices to determine whether the stated grant dates of options were supported by the Company’s books and records. As a result of this preliminary review, a special committee of independent directors was formed. The Company filed a Form 8-K dated October 12, 2006, which provides details regarding the special committee’s review. The special committee engaged independent counsel and forensics experts, and comprehensively reviewed all equity grants made during the years 1996 through 2005. In late September 2006, the special committee reported its con -

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 11—Staff Accounting Bulletin No. 108 (Continued)

clusions and recommendations to the board of directors, which, after further review, adopted these conclusions and recommendations. The review identified no evidence of fraud, falsification of records, concealment of actions or documentation, or intentional deviation from generally accepted accounting principles. The review indicated that, in several instances, it was impossible to determine with precision the appropriate measurement date for specific grants. For these grants it was feasible only to identify a range of dates that included the appropriate measurement dates, where some dates in the range were after the recorded grant date.

The subject grants were made to over one thousand of the Company’s employees, including, among others, the Company’s warehouse managers and buyers. None of the options in which the review identified imprecision in the grant process were issued to the Company’s chief executive officer, chairman, or non-employee directors, except in April 1997 both the chief executive officer and the chairman received, as part of a broad grant to hundreds of employees, one grant subject to imprecision that may have benefited each by up to approximately $200. Other grants subject to imprecision were made to a director who serves as executive vice president and chief financial officer and to a director who had no role in the determination of any grant date, but who serves as senior executive vice president and chief operating officer.

Given the lack of historical documentation, it was not possible to precisely determine the amount of the adjustments that should be made. Based on the recommendation of the special committee, which was based on the documentation that was available, the Company has recorded an adjustment to transfer $116,157 from retained earnings to paid-in capital, representing previously unrecorded after-tax compensation expense, and to increase the deferred tax asset account by $31,480. In those cases where the committee was unable to identify the likely grant date of the options, the latest date on which the decision could have been made was used. The Company also recorded $1,701 for the estimated federal income tax consequences stemming from the probable disallowance of compensation deductions claimed related to the subject option grants. The Company has informed the SEC of the special committee’s investigation and conclusions and will cooperate fully in the event of any inquiry.

The special committee and management do not believe that the net effects of this adjustment were material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

Year	Net after-tax effect of adjustment	Reported net income(1)	Percent of reported net income
2005	$3,954	$1,063,092	0.37%
2004	6,430	882,393	0.73%
2003	9,092	721,000	1.26%
2002	14,872	699,983	2.12%
1996-2001	81,809	2,769,678	2.95%

Total	$116,157	$6,136,146	1.89%

(1)	Excludes cumulative effect of accounting change related to membership fees of $118,023 (net of tax), reported in fiscal 1999.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 11—Staff Accounting Bulletin No. 108 (Continued)

Accounting for Reinsurance Agreements

The Company adjusted its beginning retained earnings for fiscal 2006 related to a correction in the historical accounting treatment of certain finite risk arrangements. Because of the limited amount of risk transfer included in the agreements, historical premium payments should have been accounted for as a deposit asset rather than expensed over the policy term.

Deferred Tax Liability Adjustment

The Company also adjusted its beginning retained earnings for fiscal 2006 for a historical misstatement in deferred taxes related to unreconciled differences in the detailed records supporting the deferred tax liability for depreciation of property and equipment. These differences had accumulated over a period of several years. This resulted in an overstatement of the tax basis and a corresponding understatement of the Company’s net deferred tax liability.

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

	Cumulative Effect as of August 29, 2005
	Stock option grant practices	Income tax reserve for excess compensation	Deposit accounting	Deferred taxes	Total
Deferred income taxes and other current assets	$—	$—	$16,427	$—	$16,427
Other current liabilities	—	(1,701)	—	—	(1,701)
Deferred income taxes and other liabilities	31,480	—	(6,383)	(31,667)	(6,570)
Additional paid-in-capital	(147,637)	—	—	—	(147,637)
Retained earnings	116,157	1,701	(10,044)	31,667	139,481

Total	$—	$—	$—	$—	$—

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 12—Segment Reporting

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

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended September 3, 2006
Total revenue	$48,465,918	$8,121,728	$3,563,581	$60,151,227
Operating income	1,245,835	292,512	87,285	1,625,632
Depreciation and amortization	413,235	61,232	40,818	515,285
Capital expenditures	933,952	188,303	90,312	1,212,567
Property and equipment	6,676,417	1,032,439	855,439	8,564,295
Total assets	14,009,262	1,913,945	1,571,863	17,495,070
Net assets	7,189,831	1,043,384	910,224	9,143,439

Year Ended August 28, 2005
Total revenue	$43,064,452	$6,732,305	$3,155,469	$52,952,226
Operating income	1,167,736	241,503	65,064	1,474,303
Depreciation and amortization	389,172	50,938	41,728	481,838
Capital expenditures	733,718	139,735	121,978	995,431
Property and equipment	6,170,553	833,637	786,002	7,790,192
Total assets	13,202,937	2,034,420	1,427,848	16,665,205
Net assets	6,769,222	1,284,829	827,058	8,881,109

Year Ended August 29, 2004
Total revenue	$39,430,386	$6,042,955	$2,636,566	$48,109,907
Operating income	1,121,122	214,518	50,008	1,385,648
Depreciation and amortization	364,432	40,220	36,069	440,721
Capital expenditures	560,387	89,748	55,485	705,620
Property and equipment	5,853,103	675,871	690,855	7,219,829
Total assets	12,107,613	1,717,962	1,266,973	15,092,548
Net assets	5,871,177	1,011,665	741,968	7,624,810

The accounting policies of the segments are the same as those described in Note 1. All inter-segment total revenue and expenses are immaterial and have been eliminated in computing total revenue and operating income.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for fiscal 2006 and 2005.

	53 Weeks Ended September 3, 2006
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 17 Weeks	Total 53 Weeks
REVENUE
Net sales	$12,670,792	$13,789,246	$13,007,415	$19,495,727	$58,963,180
Membership fees	262,554	269,766	276,233	379,494	1,188,047

Total revenue	12,933,346	14,059,012	13,283,648	19,875,221	60,151,227
OPERATING EXPENSES
Merchandise costs	11,330,171	12,303,850	11,635,052	17,476,424	52,745,497
Selling, general and administrative	1,264,092	1,317,804	1,282,276	1,867,969	5,732,141
Preopening expenses	12,377	4,614	10,431	15,082	42,504
Provision for impaired assets and closing costs, net	1,211	1,428	1,182	1,632	5,453

Operating income	325,495	431,316	354,707	514,114	1,625,632
OTHER INCOME (EXPENSE)
Interest expense	(3,724)	(2,923)	(2,679)	(3,244)	(12,570)
Interest income and other	25,540	35,225	33,751	43,839	138,355

INCOME BEFORE INCOME TAXES	347,311	463,618	385,779	554,709	1,751,417
Provision for income taxes	131,493	167,415	150,184	199,110	648,202

NET INCOME	$215,818	$296,203	$235,595	$355,599	$1,103,215

NET INCOME PER COMMON SHARE:
Basic	$0.46	$0.63	$0.50	$0.76	$2.35

Diluted	$0.45	$0.62	$0.49	$0.75	$2.30

Shares used in calculation (000’s)
Basic	472,717	471,889	470,516	465,542	469,718
Diluted	486,367	482,127	480,533	474,449	480,341
Dividends per share	$0.115	$0.115	$0.13	$0.13	$0.49

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

Certain reclassifications have been made to conform to the presentation adopted in the fourth quarter of fiscal 2006.

	52 Weeks Ended August 28, 2005
	First Quarter 12 Weeks	Second Quarter 12 Weeks		Third Quarter 12 Weeks	Fourth Quarter 16 Weeks		Total 52 Weeks
REVENUE
Net sales	$11,342,611	$12,415,442		$11,750,892	$16,370,125		$51,879,070
Membership fees	238,059	245,499		249,787	339,811		1,073,156

Total revenue	11,580,670	12,660,941		12,000,679	16,709,936		52,952,226
OPERATING EXPENSES
Merchandise costs	10,132,487	11,056,064		10,503,661	14,654,749		46,346,961
Selling, general and administrative	1,134,353	1,187,986		1,168,404	1,570,596		5,061,339
Preopening expenses	10,385	22,996	(a)	9,475	10,374		53,230
Provision for impaired assets and closing costs, net	2,800	4,000		3,000	6,593		16,393

Operating income	300,645	389,895		316,139	467,624		1,474,303
OTHER INCOME (EXPENSE)
Interest expense	(9,642)	(8,980)		(8,476)	(7,339)		(34,437)
Interest income and other	15,590	24,779		30,159	38,568		109,096

INCOME BEFORE INCOME TAXES	306,593	405,694		337,822	498,853		1,548,962
Provision for income taxes	113,440	100,242	(b)	128,034	144,154	(c)	485,870

NET INCOME	$193,153	$305,452		$209,788	$354,699		$1,063,092

NET INCOME PER COMMON SHARE:
Basic	$0.41	$0.64		$0.44	$0.74		$2.24

Diluted	$0.40	$0.62		$0.43	$0.73		$2.18

Shares used in calculation (000’s)
Basic	465,869	474,221		478,248	476,636		473,945
Diluted	489,284	493,700		493,282	491,392		492,035
Dividends per share	$0.100	$0.100		$0.115	$0.115		$0.430

(a)	Includes a cumulative pre-tax, non-cash charge of $15,999 related to a correction of the Company’s method of accounting for ground leases (entered into over the past twenty years) that did not require rental payments during the period of construction.

(b)	Includes a $52,064 income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003). An additional benefit of $2,091 was booked in the fourth quarter bringing the cumulative benefit to $54,155.

(c)	Includes a $20,592 net tax benefit with respect to unremitted earnings and a tax benefit of $13,895 associated with lower state tax rates.

Certain reclassifications have been made to conform to the presentation adopted in the fourth quarter of fiscal 2006.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description
2.1.1	Amended and Restated Agreement of Transfer and Plan of Exchange dated as of November 14, 1994 by and between Price/Costco, Inc. and Price Enterprises, Inc.(1)
2.1.2	Agreement Concerning Transfer of Certain Assets between and among Price/Costco, Inc., Price Enterprises, Inc., The Price Company, Price Costco International, Inc., Costco Wholesale Corporation, Price Global Trading, L.L.C., PGT, Inc., Price Quest, L.L.C., and PQI, Inc., dated as of November 21, 1996, with an effective date of May 28, 1997(2)
2.1.3	Amendment No. 1 to Agreement Concerning Transfer of Certain Assets dated May 29, 1997 (2)
3.1	Articles of Incorporation of the registrant(3)
3.2	Bylaws of the registrant(4)
4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of it’s long-term debt instruments of registrant
10.1	Costco Wholesale Executive Health Plan(14)
10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(5)
10.1.2	Amendments to Stock Option Plan, 1995(6)
10.1.3	Amendments to Stock Option Plan, 1997(7)
10.1.4	Amendments to Stock Option Plan, 2000(4)
10.1.5	Amendments to Stock Option Plan, 2002(8)
10.1.6	Costco Wholesale Corporation 2002 Stock Incentive Plan(8)
10.1.7	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation(13)
10.1.8	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee(15)
10.1.9	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director(15)
10.2	Form of Indemnification Agreement(9)
10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(10)
10.5.3	A $250 million Short-Term Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks, dated November 15, 2000(11)
10.5.4	A $250 million Extended Revolving Credit Agreement among Costco Wholesale Corporation and a group of ten banks dated November 15, 2000(11)
10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation(16)
10.7	Revolving Credit Agreement between Costco Wholesale Canada Ltd and Royal Bank of Canada, dated March 24, 2003(12)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13(a)—14(a) Certifications
32.1	Section 1350 Certifications

(1)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended August 28, 1994

(2)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 31, 1997.

(3)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

(4)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

(5)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

(6)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

(7)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

(8)	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

(9)	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

(10)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996.

(11)	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 2, 2001.

(12)	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 11, 2003.

(13)	Incorporated by reference to the exhibits filed as part of the Registration Statement filed by Costco Wholesale Corporation on Form S-8 (File No. 333-129172) dated October 21, 2005.

(14)	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal first quarter ended November 20, 2005.

(15)	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 7, 2006.

(16)	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated September 20, 2006.