Form 10-Q
period 2006-11-26
COSTCO WHOLESALE CORP /NEW
filed 2006-12-22
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2006

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

The number of shares outstanding of the issuer’s common stock as of December 15, 2006 was 452,314,185.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	November 26, 2006	September 3, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,843,101	$1,510,939
Short-term investments	770,833	1,322,181
Receivables, net	607,032	565,373
Merchandise inventories	5,388,792	4,568,723
Deferred income taxes and other current assets	254,501	264,866

Total current assets	8,864,259	8,232,082

PROPERTY AND EQUIPMENT
Land	2,824,278	2,747,396
Buildings, leasehold and land improvements	6,548,306	6,241,357
Equipment and fixtures	2,505,196	2,405,229
Construction in progress	140,317	248,454

	12,018,097	11,642,436
Less accumulated depreciation and amortization	(3,186,279)	(3,078,141)

Net property and equipment	8,831,818	8,564,295

OTHER ASSETS	719,097	698,693

	$18,415,174	$17,495,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$56,072	$41,385
Accounts payable	5,537,829	4,581,395
Accrued salaries and benefits	1,120,668	1,080,382
Accrued sales and other taxes	273,824	324,274
Deferred membership income	633,776	583,946
Current portion of long-term debt	340,056	308,523
Other current liabilities	984,634	899,286

Total current liabilities	8,946,859	7,819,191
LONG-TERM DEBT, excluding current portion	174,733	215,369
DEFERRED INCOME TAXES AND OTHER LIABILITIES	257,141	253,713

Total liabilities	9,378,733	8,288,273

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	64,455	63,358
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 455,392,000 and 462,279,000 shares issued and outstanding	2,278	2,312
Additional paid-in capital	2,854,428	2,822,652
Accumulated other comprehensive income	270,952	277,263
Retained earnings	5,844,328	6,041,212

Total stockholders’ equity	8,971,986	9,143,439

	$18,415,174	$17,495,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended
	November 26, 2006	November 20, 2005
REVENUE
Net sales	$13,852,321	$12,670,792
Membership fees	299,303	262,554

Total revenue	14,151,624	12,933,346
OPERATING EXPENSES
Merchandise costs	12,388,958	11,330,171
Selling, general and administrative	1,382,467	1,264,092
Preopening expenses	22,727	12,377
Provision for impaired assets and closing costs, net	4,332	1,211

Operating income	353,140	325,495
OTHER INCOME (EXPENSE)
Interest expense	(2,140)	(3,724)
Interest income and other	27,111	25,540

INCOME BEFORE INCOME TAXES	378,111	347,311
Provision for income taxes	141,225	131,493

NET INCOME	$236,886	$215,818

NET INCOME PER COMMON SHARE:
Basic	$0.52	$0.46

Diluted	$0.51	$0.45

Shares used in calculation (000’s)
Basic	458,873	472,717
Diluted	467,836	486,367
Dividends per share	$0.130	$0.115

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	12 Weeks Ended
	November 26, 2006	November 20, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236,886	$215,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,976	114,139
Other	(5,714)	(3,579)
Accretion of discount on zero coupon notes	644	1,998
Stock-based compensation	32,253	19,512
Undistributed equity earnings in joint ventures	(5,233)	(4,028)
Net loss on sale of property and equipment and other	1,556	812
Change in deferred income taxes	(2,730)	(8,155)
Excess tax benefit from exercise of stock options	(2,203)	(5,537)
Change in receivables, other current assets, deferred income, accrued and other current liabilities	37,852	22,938
Increase in merchandise inventories	(828,681)	(823,875)
Increase in accounts payable	815,884	603,530

Total adjustments	170,604	(82,245)

Net cash provided by operating activities	407,490	133,573

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $19,139 and $6,304 of non-cash capital expenditures in the first fiscal quarters of 2007 and 2006, respectively	(388,800)	(266,264)
Proceeds from the sale of property and equipment	3,408	3,354
Purchases of short-term investments	(315,559)	(641,643)
Maturities of short-term investments	434,943	711,419
Sales of short-term investments	438,295	46,682
Change in other assets and other, net	(15,393)	2,608

Net cash provided by/(used in) investing activities	156,894	(143,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	13,712	10,739
Net proceeds from issuance of long-term debt	2,567	4,627
Repayments of long-term debt	(1,406)	(982)
Changes in bank checks outstanding	128,312	47,950
Change in minority interests	1,097	917
Excess tax benefit from exercise of stock options	2,203	5,537
Exercise of stock options	35,930	76,725
Repurchases of common stock	(411,649)	(183,781)

Net cash used in financing activities	(229,234)	(38,268)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,988)	(5,166)

Net increase/(decrease) in cash and cash equivalents	332,162	(53,705)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,510,939	2,062,585

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,843,101	$2,008,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes $3,121 and $2,535 interest capitalized in the first fiscal quarters of 2007 and 2006, respectively)	$6,168	$4,441
Income taxes	$113,154	$47,235
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3 1/2% Zero Coupon Convertible Subordinated Notes current liabilities	$9,191	$153,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 3, 2006.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 26, 2006, Costco operated 500 warehouse clubs: 364 in the United States and four in Puerto Rico; 70 in Canada; 18 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 30 in Mexico (through a 50%-owned joint venture, Costco Mexico). The Company’s investments in Costco Mexico and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both November 26, 2006 and September 3, 2006, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales, using estimates that have declined over time as the Company’s experience has improved. The provision is adjusted periodically to reflect the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters of the fiscal year.

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

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At the beginning of fiscal 2003, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation,” and all employee stock option grants made since the beginning of fiscal 2003 have or will be expensed ratably over the related vesting period based on the fair value at the date the options were granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Initially, no compensation cost was recognized for option grants in periods prior to fiscal 2003, since the Company historically treated its stock options as having been granted at the fair market value on the date of grant; however, see “Review of Stock Option Grant Practices” in Note 11 in the Company’s annual report on Form 10-K for the fiscal year ended September 3, 2006, for a discussion of a special committee review of historical grant practices.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. At present, the Company is continuing to use the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The Company adopted SFAS 123R using the modified prospective method, which requires the Company to recognize stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the remaining vesting period of the stock options. This resulted in the Company expensing $1,117 in the first quarter of fiscal 2007 for stock options granted in fiscal 2001 and fiscal 2002. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statement of cash flows, in accordance with the provision of the Emerging Issues Task Force (EITF) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires, on a prospective basis, the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as excess tax benefit from exercise of stock options on the consolidated statements of cash flows.

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

See Note 3 for additional information.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB No. 108), which addresses the quantification of prior-year uncorrected misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company early-adopted SAB 108 in fiscal year 2006 and recorded adjustments for three items as disclosed in Note 11 of the Company’s annual report on Form 10-K for the fiscal year ended September 3, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. The Company is currently evaluating its impact.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154 at the beginning of its fiscal 2007. The adoption did not have a significant effect on the condensed consolidated financial statements.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain reclassifications have been made to prior fiscal period amounts or balances to conform to the presentation adopted in the current fiscal period.

NOTE (2)—LONG-TERM DEBT

During the first quarter of fiscal 2007, $13,420 in principal amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 305,000 shares of common stock and during the first quarter of fiscal 2006, $231,586 in principal amount of the Company’s Zero Coupon Notes was converted by note holders into 5,259,000 shares of common stock. These amounts differ from those in the supplemental disclosure of non-cash items in the Statements of Cash Flows due to the related discount and issuance costs.

In the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2006, the amount disclosed in Note 3 related to the principal amount of the Zero Coupon Notes converted by note holders was incorrect. As of September 3, 2006, $771,210 in principal amount of the Zero Coupon Notes were converted by note holders into shares of Costco Common Stock, of which $286,456 and $436,402 in principal were converted in fiscal 2006 and 2005, respectively.

NOTE (3)—STOCKHOLDERS’ EQUITY

Dividends

The Company’s current quarterly cash dividend rate is $0.13 per share, or $0.52 per share on an annualized basis. The Board of Directors declared a quarterly cash dividend of $0.13 per share to shareholders of record on November 17, 2006. The dividend was paid on December 1, 2006.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

Under the Company’s authorized stock repurchase programs, the Company purchased 8,275,000 shares at an average price of $51.36, for a total amount of $424,959 in the first quarter of fiscal 2007. During the first quarter of fiscal 2006, the Company purchased 4,352,000 shares at an average price of $47.50 for a total amount of $206,710. These amounts differ from the stock repurchase balances in the Statements of Cash Flows due to repurchases that are accrued at quarter end. As of November 26, 2006, the Company had $2,200,575 available for additional share repurchases.

NOTE (3)—STOCKHOLDERS’ EQUITY (Continued)

Comprehensive Income

Comprehensive income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments.

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended
	November 26, 2006	November 20, 2005
Net income	$236,886	$215,818
Unrealized gains/(losses) on short-term investments, net of tax provision/(benefit) of $(1,049) and $1,087 in the first quarter of fiscal 2007 and 2006, respectively	1,782	(1,731)
Foreign currency translation adjustment, net of tax benefit of $1,155 and $177 in the first quarter of fiscal 2007 and 2006, respectively	(8,093)	(27,172)

Total comprehensive income	$230,575	$186,915

NOTE (4)—STOCK-BASED COMPENSATION PLANS

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans, and since the fourth quarter of fiscal 2006, the Company has granted restricted stock units (RSUs) under the Second Restated 2002 Plan. Stock options generally vest over five years and have a ten-year term. Each share issued in respect of stock bonuses or stock units count as 1.75 shares toward the share limit and each share issued in respect of options is counted as one share.

In conjunction with the adoption of SFAS 123 at the beginning of fiscal 2003, the Company changed its method of attributing the value of stock-based compensation expense from accelerated multiple-option to straight-line single-option. Compensation expense for all stock-based awards granted prior to fiscal 2003 will continue to be recognized using the accelerated multiple option approach, while compensation expense for all stock-based awards granted subsequent to fiscal 2002 will be recognized using the straight-line single-option method. Additionally, SFAS 123R requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures), and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and RSUs generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of shares that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested.

The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first quarter of fiscal 2007:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in (years)	Aggregate Intrinsic Value(1)
Outstanding at September 3, 2006	39,868	$37.57
Granted	—	—
Exercised	(1,083)	33.18
Forfeited or expired	(93)	39.98

Outstanding at November 26, 2006	38,692	$37.69	5.81	$612,252

Exercisable at November 26, 2006	21,965	$36.21	4.50	$379,968

(1)	The difference between the original exercise price and market value at the end of the first fiscal quarter of 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2006:

2006
Risk free interest rate	4.33%
Expected life	5.2 years
Expected volatility	28%
Expected dividend yield	0.99%
Weighted-average fair value per option granted	$13.87

Disclosures for the first quarter of fiscal 2007 are not presented because no stock option grants were made in this quarter.

The Company recognized stock compensation costs related to stock options of $21,413 and $19,512 in the first quarter of fiscal 2007 and 2006, respectively. The related total deferred tax benefit was $7,088 and $6,473 in the first quarter fiscal 2007 and 2006, respectively. The remaining unrecognized compensation cost related to unvested awards at November 26, 2006, was $217,354 and the weighted-average period of time over which this cost will be recognized is 2.7 years.

Tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal year 2007 and 2006 are provided in the following table (dollars in thousands):

	12 Weeks Ended
	November 26, 2006	November 20, 2005
Reduction in income tax related to stock options exercised	$7,059	$13,771
Intrinsic value of stock options exercised	$21,528	$40,825

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Restricted Stock Unit Activity

In the fourth quarter of fiscal 2006, the Company ceased the granting of stock options in favor of RSUs. Generally, RSUs vest over five years; however, the Company also provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. Accordingly, the fair value of RSUs is the quoted market value of the Company’s common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At November 26, 2006, 7.3 million RSUs were available to be granted to eligible employees, directors and consultants under the Second Restated 2002 Plan.

The following table summarizes information about outstanding RSUs:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 4, 2006	1,408	$51.00
Granted	3,361	51.68
Vested	(1)	50.92
Forfeited	(15)	51.27

Non-vested at November 26, 2006	4,753	$50.47

The Company recorded stock-based compensation expense related to RSUs of $10,840 in the first quarter of fiscal 2007. The related total deferred tax benefit was $3,698 in the first quarter of fiscal 2007. The remaining unrecognized compensation cost related to non-vested restricted stock units at November 26, 2006, was $224,179 and the weighed average period of time over which this cost will be recognized is 4.8 years.

NOTE (5)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended
	November 26, 2006	November 20, 2005
Net income available to common stockholders used in basic net income per share	$236,886	$215,818
Interest on convertible bonds, net of tax	403	1,251

Net income available to common stockholders after assumed conversions of dilutive securities	$237,289	$217,069

Weighted average number of common shares used in basic net income per share (000’s)	458,873	472,717
Stock options and restricted stock units (000’s)	6,279	5,023
Conversion of convertible bonds (000’s)	2,684	8,627

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	467,836	486,367

NOTE (5)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

The diluted share base calculation for the fiscal quarters ended November 26, 2006, and November 20, 2005 excludes 10,721,291 and 13,353,656 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

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

Class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Company has filed a motion to dismiss the complaint on the ground that the challenged practice, while it was still in effect, was appropriately disclosed to Executive

NOTE (6)—COMMITMENTS AND CONTINGENCIES (Continued)

Members. Counsel for the plaintiff in Barmak has also sent a letter purporting to invoke consumer protection statutes in Massachusetts and Texas.

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles and removed to the United States District Court for the Central District of California), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 26, 2006
Total revenue	$11,243,562	$1,968,818	$939,244	$14,151,624
Operating income	252,747	76,065	24,328	353,140
Depreciation and amortization	101,475	15,636	9,865	126,976
Capital expenditures	308,555	60,688	19,557	388,800
Property and equipment, net	6,891,662	1,058,669	881,487	8,831,818
Total assets	14,445,335	2,206,838	1,763,001	18,415,174
Net assets	6,804,450	1,182,858	984,678	8,971,986
Twelve Weeks Ended November 20, 2005
Total revenue	$10,444,799	$1,715,258	$773,289	$12,933,346
Operating income	253,594	52,910	18,991	325,495
Depreciation and amortization	91,546	12,977	9,616	114,139
Capital expenditures	200,805	55,382	10,077	266,264
Property and equipment, net	6,279,578	881,329	754,732	7,915,639
Total assets	13,799,704	2,258,734	1,440,921	17,499,359
Net assets	6,861,536	1,378,947	826,549	9,067,032
Year Ended September 3, 2006
Total revenue	$48,465,918	$8,121,728	$3,563,581	$60,151,227
Operating income	1,245,835	292,512	87,285	1,625,632
Depreciation and amortization	413,235	61,232	40,818	515,285
Capital expenditures	937,275	188,914	90,312	1,216,501
Property and equipment, net	6,676,417	1,032,439	855,439	8,564,295
Total assets	14,009,262	1,913,945	1,571,863	17,495,070
Net assets	7,189,831	1,043,384	910,224	9,143,439

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 3, 2006, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

NOTE (8)—SUBSEQUENT EVENT

In connection with the review of stock options announced by the Company on October 12, 2006, and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors has approved a program intended to protect over 1,000 employees who are United States taxpayers from certain adverse tax consequences. The program involves increasing the exercise prices on certain stock options granted from 2000 to 2003, while the Company makes payments to employees to reduce adverse income tax consequences from their options having been granted originally at prices lower than the revised prices. The Company is also examining the availability of similar alternatives for employees outside the United States. In total, the Company currently estimates that it will record a non-recurring, pretax charge to earnings of approximately $70 million (approximately $45 million after-tax) in the second quarter of fiscal 2007, the twelve weeks ending February 18, 2007. The ultimate amount of that charge will depend in part upon alternatives available in other countries, which are currently under review and which may affect options granted from 1996 to 2003.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the rising cost of petroleum-based products and fuel and energy costs), geopolitical conditions and other risks identified from time to time in the our public statements and reports filed with the Securities and Exchange Commission.

This management discussion should be read in conjunction with the management discussion included in our fiscal 2006 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets and supercenters.

Key items for the first quarter of fiscal 2007 included:

•	Net sales increased 9.3% over the prior year, driven by an increase in comparable sales (sales in warehouses open for at least one year) of 4% and the opening of 29 new warehouses (net of relocations) since the end of the first quarter of fiscal year 2006;

•	Membership fees increased 14.0%, representing primarily new member sign-ups at warehouses opened since the end of the first quarter of fiscal 2006, increased penetration of our Executive Membership program, continued strong renewal rates, as well as the increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales declined two basis points over the prior year’s first quarter, primarily due to increased penetration of the Executive Membership two-percent reward program;

•	Selling, general and administrative expenses as a percentage of net sales were flat year over year;

•	Net income increased 9.8% to $236.9 million, or $0.51 per diluted share, compared to $215.8 million, or $0.45 per diluted share, in the first quarter of fiscal 2006;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share; and

•	We repurchased 8.3 million shares of our common stock, totaling approximately $425 million at an average cost of $51.36 per share.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

Net Sales

	Q1 Fiscal 2007	Q1 Fiscal 2006
Net sales	$13,852,321	$12,670,792
Increase in comparable warehouse sales	4%	9%

Net sales increased 9.3% to $13.9 billion during the first quarter of fiscal 2007, from $12.7 billion during the first quarter of fiscal 2006. This increase was due to comparable warehouse sales growth of 4% and to the opening of a net 29 new warehouses (31 opened, 2 closed due to relocations) since the end of the first quarter of fiscal 2006.

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the sales increase. The average sales price per gallon of gasoline decreased approximately 10% quarter over quarter, negatively impacting the net sales increase by approximately 42 basis points. In addition, translation of foreign sales into U.S. dollars contributed to the increase in sales due to stronger foreign currencies, accounting for approximately 100 basis points of the comparable year-over-year sales increase.

Membership Fees

	Q1 Fiscal 2007	Q1 Fiscal 2006
Membership fees	$299,303	$262,554
Membership fees as a percent of net sales	2.16%	2.07%
Total cardholders	48,547	45,891

Membership fees increased 14.0% to $299.3 million, or 2.16% of net sales, in the first quarter of fiscal 2007 from $262.6 million, or 2.07% of net sales, in the first quarter of fiscal 2006. The increase was primarily due to additional membership sign-ups at the 29 new warehouses opened since the first quarter of fiscal 2006, increased penetration of the higher-fee Executive Membership program, high overall member renewal rates consistent with recent years, currently 87%, as well as the five dollar increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members.

Gross Margin

	Q1 Fiscal 2007	Q1 Fiscal 2006
Gross margin	$1,463,363	$1,340,621
Gross margin as a percent of net sales	10.56%	10.58%

Gross margin was $1.5 billion, or 10.56% of net sales, in the first quarter of fiscal 2007, compared to $1.3 billion, or 10.58% of net sales, in the first quarter of fiscal 2006. This two basis point decrease reflected increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members, which decreased margin by ten basis points. This decrease was largely offset by increases in gross margin in our merchandise departments, particularly our softlines and food and sundries categories, as well as increases in certain warehouse ancillary businesses.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses

	Q1 Fiscal 2007	Q1 Fiscal 2006
Selling, general and administrative expense	$1,382,467	$1,264,092
Selling, general and administrative expense as a percent of net sales	9.98%	9.98%

Selling, general and administrative (SG&A) expenses, totaled $1.4 billion, or 9.98% of net sales, during the first quarter of fiscal 2007 compared to $1.3 billion, or 9.98% of net sales, during the first quarter of fiscal 2006. Warehouse and central operating costs positively impacted SG&A comparisons as a percent of net sales by approximately two basis points. Contributing slightly to this improvement was a revised method of allocating certain payroll-related expenses in order to more accurately reflect actual costs for a given quarter. Historically, certain costs were estimated for the entire fiscal year and then recognized evenly over 13 periods. These expenditures, however, are actually disproportionately concentrated in the early part of the calendar year. We revised the approach, beginning with the first quarter of fiscal 2007, to more accurately align the expenses with the period in which they are actually incurred and to report our actual liabilities as of the interim balance sheet dates. Although there will be no impact to the annual consolidated financial statements, the change in approach will result in lower expense recognized in the first fiscal quarter and higher expense recognized in the third fiscal quarter period. The impact to the second and fourth quarters will be nominal. The effect of this change in the first fiscal quarter of 2007 was to lower SG&A expenses as a percent of net sales by approximately seven basis points. The third fiscal quarter of fiscal 2007 will, other factors being equal, have a slightly higher offsetting effect that will increase SG&A expense as a percent of net sales. SG&A as a percent of net sales was also positively impacted by six basis points due to no expense in the current quarter related to losses from hurricane damage, while the first quarter of fiscal 2006 incurred approximately $7.6 million in expense. This improvement in the first quarter of fiscal 2007 was offset by an increase in stock-based compensation costs of approximately eight basis points.

Preopening Expenses

	Q1 Fiscal 2007	Q1 Fiscal 2006
Preopening expenses	$22,727	$12,377
Preopening expenses as a percent of net sales	0.16%	0.10%
Warehouse openings	12	9
Relocations	—	(1)

Warehouse openings, net of relocations	12	8

Preopening expenses totaled $22.7 million, or 0.16% of net sales, during the first quarter of fiscal 2007, compared to $12.4 million, or 0.10% of net sales, during the first quarter of fiscal 2006. Twelve warehouses were opened in the first quarter of fiscal 2007 compared to nine warehouses opened (including one relocation) during last year’s first quarter.

Provision for Impaired Assets and Closing Costs, Net

	Q1 Fiscal 2007	Q1 Fiscal 2006
Provision for impaired assets and closing costs, net	$4,332	$1,211

The provision for impaired assets and closing costs totaled $4.3 million in the first quarter of fiscal 2007, compared to $1.2 million in the first quarter of fiscal 2006. Both fiscal 2007 and 2006 provisions

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

include future lease obligations of warehouses that have been relocated to new facilities and any losses or gains resulting from the sale of real property.

Interest Expense

	Q1 Fiscal 2007	Q1 Fiscal 2006
Interest expense	$2,140	$3,724

Interest expense totaled $2.1 million in the first quarter of fiscal 2007 compared to $3.7 million in the first quarter of fiscal 2006. Interest expense primarily includes interest on the 5 1/2% Senior Notes, the Zero Coupon Notes and balances outstanding under our bank credit facilities and promissory notes. The decrease in interest expense resulted primarily from a decrease associated with the Zero Coupon Notes as note holders converted approximately $68.3 million in principal amount of the Notes into common stock subsequent to the first quarter of fiscal 2006. The amount of interest capitalized increased in the first quarter of fiscal 2007 to $3.1 million from $2.5 million, contributing to the decrease in interest expense, as both interest rates and the dollar amount of projects under construction increased. The overall decrease in interest expense for the first quarter of fiscal 2007 was partially offset by the increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002.

Interest Income and Other

	Q1 Fiscal 2007	Q1 Fiscal 2006
Interest income	$20,608	$21,976
Earnings of affiliates/minority interest and other	6,503	3,564

Interest income	$27,111	$25,540

Interest income and other totaled $27.1 million in the first quarter of fiscal 2007 compared to $25.5 in the first quarter of fiscal 2006. This increase primarily reflects an increase in the equity earnings in our 50% joint venture in Mexico. This increase was partially offset by a decrease in interest income as a result of an overall decrease in the balances of our cash and cash equivalents and short-term investments quarter over quarter.

Provision for Income Taxes

	Q1 Fiscal 2007	Q1 Fiscal 2006
Income tax expense	$141,225	$131,493
Effective tax rate	37.35%	37.86%

Net Income

	Q1 Fiscal 2007	Q1 Fiscal 2006
Net income	$236,886	$215,818
Net income as a percentage of net sales	1.71%	1.70%
Diluted earnings per share	$0.51	$0.45
Shares used to calculate diluted earnings per share	467,836	486,367

Net income for the first quarter of fiscal 2007 increased to $236.9 million, or $0.51 per diluted share, from $215.8 million, or $0.45 per diluted share, during the first quarter of fiscal 2006, representing a 13.3% increase in diluted earnings per share.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	November 26, 2006	September 3, 2006
Cash and cash equivalents	$1,843,101	$1,510,939
Short-term investments	770,833	1,322,181

Total	$2,613,934	$2,833,120

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $2.61 billion and $2.83 billion at November 26, 2006 and September 3, 2006, respectively. Of these balances, approximately $639 million and $594 million at November 26, 2006 and September 3, 2006, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close. The decrease in our most liquid assets of $219 million to $2.61 billion at November 26, 2006 was due primarily to the expenditures for the repurchase of our common stock and the acquisition of property and equipment related to warehouse expansion.

Net cash provided by operating activities totaled $407 million in the first quarter of fiscal 2007 compared to $134 million in the first quarter of fiscal 2006. The increase of $273 million was primarily attributable to an increase in cash flow resulting from a decrease in our investment in net merchandise inventories (merchandise inventory less accounts payable) of $208 million. This improvement was due to a larger portion of merchandise inventory financed by trade payables quarter over quarter.

Net cash provided by investing activities totaled $157 million in the first quarter of 2007 compared to $144 million used in the first quarter of fiscal 2006, an increase of $301 million. The increase in investing activities relates primarily to an increase in cash provided by the net investment in short-term investments of $441 million as investments were sold primarily to fund our stock repurchase activity. This increase was partially offset by an increase of $123 million in additions to property and equipment related to warehouse expansion and remodel projects.

Net cash used in financing activities totaled $229 million in the first quarter of fiscal 2007 compared to $38 million used in financing activities in the first quarter of fiscal 2006. The increase of $191 million primarily resulted from the repurchase of common stock in the first quarter of fiscal 2007, which used $412 million of cash, compared to $184 million in the first quarter of fiscal 2006.

Dividends

Our current quarterly cash dividend rate is $0.13 per share or $0.52 per share on an annualized basis. Our Board of Directors declared a quarterly cash dividend of $0.13 per share in November 2006 for shareholders of record on November 17, 2006. The dividend was paid on December 1, 2006.

Expansion Plans

Our primary requirement for capital is the domestic and international financing of the land, building and equipment costs for new and remodeled warehouses plus the costs of initial warehouse operations and working capital requirements. While there can be no assurance that current expectations will be real -

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ized, and plans are subject to change upon further review, it is our current intention to spend approximately $1.4 billion to $1.6 billion during fiscal 2007 for real estate, construction, remodeling and equipment for warehouse clubs and related operations. Through the end of the first quarter of fiscal 2007, we spent approximately $389 million. We intend to fund future expenditures with a combination of cash provided from operations, cash and cash equivalents, and short-term investments.

We opened 12 new warehouses in the first quarter of fiscal 2007. Expansion plans for the United States and Canada during the remainder of fiscal 2007 are to open an additional 21 to 23 new warehouses on a net basis, inclusive of one to two relocations.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

A wholly-owned Canadian subsidiary has a $176 million commercial paper program ($181 million at September 3, 2006) supported by a $53 million bank credit facility ($54 million at September 3, 2006) with a Canadian bank, which we guarantee and which expires in March 2007. We intend to renew the bank credit facility. At both November 26, 2006 and September 3, 2006, there were no amounts outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at November 26, 2006 and September 3, 2006, were 4.60% and 4.65%, respectively. At November 26, 2006, standby letters of credit totaling $21 million issued under the bank credit facility left $32 million available for commercial paper support. At September 3, 2006, standby letters of credit totaling $21 million issued under the bank credit facility left $33 million available for commercial paper support.

Our wholly-owned United Kingdom subsidiary has a $116 million bank revolving credit facility expiring in February 2007, and a $68 million bank overdraft facility renewable on a yearly basis in March 2007. We intend to renew both facilities. At November 26, 2006, $48 million was outstanding under the revolving credit facility with an applicable interest rate of 5.38% and no amounts were outstanding under the bank overdraft facility. At September 3, 2006, $38 million was outstanding under the revolving credit facility, with an applicable interest rate of 5.32%, and no amounts were outstanding under the bank overdraft facility.

The terms and outstanding balances of the short-term borrowings of our wholly-owned Japanese subsidiary and our Korean and Taiwan subsidiaries have not materially changed from September 3, 2006.

Letters of Credit

We have letter of credit facilities (for commercial and standby letters of credit) totaling $400 million. The outstanding commitments under these facilities at November 26, 2006 and September 3, 2006 totaled $73 million and $85 million, respectively, including $56 million and $55 million, respectively, in standby letters of credit.

Financing Activities

During the first quarter of fiscal 2007, $13.4 million in principal amount of our 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 305,000 shares of common stock. During the first quarter of fiscal 2006, $232 million in principal amount of our 3 1/2% Zero Coupon Convertible Subordinated Notes were converted by note holders into 5.3 million shares of common stock.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Derivatives

We have limited involvement with derivative financial instruments and use them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate notional amount of foreign exchange contracts outstanding was approximately $63 million at both November 26, 2006 and September 3, 2006. The mark-to-market adjustment related to these contracts was $1.3 million and $1.1 million at November 26, 2006 and September 3, 2006, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

We also hold interest rate swaps to manage the interest rate risk associated with its borrowings and the mix of fixed-rate and variable-rate debt. We had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300 million and an aggregate fair value of $1 million at both November 26, 2006 and September 3, 2006. As of November 26, 2006 and September 3, 2006, these amounts were recorded in deferred income taxes and other current assets in our condensed consolidated balance sheets. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of our $300 million 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

Stock Repurchase Programs

During first quarter of fiscal 2007, we repurchased 8.3 million shares at an average price of $51.36, totaling approximately $425 million. During the first quarter of fiscal 2006, we repurchased 4.4 million shares at an average price of $47.50, for a total amount of $207 million. The amount available to be purchased under the approved plans was approximately $2.2 billion at November 26, 2006. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments that affect the financial position and results of operations. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended September 3, 2006, we consider our policies related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, warehouse closing costs, insurance/self-insurance liabilities, stock-based compensation and income taxes to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We early-adopted SAB 108 in fiscal year 2006 and recorded adjustments for three items as disclosed in Note 11 of the Company’s annual report on Form 10-K for the fiscal year ended September 3, 2006.

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

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from our members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20, and FASB Statement No. 3” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 at the beginning of our fiscal 2007. The adoption did not have a significant effect on our condensed consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended September 3, 2006.

Item 4—Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of November 26, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended November 26, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 to this report.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

See discussion of Legal Proceedings in Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 3, 2006. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2007 (amounts in thousands, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
September 4—October 1, 2006	2,800	$48.58	2,800	$2,489,533
October 2—October 29, 2006	2,275	$52.49	2,275	$2,370,106
October 30—November 26, 2006	3,200	$52.98	3,200	$2,200,575

Total First Quarter	8,275	$51.36	8,275

(1)	Monthly information is presented by reference to our fiscal periods during the first quarter of fiscal 2007.

(2)	Our share repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by Board authorizations to repurchase shares of common stock as follows: $1 billion authorized in January 2006 and $2 billion authorized in July 2006, expiring in January 2009 and July 2009, respectively. Amounts remaining for repurchase relate to both authorizations combined.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999
3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000
4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments
10.6.2	Executive Bonus Plan (1)
31.1	Rule 13(a)—14(a) Certifications
32.1	Section 1350 Certifications

(1)	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated October 17, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION
(Registrant)

Date: December 22, 2006	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: December 22, 2006	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer