Form 10-Q
period 2007-02-18
COSTCO WHOLESALE CORP /NEW
filed 2007-03-30
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 18, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐    NO ☒

The number of shares outstanding of the issuer’s common stock as of March 23, 2007 was 446,645,498.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	February 18, 2007	September 3, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,571,905	$1,510,939
Short-term investments	661,414	1,322,181
Receivables, net	792,238	565,373
Merchandise inventories	4,930,855	4,568,723
Deferred income taxes and other current assets	319,353	264,866

Total current assets	8,275,765	8,232,082

PROPERTY AND EQUIPMENT
Land	2,848,255	2,747,396
Buildings, leasehold and land improvements	6,644,646	6,241,357
Equipment and fixtures	2,570,158	2,405,229
Construction in progress	143,574	248,454

	12,206,633	11,642,436
Less accumulated depreciation and amortization	(3,289,862)	(3,078,141)

Net property and equipment	8,916,771	8,564,295

OTHER ASSETS	732,685	698,693

	$17,925,221	$17,495,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$124,212	$41,385
Accounts payable	4,961,747	4,581,395
Accrued salaries and benefits	1,272,336	1,080,382
Accrued sales and other taxes	233,817	324,274
Deferred membership income	654,207	583,946
Current portion of long-term debt	336,907	308,523
Other current liabilities	1,081,274	899,286

Total current liabilities	8,664,500	7,819,191
LONG-TERM DEBT, excluding current portion	168,020	215,369
DEFERRED INCOME TAXES AND OTHER LIABILITIES	238,153	253,713

Total liabilities	9,070,673	8,288,273

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	66,148	63,358
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 449,327,000 and 462,279,000 shares issued and outstanding	2,247	2,312
Additional paid-in capital	2,930,688	2,822,652
Accumulated other comprehensive income	244,995	277,263
Retained earnings	5,610,470	6,041,212

Total stockholders’ equity	8,788,400	9,143,439

	$17,925,221	$17,495,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
REVENUE
Net sales	$14,804,696	$13,789,246	$28,657,017	$26,460,038
Membership fees	307,320	269,766	606,623	532,320

Total revenue	15,112,016	14,059,012	29,263,640	26,992,358
OPERATING EXPENSES
Merchandise costs	13,251,752	12,303,850	25,640,710	23,634,021
Selling, general and administrative	1,487,991	1,317,804	2,870,458	2,581,896
Preopening expenses	7,486	4,614	30,213	16,991
Provision for impaired assets and closing costs, net	3,459	1,428	7,791	2,639

Operating income	361,328	431,316	714,468	756,811
OTHER INCOME (EXPENSE)
Interest expense	(3,620)	(2,923)	(5,760)	(6,647)
Interest income and other	36,526	35,225	63,637	60,765

INCOME BEFORE INCOME TAXES	394,234	463,618	772,345	810,929
Provision for income taxes	144,756	167,415	285,981	298,908

NET INCOME	$249,478	$296,203	$486,364	$512,021

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.63	$1.07	$1.08

Diluted	$0.54	$0.62	$1.05	$1.06

Shares used in calculation (000’s)
Basic	450,901	471,889	454,884	472,282
Diluted	461,575	482,127	465,149	484,294
Dividends per share	$0.13	$0.115	$0.26	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	24 Weeks Ended
	February 18, 2007	February 12, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$486,364	$512,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,595	232,706
Stock-based compensation	64,899	43,031
Undistributed equity earnings in joint ventures	(17,099)	(12,998)
Net loss on sale of property and equipment and other	1,397	3,299
Accretion of discount on zero coupon notes	1,261	2,921
Excess tax benefit from exercise of stock options	(9,981)	(15,721)
Other	(5,867)	(12,425)
Change in deferred income taxes	(21,546)	(5,821)
Change in receivables, other current assets, deferred income, accrued and other current liabilities	64,613	361,213
Increase in merchandise inventories	(387,255)	(245,936)
Increase in accounts payable	290,534	94,592

Total adjustments	239,551	444,861

Net cash provided by operating activities	725,915	956,882

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $14,186 and $4,796 of non-cash capital expenditures in the first half of fiscal 2007 and 2006, respectively	(661,741)	(508,420)
Proceeds from the sale of property and equipment	5,046	8,488
Purchases of short-term investments	(544,583)	(1,112,818)
Maturities of short-term investments	743,846	1,146,368
Sales of short-term investments	465,852	92,518
Change in other assets and other, net	(19,112)	(4,366)

Net cash used in investing activities	(10,692)	(378,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	81,484	9,501
Proceeds from issuance of long-term debt, net	2,567	4,627
Repayments of long-term debt	(3,362)	(2,347)
Change in bank checks outstanding	125,068	77,442
Cash dividend payments	(59,358)	(54,756)
Change in minority interests	2,789	2,567
Excess tax benefit from exercise of stock options	9,981	15,721
Exercise of stock options	113,555	138,881
Repurchases of common stock	(918,756)	(611,474)

Net cash used in financing activities	(646,032)	(419,838)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,225)	18,387

Net increase in cash and cash equivalents	60,966	177,201
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,510,939	2,062,585

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,571,905	$2,239,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (excludes $5,246 and $5,037 interest capitalized in the first half of fiscal 2007 and 2006, respectively)	$4,940	$2,592
Income taxes	$401,194	$197,208
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3 1/2% Zero Coupon Convertible Subordinated Notes	$14,143	$164,872

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At February 18, 2007, Costco operated 504 warehouse clubs: 367 in the United States and four in Puerto Rico; 70 in Canada; 19 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 30 in Mexico (through a 50%-owned joint venture, Costco Mexico). The Company’s investments in Costco Mexico and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both February 18, 2007 and September 3, 2006, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

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

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes sales, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical merchandise returns levels. Prior to the second quarter of fiscal 2007, the Company did not have detailed information about the time lag between when items were sold and when they were subsequently returned. The Company estimated this timeframe considering various factors, including the frequency with which members visit the warehouses. In connection with recent changes to the Company’s consumer electronics returns policy, it developed additional operational data regarding member return patterns that had not been previously available. While the operational data is still preliminary and in the process of being refined it indicated that the lag time for returns was longer than previously estimated. After revising the assumptions used to estimate the reserve for sales returns to include the longer lag time as well as a lower realization rate on certain returned items, the Company increased the reserve balance and recorded an adjustment to sales of $224,384 million and a pretax charge to gross margin of $48,071 in the second quarter of fiscal 2007.

Stock-Based Compensation

At the beginning of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and all employee stock option grants made since the beginning of fiscal 2003 have or will be expensed ratably over the related vesting period based on the fair value at the date the options were granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Initially, no compensation cost was recognized for option grants in periods prior to fiscal 2003, since the Company historically treated its stock options as having been granted at the fair market value on the date of grant; however, see “Review of Stock Option Grant Practices” in Note 11 in the Company’s annual report on Form 10-K for the fiscal year ended September 3, 2006, for a discussion of a special committee review of historical grant practices.

The Company adopted SFAS 123R, “Share-Based Payment (as amended)” (SFAS 123R) at the beginning of fiscal 2006, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.

At present, the Company uses the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. The last stock option grant was in the first quarter of fiscal 2006; the Company began granting Restricted Stock Units (RSUs) in the fourth quarter of fiscal 2006.

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

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is still in the process of evaluating the impact that adoption of SFAS 157 will have on its future consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. The Company is still in the process of evaluating the impact that adoption of FIN 48 will have on its future consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to FASB No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company is still in the process of evaluating the impact that adoption of SFAS 159 will have on its future consolidated financial statements.

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

NOTE (2)—LONG-TERM DEBT

During the second quarter of fiscal 2007, $7,145 in face amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 162,000 shares of common stock, and during the first half of fiscal 2007, $20,565 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 467,000 shares of common stock.

During the second quarter of fiscal 2006, $16,423 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 373,000 shares of common stock, and during the first half of fiscal 2006, $248,009 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 5,632,000 shares of common stock.

These amounts differ from those in the supplemental disclosure of non-cash items in the Statements of Cash Flows due to the related discount and issuance costs.

NOTE (3)—STOCKHOLDERS’ EQUITY

Dividends

The Company’s current quarterly cash dividend rate is $0.13 per share, or $0.52 per share on an annualized basis. The Board of Directors declared a quarterly cash dividend of $0.13 per share to shareholders of record on February 14, 2007. The dividend was paid on February 28, 2007.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

Under the Company’s authorized stock repurchase programs, the Company purchased 8,886,000 shares at an average price of $54.11, for a total amount of $480,771 in the second quarter of fiscal 2007. During the first half of fiscal 2007, the Company purchased 17,161,000 shares at an average price of $52.78 for a total amount of $905,730. In the second quarter of fiscal 2006, the Company purchased 8,784,000 shares at an average price of $49.38, for a total amount of $433,746. During the first half of fiscal 2006, the Company purchased 13,136,000 shares at an average price of $48.76, for a total amount of $640,456.

These amounts differ from the stock repurchase balances in the Statements of Cash Flows due to repurchases that are accrued at quarter end. As of February 18, 2007, under current Board authorizations, the Company had $1,720,000 available for additional share repurchases.

Comprehensive Income

Comprehensive income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments.

NOTE (3)—STOCKHOLDERS’ EQUITY (Continued)

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Unrealized gain (loss) on short term investments	$477	$(2,369)	$3,308	$(5,187)
Tax (provision) benefit	(190)	865	(1,239)	1,952

Unrealized gain (loss) on short term investments, net of tax	287	(1,504)	2,069	(3,235)
Foreign currency translation adjustment and other	(25,293)	86,872	(34,541)	59,523
Tax provision (benefit) related to unremitted earnings	(951)	(6,990)	204	(6,813)

Comprehensive income adjustments, net	(25,957)	78,378	(32,268)	49,475
Net income	249,478	296,203	486,364	512,021

Total comprehensive income	$223,521	$374,581	$454,096	$561,496

NOTE (4)—STOCK-BASED COMPENSATION PLANS

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans, and since the fourth quarter of fiscal 2006, the Company has granted RSUs under the Second Restated 2002 Plan. Stock options generally vest over five years and have a ten-year term. Each share issued in respect of stock bonuses or stock units count as 1.75 shares toward the share limit and each share issued in respect of options is counted as one share.

In conjunction with the adoption of SFAS 123 at the beginning of fiscal 2003, the Company changed its method of attributing the value of stock-based compensation expense from the graded-vesting method to the straight-line method. Compensation expense for all stock-based awards granted prior to fiscal 2003 will continue to be recognized using the accelerated graded-vesting method, while compensation expense for all stock-based awards granted subsequent to fiscal 2002 is being recognized using the straight-line method. Additionally, SFAS 123R requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures), and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and RSUs generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of shares that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested.

The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first half of fiscal 2007:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 3, 2006	39,868	$37.57
Granted	—	—
Exercised	(3,738)	33.25
Forfeited or expired	(156)	39.92

Outstanding at February 18, 2007	35,974	$38.55	5.71	$692,516

Exercisable at February 18, 2007	19,342	$37.19	4.34	$398,657

(1)	The difference between the exercise price and market value at the end of the second fiscal quarter of 2007.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The last option grant was in the first fiscal quarter of 2006. The following weighted average assumptions were used for this grant:

2006
Risk free interest rate	4.33%
Expected life	5.2 years
Expected volatility	28%
Expected dividend yield	0.99%
Weighted-average fair value per option granted	$13.87

Tax benefits and intrinsic value related to total stock options exercised during the first half of fiscal year 2007 and 2006 are provided in the following table:

	24 Weeks Ended
	February 18, 2007	February 12, 2006
Actual tax benefit realized for stock options exercised	$17,733	$27,735
Intrinsic value of stock options exercised	$81,858	$90,213

Modification of Certain Stock Options

As disclosed in the Company’s annual report filed on Form 10-K for the fiscal year ended September 3, 2006, the Company initiated an internal review of its historical stock option grant practices to determine whether the stated grant dates of options were supported by the Company’s books and records. As a result of this preliminary review, a special committee of independent directors was formed. In connection with this review, and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 of its employees who are United States taxpayers from certain adverse tax consequences from their options having been granted originally at prices lower than the market value. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, the Company making payments to employees in an amount approximately equal to the increase in the exercise price.

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

As a result of this program, the Company made cash payments totaling $18,735 to approximately 1,000 employees in the second quarter of fiscal 2007, which resulted in a non-recurring, pre-tax stock compensation charge of $8,072 (“incremental fair value”). The difference between the cash payment and the incremental fair value charge of $10,663 was recognized as a reduction to additional paid-in capital as it represents a partial cash settlement of the original award because no future service is required to earn the cash payment.

While the Company is still examining the availability of similar alternatives for employees outside the United States, the Company recorded $38,300 in selling, general and administrative (SG&A) expense for the estimated charge to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. This amount largely relates to options exercised from 2003 through the end of our second quarter of fiscal 2007, and represents the estimated payment the Company would make to compensate for expected disallowance of the deduction previously allowed for gains on options exercised that were previously deemed to have been granted at fair market value.

Summary of Restricted Stock Unit Activity

The Company began granting RSUs in the fourth quarter of fiscal 2006. Generally, RSUs vest over five years; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. Accordingly, the fair value of RSUs is the quoted market value of the Company’s common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At February 18, 2007, 7.2 million RSUs were available to be granted to eligible employees, directors and consultants under the Second Restated 2002 Plan.

The following awards were outstanding as of February 18, 2007:

•	4,736,000 shares of time-based RSUs in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

•	205,000 RSUs to be granted to certain executive officers of the Company upon the achievement of specified performance targets.

The following table summarizes RSU transactions during the first half of fiscal 2007:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 4, 2006	1,408	$51.00
Granted	3,566	50.46
Vested	(5)	50.54
Forfeited	(28)	50.56

Non-vested at February 18, 2007	4,941	$50.61

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under our plans:

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Stock options	$20,074	$23,519	$41,487	$43,031
Restricted stock units	12,572	—	23,412	—
Incremental expense related to modification of certain stock options	8,072	—	8,072	—

Total stock-based compensation expense before income taxes	40,718	23,519	72,971	43,031
Income tax benefit	(13,556)	(7,784)	(24,342)	(14,257)

Total stock-based compensation expense, net of income tax	$27,162	$15,735	$48,629	$28,774

The remaining unrecognized compensation cost related to non-vested RSUs at February 18, 2007, was $221,701, and the weighed-average period of time over which this cost will be recognized is 4.6 years. The remaining unrecognized compensation cost related to unvested stock options at February 18, 2007, was $183,769, and the weighted-average period of time over which this cost will be recognized is 2.6 years.

NOTE (5)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Net income available to common stockholders used in basic net income per share	$249,478	$296,203	$486,364	$512,021
Interest on convertible bonds, net of tax	391	592	794	1,843

Net income available to common stockholders after assumed conversions of dilutive securities	$249,869	$296,795	$487,158	$513,864

Weighted average number of common shares used in basic net income per share (000’s)	450,901	471,889	454,884	472,282
Stock options and restricted stock units (000’s)	8,100	6,214	7,636	5,674
Conversion of convertible bonds (000’s)	2,574	4,024	2,629	6,338

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s)	461,575	482,127	465,149	484,294

The diluted share base calculation for the fiscal quarters ended February 18, 2007, and February 12, 2006 excludes 4,071,000 and 11,680,000 of stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended February 18, 2007 and February 12, 2006, excluded 4,356,000 and 12,983,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect. All outstanding RSUs are dilutive for all periods and thus are included in the table above.

NOTE (6)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. These cases are currently in various stages of discovery.

An overtime compensation case certified as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corp., Superior Court for the County of Alameda, Case No. RG-04150447. In December 2006 a judgment in the amount of $5,304 was entered in favor of the class. The Company is appealing.

A case brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ). On December 11, 2006, a $7,500 classwide settlement was tentatively approved by the Court. A hearing is scheduled for May 2007 to consider final approval of the settlement.

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that Costco did not properly compensate and record time worked by employees during routine closing procedures, including security searches. Elizabeth Alvarado v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-06-04015-MJJ. Discovery is ongoing in this case.

Claims in these five actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted on January 11, 2007. Costco has filed a petition with the Ninth Circuit Court of Appeals challenging the certification ruling.

Class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Court denied the Company’s motion to dismiss the complaint on the ground that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. Counsel for the plaintiff in Barmak has also sent a letter purporting to invoke consumer protection statutes in Massachusetts and Texas.

NOTE (6)—COMMITMENTS AND CONTINGENCIES (Continued)

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

Numerous putative class actions have been brought around the United States against motor fuel retailers, including Costco, alleging that they have been overcharging drivers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer: Raphael Sagalyn, et al. v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al. v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al. v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al. v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al. v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al. v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al. v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al. v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.). Plaintiffs seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. At the present time, these cases are all at a preliminary stage. Certain defendants have filed a request to handle these cases as part of a multidistrict litigation proceeding, entitled In re Motor Fuel Temperature Litigation, MDL Docket No 1840. The Judicial Panel on Multidistrict Litigation has not yet ruled on this request.

Except where indicated otherwise above, a reasonable estimate of the possible loss or range of loss cannot be made at this time for the matters described. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 18, 2007
Total revenue	$12,189,920	$1,921,540	$1,000,556	$15,112,016
Operating income	261,703	69,056	30,569	361,328
Depreciation and amortization	102,717	15,811	13,091	131,619
Capital expenditures	203,465	47,074	22,402	272,941
Twelve Weeks Ended February 12, 2006
Total revenue	$11,343,811	$1,893,015	$822,186	$14,059,012
Operating income	337,424	70,905	22,987	431,316
Depreciation and amortization	95,404	13,929	9,234	118,567
Capital expenditures	176,083	46,937	6,528	229,548
Twenty-Four Weeks Ended February 18, 2007
Total revenue	$23,433,482	$3,890,358	$1,939,800	$29,263,640
Operating income	514,450	145,121	54,897	714,468
Depreciation and amortization	204,192	31,447	22,956	258,595
Capital expenditures	512,020	107,762	41,959	661,741
Property and equipment, net	6,970,725	1,056,831	889,215	8,916,771
Total assets	14,184,256	2,002,629	1,738,336	17,925,221
Net assets	6,667,727	1,117,247	1,003,426	8,788,400
Twenty-Four Weeks Ended February 12, 2006
Total revenue	$21,788,610	$3,608,273	$1,595,475	$26,992,358
Operating income	591,018	123,815	41,978	756,811
Depreciation and amortization	186,950	26,906	18,850	232,706
Capital expenditures	387,400	104,415	16,605	508,420
Property and equipment, net	6,356,371	944,100	765,807	8,066,278
Total assets	13,619,757	2,285,420	1,476,694	17,381,871
Net assets	6,739,192	1,456,150	870,675	9,066,017
Year Ended September 3, 2006
Total revenue	$48,465,918	$8,121,728	$3,563,581	$60,151,227
Operating income	1,245,835	292,512	87,285	1,625,632
Depreciation and amortization	413,235	61,232	40,818	515,285
Capital expenditures	937,275	188,914	90,312	1,216,501
Property and equipment, net	6,676,417	1,032,439	855,439	8,564,295
Total assets	14,009,262	1,913,945	1,571,863	17,495,070
Net assets	7,189,831	1,043,384	910,224	9,143,439

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

NOTE (8)—SUBSEQUENT EVENTS

On February 20, 2007, the Company issued $900,000 of 5.30% Senior Notes due March 15, 2012 (2012 Notes) and $1,100,000 of 5.50% Senior Notes due March 15, 2017 (2017 Notes). Interest is payable semi-annually on March 15 and September 15 with the first payment due on September 15, 2007.

On March 15, 2007, the Company was informed by the U.S. Attorney’s Office in the Western District of Washington that the office is conducting an investigation of the Company’s past stock option granting practices to determine whether there have been any violations of the federal securities laws. As part of this investigation, the U.S. Attorney’s Office has served a grand jury subpoena on the Company seeking documents and information relating to its stock option grants. The Company will cooperate fully with the inquiry. The Company at this time cannot reasonably estimate any loss that may arise from this matter.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the rising cost of petroleum-based products and fuel and energy costs), geopolitical conditions and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission (SEC).

This management discussion should be read in conjunction with the management discussion included in our fiscal 2006 annual report on Form 10-K previously filed with the SEC.

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

Key items for the second quarter of fiscal 2007 included:

•

Net sales increased to $14.8 billion from $13.8 billion during the prior year’s second quarter. Net sales were negatively impacted by a $224.4 million increase to our estimated reserve for sales returns. Excluding this change in estimate, net sales for the second quarter were $15.0 billion, representing a 9% increase over the prior year’s second quarter;

•

Membership fees increased 13.9%, representing primarily new member sign-ups at warehouses opened since the end of the second quarter of fiscal 2006, increased penetration of our Executive Membership program, continued strong renewal rates, as well as the increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members;

•

Gross margin (net sales less merchandise costs) as a percentage of net sales declined 28 basis points over the prior year’s second quarter. Three unusual items (discussed below) contributed to this variance. Excluding those items, gross margin decreased 17 basis points over the prior year’s second quarter, primarily due to lower gross margins in our hardlines and softlines categories and increased penetration of the Executive Membership two-percent reward program;

•

Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 49 basis points over the prior years’ second quarter. Excluding the unusual items (discussed below), SG&A increased 4 basis points over the prior years’ second quarter;

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•

Net income was $249.5 million, or $0.54 per diluted share, compared to $296.2 million, or $0.62 per diluted share, in the second quarter of fiscal 2006. Excluding the three unusual items (discussed below), second quarter net income was $302.9 million or $0.66 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share; and

•	We repurchased 8.9 million shares of our common stock, totaling approximately $480.8 million at an average cost of $54.11 per share.

The second quarter of fiscal 2007 was impacted by the following three unusual items:

•

Sales return reserve: In connection with recent changes to our consumer electronics returns policy, we developed additional operational data regarding member return patterns, which indicated a longer timeframe over which returns are received than was previously estimated. We revised our methodology of estimating our sales return reserve to include the longer timeframe, as well as a lower realization rate on certain returned items. The effect of these changes resulted in a decrease in net sales of $224.4 million and a charge to gross margin of approximately $48.1 million.

•

Employee tax consequences on stock options: As was disclosed in our first quarter 10-Q, in connection with the review of stock options we announced on October 12, 2006, and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 employees who are United States taxpayers from certain adverse tax consequences from their stock options having been granted originally at prices lower than the revised prices. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, making payments to employees in an amount approximately equal to the increase in the exercise price. We are also examining the availability of similar alternatives for employees outside the United States.

•	Excise tax refund: We received a $10.1 million refund, related to fiscal 2002 through 2006, as a result of a settlement with the U.S. Internal Revenue Service relating to excise taxes previously paid.

Because of the unusual nature and magnitude of these items, we believe that it is more meaningful to exclude the effects of these items for purposes of comparing our current period results to prior periods. The impact of each of these items noted above are presented below:

	Increase (decrease); amounts in 000’s
	Sales return Reserve	Employee tax consequences on stock options	Excise tax refund	Total
Net sales	$(224,384)	$—	$—	$(224,384)
Merchandise costs	176,313	(157)	8,661	184,817

Gross margin	(48,071)	(157)	8,661	(39,567)
SG&A	—	(46,215)	300	(45,915)

Operating Income	(48,071)	(46,372)	8,961	(85,482)
Interest expense	—	(50)	—	(50)
Interest income and other	—	—	1,090	1,090

Income before income taxes	(48,071)	(46,422)	10,051	(84,442)
Provision for income taxes	17,652	17,046	(3,691)	31,007

Net Income	$(30,419)	$(29,376)	$6,360	$(53,435)

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Net sales	$14,804,696	$13,789,246	$28,657,017	$26,460,038
Effect of change in estimate	224,384	—	224,384	—

Net sales, as adjusted	$15,029,080	$13,789,246	$28,881,401	$26,460,038

Increase in comparable warehouse sales	5%	7%	5%	8%
Warehouse openings, net of relocations	4	2	16	10

Net sales increased 7.4% to $14.8 billion during the second quarter of fiscal 2007, from $13.8 billion during the second quarter of fiscal 2006. Excluding the impact of the change in estimated sales returns, adjusted net sales increased 9.0% as compared to the previous year. The 7.4% increase in net sales was primarily due to: 5% comparable warehouse sales growth (4.2% excluding gasoline and 4.0% excluding effects from stronger foreign currencies); and 4.0% from the opening of 31 net new warehouses (33 opened, 2 closed due to relocations) since the end of the second quarter of fiscal 2006, offset by the change in estimated sales returns.

For the first half of fiscal 2007, net sales increased 8.3% to $28.7 billion from $26.5 billion during the first half of fiscal 2006. Excluding the impact of the sales return reserve adjustment, adjusted net sales increased 9.2% as compared to the previous year. This 8.3% increase was primarily due to: 5% comparable warehouse sales growth (5.2% excluding gasoline and 4.0% excluding effects from stronger foreign currencies); and 3.6% from the opening of the 31 net new warehouses, offset by the change in estimated sales returns.

Most of the comparable sales growth derived from increased amounts spent by members visiting our warehouses; increases in frequency of shopping contributed slightly. Comparable sales growth was slightly offset by cannibalization (established warehouses losing sales to our newly opened locations).

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the sales increase. Gasoline sales contributed to the total sales growth by approximately 91 and 27 basis points for the second quarter and first half of fiscal 2007, respectively, with approximately 31% of the second quarter’s increase related to the increase in gasoline sales price. The 27 basis point increase for the first half of fiscal 2007 was due entirely due to the increase in gallons sold as the average price per gallon was less as compared to the first half of fiscal 2006.

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Membership fees	$307,320	$269,766	$606,623	$532,320
Membership fees as a percent of net sales	2.08%	1.96%	2.12%	2.01%
Total cardholders (000’s)	48,941	46,439	48,941	46,439

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Membership fees increased 13.9% to $307.3 million, or 2.08% of net sales, in the second quarter of fiscal 2007 from $269.8 million, or 1.96% of net sales, in the second quarter of fiscal 2006, and increased 14.0% to $606.6 million, or 2.12% of net sales, in the first half of fiscal 2007 from $532.3 million, or 2.01% of net sales, in the first half of fiscal 2006. The increase in membership fee income reflected new membership sign-ups at the 31 new warehouses opened since the second quarter of fiscal 2006, increased penetration of the higher-fee Executive Membership program, high overall member renewal rates consistent with recent years, currently 87%, as well as the five dollar increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Gross margin	$1,552,944	$1,485,396	$3,016,307	$2,826,017
Unusual items	39,567	—	39,567	—

Gross margin, as adjusted	$1,592,511	$1,485,396	$3,055,874	$2,826,017

Gross margin as a percent of net sales	10.49%	10.77%	10.53%	10.68%
Adjusted gross margin as a percent of adjusted net sales	10.60%	10.77%	10.58%	10.68%

Gross margin was $1.6 billion, or 10.49% of net sales, in the second quarter of fiscal 2007, compared to $1.5 billion, or 10.77% of net sales, in the second quarter of fiscal 2006. Excluding the unusual items affecting net sales and gross margin in the second quarter, adjusted gross margin as a percentage of adjusted net sales was 10.60%, or a decrease of 17 basis points as compared to the second quarter of fiscal 2006. Overall gross margin in our merchandise departments decreased by 12 basis points, particularly our hardlines, softlines and fresh foods categories, offset by increases in food and sundries and certain warehouse ancillary businesses. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members decreased gross margin by five basis points.

Gross margin was $3.0 billion, or 10.53% of net sales, in the first half of fiscal 2007, compared to $2.8 billion, or 10.68% of net sales, in the first half of fiscal 2006. Excluding the unusual items affecting net sales and gross margin in the first half of fiscal 2007, adjusted gross margin as a percentage of adjusted net sales was 10.58%, or a decrease of ten basis points as compared to the first half of fiscal 2006. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members decreased gross margin by seven basis points. Overall gross margin in our merchandise departments decreased by three basis points.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Selling, general and administrative expenses (SG&A)	$1,487,991	$1,317,804	$2,870,458	$2,581,896
Unusual items	(45,915)	—	(45,915)	—

SG&A, as adjusted	$1,442,076	$1,317,804	$2,824,543	$2,581,896

SG&A as a percent of net sales	10.05%	9.56%	10.02%	9.76%
Adjusted SG&A as a percent of adjusted net sales	9.60%	9.56%	9.78%	9.76%

SG&A totaled $1.5 billion, or 10.05% of net sales, during the second quarter of fiscal 2007 compared to $1.3 billion, or 9.56% of net sales, during the second quarter of fiscal 2006. Excluding the unusual items affecting net sales and SG&A expenses in the second quarter, adjusted SG&A as a percentage of adjusted net sales was 9.60%, or an increase of four basis points.

SG&A totaled $2.9 billion, or 10.02% of net sales, during the first half of fiscal 2007 compared to $2.6 billion, or 9.76% of net sales, during the first half of fiscal 2006. Excluding the unusual items affecting net sales and SG&A expenses in the second quarter, adjusted SG&A as a percentage of adjusted net sales was 9.78% for the first half of fiscal 2007, or an increase of two basis points. Stock-based compensation expense increased five basis points in the second quarter and first half of fiscal 2007 as compared to fiscal 2006. These increases were offset by net improvements in warehouse and central operating costs by approximately two basis points in both the second quarter and first half of fiscal 2007 as compared to fiscal 2006.

As discussed in our 10-Q filing for our first fiscal quarter of 2007, beginning with the first quarter of fiscal 2007, we revised the method of allocating certain payroll-related expenses in order to more accurately reflect actual costs for a given quarter. As expected, the impact to the second quarter of fiscal 2007 was nominal.

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Preopening expenses	$7,486	$4,614	$30,213	$16,991
Preopening expenses as a percent of net sales	0.05%	0.03%	0.11%	0.06%
Warehouse openings	4	2	16	11
Relocations	—	—	—	(1)

Warehouse openings, net of relocations	4	2	16	10

Preopening expenses totaled $7.5 million, or 0.05% of net sales, during the second quarter of fiscal 2007 compared to $4.6 million, or 0.03% of net sales, during the second quarter of fiscal 2006, and totaled $30.2 million, or 0.11% of net sales, during the first half of fiscal 2007 compared to $17.0 million, or 0.06% of net sales, during the first half of fiscal 2006. Four warehouses were opened in the

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

second quarter of fiscal 2007 compared to two warehouses opened during last year’s second quarter. Sixteen warehouses were opened in the first half of fiscal 2007 compared to eleven warehouses opened (including one relocation) during the first half of fiscal 2006.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Provision for impaired assets and closing costs, net	$3,459	$1,428	$7,791	$2,639

The provision for impaired assets and closing costs totaled $3.5 million in the second quarter of fiscal 2007, compared to $1.4 million in the second quarter of fiscal 2006 and totaled $7.8 million in the first half of fiscal 2007 compared to $2.6 million in the first half of fiscal 2006. Both fiscal 2007 and 2006 provisions include future lease obligations of warehouses that have been relocated to new facilities, costs related to the write-down of certain long-lived assets and any losses or gains resulting from the sale of real property.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Interest expense	$3,620	$2,923	$5,760	$6,647

Interest expense totaled $3.6 million in the second quarter of fiscal 2007 compared to $2.9 million in the second quarter of fiscal 2006 and totaled $5.8 million in the first half of fiscal 2007 compared to $6.6 million in the first half of fiscal 2006. Interest expense primarily includes interest on the 5 1/2% Senior Notes, the 3 1/2% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) and balances outstanding under our bank credit facilities and promissory notes, offset by capitalized interest.

The increase in interest expense in the second quarter fiscal 2007 resulted primarily from less interest capitalized as compared to the prior year, as well as by a slight increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002. The decrease in interest expense in the first half of fiscal 2007 resulted primarily from a decrease associated with the Zero Coupon Notes as note holders converted approximately $59.0 million in face amount of the Notes into common stock subsequent to the first half of fiscal 2006. The overall decrease in interest expense for the first half of fiscal 2007 was partially offset by the increase in interest rates on the 5 1/2% Senior Notes, which were swapped into variable rate debt in March 2002.

On February 20, 2007, subsequent to the end of our second fiscal quarter, we issued $900 million of 5.30% Senior Notes due March 15, 2012 and $1.1 billion of 5.50% Senior Notes due March 15, 2017. Interest is payable semi-annually on March 15 and September 15 with the first payment due on September 15, 2007. The new debt will increase our annual interest expense by approximately $108 million. This will be partially offset by the elimination of interest on the 5 1/2% Senior Notes retired on March 15, 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Income and Other

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Interest income	$24,349	$27,187	$44,957	$49,163
Earnings of affiliates/minority interest and other	12,177	8,038	18,680	11,602

Interest income and other	$36,526	$35,225	$63,637	$60,765

Interest income and other totaled $36.5 million in the second quarter of fiscal 2007 compared to $35.2 million in the second quarter of fiscal 2006 and totaled $63.6 million in the first half of fiscal 2007 compared to $60.8 million in the first half of fiscal 2006. These increases primarily reflect an increase in the equity earnings in our 50% joint venture in Mexico. This increase was partially offset by a decrease in interest income as a result of an overall decrease in the balances of our cash and cash equivalents and short-term investments throughout the second quarter and first half of fiscal 2007 compared to the second quarter and first half of fiscal 2006.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Provision for income taxes	$144,756	$167,415	$285,981	$298,908
Effective tax rate	36.7%	36.1%	37.0%	36.9%

Net Income

	12 Weeks Ended		24 Weeks Ended
	February 18, 2007	February 12, 2006	February 18, 2007	February 12, 2006
Net income	$249,478	$296,203	$486,364	$512,021
Unusual items (net of tax)	53,435	—	53,173	—

Net income, as adjusted	$302,913	$296,203	$539,537	$512,021
Diluted net income per common share	$0.54	$0.62	$1.05	$1.06
Shares used to calculate diluted net income per common share	461,575	482,127	465,149	484,294

Net income for the second quarter of fiscal 2007 was $249.5 million, or $0.54 per diluted share, compared to $296.2 million, or $0.62 per diluted share, during the second quarter of fiscal 2006. Net income for the first half of fiscal 2007 was $486.4 million, or $1.05 per diluted share, compared to net income for the first half of fiscal 2006 of $512.0 million, or $1.06 per diluted share.

The unusual items previously discussed totaled $53.4 million net of tax, or $0.12 per diluted share and $53.2 million net of tax, or $0.11 per diluted share, in the second quarter and first half of fiscal 2007, respectively. Exclusive of these items, earnings for the second quarter of fiscal 2007 were $0.66 per diluted share, a 6% increase over the prior year and $1.16 per diluted share for the first half of fiscal 2007, a 9% increase over the prior year.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	February 18, 2007	September 3, 2006
Cash and cash equivalents	$1,571,905	$1,510,939
Short-term investments	661,414	1,322,181

Total	$2,233,319	$2,833,120

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $2.2 billion and $2.8 billion at February 18, 2007 and September 3, 2006, respectively. Of these balances, approximately $571.5 million and $593.6 million at February 18, 2007 and September 3, 2006, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close. The decrease in our most liquid assets of $599.8 million to $2.2 billion at February 18, 2007 was due primarily to the expenditures for the repurchase of our common stock and the acquisition of property and equipment related to warehouse expansion.

Net cash provided by operating activities totaled $725.9 million in the first half of fiscal 2007 compared to $956.9 million in the first half of fiscal 2006. The decrease of $231.0 million was primarily attributable to a decrease in cash flow resulting from the increase in certain receivables, including vendor rebates, as well as prepaid income taxes and a decrease in taxes payable, offset by increases in accrued salaries and benefits and in certain other current liabilities, including our sales return reserve and dividend payable account. This decrease was offset by an increase in cash flow attributable to a decrease in our investment in net merchandise inventories (merchandise inventory less accounts payable) of $54.6 million.

Net cash used in investing activities totaled $10.7 million in the first half of fiscal 2007 compared to $378.2 million in the first half of fiscal 2006, a decrease of $367.5 million. The decrease in cash used in investing activities relates primarily to an increase in cash provided by the net reduction in short-term investments of $539.0 million as investments were sold primarily to fund our stock repurchase activity, partially offset by an increase of $153.3 million in additions to property and equipment related to warehouse expansion and remodel projects.

Net cash used in financing activities totaled $646.0 million in the first half of fiscal 2007 compared to $419.8 million in the first half of fiscal 2006. The increase of $226.2 million primarily resulted from the repurchase of common stock in the first half of fiscal 2007, which used $918.8 million of cash, compared to $611.5 million in the first half of fiscal 2006. This increase was partially offset by an increase of $72.0 million in proceeds from short-term borrowings in certain of our foreign subsidiaries.

Dividends

Our current quarterly cash dividend rate is $0.13 per share or $0.52 per share on an annualized basis. Our Board of Directors declared a quarterly cash dividend of $0.13 per share in February 2007 for shareholders of record on February 14, 2007. The dividend was paid on February 28, 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expansion Plans

Our primary requirement for capital is the domestic and international financing of the land, building and equipment costs for new and remodeled warehouses plus the costs of initial warehouse operations and working capital requirements. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is our current intention to spend approximately $1.4 billion to $1.5 billion during fiscal 2007 for real estate, construction, remodeling and equipment for warehouse clubs and related operations. Through the end of the second quarter of fiscal 2007, we spent approximately $661.7 million. We intend to fund future expenditures with a combination of cash provided from operations, cash and cash equivalents, and short-term investments.

We opened four new warehouses in the second quarter of fiscal 2007. Expansion plans for the United States and Canada during the remainder of fiscal 2007 are to open an additional fourteen to fifteen new warehouses.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

The Company’s wholly-owned Canadian subsidiary has $129 million bank credit facility ($54 million at September 3, 2006) with a Canadian bank expiring in March 2008, which we guarantee. On March 27, 2007 the amount of the credit facility was reduced to $103 million. The credit facility provides support for a $172 million commercial paper program, stand-by letters of credit and direct borrowing. At February 18, 2007 and September 3, 2006, there were no amounts outstanding under the Canadian commercial paper program and $18 million and $0 outstanding under the bank credit facility, respectively. Applicable interest rates on the credit facility at February 18, 2007 and September 3, 2006, were 4.5% and 4.65%, respectively. At February 18, 2007, standby letters of credit totaling $20 million issued under the bank credit facility left $109 million available for borrowing or commercial paper support. At September 3, 2006, standby letters of credit totaling $21 million issued under the bank credit facility left $33 million available for borrowing or commercial paper support.

Our wholly-owned Japanese subsidiary has a short-term $38 million bank line of credit ($13 million at September 3, 2006), which we guarantee, that expires in February 2008. At February 18, 2007 and September 3, 2006, $8 million and $2.5 million, respectively, were borrowed under the line of credit, and $4 million at both February 18, 2007 and September 3, 2006, respectively, was used to support standby letters of credit. A second $29 million bank line of credit also expires in February 2008. At February 18, 2007 and September 3, 2006, $3.0 million and $0.9 million, respectively, were borrowed under the second facility. Applicable interest rates on the credit facilities at February 18, 2007 and September 3, 2006, were 1.01% and 0.95%, respectively.

Our wholly-owned United Kingdom subsidiary has a $78 million bank revolving credit facility expiring in February 2010, and a $59 million bank overdraft facility renewable on a yearly basis in March 2008. At February 18, 2007, $78 million was outstanding under the revolving credit facility with an applicable interest rate of 5.70% and $17 million was outstanding under the bank overdraft facility with an applicable interest rate of 6.25%. At September 3, 2006, $38 million was outstanding under the revolving credit facility, with an applicable interest rate of 5.32%, and no amounts were outstanding under the bank overdraft facility.

The outstanding balances of the short-term borrowings of our Korean and Taiwan subsidiaries have not materially changed from September 3, 2006. In the second quarter of fiscal 2007, the terms of our Korean subsidiary’s short-term bank line of credit was renewed and expires in February 2008. The terms of our Taiwan subsidiary’s revolving credit facility and bank overdraft facility were renewed in the second quarter of fiscal 2007 and expire in January 2008.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Letters of Credit

We have letter of credit facilities (for commercial and standby letters of credit) totaling $520 million. The outstanding commitments under these facilities at February 18, 2007 and September 3, 2006 totaled $71 million and $85 million, respectively, including $56 million and $55 million, respectively, in standby letters of credit.

Financing Activities

During the second quarter of fiscal 2007, $7.1 million in face amount of our Zero Coupon Notes was converted by note holders into 162,000 shares of common stock, and during the first half of fiscal 2007, $20.6 million in face amount of our Zero Coupon Notes was converted by note holders into 467,000 shares of common stock.

During the second quarter of fiscal 2006, $16.4 million in face amount of our Zero Coupon Notes was converted by note holders into 373,000 shares of common stock, and during the first half of fiscal 2006, $248.0 million in face amount of our Zero Coupon Notes was converted by note holders into 5,632,000 shares of common stock. These amounts differ from those in the supplemental disclosure of non-cash items in the Statements of Cash Flows due to the related discount and issuance costs.

On February 20, 2007, subsequent to the end of our second fiscal quarter, we issued $900 million of 5.30% Senior Notes due March 15, 2012 and $1.1 billion of 5.50% Senior Notes due March 15, 2017. Interest is payable semi-annually on March 15 and September 15 with the first payment due on September 15, 2007. We used a portion of the proceeds to repay our 5 1/2% Senior Notes on March 15, 2007, and intend to use the balance of the net proceeds for general corporate purposes, including purchasing common stock pursuant to our existing share repurchase authorization.

Derivatives

We have limited involvement with derivative financial instruments and use them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate notional amount of foreign exchange contracts outstanding was approximately $56 million and $63 million at February 18, 2007 and September 3, 2006, respectively. The mark-to-market adjustment related to these contracts was $0.6 million and $1.1 million at February 18, 2007 and September 3, 2006, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

We also hold interest rate swaps to manage the interest rate risk associated with our borrowings and the mix of fixed-rate and variable-rate debt. We had “fixed-to-floating” interest rate swaps with an aggregate notional amount of $300 million and an aggregate fair value of $1 million at both February 18, 2007 and September 3, 2006. As of February 18, 2007 and September 3, 2006, these amounts were recorded in “deferred income taxes and other current assets” in our condensed consolidated balance sheets. These swaps were entered into effective March 25, 2002, and are designated and qualify as fair value hedges of our $300 million 5 1/2% Senior Notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying amount of the hedged debt and result in no net earnings impact.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Stock Repurchase Programs

During the second quarters of fiscal 2007 and 2006, we repurchased 8.9 million and 8.8 million shares at an average price of $54.11 and $49.38, totaling approximately $480.8 million and $433.7 million, respectively. In the first half of fiscal 2007 and 2006, we repurchased 17.2 million and 13.1 million shares at an average price of $52.78 and $48.76, for a total amount of $905.7 million and $640.5 million, respectively. The amount available for stock repurchases under the approved plans was approximately $1.7 billion at February 18, 2007. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

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

Revenue Recognition

We recognize sales, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical merchandise returns levels. Prior to the second quarter of fiscal 2007, we did not have detailed information about the time lag between when items were sold and when they were subsequently returned. We estimated this timeframe considering various factors, including the frequency with which members visit the warehouses. In connection with recent changes to our consumer electronics returns policy, we developed additional operational data regarding member return patterns that had not been previously available. While the operational data is still preliminary and in the process of being refined it indicated that the lag time for returns was longer than previously estimated. After revising the assumptions used to estimate the reserve for sales returns to include the longer lag time as well as a lower realization rate on certain returned items, we increased the reserve balance and recorded an adjustment to sales of $224.4 million and a pretax charge to gross margin of $48.1 million in the second quarter of 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for our fiscal year 2008. We are still in the process of evaluating the impact that adoption of SFAS 157 will have on our future consolidated financial statements.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. We are still in the process of evaluating the impact that adoption of FIN 48 will have on our future consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from our members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to FASB No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are still in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended September 3, 2006.

Item 4—Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 to this report.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of Legal Proceedings in Note 6 and Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2007 (amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
November 27—December 24, 2006	4,297	$53.33	4,297	$1,971,454
December 25, 2006—January 21, 2007	2,550	$53.81	2,550	$1,834,246
January 22—February 18, 2007	2,039	$56.12	2,039	$1,719,804

Total Second Quarter	8,886	$54.11	8,886

(1)	Monthly information is presented by reference to our fiscal periods during the second quarter of fiscal 2007.

(2)	Our share repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by the Board authorization to repurchase shares of common stock of $2 billion authorized in July 2006 and expiring in July 2009.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM	4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on January 31, 2007 at which time the shareholders voted on the following proposals:

(1)	Election of four Class II directors to hold office until the 2010 Annual Meeting of Shareholders and until their successors are elected and qualified.

Name of Candidate	For		Withheld
Benjamin S. Carson, Sr.	384,621,359	97.00%	11,914,725	3.00%
William H. Gates	378,938,669	95.56%	17,597,415	4.44%
Hamilton E. James	377,133,504	95.11%	19,402,580	4.89%
Jill S. Ruckelshaus	376,970,765	95.07%	19,565,319	4.93%

There were no abstentions and no broker non-votes.

(2)	Ratification of the selection of KPMG LLP as the Company’s independent auditors.

For		Against		Abstained
392,224,102	98.91%	1,448,924	0.37%	2,863,055	0.72%

There were no broker non-votes.

ITEM	5—Other Information

None.

ITEM	6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999
3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000
4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments
10.1	Amendment to Second Restated 2002 Stock Incentive Plan
10.5.5	Form of 5.300% Senior Notes due March 15, 2012 (1)
10.5.6	Form of 5.500% Senior Notes due March 15, 2017 (1)

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

(1)	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated February 20, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION
(Registrant)

Date: March 29, 2007	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: March 29, 2007	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer