Form 10-Q
period 2007-05-13
COSTCO WHOLESALE CORP /NEW
filed 2007-06-15
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 13, 2007

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

The number of shares outstanding of the issuer’s common stock as of June 08, 2007 was 437,939,198.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	May 13, 2007	September 3, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,160,936	$1,510,939
Short-term investments	660,090	1,322,181
Receivables, net	621,554	565,373
Merchandise inventories	4,954,795	4,568,723
Deferred income taxes and other current assets	293,068	264,866

Total current assets	9,690,443	8,232,082

PROPERTY AND EQUIPMENT
Land	2,926,186	2,747,396
Buildings, leasehold and land improvements	6,845,447	6,241,357
Equipment and fixtures	2,652,074	2,405,229
Construction in progress	102,377	248,454

	12,526,084	11,642,436
Less accumulated depreciation and amortization	(3,427,759)	(3,078,141)

Net property and equipment	9,098,325	8,564,295

OTHER ASSETS	749,717	698,693

	$19,538,485	$17,495,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$26,713	$41,385
Accounts payable	5,188,881	4,581,395
Accrued salaries and benefits	1,122,088	1,080,382
Accrued sales and other taxes	311,302	324,274
Deferred membership income	664,521	583,946
Current portion of long-term debt	35,339	308,523
Other current liabilities	1,237,910	899,286

Total current liabilities	8,586,754	7,819,191
LONG-TERM DEBT, excluding current portion	2,158,862	215,369
DEFERRED INCOME TAXES AND OTHER LIABILITIES	243,907	253,713

Total liabilities	10,989,523	8,288,273

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	67,698	63,358
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 440,230,000 and 462,279,000 shares issued and outstanding	2,201	2,312
Additional paid-in capital	2,948,614	2,822,652
Accumulated other comprehensive income	300,892	277,263
Retained earnings	5,229,557	6,041,212

Total stockholders’ equity	8,481,264	9,143,439

	$19,538,485	$17,495,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
REVENUE
Net sales	$14,341,520	$13,007,415	$42,998,537	$39,467,453
Membership fees	317,735	276,233	924,358	808,553

Total revenue	14,659,255	13,283,648	43,922,895	40,276,006
OPERATING EXPENSES
Merchandise costs	12,877,587	11,635,052	38,518,297	35,269,073
Selling, general and administrative	1,432,650	1,282,276	4,303,108	3,864,172
Preopening expenses	9,022	10,431	39,235	27,422
Provision for impaired assets and closing costs, net	931	1,182	8,722	3,821

Operating income	339,065	354,707	1,053,533	1,111,518
OTHER INCOME (EXPENSE)
Interest expense	(26,016)	(2,679)	(31,776)	(9,326)
Interest income and other	42,838	33,751	106,475	94,516

INCOME BEFORE INCOME TAXES	355,887	385,779	1,128,232	1,196,708
Provision for income taxes	131,901	150,184	417,882	449,092

NET INCOME	$223,986	$235,595	$710,350	$747,616

NET INCOME PER COMMON SHARE:
Basic	$0.50	$0.50	$1.57	$1.58

Diluted	$0.49	$0.49	$1.54	$1.55

Shares used in calculation (000’s)
Basic	445,471	470,516	451,744	471,699
Diluted	455,889	480,533	461,702	482,933
Dividends per share	$0.145	$0.13	$0.405	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	36 Weeks Ended
	May 13, 2007	May 7, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$710,350	$747,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,425	352,423
Stock-based compensation	95,850	65,246
Undistributed equity earnings in joint ventures	(24,462)	(20,357)
Net (gain) / loss on sale of property and equipment and other	(2,182)	4,046
Accretion of discount on long-term debt	2,117	3,762
Excess tax benefit from exercise of stock options	(17,059)	(31,211)
Other non-cash items, net	(9,782)	(15,695)
Change in deferred income taxes	(12,446)	(8,634)
Change in receivables, other current assets, deferred income, accrued and other current liabilities	308,792	309,113
Increase in merchandise inventories	(379,412)	(346,112)
Increase in accounts payable	493,423	168,432

Total adjustments	843,264	481,013

Net cash provided by operating activities	1,553,614	1,228,629

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $14,860 and $2,188 of accrued capital expenditures in the first thirty-six weeks of fiscal 2007 and 2006, respectively	(888,437)	(758,239)
Proceeds from the sale of property and equipment	12,436	9,366
Purchases of short-term investments	(781,462)	(1,695,643)
Maturities of short-term investments	967,195	1,626,326
Sales of short-term investments	484,672	183,026
Change in other assets and other, net	(35,613)	(11,079)

Net cash used in investing activities	(241,209)	(646,243)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) / proceeds from short-term borrowings, net	(15,632)	4,726
Proceeds from issuance of long-term debt, net	1,994,134	12,855
Repayments of long-term debt	(305,172)	(4,051)
Change in bank checks outstanding	92,879	14,017
Cash dividend payments	(117,635)	(108,852)
Change in minority interests	4,339	3,608
Excess tax benefit from exercise of stock options	17,059	31,211
Exercise of stock options	175,698	304,782
Repurchases of common stock	(1,506,161)	(911,415)

Net cash provided by / (used in) financing activities	339,509	(653,119)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,917)	18,596

Net increase in cash and cash equivalents	1,649,997	(52,137)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,510,939	2,062,585

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,160,936	$2,010,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of $7,452 and $7,968 interest capitalized in the first thirty-six weeks of fiscal 2007 and 2006, respectively)	$11,934	$7,718
Income taxes	$436,552	$317,775
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3 1/2% Zero Coupon Convertible Subordinated Notes	$14,427	$177,278

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

Costco operates membership warehouse clubs that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At May 13, 2007, Costco operated 510 warehouse clubs: 372 in the United States and four in Puerto Rico; 71 in Canada; 19 in the United Kingdom; five in Korea; four in Taiwan; five in Japan; and 30 in Mexico (through a 50%-owned joint venture, Costco Mexico). The Company’s investments in Costco Mexico and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both May 13, 2007 and September 3, 2006, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales, using estimates based on the Company’s experience. The provision is adjusted periodically to reflect the actual physical inventory count results, which generally occur in the second and fourth fiscal quarters of the fiscal year.

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or following other systematic and rational approaches.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generally recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical merchandise returns levels. As disclosed in the Company’s Form 10-Q for the second quarter of fiscal 2007, in connection with changes to it’s consumer electronics returns policy, the Company examined operational data regarding member return patterns that had not been previously analyzed. The refinement and review of this data continued in the third quarter and indicated an even longer timeframe over which returns are received than used in the second quarter sales returns reserve estimate. Accordingly, as previously disclosed, the Company increased the reserve balance and recorded an adjustment to sales of $228,169 and a pretax charge to income of $47,192 for the related gross margin and disposition costs in the third fiscal quarter.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first quarter of fiscal 2009. The

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company is in the process of evaluating the impact that adoption of SFAS 157 will have on its future consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and the Company will adopt these new requirements in its first quarter of fiscal 2008. The Company is in the process of evaluating the impact that adoption of FIN 48 will have on its future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company must adopt these new requirements no later than its first quarter of fiscal 2009. The Company is in the process of evaluating the impact that adoption of SFAS 159 will have on its future consolidated financial statements.

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

NOTE (2)—LONG-TERM DEBT

During the third quarter of fiscal 2007, $407 in face amount of the Company’s 3 1/2% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 9,000 shares of common stock, and during the first thirty-six weeks of fiscal 2007, $20,972 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 476,000 shares of common stock.

During the third quarter of fiscal 2006, $18,449 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 419,000 shares of common stock, and during the first thirty-six of

NOTE (2)—LONG-TERM DEBT (Continued)

fiscal 2006, $266,458 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 6,051,000 shares of common stock.

These amounts differ from those in the supplemental disclosure of non-cash items in the statements of cash flows due to the related discount and issuance costs.

On February 20, 2007, the Company issued $900,000 of 5.30% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2,493 and $1,100,000 of 5.50% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $5,940 (together the Senior Notes). Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, with the first payment due on September 15, 2007. The net proceeds were used, in part, to repay the 5 1/2% Senior Notes due in March 2007, and the balance has been and will be used, for general corporate purposes, including the Company’s common stock repurchases. The $8,433 discount and $1,963 issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes.

The Company, at its option, may redeem the Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the Senior Notes.

NOTE (3)—STOCKHOLDERS’ EQUITY

Dividends

In the third quarter of fiscal 2007, the Company’s Board of Directors declared a quarterly cash dividend to shareholders of record as of April 27, 2007 and approved an increase from $0.13 to $0.145 per share, or $0.58 per share on an annualized basis. The dividend was paid on May 18, 2007.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

The Company purchased 11,315,000 shares at an average price of $54.31, for a total amount of $614,483 in the third quarter of fiscal 2007. During the first thirty-six weeks of fiscal 2007, the Company purchased 28,476,000 shares at an average price of $53.39, for a total amount of $1,520,213. In the third quarter of fiscal 2006, the Company purchased 5,319,000 shares at an average price of $54.45, for a total amount of $289,594. During the first thirty-six weeks of fiscal 2006, the Company purchased 18,455,000 shares at an average price of $50.40, for a total amount of $930,050.

These amounts differ from the stock repurchase balances in the Statements of Cash Flows due to repurchases that are accrued at quarter end. As of May 13, 2007, under current Board authorizations, the Company had $1,105,320 available for additional share repurchases.

NOTE (3)—STOCKHOLDERS’ EQUITY (Continued)

Comprehensive Income

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Unrealized gain (loss) on short term investments	$1,280	$(1,350)	$4,588	$(6,537)
Tax (provision) benefit	(484)	215	(1,723)	2,167

Unrealized gain (loss) on short term investments, net of tax	796	(1,135)	2,865	(4,370)
Foreign currency translation adjustment and other	54,414	59,291	19,873	118,814
Tax benefit (provision) on translation gain (loss) in relation to earnings subject to repatriation	687	—	891	(6,813)

Comprehensive income adjustments, net	55,897	58,156	23,629	107,631
Net income	223,986	235,595	710,350	747,616

Total comprehensive income	$279,883	$293,751	$733,979	$855,247

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

In conjunction with the adoption of SFAS 123 at the beginning of fiscal 2003, the Company changed its method of attributing the value of stock-based compensation expense from the graded-vesting method to the straight-line method. Compensation expense for all stock-based awards granted prior to fiscal 2003 will continue to be recognized using the graded-vesting method, while compensation expense for all stock-based awards granted subsequent to fiscal 2002 is being recognized using the straight-line method. Additionally, SFAS 123R requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures), and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and RSUs generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur.

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first thirty-six weeks of fiscal 2007:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at September 3, 2006	39,868	$37.57
Granted	—	—
Exercised	(5,731)	32.48
Forfeited or expired	(214)	40.40

Outstanding at May 13, 2007	33,923	$38.99	5.55	$542,249

Exercisable at May 13, 2007	23,015	$38.09	4.70	$388,591

(1)	The difference between the exercise price and market value at the end of the third fiscal quarter of 2007.

Tax benefits and intrinsic value related to total stock options exercised during the first thirty-six weeks of fiscal year 2007 and 2006 are provided in the following table:

	36 Weeks Ended
	May 13, 2007	May 7, 2006
Actual tax benefit realized for stock options exercised	$35,930	$68,015
Intrinsic value of stock options exercised	$128,143	$199,408

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

While the Company is still examining the availability of similar alternatives for employees outside the United States, the Company recorded $900 and $38,300 in selling, general and administrative (SG&A)

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

expense in the third quarter and the first thirty-six weeks of fiscal 2007, respectively, for the estimated charge to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. This amount largely relates to options exercised from 2003 through the end of the third quarter of fiscal 2007, and represents the estimated payment the Company would make to compensate for expected disallowance of the deduction previously allowed for gains on options exercised that were previously deemed to have been granted at fair market value.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees and non-employee directors, which generally vest over five years and three years respectively; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. Accordingly, the fair value of RSUs is the quoted market value of the Company’s common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At May 13, 2007, 7.1 million RSUs were available to be granted to eligible employees, directors and consultants under the Second Restated 2002 Plan.

The following awards were outstanding as of May 13, 2007:

•	4,597,000 shares of time-based RSUs in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

•	205,000 RSUs to be granted to certain executive officers of the Company upon the achievement of specified performance targets.

The following table summarizes RSU transactions during the first thirty-six weeks of fiscal 2007:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 4, 2006	1,408	$51.00
Granted	3,750	50.51
Vested	(303)	50.99
Forfeited	(53)	50.50

Non-vested at May 13, 2007	4,802	$50.62

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under our plans:

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Stock options	$18,590	$22,215	$60,077	$65,247
Restricted stock units	12,361	—	35,773	—
Incremental expense related to modification of certain stock options	—	—	8,072	—

Total stock-based compensation expense before income taxes	30,951	22,215	103,922	65,247
Income tax benefit	(9,206)	(7,444)	(33,518)	(21,701)

Total stock-based compensation expense, net of income tax	$21,745	$14,771	$70,404	$43,546

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

The remaining unrecognized compensation cost related to non-vested RSUs at May 13, 2007, was $217,570, and the weighed-average period of time over which this cost will be recognized is 4.4 years. The remaining unrecognized compensation cost related to unvested stock options at May 13, 2007, was $163,929, and the weighted-average period of time over which this cost will be recognized is 2.5 years.

NOTE (5)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Net income available to common stockholders used in basic net income per share	$223,986	$235,595	$710,350	$747,616
Interest on convertible bonds, net of tax	384	513	1,178	2,356

Net income available to common stockholders after assumed conversions of dilutive securities	$224,370	$236,108	$711,528	$749,972

Weighted average number of common shares used in basic net income per share (000’s)	445,471	470,516	451,744	471,699
Stock options and restricted stock units (000’s)	7,963	6,498	7,387	5,833
Conversion of convertible bonds (000’s)	2,455	3,519	2,571	5,401

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s)	455,889	480,533	461,702	482,933

The diluted share base calculation for the fiscal quarters ended May 13, 2007, and May 7, 2006, excluded 1,163,000 and 10,903,000 of stock options outstanding, respectively. The diluted share base calculation for the fiscal year-to-date periods ended May 13, 2007, and May 7, 2006, excluded 3,950,000 and 11,426,000 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect. All outstanding RSUs are dilutive for all periods and thus are included in the table above.

NOTE (6)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. The Randall matter is currently in the class certification briefing phase. Williams has been stayed pending the class certification outcome in Randall.

An overtime compensation case certified as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is

NOTE (6)—COMMITMENTS AND CONTINGENCIES (Continued)

improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corp., Superior Court for the County of Alameda, Case No. RG-04150447. Costco has filed an appeal challenging both the entry of a $5.3 million judgment in favor of the class and the accompanying award of attorneys’ fees.

A case brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco did not properly compensate and record hours worked by employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ). On May 14, 2007, the Court granted final approval to a $7.5 million classwide settlement.

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

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted on January 11, 2007. On May 11, 2007, the Ninth Circuit granted a petition to hear Costco’s appeal of the certification. Appellate briefing will begin in late August 2007. On May 30, 2007, the District Court ordered a stay of this case during the pendency of the appeal.

Class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Court denied the Company’s motion to dismiss the complaint in which the Company had asked that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. Counsel for the plaintiff in Barmak has also sent a letter purporting to invoke consumer protection statutes in Massachusetts and Texas.

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles and removed to the United States District Court for the Central District of California), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and

NOTE (6)—COMMITMENTS AND CONTINGENCIES (Continued)

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

On March 15, 2007, the Company was informed by the U.S. Attorney’s Office in the Western District of Washington that the office is conducting an investigation of the Company’s past stock option granting practices to determine whether there have been any violations of federal law. As part of this investigation, the U.S. Attorney’s Office has served a grand jury subpoena on the Company seeking documents and information relating to its stock option grants. The Company is cooperating with the inquiry and at this time cannot reasonably estimate any loss that may arise from this matter.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 13, 2007
Total revenue	$11,821,377	$1,909,876	$928,002	$14,659,255
Operating income	254,777	63,144	21,144	339,065
Depreciation and amortization	103,199	16,526	10,105	129,830
Capital expenditures	192,001	25,491	9,204	226,696
Twelve Weeks Ended May 7, 2006
Total revenue	$10,772,623	$1,730,970	$780,055	$13,283,648
Operating income	274,926	62,558	17,223	354,707
Depreciation and amortization	96,391	13,901	9,425	119,717
Capital expenditures	173,676	34,904	41,239	249,819
Thirty-Six Weeks Ended May 13, 2007
Total revenue	$35,254,859	$5,800,234	$2,867,802	$43,922,895
Operating income	769,227	208,265	76,041	1,053,533
Depreciation and amortization	307,391	47,973	33,061	388,425
Capital expenditures	704,021	133,253	51,163	888,437
Property and equipment, net	7,083,416	1,115,398	899,511	9,098,325
Total assets	15,616,799	2,148,499	1,773,187	19,538,485
Net assets	6,310,889	1,136,783	1,033,592	8,481,264
Thirty-Six Weeks Ended May 7, 2006
Total revenue	$32,561,233	$5,339,243	$2,375,530	$40,276,006
Operating income	865,944	186,373	59,201	1,111,518
Depreciation and amortization	283,341	40,807	28,275	352,423
Capital expenditures	561,076	139,319	57,844	758,239
Property and equipment, net	6,433,273	1,003,818	836,928	8,274,019
Total assets	13,926,974	1,971,633	1,567,055	17,465,662
Net assets	7,245,722	1,074,780	918,119	9,238,621
Year Ended September 3, 2006
Total revenue	$48,465,918	$8,121,728	$3,563,581	$60,151,227
Operating income	1,245,835	292,512	87,285	1,625,632
Depreciation and amortization	413,235	61,232	40,818	515,285
Capital expenditures	937,275	188,914	90,312	1,216,501
Property and equipment, net	6,676,417	1,032,439	855,439	8,564,295
Total assets	14,009,262	1,913,945	1,571,863	17,495,070
Net assets	7,189,831	1,043,384	910,224	9,143,439

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

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than many competitors.

Key items for the third quarter of fiscal 2007 included:

•

Net sales increased 10.3% to $14.3 billion from $13.0 billion during the prior year’s third quarter. This quarter’s sales are net of a $228.2 million increase in our estimated reserve for sales returns. Excluding this increase, net sales for the third quarter were $14.6 billion, a 12.0% increase over the prior year’s third quarter;

•

Membership fees increased 15.0%, representing primarily new member sign-ups at warehouses opened since the end of the third quarter of fiscal 2006, increased penetration of our Executive Membership program, continued strong renewal rates, as well as the $5 increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members;

•

Gross margin (net sales less merchandise costs) as a percentage of net sales declined 34 basis points over the prior year’s third quarter. The increase in our estimated reserve for sales returns represented approximately 15 basis points of this negative variance. Excluding the sales returns reserve adjustment, gross margin as a percent of net sales decreased 19 basis points over the prior year’s third quarter, primarily due to lower gross margins in our hardlines and softlines categories and increased penetration of the Executive Membership two-percent reward program;

•

Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 13 basis points over the prior years’ third quarter. Excluding the sales returns reserve adjustment, SG&A decreased 3 basis points over the prior years’ third quarter;

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•

Net income was $224.0 million, or $0.49 per diluted share, compared to $235.6 million, or $0.49 per diluted share, in the third quarter of fiscal 2006. Excluding the unusual items (discussed below), third quarter net income would have been $254.3 million or $0.56 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.145 per share, reflecting an 11.5% increase, from $0.52 to $0.58 per share on an annualized basis; and

•	We repurchased 11.3 million shares of our common stock, totaling approximately $614.5 million, at an average cost of $54.31 per share.

Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

This quarter was impacted by the following unusual item:

•

Sales returns reserve: The third quarter of fiscal 2007 was impacted by an increase to our estimated reserve for sales returns of $228.2 million. This increase resulted from the completion of the previously announced review of historical data of trends in sales returns used to estimate future returns recorded in the reserve balance. The effect of these changes resulted in a decrease in net sales of $228.2 million, a charge to gross margin of approximately $46.2 million and a charge to interest income and other of approximately $1.0 million representing the reserve increase of our Mexico Joint Venture.

As previously reported, last quarter was impacted by the following unusual items:

•

Sales returns reserve: In connection with recent changes to our consumer electronics returns policy, we developed additional operational data regarding member return patterns, which indicated a longer timeframe over which returns are received than was previously estimated. We revised our methodology of estimating our sales return reserve to include the longer timeframe, as well as a lower realization rate on certain returned items. The effect of these changes resulted in a decrease in net sales of $224.4 million and a charge to gross margin of approximately $48.1 million.

•

Employee tax consequences on stock options: As was disclosed in our first quarter 10-Q, in connection with the review of stock options we announced on October 12, 2006, and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 employees who are United States taxpayers from certain adverse tax consequences arising from that review. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, making payments to employees in an amount approximately equal to the increase in the exercise price. We are also examining the availability of similar alternatives for employees outside the United States.

•	Excise tax refund: We received a $10.1 million refund, related to fiscal 2002 through 2006, as a result of a settlement with the U.S. Internal Revenue Service relating to excise taxes previously paid.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe it is meaningful to exclude the effects of these items for purposes of comparing our current period results to prior periods. The impact of each of these items noted above are presented below:

	12 Weeks Ended May 13, 2007 (amounts in thousands)
	Sales return Reserve	Employee tax consequences on stock options	Total
Net sales	$(228,169)	$—	$(228,169)
Merchandise costs	181,977	—	181,977

Gross margin	(46,192)	—	(46,192)
SG&A	—	(900)	(900)

Operating Income	(46,192)	(900)	(47,092)
Interest Expense	—	—	—
Interest Income and other	(1,000)	—	(1,000)

Income before income taxes	(47,192)	(900)	(48,092)
Provision for income taxes	17,489	334	17,823

Net Income	$(29,703)	$(566)	$(30,269)

	36 Weeks Ended May 13, 2007 (amounts in thousands)
	Sales return Reserve	Employee tax consequences on stock options	Excise tax refund	Total
Net sales	$(452,553)	$—	$—	$(452,553)
Merchandise costs	358,290	(157)	8,661	366,794

Gross margin	(94,263)	(157)	8,661	(85,759)
SG&A	—	(47,115)	300	(46,815)

Operating Income	(94,263)	(47,272)	8,961	(132,574)
Interest Expense	—	(50)	—	(50)
Interest Income and other	(1,000)	—	1,090	90

Income before income taxes	(95,263)	(47,322)	10,051	(132,534)
Provision for income taxes	35,285	17,528	(3,723)	49,090

Net Income	$(59,978)	$(29,794)	$6,328	$(83,444)

Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Net sales	$14,341,520	$13,007,415	$42,998,537	$39,467,453
Effect of change in estimated sales returns reserve	228,169	—	452,553	—

Net sales, as adjusted	$14,569,689	$13,007,415	$43,451,090	$39,467,453

Increase in comparable warehouse sales	7%	7%	6%	8%
Warehouse openings, net of relocations	6	6	22	16

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net sales increased 10.3% to $14.3 billion during the third quarter of fiscal 2007 from $13.0 billion during the third quarter of fiscal 2006. Excluding the impact of the change in the reserve for estimated sales returns, adjusted net sales increased 12.0% as compared to the previous year. The 10.3% increase in net sales was primarily due to: 7% comparable warehouse sales growth and 4% from the opening of 31 net new warehouses (32 opened, 1 closed due to relocation) since the end of the third quarter of fiscal 2006, partially offset by the change in the reserve for estimated sales returns. Gasoline sales positively impacted comparable warehouse sales growth by approximately 90 basis points. Changes in foreign currencies positively impacted comparable sales by approximately 35 basis points.

For the first thirty-six weeks of fiscal 2007, net sales increased 8.9% to $43.0 billion from $39.5 billion during the first thirty-six weeks of fiscal 2006. Excluding the impact of the sales return reserve adjustment, adjusted net sales increased 10.1% as compared to the previous year. The 8.9% increase was primarily due to: 6% comparable warehouse sales growth and 3% from the opening of the 31 net new warehouses, partially offset by the change in estimated sales returns. Gasoline sales had minimal impact on comparable warehouse sales growth. Changes in foreign currencies positively impacted comparable sales by approximately 60 basis points.

Most of the comparable sales growth derived from increased amounts spent by members visiting our warehouses; increases in frequency of shopping contributed slightly. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the sales increase. Gasoline sales contributed to the 10.3% net sales growth by approximately 190 and 80 basis points for the third quarter and first thirty-six weeks of fiscal 2007, respectively, with approximately 41% and 14% of these increases related to the increase in gasoline sales prices.

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Membership fees	$317,735	$276,233	$924,358	$808,553
Membership fees as a percent of net sales	2.22%	2.12%	2.15%	2.05%
Membership fees as a percent of adjusted net sales	2.18%	2.12%	2.13%	2.05%
Total cardholders	49,627	47,005	49,627	47,005

Membership fees increased 15.0% to $317.7 million, or 2.22% of net sales, in the third quarter of fiscal 2007 from $276.2 million, or 2.12% of net sales, in the third quarter of fiscal 2006, and increased 14.3% to $924.4 million, or 2.15% of net sales, in the first thirty-six weeks of fiscal 2007 from $808.6 million, or 2.05% of net sales, in the first thirty-six weeks of fiscal 2006. The increase in membership fee income reflected new membership sign-ups at the 31 new warehouses opened since the third quarter of fiscal 2006, increased penetration of the higher-fee Executive Membership program, high overall member renewal rates consistent with recent years, currently 87%, as well as the five dollar increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Gross margin	$1,463,933	$1,372,363	$4,480,240	$4,198,380
Unusual items	46,192	—	85,759	—

Gross margin, as adjusted	$1,510,125	$1,372,363	$4,565,999	$4,198,380

Gross margin as a percent of net sales	10.21%	10.55%	10.42%	10.64%
Adjusted gross margin as a percent of adjusted net sales	10.36%	10.55%	10.51%	10.64%

Gross margin was $1.5 billion, or 10.21% of net sales, in the third quarter of fiscal 2007, compared to $1.4 billion, or 10.55% of net sales, in the third quarter of fiscal 2006. Excluding the adjustment to the sales returns reserve in the third quarter, adjusted gross margin as a percentage of adjusted net sales was 10.36%, or a decrease of 19 basis points as compared to the third quarter of fiscal 2006. Overall gross margin in our merchandise departments decreased by 13 basis points, primarily in our hardlines and fresh foods categories, offset by increases in softlines and food and sundries. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members decreased gross margin by six basis points.

Gross margin was $4.5 billion, or 10.42% of net sales, in the first thirty-six weeks of fiscal 2007, compared to $4.2 billion, or 10.64% of net sales, in the first thirty-six weeks of fiscal 2006. Excluding the unusual items affecting net sales and gross margin in the first thirty-six weeks of fiscal 2007, adjusted gross margin as a percentage of adjusted net sales was 10.51%, or a decrease of 13 basis points as compared to the first thirty-six weeks of fiscal 2006. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members decreased gross margin by seven basis points. Overall gross margin in our merchandise departments decreased by six basis points, particularly our hardlines, softlines and fresh foods categories, offset by increases in our food and sundries, pharmacy and E-commerce categories.

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Selling, general and administrative expenses (SG&A)	$1,432,650	$1,282,276	$4,303,108	$3,864,172
Unusual items	(900)	—	(46,815)	—

SG&A, as adjusted	$1,431,750	$1,282,276	$4,256,293	$3,864,172

SG&A as a percent of net sales	9.99%	9.86%	10.01%	9.79%
Adjusted SG&A as a percent of adjusted net sales	9.83%	9.86%	9.80%	9.79%

SG&A totaled $1.4 billion, or 9.99% of net sales, during the third quarter of fiscal 2007 compared to $1.3 billion, or 9.86% of net sales, during the third quarter of fiscal 2006. Excluding the unusual items affecting net sales and SG&A expenses in the third quarter of fiscal 2007, adjusted SG&A as a percentage of adjusted net sales was 9.83%, or a decrease of three basis points.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SG&A totaled $4.3 billion, or 10.01% of net sales, during the first thirty-six weeks of fiscal 2007 compared to $3.9 billion, or 9.79% of net sales, during the first thirty-six weeks of fiscal 2006. Excluding the unusual items affecting net sales and SG&A expenses in the first thirty-six weeks of fiscal 2007, adjusted SG&A as a percentage of adjusted net sales was 9.80%, an increase of one basis point compared to the first thirty-six weeks of fiscal 2006.

Stock-based compensation expense increased four and five basis points in the third quarter and first thirty-six weeks of fiscal 2007, respectively, as compared to fiscal 2006. This year’s fiscal third quarter was also impacted by our decision to increase the entry-level hourly wage rate, effective March 2007, with such increase impacting third quarter SG&A expenses as a percent of net sales by five basis points. These increases were offset by net improvements in warehouse and central operating costs by approximately seven and four basis points in the third quarter and first thirty-six weeks of fiscal 2007, respectively, as compared to fiscal 2006.

As discussed in our 10-Q filing for our first fiscal quarter of 2007, beginning with the first quarter of fiscal 2007, we revised the method of allocating certain payroll-related expenses to more accurately reflect actual costs for a given quarter. The impact of this change to the third quarter of fiscal 2007 was an increase to SG&A expenses of approximately three basis points. The impact to the first thirty-six weeks of fiscal 2007 was nominal.

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Preopening expenses	$9,022	$10,431	$39,235	$27,422
Preopening expenses as a percent of net sales	0.06%	0.08%	0.09%	0.07%
Warehouse openings	6	7	22	18
Relocations	—	(1)	—	(2)

Warehouse openings, net of relocations	6	6	22	16

Preopening expenses totaled $9.0 million, or 0.06% of net sales, during the third quarter of fiscal 2007 compared to $10.4 million, or 0.08% of net sales, during the third quarter of fiscal 2006, and totaled $39.2 million, or 0.09% of net sales, during the first thirty-six weeks of fiscal 2007 compared to $27.4 million, or 0.07% of net sales, during the first thirty-six weeks of fiscal 2006. Six warehouses were opened in the third quarter of fiscal 2007 compared to seven warehouses opened (including one relocation) during last year’s third quarter. Twenty-two warehouses were opened in the first thirty-six weeks of fiscal 2007 compared to eighteen warehouses opened (including two relocations) during the first thirty-six weeks of fiscal 2006.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Provision for impaired assets and closing costs, net	$931	$1,182	$8,722	$3,821

The provision for impaired assets and closing costs totaled $0.9 million in the third quarter of fiscal 2007, compared to $1.2 million in the third quarter of fiscal 2006 and totaled $8.7 million in the first thirty-six weeks of fiscal 2007 compared to $3.8 million in the first thirty-six weeks of fiscal 2006. Both

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fiscal 2007 and 2006 provisions include future lease obligations of warehouses that have been relocated to new facilities, costs related to the write-down of certain long-lived assets and any losses or gains resulting from the sale of real property.

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Interest expense	$26,016	$2,679	$31,776	$9,326

Interest expense totaled $26.0 million in the third quarter of fiscal 2007 compared to $2.7 million in the third quarter of fiscal 2006 and totaled $31.8 million in the first thirty-six weeks of fiscal 2007 compared to $9.3 million in the first thirty-six weeks of fiscal 2006.

On February 20, 2007, we issued $900 million of 5.30% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2.5 million and $1.1 billion of 5.50% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $5.9 million, (together the Senior Notes). The increase in interest expense in the third quarter and first thirty-six weeks of fiscal 2007 resulted primarily from the additional interest incurred related to these Senior Notes.

Interest Income and Other

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Interest income	$36,905	$26,786	$80,772	$75,948
Earnings of affiliates/minority interest and other	5,933	6,965	25,703	18,568

Interest Income and other	$42,838	$33,751	$106,475	$94,516

Interest income and other totaled $42.8 million in the third quarter of fiscal 2007 compared to $33.8 million in the third quarter of fiscal 2006 and totaled $106.5 million in the first thirty-six weeks of fiscal 2007 compared to $94.5 million in the first thirty-six weeks of fiscal 2006. These increases are largely due to the increase in our cash and cash equivalents and short-term investments resulting from the proceeds of the issuance of the 2012 Notes and 2017 Notes at the beginning of the third quarter of fiscal 2007. The increase in the earnings of affiliates in the first thirty-six weeks of fiscal 2007 is primarily due to an increase in the equity earnings in our 50% joint venture in Mexico.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Income tax expense	$131,901	$150,184	$417,882	$449,092
Effective tax rate	37.1%	38.9%	37.0%	37.5%

The effective income tax rate on earnings was 37.1% in the third quarter of fiscal 2007, compared to 38.9% in the third quarter of fiscal 2006. The rate for the third quarter of fiscal 2006 was impacted by the true-up of prior estimates related to unremitted earnings in Canada.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income

	12 Weeks Ended		36 Weeks Ended
	May 13, 2007	May 7, 2006	May 13, 2007	May 7, 2006
Net income	$223,986	$235,595	$710,350	$747,616
Unusual items (net of tax)	30,269	—	83,444	—

Net income, as adjusted	$254,255	$235,595	$793,794	$747,616

Diluted earnings per share	$0.49	$0.49	$1.54	$1.55
Shares used to calculate diluted net income per common share	455,889	480,533	461,702	482,933

Net income for the third quarter of fiscal 2007 was $224.0 million, or $0.49 per diluted share, compared to $235.6 million, or $0.49 per diluted share, during the third quarter of fiscal 2006. Net income for the first thirty-six weeks of fiscal 2007 was $710.4 million, or $1.54 per diluted share, compared to net income for the first thirty-six weeks of fiscal 2006 of $747.6 million, or $1.55 per diluted share.

The unusual items previously discussed totaled $30.3 million, net of tax, or $0.07 per diluted share and $83.4 million, net of tax, or $0.18 per diluted share in the third quarter and first thirty-six weeks of fiscal 2007, respectively. Exclusive of these items, earnings for the third quarter of fiscal 2007 were $0.56 per diluted share, a 14% increase over the prior year and $1.72 per diluted share for the first thirty-six weeks of fiscal 2007, an 11% increase over the prior year.

Liquidity and Capital Resources

Cash Flows

The following table itemizes components of our most liquid assets (dollars in thousands):

	May 13, 2007	September 3, 2006
Cash and cash equivalents	$3,160,936	$1,510,939
Short-term investments	660,090	1,322,181

Total	$3,821,026	$2,833,120

Our primary recurring sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3.8 billion and $2.8 billion at May 13, 2007 and September 3, 2006, respectively. Of these balances, approximately $712.2 million and $593.6 million at May 13, 2007 and September 3, 2006, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close. The increase in our most liquid assets of $987.9 million to $3.8 billion at May 13, 2007 was due primarily to the February 2007 issuance of the Senior Notes, and the net cash provided by our operating activities offset by the expenditures for the repurchase of our common stock and the acquisition of property and equipment related to warehouse expansion.

Net cash provided by operating activities totaled $1.6 billion in the first thirty-six weeks of fiscal 2007 compared to $1.2 billion in the first thirty-six weeks of fiscal 2006. This increase of $325.0 million was primarily attributable to an increase in cash flow due to a decrease in our investment in net merchandise inventories (merchandise inventory less accounts payable) of $291.7 million.

Net cash used in investing activities totaled $241.2 million in the first thirty-six weeks of fiscal 2007 compared to $646.2 million in the first thirty-six weeks of fiscal 2006, a decrease of $405.0 million. The

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decrease in cash used in investing activities relates primarily to an increase of $130.2 million in additions to property and equipment related to warehouse expansion and remodel projects offset by an increase in cash provided by the net reduction in short-term investments of $556.7 million as investments were sold primarily to fund our stock repurchase activity.

Net cash provided by financing activities totaled $339.5 million in the first thirty-six weeks of fiscal 2007 compared to $653.1 million used in financing activities in the first thirty-six weeks of fiscal 2006. The $992.6 million increase primarily resulted from the February 20, 2007 issuance of the Senior Notes, which provided approximately $2.0 billion in proceeds. This increase was partially offset by the repayment of long-term debt of $305.2 million related primarily to the 5 1/2% Senior Notes retired in March 2007, the repurchase of common stock in the first thirty-six weeks of fiscal 2007, which used $1.5 billion of cash, compared to $911.4 million in the first thirty-six weeks of fiscal 2006 and a decrease in cash from the exercise of stock options of $129.1 million.

Dividends

In the third quarter of fiscal 2007, our Board of Directors declared a quarterly cash dividend to shareholders of record as of April 27, 2007, and approved an increase from $0.13 to $0.145 per share, or $0.58 per share on an annualized basis. The dividend was paid on May 18, 2007.

Expansion Plans

Our primary requirement for capital is the domestic and international financing of the land, building and equipment costs for new and remodeled warehouses plus the costs of initial warehouse operations and working capital requirements. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is our current intention to spend approximately $1.3 billion to $1.4 billion during fiscal 2007 for real estate, construction, remodeling and equipment for warehouse clubs and related operations. Through the end of the third quarter of fiscal 2007, we spent approximately $888.4 million. We intend to fund future expenditures with a combination of cash provided from operations, cash and cash equivalents, and short-term investments.

We opened six and twenty-two new warehouses in the third quarter and first thirty-six weeks of fiscal 2007, respectively. Expansion plans for the United States and Canada during the remainder of fiscal 2007 are to open an additional eight to nine warehouses.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

A wholly-owned Canadian subsidiary has a $179.3 million commercial paper program ($181 million at September 3, 2006) supported by a $107.6 million bank credit facility that expires in March 2008 ($54 million at September 3, 2006) with a Canadian bank, which we guarantee. At May 13, 2007 and September 3, 2006, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at May 13, 2007 and September 3, 2006 were 4.55% and 4.65%, respectively. At May 13, 2007, standby letters of credit totaling $21.6 million issued under the bank credit facility left $86.0 million available for commercial paper support. At September 3, 2006, standby letters of credit totaling $21 million issued under the bank credit facility left $33 million available for commercial paper support.

Our wholly-owned Japanese subsidiary has a short-term $37.6 million bank line of credit ($13 million at September 3, 2006) that expires in February 2008. At May 13, 2007 and September 3, 2006, $10.0 million and $2.5 million, respectively, were borrowed under the line of credit, and $8.4 million and $4 million at May 13, 2007 and September 3, 2006, respectively, were used to support standby letters of

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

credit. Applicable interest rates on the credit facility at May 13, 2007 and September 3, 2006, were 1.00% and 0.94%, respectively. A second $29.3 million bank line of credit also expires in February 2008. At May 13, 2007 and September 3, 2006, $0.8 million and $0.9 million, respectively, were borrowed under the second facility. Applicable interest rates on the second credit facility at May 13, 2007 and September 3, 2006, were 1.11% and 0.95%, respectively.

Our wholly-owned United Kingdom subsidiary has a $79.2 million bank revolving credit facility expiring in February 2010, a $59.4 million bank overdraft facility renewable on a yearly basis in May 2008 and a $39.6 million uncommitted money market line entered into in February 2007 and renewable on a yearly basis beginning in May 2008. At May 13, 2007, $15.8 million was outstanding under the revolving credit facility with an applicable interest rate of 5.97% and no amounts were outstanding under the bank overdraft facility with an applicable interest rate of 6.50% or the uncommitted line with an applicable interest rate of 5.88%. At September 3, 2006, $38 million was outstanding under the revolving credit facility, with an applicable interest rate of 5.32%, and no amounts were outstanding under the bank overdraft facility.

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

Letters of Credit

We have letter of credit facilities (for commercial and standby letters of credit) totaling $460.4 million. The outstanding commitments under these facilities at May 13, 2007 and September 3, 2006 totaled $82.7 million and $85 million, respectively, including $61.2 million and $55 million, respectively, in standby letters of credit.

Financing Activities

During the third quarter of fiscal 2007, $0.4 million in face amount of our Zero Coupon Notes was converted by note holders into 9,000 shares of common stock, and during the first thirty-six weeks of fiscal 2007, $21.0 million in face amount of our Zero Coupon Notes was converted by note holders into 476,000 shares of common stock.

During the third quarter of fiscal 2006, $18.5 million in face amount of our Zero Coupon Notes was converted by note holders into 419,000 shares of common stock, and during the first thirty-six weeks of fiscal 2006, $266.5 million in face amount of our Zero Coupon Notes was converted by note holders into 6,051,000 shares of common stock. These amounts differ from those in the supplemental disclosure of non-cash items in the statements of cash flows due to the related discount and issuance costs.

On February 20, 2007, we issued $900 million of 5.30% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2.5 million and $1.1 billion of 5.50% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $5.9 million (together the Senior Notes). Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year, with the first payment due on September 15, 2007. The net proceeds were used, in part, to repay the 5 1/2% Senior Notes due in March 2007, and the balance has been and will be used, for general corporate purposes, including our

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

common stock repurchases. The $8.4 million discount and $2.0 million issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes.

At our option, we may redeem the Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, we will be required to make an offer to purchase the Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the Senior Notes.

Derivatives

We have limited involvement with derivative financial instruments and use them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. The aggregate notional amount of foreign exchange contracts outstanding was approximately $56 million and $63 million at May 13, 2007 and September 3, 2006, respectively. The mark-to-market adjustment related to these contracts was $0.6 million and $1.1 million at May 13, 2007 and September 3, 2006, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Effective March 25, 2002, we entered into “fixed-to-floating” interest rate swaps to manage interest rate risk associated with our $300 million 5 1/2% Senior Notes which matured and were retired on March 15, 2007. The swaps were designated and qualified as fair value hedges of the debt. As the terms of the swaps matched those of the underlying hedged debt, changes in the fair value of the swaps were offset by corresponding changes in the carrying amount of the hedged debt and resulted in no net earnings impact. At September 3, 2006, the aggregate value of the swaps was $1 million and was recorded in “deferred income taxes and other current assets” in our condensed consolidated balance sheet. At March 15, 2007, upon maturity of the debt and expiration of the swap agreements, the aggregate fair value of the swaps was zero.

Stock Repurchase Programs

During the third quarters of fiscal 2007 and 2006, we repurchased 11.3 million and 5.3 million shares of our common stock at an average price of $54.31 and $54.45, totaling approximately $614.5 million and $290.0 million, respectively. In the first thirty-six weeks of fiscal 2007 and 2006, we repurchased 28.5 million and 18.5 million shares at an average price of $53.39 and $50.40, for a total amount of $1.5 billion and $930.0 million, respectively. The amount available for stock repurchases under the approved plans was approximately $1.1 billion at May 13, 2007. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

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

Revenue Recognition

We generally recognize sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical merchandise returns levels. As disclosed in our Form 10-Q for the second quarter of fiscal 2007, in connection with changes to our consumer electronics returns policy, we examined operational data regarding member return patterns that had not been previously analyzed. The refinement and review of this data continued in the third quarter and indicated an even longer timeframe over which returns are received than used in the second quarter sales returns reserve estimate. Accordingly, as previously disclosed, we increased the reserve balance and recorded an adjustment to sales of $228.2 million and a pretax charge to income of $47.2 million for the related gross margin and disposition costs, in the third fiscal quarter.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than our first quarter of fiscal 2009. We are in the process of evaluating the impact that adoption of SFAS 157 will have on our future consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt these new requirements in our first quarter of fiscal 2008. We are in the process of evaluating the impact that adoption of FIN 48 will have on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We must adopt these new requirements no later than our first quarter of fiscal 2009. We are in the process of evaluating the impact that adoption of SFAS 159 will have on our future consolidated financial statements.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2007 (amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
February 19—March 18, 2007	1,857	$54.98	1,857	$1,617,675
March 19—April 15, 2007	4,872	$54.01	4,872	$1,354,502
April 16—May 13, 2007	4,586	$54.34	4,586	$1,105,321

Total Third Quarter	11,315	$54.31	11,315

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2007.

(2)	Our share repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by the Board authorization to repurchase shares of common stock of $2 billion authorized in July 2006 and expiring in July 2009.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999
3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000
4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION
(Registrant)

Date: June 15, 2007	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: June 15, 2007	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer