Form 10-K
period 2007-09-02
COSTCO WHOLESALE CORP /NEW
filed 2007-10-25
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 2, 2007

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 16, 2007 was $25,659,670,154

The number of shares outstanding of the registrant’s common stock as of October 5, 2007 was 434,083,536

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2008 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 2, 2007

PART I

Item 1—Business

Costco Wholesale Corporation (“Costco” or the “Company”) began operations in 1983 in Seattle, Washington. In October 1993, we merged with The Price Company, which had pioneered the membership warehouse concept, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of our non-warehouse assets to Price Enterprises, Inc., we changed our name to Costco Companies, Inc. On August 30, 1999, we reincorporated from Delaware to Washington and changed our name to Costco Wholesale Corporation. Our common stock trades on the NASDAQ under the symbol “COST.”

General

We operate membership warehouses based on the concept that offering our members very low prices on a limited selection of nationally branded and selected private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets and supercenters.

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (“depot”) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for shipment to our individual warehouses, generally in less than twenty-four hours. This maximizes freight volume and handling efficiencies, thereby lowering our receiving costs by eliminating many of the costs associated with multiple step distribution channels, which include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

Because of our high sales volume and rapid inventory turnover, we generally have the opportunity to sell and be paid for inventory before we are required to pay many of our merchandise vendors, even though we take advantage of early payment discounts whenever available to us. As sales increase and inventory turnover becomes more rapid, a greater percentage of inventory is financed through payment terms provided by vendors rather than by our working capital.

Our typical warehouse format averages approximately 140,000 square feet; newer units tend to be larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses need not have elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses to less than two-tenths of one percent of net sales in each of the last three fiscal years—well below those of typical discount retail operations.

We generally limit marketing and promotional activities to new warehouse openings, occasional direct mail marketing to prospective new members and regular direct marketing programs (such as The Costco Connection, a magazine we publish for our members, and coupon mailers) to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical retailers. In connection with new warehouse openings, our marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members

Item 1—Business (Continued)

are contacted by direct mail or by providing membership offerings to be distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up messages distributed through regular payroll or other organizational communications to employee groups and ongoing direct solicitations to prospective Business and Gold Star members.

Our warehouses generally operate on a seven-day, 69-hour week. Generally, warehouses are open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional retailers, discount retailers and supermarkets and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking.

Our merchandising strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than could be obtained elsewhere. An important element of this strategy is to carry only those products on which we can provide our members significant savings. We seek to limit specific items in each product line to fast-selling models, sizes and colors. Therefore, we carry an average of approximately 4,000 active stockkeeping units (SKUs) per warehouse in our core warehouse business, as opposed to discount retailers and supermarkets that normally stock 40,000 SKUs or more. Many consumable products are offered for sale in case, carton or multiple-pack quantities only.

In keeping with our policy of member satisfaction, we generally accept returns of merchandise. In fiscal 2007, we introduced a 90-day return policy in the United States on certain electronic items. Additionally, we now provide, free of charge, technical support service, as well as an extended warranty on certain electronic items.

The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2007	2006	2005
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	23%	24%	25%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, garden and patio, sporting goods, furniture, and automotive supplies)	21%	20%	20%
Food (including dry and institutionally packaged foods)	19%	19%	19%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings, cameras and small appliances)	11%	12%	12%
Fresh Food (including meat, bakery, deli and produce)	12%	11%	11%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	14%	14%	13%

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year end:

	2007	2006	2005
Food Court and Hot Dog Stands	482	452	427
One-Hour Photo Centers	480	450	423
Optical Dispensing Centers	472	442	414
Pharmacies	429	401	374
Gas Stations	279	250	225
Hearing-Aid Centers	237	196	168
Print Shops and Copy Centers	8	9	10

Number of warehouses	488	458	433

Warehouses operated by our Mexico joint venture are not included above. At September 2, 2007, our 50% owned joint venture in Mexico operated 30 warehouses.

Our electronic commerce businesses, costco.com in the U.S. and costco.ca in Canada, provide our members additional products generally not found in our warehouses, in addition to services such as digital photo processing, pharmacy, travel and membership services.

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

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first, second and third quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on our operations, except an increased level of net sales and earnings during the winter holiday season. Fiscal years 2007 and 2005 each consisted of 52 weeks, and fiscal year 2006 was a 53-week year.

Membership Policy

Our membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue, which allows us to offer low prices.

Members can utilize their memberships at any Costco warehouse location in any country. We have two primary types of members: Business, and Gold Star (individual). In addition, U.S. and Canadian

Item 1—Business (Continued)

members can upgrade to an Executive Membership. We continue to experience strong member renewal rates, currently at 87%. Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of $50 for the primary and spouse membership card, with add-on membership cards available for an annual fee of $40 (including a free spouse card). A significant number of our business members also shop at Costco for their personal needs.

Individual memberships (Gold Star memberships) are available to individuals who do not qualify for a Business membership. Individual members generally pay an annual membership fee of $50, which includes a spouse card.

Our membership base was made up of the following (in thousands):

	September 2, 2007	September 3, 2006
Gold Star	18,600	17,300
Business	5,400	5,200

Total primary cardholders	24,000	22,500
Add-on cardholders	26,400	25,200

Total cardholders	50,400	47,700

The rates for Business and Gold Star members discussed above reflect the $5 increase that went into effect on May 1, 2006 for new members and July 1, 2006 for existing members.

Executive Membership is available to all members in the U.S. and Canada for an annual fee of $100. The Executive Membership program offers members additional savings and benefits on various business and consumer services offered by Costco, such as merchant credit card processing, small business loans, auto and home insurance, business telephone service, check printing, and real estate and mortgage services. The services offered are generally provided by third-party providers and vary by state. In addition, Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. At the end of fiscal 2007 and 2006, Executive members represented 23% and 20%, respectively, of our primary membership base and the percentage of our net sales attributable to these members continues to increase.

Labor

Our employee count approximated:

	September 2, 2007	September 3, 2006
Full-time employees	70,000	66,000
Part-time employees	57,000	53,000

Total employees	127,000	119,000

These numbers exclude approximately 9,000 and 8,000 individuals who were employed by Costco Mexico (a 50%-owned joint venture) as of September 2, 2007 and September 3, 2006, respectively, which is not consolidated in our financial statements, but is accounted for using the equity method. Approximately 13,900 hourly employees in certain of our locations in California, Maryland, New Jersey, New York and one warehouse in Virginia are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. Over 1,200 warehouse club locations exist across the U.S. and Canada, including our 454 North American warehouses, and every major metropolitan area has one, if not several, club operations. In addition to other membership warehouse operators such as Wal-Mart’s Sam’s Club and BJ’s Wholesale Club, we compete with a wide range of national and regional retailers and wholesalers, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations, as well as electronic commerce businesses. Wal-Mart, Target and Kohl’s are significant general merchandise retail competitors. We also compete with low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Trader Joe’s, Whole Foods, Best Buy and Barnes & Noble.

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

Certain states, counties and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. We believe that, if enacted, such laws and regulations could have a material adverse affect on our operations.

Available Information

We maintain an internet website at www.costco.com. We make available through the Investor Relations section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such material with, or furnishing such documents to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A—Risk Factors

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements.

Item 1A—Risk Factors (Continued)

The risks described below could materially and adversely affect our business, financial condition or results of operations. They could cause our actual results to differ materially from our historical experience and from results predicted by our forward-looking statements. Those statements may relate to such matters as sales growth, increases in comparable store sales, impact of cannibalization, price changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction and the demand for our products and services. You should read these risk factors in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and our consolidated financial statements and related notes in Item 8 of this Report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

We face strong competition from other retailers and wholesale club operators, which could negatively affect our financial performance.

The retail business is highly competitive. We compete for members, employees, warehouse sites, products and services and in other important respects with many other local, regional and national retailers, both in the United States and in foreign countries. We compete with other wholesale club operators, discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as electronic commerce retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter stores, wholesale clubs, internet-based retailers and catalog businesses. Such retailers and wholesale club operators compete in a variety of ways, including merchandise selection and availability, services offered to members, location, store hours and price. Our ability to respond effectively to competitive pressures and changes in the retail markets could negatively affect our financial performance. Some competitors may have greater financial resources, better access to merchandise, and greater market penetration than we do.

General economic factors, domestically and internationally, may adversely affect our financial performance.

Higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, fluctuations of certain commodity prices, consumer debt levels, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. These factors can also increase our cost of sales and/or operating, selling, general and administrative expenses, and otherwise adversely affect our operations and results. General economic conditions can also be affected by the outbreak of war, acts of terrorism or other significant national or international events.

Our growth strategy includes expanding our business, both in existing markets and by opening warehouses in new markets.

Our future growth is dependent, in part, on our ability to build or lease new warehouses. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction of our warehouses, as well as local community actions opposed to the location of our warehouses at specific sites and the adoption of certain local laws restricting our operations and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouses. We also may have difficulty negotiating leases or

Item 1A—Risk Factors (Continued)

real estate purchase agreements on acceptable terms. Failure to manage these and other similar factors effectively will affect our ability to build or lease new warehouses, which may have a material adverse affect on our future profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our warehouses typically draw members from their local areas, a new warehouse may draw members away from our nearby existing warehouses and may cause comparable warehouse sales performance and member traffic at those existing warehouses to slow or decline.

We also intend to open warehouses in new markets. The risks associated with entering a new market include difficulties in attracting members due to a lack of familiarity with us, our lack of familiarity with local member preferences and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. While we have a track record of profitable growth, in new markets we cannot ensure that our new warehouses will be profitably deployed; as a result, our future profitability may be delayed or otherwise materially adversely affected.

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

Our financial performance is highly dependent on our United States and Canada operations, which comprised 94% of consolidated net sales in both fiscal 2007 and 2006, and 93% and 94% of operating income in fiscal 2007 and 2006, respectively. Furthermore, we are highly dependent on our California operations, which comprised 28% and 31% of consolidated net sales in fiscal 2007 and 2006, respectively. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our United States and Canada operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor and healthcare costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets; and failing consistently to provide high quality products and innovative new products to retain our existing member base and attract new members.

We depend on vendors to supply us with quality merchandise at the right time and at the right price.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Sales demands may lead to insufficient in-stock positions of our merchandise.

Item 1A—Risk Factors (Continued)

We purchase our merchandise from numerous domestic and foreign manufacturers and importers. We have thousands of vendor relationships. Our inability to acquire suitable merchandise on acceptable terms or the loss of key vendors could negatively affect us. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.

Our vendors are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions, that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our vendors might not adhere to our quality control or legal or regulatory standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell to our members. This failure could lead to litigation and recalls, which could damage our reputation and our private label brand, increase our costs, and otherwise hurt our business.

In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.

It is difficult to consistently and successfully predict the products and services our members will demand. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, sales returns reserve, impairment of long-lived assets and warehouse closing costs, inventories, self insurance, stock-based compensation, income taxes, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our financial performance.

Our international operations could form a larger portion of our business in future years. Future operating results internationally could be negatively affected by a variety of factors, many beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate,

Item 1A—Risk Factors (Continued)

now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws and regulations of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the United States.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

We have made and will continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits or the technology might fail.

Market expectations for our financial performance is high.

We believe that the price of our stock reflects high market expectations for our future operating results. Any failure to meet these expectations for our comparable warehouse sales growth rates, earnings and earnings per share or new warehouse openings could cause the market price of our stock to drop.

Cost related to natural disasters could unfavorably affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes or earthquakes (particularly in California) could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delays in the delivery of goods to our depots or warehouses within a country in which we operate and the temporary reduction in the availability of products in our warehouses.

We are subject to a wide variety of federal, state, regional, local and international laws and regulations relating to the use, storage, discharge, and disposal of hazardous materials and hazardous and non-hazardous wastes, and other environmental matters.

Any failure to comply with these laws could result in costs to satisfy environmental compliance, remediation requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our operations.

We are involved in a number of legal proceedings, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may unfavorably affect our operations or increase our costs.

We are involved in a number of legal proceedings, including grand jury investigations, consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings and other contingencies could require us to take or refrain from taking actions which could unfavorably affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties.

Item 1A—Risk Factors (Continued)

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

Our success depends upon our ability to attract, train and retain highly qualified employees.

To be successful, we must attract, train and retain a large and growing number of highly qualified associates, while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. We also depend on our executives and other key employees for our success. There is no assurance that we will be able to attract or retain highly qualified employees in the future.

If we do not maintain the security of member-related information, we could damage our reputation with members, incur substantial additional costs and become subject to litigation.

As do most retailers and wholesale club operators, we receive certain personal information about our members. In addition, our online operations at www.costco.com and www.costco.ca depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of some of our suppliers, or other business partners that results in our member’s personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

Privacy and Information Security

The use of individually identifiable data by our business and our business associates is regulated at the international, federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we or our business associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At September 2, 2007, Costco operated 488 membership warehouses:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States	301	82	383
Canada	62	9	71
United Kingdom	18	1	19
Japan	1	5	6
Korea	2	3	5
Taiwan	0	4	4

Total	384	104	488

(1)	61 of the 104 leases are land-leases only, where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2007:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2003 and prior	309	61	27	397	397
2004	18	2	0	20	417
2005	11	2	3	16	433
2006	20	3	2	25	458
2007	25	3	2	30	488
2008 (expected through 12/31/07)	6	4	1	11	499

Total	389	75	35	499

Warehouses operated by our Mexico joint venture are not included in the above schedules. At September 2, 2007, our 50% owned joint venture in Mexico operated 30 warehouses.

At the end of fiscal 2007, our warehouses contained approximately 68.6 million square feet of operating floor space: 54.4 million in the United States, 9.6 million in Canada and 4.6 million in other international locations, excluding Mexico.

Our executive offices are located in Issaquah, Washington and occupy approximately 395,000 square feet. We operated eight regional offices in the United States, two regional offices in Canada and four regional offices internationally at the end of fiscal 2007, containing approximately 309,000 square feet. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. At the end of fiscal 2007, we operated eleven depots in the United States, three in Canada and two internationally, excluding Mexico, consisting of approximately 6.5 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Submission of Matters to a Vote of Security Holders

Our annual meeting is scheduled for 4:00 p.m. on January 29, 2008, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to stockholders prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information on our common stock repurchase program activity for the fourth quarter of fiscal 2007 (amounts in thousands, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(2)
May 14–June 10, 2007	2,722	$55.72	2,722	$953,637
June 11–July 8, 2007	1,655	56.70	1,655	859,839
July 9–August 5, 2007	1,581	60.49	1,581	764,219
August 6–September 2, 2007	1,956	60.25	1,956	646,364	(3)

Total Fourth Quarter	7,914	$58.00	7,914

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter of fiscal 2007.

(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by a Board authorization to repurchase shares of common stock of $2 billion authorized in July 2006 and expiring in July 2009.

(3)	Subsequent to the end of fiscal 2007, our Board of Directors authorized an additional $300 million share repurchase program, expiring in August 2010.

Market Information and Dividend Policy

Our common stock is traded on the National Market tier of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “COST.” On October 5, 2007 we had 8,257 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
Fiscal 2007:
Fourth Quarter	$64.95	$54.21	$0.145
Third Quarter	58.28	52.53	0.145
Second Quarter	57.90	52.20	0.130
First Quarter	53.90	47.19	0.130
Fiscal 2006:
Fourth Quarter	57.58	46.79	0.130
Third Quarter	56.70	50.11	0.130
Second Quarter	51.00	48.29	0.115
First Quarter	50.14	41.36	0.115

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Equity Compensation Plans

Information related to our equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

Item 6—Selected Financial Data

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and our consolidated financial statements included in Item 8.

SELECTED FINANCIAL DATA

(dollars in thousands, except per share and warehouse data)

As of and for the fiscal year ended(1)	Sept. 2, 2007 (52 weeks)	Sept. 3, 2006 (53 weeks)	Aug. 28, 2005 (52 weeks)	Aug. 29, 2004 (52 weeks)	Aug. 31, 2003 (52 weeks)
RESULTS OF OPERATION
Net sales	$63,087,601	$58,963,180	$51,879,070	$47,148,627	$41,694,561
Merchandise costs	56,449,702	52,745,497	46,346,961	42,092,016	37,235,383

Gross Margin	6,637,899	6,217,683	5,532,109	5,056,611	4,459,178
Membership fees	1,312,554	1,188,047	1,073,156	961,280	852,853
Operating income	1,608,586	1,625,632	1,474,303	1,385,648	1,156,628
Net income	1,082,772	1,103,215	1,063,092	882,393	721,000
Net income per diluted share	2.37	2.30	2.18	1.85	1.53
Dividends per share	$0.55	$0.49	$0.43	$0.20	$—
Increase in comparable warehouse sales(2)
United States	5%	7%	6%	9%	4%
International	9%	11%	11%	14%	10%

Total	6%	8%	7%	10%	5%

BALANCE SHEET DATA
Net property and equipment	$9,519,780	$8,564,295	$7,790,192	$7,219,829	$6,960,008
Total assets	19,606,586	17,495,070	16,665,205	15,092,548	13,191,688
Short-term borrowings	53,832	41,385	54,356	21,595	47,421
Current portion of long-term debt	59,905	308,523	3,225	305,594	7,051
Long-term debt, excluding current portion	2,107,978	215,369	710,675	993,746	1,289,649
Stockholders’ equity	$8,623,341	$9,143,439	$8,881,109	$7,624,810	$6,554,980

WAREHOUSE INFORMATION
Warehouses in Operation(3)
Beginning of year	458	433	417	397	374
Opened(4)	30	28	21	20	29
Closed(4)	—	(3)	(5)	—	(6)

End of Year	488	458	433	417	397

(1)	Certain reclassifications have been made to prior fiscal years to conform to the presentation adopted in the current fiscal year.

(2)	Includes net sales at warehouses open greater than one year, including relocated locations.

(3)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

(4)	Includes relocations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our fiscal year ends on the Sunday closest to the end of August. Fiscal years 2007 and 2005 included 52 weeks. Fiscal year 2006 included 53 weeks, with the extra week included in the fiscal fourth quarter.

Key items for fiscal year 2007 included:

•

Net sales in fiscal 2007 (52 weeks) increased 7.0% over fiscal 2006 (53 weeks), driven by an increase in comparable sales (sales in warehouses open for at least one year) of 6% and the opening of 30 new warehouses;

•	Membership fees for fiscal 2007 increased 10.5%, to $1.31 billion, primarily due to the $5 increase in our annual membership fee in 2006 for our non-Executive members;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 3 basis points over the prior year;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 22 basis points over the prior year;

•	Net income for fiscal 2007 was $1.08 billion, or $2.37 per diluted share, compared to $1.10 billion, or $2.30 per diluted share, in fiscal 2006;

•	On February 20, 2007, we issued $900 million of 5.3% Senior Notes due March 15, 2012 and $1.1 billion of 5.5% Senior Notes due March 15, 2017;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.13 to $0.145 per share in April 2007; and

•	We repurchased 36.4 million shares of our common stock, expending approximately $1.98 billion at an average cost of $54.39 per share.

Results of Operations (dollars in thousands, except per share and warehouse number data)

The following unusual items impacted fiscal 2007 results:

•

Sales returns reserve: In connection with changes to our consumer electronics returns policy, we completed a review of historical data of trends in sales returns, which indicated a longer timeframe over which returns are received than was previously estimated. We revised our estimate of our sales returns reserve to include the longer timeframe, as well as a lower realization rate on certain returned items. The effect of the revisions to our estimated reserve resulted in a decrease in net sales of $452.6 million and a charge to gross margin of approximately $94.3 million.

•

Employee tax consequences on stock options: In connection with the review of stock option grants and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 employees who are United States taxpayers from certain adverse tax consequences arising from that review. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, making payments to employees in an amount approximately equal to the increase in the exercise price. While we are still examining the availability of similar alternatives for employees outside the United States, we recorded a charge in fiscal 2007 for the estimated amount to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. In aggregate, these charges totaled $47.3 million.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•

Excise tax refund: We received a $10.1 million refund, related to fiscal 2002 through fiscal 2006, as a result of a settlement with the U.S. Internal Revenue Service relating to excise taxes previously paid.

•

Deferred membership: In the fourth quarter of fiscal 2007, we performed a detailed analysis of the timing of recognition of membership fees based on each member’s specific renewal date (daily convention) as this methodology represented an improvement over our historical method (based on the period in which the fee was collected). This review resulted in a $56.2 million reduction to membership fee revenue and a corresponding increase to deferred membership fees on our consolidated balance sheet. This adjustment includes both a change in method of applying an accounting principle to a preferable method and a correction for cumulative timing errors. Prospectively, we will account for membership fee revenue on a deferred basis over the specific membership term using the daily convention.

We believe it is helpful to disclose the effects of these items for purposes of providing a meaningful comparison of our current fiscal year results to prior fiscal years, as well as provide a more representative expectation of future operating results. The impact of each of these items noted above is presented below:

	Fiscal 2007 (amounts in thousands)
	Sales return reserve	Employee tax consequences on stock options	Deferred Membership	Excise tax refund	Total
Net sales	$(452,553)	$—	$—	—	$(452,553)
Membership fees	—	—	(56,183)	—	(56,183)

Total revenue	(452,553)	—	(56,183)	—	(508,736)
Merchandise costs	358,290	(157)	—	8,661	366,794

Gross margin(1)	(94,263)	(157)	—	8,661	(85,759)
SG&A	—	(47,115)	—	300	(46,815)

Operating income	(94,263)	(47,272)	(56,183)	8,961	(188,757)
Interest expense	—	(50)	—	—	(50)
Interest income and other	(1,000)	—	—	1,090	90

Income before income taxes	(95,263)	(47,322)	(56,183)	10,051	(188,717)
Provision for income taxes	34,942	17,358	20,608	(3,687)	69,221

Net Income	$(60,321)	(29,964)	$(35,575)	6,364	$(119,496)

(1)	Net sales less merchandise costs.

Net Sales

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales	$63,087,601	$58,963,180	$51,879,070
Effect of change in estimated sales returns reserve	452,553	—	—

Net sales, as adjusted	$63,540,154	$58,963,180	$51,879,070
Net sales increase	7.0%	13.7%	10.0%
Net sales increase, as adjusted	7.8%	13.7%	10.0%
Increase in comparable warehouse sales	6%	8%	7%
Warehouse openings, net of relocations	30	25	16

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2007 vs. 2006

Net sales increased $4.13 billion, or 7.0% to $63.09 billion in fiscal 2007 (a 52-week fiscal year) from $58.96 billion in fiscal 2006 (a 53-week fiscal year). The $4.13 billion increase in net sales is comprised of $2.10 billion from the increase in comparable warehouse sales and $2.03 billion from sales at new warehouses opened during fiscal 2007 and 2006, partially offset by the change in the reserve for estimated sales returns.

Changes in prices of merchandise did not materially affect the sales increase. Gasoline sales contributed to the $4.13 billion net sales growth by approximately $356.1 million, with approximately $17.8 million of this increase related to the increase in gasoline sales prices.

Most of the comparable sales growth derived from increased amounts spent by members visiting our warehouses, while increases in frequency of shopping contributed slightly. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations). Gasoline sales did not have a material impact on comparable warehouse sales growth. Changes in foreign currencies positively impacted comparable sales by approximately $418.4 million, or 72 basis points.

In our fourth fiscal quarter, the decrease in our estimated sales returns reserve resulted in an increase to net sales of $57.9 million as compared to the fourth quarter of fiscal 2006 where our reserve was increased, resulting in a decrease to net sales of $33.1 million. This improvement is primarily a result of the changes to our consumer electronics returns policy implemented in the spring of 2007.

2006 vs. 2005

Net sales increased 13.7% to $58.96 billion in fiscal 2006, from $51.88 billion in fiscal 2005. The increase in net sales was primarily due to: 8% from comparable warehouse sales growth; 3.7% increase primarily from warehouse sales excluded from the comparable warehouse sales calculation; and 2% from an additional week in fiscal 2006 as compared to the prior year. Gasoline sales positively impacted comparable warehouse sales growth by approximately 150 basis points. Changes in foreign currencies positively impacted comparable sales by approximately 90 basis points.

Most of the comparable sales growth was derived from increased amounts spent by members visiting our warehouses, while increases in frequency of shopping contributed slightly. Comparable sales growth was slightly offset by cannibalization (established warehouses losing sales to our newly opened locations).

Changes in prices of merchandise, with the exception of gasoline, did not materially affect the sales increase. Gasoline sales contributed to the 13.7% net sales growth by approximately 235 basis points in fiscal 2006, with approximately 70% of this increase related to the increase in gasoline sales prices.

Membership Fees

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Membership fees	$1,312,554	$1,188,047	$1,073,156
Adjustment to deferred membership balance	56,183	—	—

Membership fees, as adjusted	$1,368,737	$1,188,047	$1,073,156
Membership fees increase	10.5%	10.7%	11.6%
Membership fees increase, as adjusted	15.2%	10.7%	11.6%
Membership fees as a percent of net sales	2.08%	2.02%	2.07%
Adjusted membership fees, as a percent of adjusted net sales	2.16%	2.02%	2.07%

Total cardholders	50,400	47,700	45,300

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2007 vs. 2006

Membership fees increased 10.5% to $1.31 billion, or 2.08% of net sales, in fiscal 2007 from $1.19 billion, or 2.02% of net sales, in fiscal 2006. Excluding the adjustment to deferred membership fees in the fourth quarter of fiscal 2007 discussed above, adjusted membership fees increased 15.2% from fiscal 2006. This increase was primarily due to: a five dollar increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members; increased penetration of the higher-fee Executive Membership program; and additional membership sign-ups at the 30 new warehouses opened in fiscal 2007.

2006 vs. 2005

Membership fees increased 10.7% to $1.19 billion, or 2.02% of net sales, in fiscal 2006 from $1.07 billion, or 2.07% of net sales, in fiscal 2005. This increase was primarily due to increased penetration of the Executive Membership program and additional membership sign-ups at the 25 new warehouses opened in fiscal 2006.

Gross Margin

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Gross margin	$6,637,899	$6,217,683	$5,532,109
Unusual items	85,759	—	—

Gross margin, as adjusted	$6,723,658	$6,217,683	$5,532,109
Gross margin increase	6.8%	12.4%	9.4%
Gross margin increase, as adjusted	8.1%	12.4%	9.4%
Gross margin as a percent of net sales	10.52%	10.55%	10.66%
Adjusted gross margin as a percent of adjusted net sales	10.58%	10.55%	10.66%

2007 vs. 2006

Gross margin was $6.64 billion in fiscal 2007 or 10.52% of net sales, compared to $6.22 billion or 10.55% of net sales in fiscal 2006. Excluding the unusual items affecting net sales and gross margin in fiscal 2007, adjusted gross margin as a percentage of adjusted net sales was 10.58%, or an increase of 3 basis points as compared to fiscal 2006. This increase was primarily due to a 24 basis point increase in certain merchandise departments, largely food and sundries, as well as smaller increases in certain warehouse ancillary businesses, costco.com and our international operations, offset by a decrease in our hardlines and softlines categories of approximately 15 basis points. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by six basis points.

In our fourth fiscal quarter, the decrease in our reserve for estimated sales returns resulted in an improvement of gross margin of approximately 2 basis points. This improvement is primarily a result of the changes to our consumer electronics returns policy implemented in the spring of 2007.

2006 vs. 2005

Gross margin was $6.22 billion in fiscal 2006 or 10.55% of net sales, compared to $5.53 billion or 10.66% of net sales in fiscal 2005. This eleven basis point decrease reflected increased penetration of

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Executive Membership two-percent reward program and increased spending by executive members, which decreased gross margin by ten basis points. Additionally, a decrease of four basis points in gross margin in our merchandise departments and warehouse ancillary businesses was primarily due to changes in the sales mix, with higher sales penetration of lower margin departments and slightly lower overall gross margins in our hardlines and softlines categories. These decreases were partially offset by a three basis point improvement related to valuing inventories following the last-in-first-out (LIFO) method.

Selling, General and Administrative Expenses

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Selling, general and administrative expense (SG&A)	$6,273,096	$5,732,141	$5,061,339
Unusual items	(46,815)	—	—

SG&A, as adjusted	$6,226,281	$5,732,141	$5,061,339

SG&A a percent of net sales	9.94%	9.72%	9.76%
Adjusted SG&A as percent of adjusted net sales	9.80%	9.72%	9.76%

2007 vs. 2006

SG&A expenses were $6.27 billion, or 9.94% of net sales in fiscal 2007, compared to $5.73 billion, or 9.72% of net sales in fiscal 2006. Excluding the unusual items affecting net sales and SG&A expenses in fiscal 2007, adjusted SG&A as a percentage of adjusted net sales was 9.80%, an increase of eight basis points. Of this increase, 3 basis points were primarily due to an increase in stock-based compensation, and a net 5 basis points were due to an increase in warehouse payroll and benefits costs. The payroll increase was largely attributed to hourly rate increases that went into effect in March 2007 and a lower overall comparable warehouse sales increase.

2006 vs. 2005

SG&A expenses were $5.73 billion, or 9.72% of net sales in fiscal 2006, compared to $5.06 billion, or 9.76% of net sales in fiscal 2005. Improved warehouse and central operating costs positively impacted SG&A by approximately nine basis points, primarily due to increased expense leverage of warehouse payroll, which was positively impacted by strong comparable warehouse sales and a lower rate of increase in workers’ compensation costs. This improvement was partially offset by an increase in stock-based compensation cost of approximately five basis points in fiscal 2006.

Preopening Expenses

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Preopening expenses	$55,163	$42,504	$53,230
Warehouse openings	30	28	21
Relocations	—	(3)	(5)

Warehouse openings, net of relocations	30	25	16

Preopening expenses include costs incurred for startup operations related to new warehouses, warehouse remodel projects and the expansion of ancillary operations at existing warehouses. Preopening

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expenses per warehouse opening can vary due to the timing of the opening relative to our fiscal year end, whether the warehouse is owned or leased, whether the opening is in an existing, new or international market and the number and magnitude of warehouse remodel projects.

2007 vs. 2006

Preopening expenses totaled $55.2 million in fiscal 2007 compared to $42.5 million in fiscal 2006. This increase is primarily due to increased warehouse remodel activity and international openings.

2006 vs. 2005

Preopening expenses totaled $42.5 million in fiscal 2006 compared to $53.2 million in fiscal 2005. During fiscal 2005, we adjusted our method of accounting for leases (entered into over the previous twenty years), primarily related to ground leases at certain owned warehouse locations that did not require rental payments during the period of construction. We recorded a cumulative pre-tax, non-cash charge of $16.0 million to preopening expenses in the second quarter of fiscal 2005. Excluding this charge, preopening expenses increased year over year, due to the increase in warehouse openings.

Provision for Impaired Assets and Closing Costs, net

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Provision for impaired assets and closing costs, net:
Warehouse closing expenses	$15,887	$3,762	$11,619
Impairment of long-lived assets	—	—	3,893
Net (gains) losses on the sale of real property	(2,279)	1,691	881

Total	$13,608	$5,453	$16,393

The provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and losses or gains resulting from the sale of real property.

2007 vs. 2006

The net provision for impaired assets and closing costs was $13.6 million in fiscal 2007, compared to $5.5 million in fiscal 2006. In fiscal 2007, approximately $13.0 million of this provision related to the acceleration of depreciation on ten buildings expected to be relocated in fiscal 2008.

2006 vs. 2005

The net provision for impaired assets and closing costs was $5.5 million in fiscal 2006, compared to $16.4 million in fiscal 2005. The provision for fiscal 2006 included charges of $3.8 million for warehouse closing expenses and $1.7 million for net losses on the sale of real property. The provision for fiscal 2005 included charges of $11.6 million for warehouse closing expenses, primarily related to lease obligations and accelerated building depreciation, $3.9 million for impairment of long-lived assets, and $0.9 million for net losses on the sale of real property.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The reserve for warehouse closing costs, classified within other current liabilities, at the end of fiscal 2007 and 2006 included:

	September 2, 2007	September 3, 2006
Reserve for warehouse closing costs:
Future lease obligations	$6,086	$5,950
Other	737	1,091

Total	$6,823	$7,041

Interest Expense

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Interest expense	$64,079	$12,570	$34,437

2007 vs. 2006

Interest expense totaled $64.1 million in fiscal 2007, compared to $12.6 million in fiscal 2006. On February 20, 2007, we issued $900 million of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2.5 million and $1.1 billion of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $5.9 million, (together the 2007 Senior Notes). The increase in interest expense for fiscal 2007 resulted primarily from the additional interest incurred related to the 2007 Senior Notes, offset by lower interest expense resulting from the repayment of the $300 million 5.5% Senior Notes (2002 Senior Notes) in March 2007. In addition, interest expense decreased on the 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) as note holders converted approximately $61.2 million in principal amount of the Zero Coupon Notes into common stock, or $42.3 million after factoring in the related debt discount.

2006 vs. 2005

Interest expense totaled $12.6 million in fiscal 2006, compared to $34.4 million in fiscal 2005. Interest expense in fiscal 2006 primarily included interest on the 2002 Senior Notes, the Zero Coupon Notes, and balances outstanding under our bank credit facilities and promissory notes. In fiscal 2005, interest expense also included interest on the 7 1/8% Senior Notes. The decrease in interest expense in fiscal 2006 resulted primarily from the repayment of the 7 1/8% Senior Notes in June 2005. In addition, interest expense decreased on the Zero Coupon Notes as note holders converted into common stock approximately $286.5 million in principal amount of the Zero Coupon Notes, or $188.9 million after factoring in the related debt discount. The amount of interest capitalized increased in fiscal 2006 due to increased warehouse openings, contributing to the decrease in interest expense, as both interest rates and the dollar amount of projects under construction increased. The overall decrease in interest expense in fiscal 2006 was partially offset by the increase in interest rates on the 2002 Senior Notes, which were swapped into variable rate debt in March 2002.

Interest Income and Other

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Interest income	$128,413	$113,712	$81,915
Earnings of affiliates	35,622	28,180	26,459
Minority interest and other	1,449	(3,537)	722

Interest Income and other	$165,484	$138,355	$109,096

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2007 vs. 2006

Interest income and other totaled $165.5 million in fiscal 2007, compared to $138.4 million in fiscal 2006. This increase is largely due to the increase in our cash and cash equivalents and short-term investments resulting from increased earnings from operations and the proceeds of the issuance of the 2007 Senior Notes, as well as an increase in the earnings of affiliates, primarily our investment in Costco Mexico (a 50%-owned joint venture).

2006 vs. 2005

Interest income and other totaled $138.4 million in fiscal 2006, compared to $109.1 million in fiscal 2005. This increase primarily reflects increased interest income resulting from higher interest rates earned, as well as an extra week in fiscal 2006 as compared to fiscal 2005.

Provision for Income Taxes

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Income tax expense	$627,219	$648,202	$485,870
Effective tax rate	36.68%	37.01%	31.37%

The effective income tax rate on earnings in fiscal 2007, 2006 and 2005 was 36.68%, 37.01% and 31.37%, respectively. The lower rate in fiscal 2005 was primarily attributable to a non-recurring $54.2 million income tax benefit, primarily from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and a net tax benefit on excess foreign tax credits on unremitted foreign earnings subject to repatriation of $20.6 million. Excluding these benefits the effective income tax rate on earnings in fiscal 2005 would have been 36.20%.

Net Income

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net income	$1,082,772	$1,103,215	$1,063,092
Unusual items (net of tax)	119,496	—	—

Net income, as adjusted	$1,202,268	$1,103,215	$1,063,092
Diluted earnings per share	$2.37	$2.30	$2.18
Shares used to calculate diluted net income per common share	457,641	480,341	492,035
Diluted earnings per share increase	3%	6%	18%

2007 vs. 2006

Net income for fiscal 2007 was $1.08 billion, or $2.37 per diluted share, compared to $1.10 billion, or $2.30 per diluted share, during fiscal 2006. During fiscal 2007, we repurchased 36.4 million shares of common stock, favorably impacting earnings per diluted share by approximately $0.03. The unusual items previously discussed totaled $119.5 million, net of tax, or $0.26 per diluted share in fiscal 2007. Exclusive of these items, earnings for fiscal 2007 were $2.63 per diluted share, a 14% increase over the prior year.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2006 vs. 2005

Net income for fiscal 2006 increased 3.8%, to $1.10 billion or $2.30 per diluted share, from $1.06 billion or $2.18 per diluted share, during fiscal 2005. During fiscal 2006, we repurchased 28.4 million shares of common stock, favorably impacting earnings per diluted share by approximately $0.02. The fiscal 2005 results included several non-recurring items that in the aggregate positively impacted reported earnings for all of fiscal 2005 by approximately $0.14 per share: a $54.2 million (approximately $0.11 per diluted share) income tax benefit resulting primarily from the settlement of a transfer pricing dispute between the United States and Canada; a cumulative pre-tax, non-cash charge to preopening expenses of $16.0 million (approximately $0.02 per diluted share) related to a correction to our method of accounting for ground leases; and a net tax benefit with respect to excess foreign tax credits on unremitted foreign earnings recorded in the fourth quarter of $20.6 million (approximately $0.04 per diluted share). Exclusive of these items, fiscal 2005 earnings were $2.04 per diluted share. Fiscal 2006’s earnings per diluted share represents an increase of 13% over that figure.

Liquidity and Capital Resources

The following table itemizes our most liquid assets (dollars in thousands):

	September 2, 2007	September 3, 2006
Cash and cash equivalents	$2,779,733	$1,510,939
Short-term investments	575,787	1,322,181

Total	$3,355,520	$2,833,120

Our primary sources of liquidity are cash flows generated from warehouse operations and our existing cash and cash equivalents and short-term investments balances, which were $3.36 billion and $2.83 billion at September 2, 2007 and September 3, 2006, respectively. Of these balances, approximately $655.2 million and $593.6 million at September 2, 2007 and September 3, 2006, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the year-end close. The increase in our most liquid assets of $522.4 million to $3.36 billion at September 2, 2007 was due primarily to the issuance of the 2007 Senior Notes and the cash provided by our operating activities, offset by expenditures for the repurchase of our common stock and the acquisition of property and equipment related to warehouse expansion.

Net cash provided by operating activities totaled $2.08 billion in fiscal 2007 compared to $1.83 billion in fiscal 2006, an increase of $245.2 million. This increase was primarily attributable to an increase in cash flow due to a decrease in our investment in net merchandise inventories (merchandise inventory less accounts payable) of $378.8 million, offset by a decrease in cash flow from operating assets and liabilities of $130.4 million.

Net cash used in investing activities totaled $655.3 million in fiscal 2007 compared to $1.16 billion in fiscal 2006, respectively, a decrease of approximately $502.2 million. The decrease in cash used in investing activities relates primarily to an increase of $169.2 million in additions to property and equipment related to warehouse expansion and remodel projects, offset by an increase in cash provided by the net reductions in short-term investments of $663.8 million.

Net cash used in financing activities totaled $164.6 million in fiscal 2007 compared to $1.23 billion in fiscal 2006. The $1.1 billion decrease in net cash used in financing activities was primarily due to the issuance of the 2007 Senior Notes in February 2007, which provided approximately $1.99 billion in

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

proceeds. This was partially offset by the repurchase of common stock in fiscal 2007, which used $1.98 billion of cash, compared to $1.44 billion in fiscal 2006, an increase of approximately $534.8 million and the repayment of long-term debt of $307.9 million related primarily to the 2002 Senior Notes retired in March 2007.

Dividends

In April 2007, our Board of Directors increased our quarterly cash dividend from $0.13 to $0.145 per share or $0.58 on an annualized basis. Our quarterly cash dividends paid in fiscal 2007 totaled $0.55 per share. In fiscal 2006, we paid quarterly cash dividends totaling $0.49 per share.

Contractual Obligations

Our commitments at fiscal year end to make future payments under contractual obligations were as follows, as of September 2, 2007 (amounts in thousands):

	Payments Due by Fiscal Year
	2008	2009 to 2010	2011 to 2012	2013 and thereafter	Total
Contractual obligations
Purchase obligations (merchandise)(1)	$3,626,627	$1,357	$—	$—	$3,627,984
Long-term debt(2)	173,160	277,652	1,116,400	1,470,117	3,037,329
Operating leases(3)	137,225	242,461	209,723	1,305,035	1,894,444
Purchase obligations (equipment, services and other)(4)	350,108	40,517	1,089	—	391,714
Construction Commitments	329,941	—	—	—	329,941
Capital lease obligations and other(2)	3,990	1,937	686	5,193	11,806
Other(5)	2,168	3,936	2,546	4,928	13,578

Total	$4,623,219	$567,860	$1,330,444	$2,785,273	$9,306,796

(1)	Includes open merchandise purchase orders.

(2)	Amounts include contractual interest payments.

(3)	Operating lease obligations exclude amounts commonly referred to as common area maintenance, taxes and insurance and have been reduced by $149,407 to reflect sub-lease income.

(4)	The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)	Consists of asset retirement and deferred compensation obligations.

Expansion Plans

Our primary requirement for capital is the domestic and international financing of land, building and equipment costs for new and remodeled warehouses, plus the costs of initial warehouse operations and working capital requirements.

While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is management’s current intention to spend approximately $1.6 billion to

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$1.8 billion during fiscal 2008 for real estate, construction, remodeling and equipment for warehouse clubs and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and the use of cash and cash equivalents and short-term investments.

Plans for the United States and Canada during fiscal 2008 are to open approximately 38 to 42 new warehouses, inclusive of 8 to 10 relocations to larger and better-located facilities. We expect to continue our review of expansion plans in our international operations, including the United Kingdom and Asia, along with other international markets.

Additional Equity Investments in Subsidiaries and Joint Ventures

In each of fiscal years 2006 and 2005, we contributed an additional $15 million to our investment in Costco Mexico (a 50%-owned joint venture), which did not impact our percentage ownership of this entity, as our joint venture partner contributed a like amount. There were no such contributions in 2007.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

A wholly-owned Canadian subsidiary has a $189.8 million commercial paper program ($180.9 million at September 3, 2006) supported by a $113.9 million bank credit facility that expires in March 2008 ($54.2 million at September 3, 2006) with a Canadian bank, which we guarantee. At September 2, 2007 and September 3, 2006, no amounts were outstanding under the Canadian commercial paper program or the bank credit facility. Applicable interest rates on the credit facility at September 2, 2007, and September 3, 2006 were 5.00% and 4.65%, respectively. At September 2, 2007, standby letters of credit totaling $24.1 million issued under the bank credit facility left $89.8 million available for commercial paper support. At September 3, 2006, standby letters of credit totaling $20.8 million issued under the bank credit facility left $33.4 million available for commercial paper support.

Our wholly-owned Japanese subsidiary has a short-term $38.7 million bank line of credit ($12.8 million at September 3, 2006) that expires in February 2008. At September 2, 2007 and September 3, 2006, $10.3 million and $2.5 million, respectively, were borrowed under the line of credit, and $8.6 million and $4.3 million, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006, were 1.09% and 0.94%, respectively. A second $30.1 million bank line of credit also expires in February 2008. At September 2, 2007 and September 3, 2006, $7.8 million and $0.9 million, respectively, were borrowed under the second facility. Applicable interest rates on the second credit facility at September 2, 2007 and September 3, 2006, were 1.10% and 0.95%, respectively.

Our Korean subsidiary has a short-term $12.8 million bank line of credit ($12.5 million at September 3, 2006) which expires in March 2008. At September 2, 2007 and September 3, 2006, no amounts were borrowed under the line of credit and $2.0 million in both years was used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006 were 6.09% and 5.48%, respectively.

Our Taiwan subsidiary has a $6.1 million bank revolving credit facility ($5.2 million at September 3, 2006) and a $3.0 million bank overdraft facility, both expiring in January 2008. At September 2, 2007 and September 3, 2006, no amounts were borrowed under the credit facility and $1.2 million and $1.9 million, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006, were 4.50% and 4.00%, respectively. A second $15.2 million bank revolving credit facility is in place, which expires in July 2008. At September 2, 2007 and September 3, 2006, no amounts were borrowed under the second credit facility

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and $4.2 million and $2.0 million, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006, were 4.44% and 4.00%, respectively. A third $9.1 million bank revolving credit facility is in place, which expires in March 2008. At September 2, 2007 no amounts were borrowed under the third credit facility and no amounts were used to support standby letters of credit. The applicable interest rate on the credit facility at September 2, 2007 was 4.57%.

Our wholly-owned United Kingdom subsidiary has a $80.6 million bank revolving credit facility ($113.9 million at September 3, 2006) expiring in February 2010, a $70.5 million bank overdraft facility ($66.5 million at September 3, 2006), renewable on a yearly basis in May 2008, and a $40.3 million uncommitted money market line entered into in February 2007 and renewable on a yearly basis beginning in May 2008. At September 2, 2007, $20.1 million was outstanding under the revolving credit facility with an applicable interest rate of 6.23%, $15.6 million was outstanding under the uncommitted line with an applicable interest rate of 6.47% and no amounts were outstanding under the bank overdraft facility with an applicable interest rate of 6.75%. At September 3, 2006, $38.0 million was outstanding under the revolving credit facility, with an applicable interest rate of 5.32%, and no amounts were outstanding under the bank overdraft facility.

Letters of Credit

We have letter of credit facilities (for commercial and standby letters of credit) totaling $475.0 million. The outstanding commitments under these facilities at September 2, 2007 and September 3, 2006 totaled $119.1 million and $84.9 million, respectively, including $71.7 million and $54.9 million, respectively, in standby letters of credit.

Financing Activities

On February 20, 2007, we issued $900 million of 5.3% Senior Notes due March 15, 2012 at a discount of $2.5 million and $1.1 billion of 5.5% Senior Notes due March 15, 2017 at a discount of $5.9 million (together, the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year, with the first payment due on September 15, 2007. The net proceeds were used, in part, to repay the 2002 Senior Notes in March 2007, and the balance has been and will be used for general corporate purposes, including repurchases of our common stock. The $8.4 million discount and $2.0 million issuance costs associated with the 2007 Senior Notes are being amortized to interest expense over the terms of those notes.

At our option, we may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, we will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In April 2003, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of $34.4 million, through a private placement. Interest is payable semi-annually and principal is due in April 2010. In November 2002, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $25.8 million, through a private placement. Interest is payable semi-annually and principal is due in November 2009. In July

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2001, our wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of $25.8 million, through a private placement. Interest is payable semi-annually and principal is due in July 2008. In October 2000, our wholly-owned Japanese subsidiary issued 2.070% promissory notes in the aggregate amount of $30.1 million, through a private placement. Interest is payable annually and principal is due in October 2007 and will be refinanced. As of September 2, 2007, the 1.187% and the 2.070% promissory notes are reported in the current portion of long-term debt on our consolidated balance sheets.

In August 1997, we completed the sale of $900.0 million principal amount at maturity Zero Coupon Notes due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to us of $449.6 million. The current Notes outstanding are convertible into a maximum of 1.5 million shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require us to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. We may redeem, at our option, the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time in or after August 2002. As of September 2, 2007, $832.4 million in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $61.2 million and $286.5 million in principal were converted in fiscal 2007 and 2006, respectively, or $42.3 million and $188.9 million in fiscal 2007 and 2006, respectively, after factoring in the related debt discount.

Derivatives

We have limited involvement with derivative financial instruments and use them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount, which approximates the fair value of foreign exchange contracts outstanding at September 2, 2007 and September 3, 2006, was $75.0 million and $63.5 million, respectively. The mark-to-market adjustment related to these contracts was $0.9 million and $1.1 million at September 2, 2007 and September 3, 2006, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Effective March 25, 2002, we entered into “fixed-to-floating” interest rate swaps to manage interest rate risk associated with our 2002 Senior Notes, which matured and were retired in March 2007. The swaps were designated and qualified as fair value hedges of the debt. As the terms of the swaps matched those of the underlying hedged debt, changes in the fair value of the swaps were offset by corresponding changes in the carrying amount of the hedged debt and resulted in no net earnings impact. At September 3, 2006, the aggregate value of the swaps was $1 million and was recorded in “deferred income taxes and other current assets” in our consolidated balance sheets. In March 2007, upon maturity of the debt and expiration of the swap agreements, the aggregate fair value of the swaps was zero.

We are exposed to market risk for changes in utility commodity pricing, which we partially mitigate through the use of firm-price contracts with counterparties for approximately 23% of our locations in the U.S. and Canada. The effects of these arrangements are not significant for any period presented.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

In January and July of 2006, our Board of Directors approved an additional $1.00 billion and $2.00 billion of stock repurchases, respectively, which expire in 2009, bringing total authorizations by our Board of Directors since inception of the program in fiscal 2001 to $4.50 billion. Subsequent to the end of fiscal 2007, our Board of Directors approved an additional $300.0 million of stock repurchases, which expires in 2010.

During fiscal 2007, we repurchased 36.4 million shares at an average price of $54.39 totaling approximately $1.98 billion. During fiscal 2006, we repurchased 28.4 million shares of common stock, at an average price of $51.44, totaling approximately $1.46 billion. The remaining amount available to be purchased under our approved plan was approximately $646.4 million at September 2, 2007. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We continue to review our accounting policies and evaluate our estimates, including those related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, warehouse closing costs, insurance/self-insurance liabilities and income taxes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable.

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

In connection with changes to our consumer electronics returns policy in the spring of 2007, we examined operational data regarding member return patterns that had not been previously analyzed. The data indicated a longer timeframe over which returns are received than previously used to estimate the sales return reserve. Accordingly, as previously disclosed, during fiscal 2007 we increased the reserve balance and recorded an adjustment to sales of $452.6 million and a pretax charge to income of $94.3 million for the related gross margin and disposition costs.

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

Membership fee revenue represents annual membership fees paid by substantially all of our members. We account for membership fee revenue on a deferred basis, whereby membership fee revenue is recognized ratably over one-year. In the fourth quarter of fiscal 2007, we performed a detailed analysis of the timing of recognition of membership fees based on each member’s specific renewal date as this methodology represented an improvement over our historical method, which was based on the period in which the fee was collected. This review resulted in a $56.2 million reduction to membership fee revenue and corresponding increase to deferred membership fees on our consolidated balance sheet. This adjustment includes both a change in method of applying an accounting principle to a preferable method and a correction for cumulative timing errors.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. We record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at fiscal year-end. At both September 2, 2007 and September 3, 2006 merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

We provide for estimated inventory losses between physical inventory counts as a percentage of net sales. The provision is adjusted periodically to reflect results of the actual physical inventory count, which generally occur in the second and fourth fiscal quarters of the fiscal year.

Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as we progress toward earning those rebates, provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic and rational approaches.

Impairment of Long-Lived Assets and Warehouse Closing costs

We periodically evaluate our long-lived assets for indicators of impairment, such as a decision to relocate or close a warehouse location. Our judgments are based on existing market and operational conditions. Future events could cause us to conclude that impairment factors exist, requiring a downward adjustment of these assets to their then-current fair market value.

We provide estimates for warehouse closing costs for both leased and owned locations to be closed or relocated. A considerable amount of judgment is involved in determining any impairment or our net

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

liability, particularly related to the estimated sales price of owned locations and the potential sublease income at leased locations. These estimates are based on real estate conditions in the markets and our experience in those markets. We make assumptions about the average period of time it would take to sublease the location and the amount of potential sublease income for each leased location. We reassess our liability each quarter and adjust our liability accordingly when our estimates change.

Insurance/Self Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience and evaluations of outside experts, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we determine that certain positions may be successfully challenged. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt these new requirements as of the beginning of fiscal 2008. The estimated cumulative impact of adopting FIN 48 in fiscal 2008 is not expected to be material to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than our first quarter of fiscal 2009.

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

We are in the process of evaluating the impact that adoption of SFAS 157 and SFAS 159 will have on our future consolidated financial statements.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

The nature and amount of our long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 2, 2007, our fixed-rate long-term debt included $67.6 million principal amount at maturity of 3.5% Zero Coupon Convertible Subordinated Notes carried at $47.8 million, $900.0 million of 5.3% Senior Notes carried at $897.8 million, $1.10 billion of 5.5% Senior Notes carried at $1.09 billion and additional notes and capital lease obligations totaling $127.9 million. Fluctuations in interest rates may affect the fair value of the fixed-rate debt.

We hold interest-bearing instruments that are classified as cash and cash equivalents and short-term investments. Our investment policy is to manage our cash and cash equivalents and short-term investment balances to preserve principal and liquidity, while seeking to enhance the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities through a combination of internal and third-party investment management. Short-term investments generally have a maturity of three months to five years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As the majority of these instruments are of a short-term nature, if interest rates were to increase or decrease, there is no material risk of a material valuation adjustment related to these instruments. For those instruments that are classified as available for sale, the unrealized gains or losses related to fluctuations in interest rates are reflected within stockholder’s equity in accumulated other comprehensive income or loss. Based on our cash and cash equivalents and short-term investment balances at September 2, 2007, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $15.2 million (pre-tax) to interest income on an annual basis.

Most transactions of our foreign subsidiaries are conducted in local currencies, limiting our exposure to changes in currency rates. We periodically enter into short-term forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The notional value of foreign exchange contracts outstanding at September 2, 2007 was $75.0 million.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Reports of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets, as of September 2, 2007 and September 3, 2006	41
Consolidated Statements of Income, for the 52 weeks ended September 2, 2007, the 53 weeks ended September 3, 2006 and the 52 weeks ended August 28, 2005	42
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 52 weeks ended September 2, 2007, the 53 weeks ended September 3, 2006 and the 52 weeks ended August 28, 2005	43
Consolidated Statements of Cash Flows, for the 52 weeks ended September 2, 2007, the 53 weeks ended September 3, 2006 and the 52 weeks ended August 28, 2005	44
Notes to Consolidated Financial Statements	45

Management’s Report on the Consolidated Financial Statements

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

The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

Item 9—Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

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

Item 9A—Controls and Procedures (Continued)

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 2, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 2, 2007.

KPMG LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 2, 2007, as stated in their audit report herein.

/S/ JAMES D. SINEGAL	/S/ RICHARD A. GALANTI
James D. Sinegal President Chief Executive Officer	Richard A. Galanti Executive Vice President Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to Costco’s proxy statement for its annual meeting of stockholders to be held on January 29, 2008 (“Proxy Statement”). The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Position With Company	Executive Officer Since	Age
James D. Sinegal	President and Chief Executive Officer. Mr. Sinegal is a co-founder of the Company and has been a director since its inception.	1983	71
Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of the Company and has been a director since its inception.	1983	65
Richard D. DiCerchio	Sr. Executive Vice President, Chief Operating Officer, Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses. Mr. DiCerchio has been a Senior Executive Vice President of the Company since 1997. During fiscal 2004 Mr. DiCerchio assumed the responsibilities of Global Operations and Manufacturing and Ancillary Businesses and relinquished the role over Merchandising, which he had held since August 1994.	1986	64
Richard A. Galanti	Executive Vice President and Chief Financial Officer.	1993	51
W. Craig Jelinek	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Jelinek has been Executive Vice President, Chief Operating Officer, Merchandising since February 2004. Prior to that date he was Executive Vice President, Chief Operating Officer—Northern Division.	1995	55
Paul G. Moulton	Executive Vice President, Real Estate Development.	2001	56
Joseph P. Portera	Executive Vice President, Chief Operating Officer— Eastern and Canadian Divisions.	1994	54
Douglas W. Schutt	Executive Vice President, Chief Operating Officer— Northern and Midwest Division. Mr. Schutt has been Executive Vice President, Chief Operating Officer— Northern and Midwest Division, since February 2004. He was Senior Vice President, Electronic Commerce, Business Delivery, Costco Home, Special Order Kiosk and Roadshows from 2001 to February 2004.	2004	48
Thomas K. Walker	Executive Vice President, Construction, Distribution and Traffic. Mr. Walker has been Executive Vice President, Construction, Distribution and Traffic since February 2004. He was Senior Vice President, Construction, Distribution and Traffic from August 1992 to February 2004.	2004	67
Dennis R. Zook	Executive Vice President, Chief Operating Officer— Southwest and Mexico Divisions.	1993	58

Item 10—Directors, Executive Officers and Corporate Governance (Continued)

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

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

October 25, 2007

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JAMES D. SINEGAL	October 25, 2007
James D. Sinegal President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 25, 2007
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	October 25, 2007
Richard D. DiCerchio Sr. Executive Vice President, Chief Operating Officer Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses and Director

By	/s/ RICHARD A. GALANTI	October 25, 2007
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 25, 2007
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	October 25, 2007
Dr. Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 25, 2007
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 25, 2007
Daniel J. Evans Director

By	/s/ WILLIAM H. GATES	October 25, 2007
William H. Gates Director

By	/s/ HAMILTON E. JAMES	October 25, 2007
Hamilton E. James Director

By	/s/ RICHARD M. LIBENSON	October 25, 2007
Richard M. Libenson Director

By	/s/ JOHN W. MEISENBACH	October 25, 2007
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	October 25, 2007
Charles T. Munger Director

By	/s/ JILL S. RUCKELSHAUS	October 25, 2007
Jill S. Ruckelshaus Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of September 2, 2007 and September 3, 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the 52-week period ended September 2, 2007, the 53-week period ended September 3, 2006, and the 52-week period ended August 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of September 2, 2007 and September 3, 2006, and the results of their operations and their cash flows for the 52-week period ended September 2, 2006, the 53-week period ended September 3, 2006, and the 52-week period ended August 28, 2005, in conformity with U.S. generally accepted accounting principles.

Effective August 29, 2005, the beginning of the Company’s fiscal year ended September 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 24, 2007 expressed an unqualified opinion on internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington

October 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s (the Company) internal control over financial reporting as of September 2, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 2, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 2, 2007 and September 3, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the 52-week period ended September 2, 2007, the 53–week period ended September 3, 2006, and the 52-week period ended August 28, 2005, and our report dated October 24, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

October 24, 2007

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	September 2, 2007	September 3, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,779,733	$1,510,939
Short-term investments	575,787	1,322,181
Receivables, net	762,017	565,373
Merchandise inventories	4,879,465	4,561,232
Deferred income taxes and other current assets	327,151	272,357

Total current assets	9,324,153	8,232,082

PROPERTY AND EQUIPMENT
Land	3,009,514	2,747,396
Buildings, leasehold and land improvements	7,035,672	6,241,357
Equipment and fixtures	2,747,243	2,405,229
Construction in progress	276,087	248,454

	13,068,516	11,642,436
Less accumulated depreciation and amortization	(3,548,736)	(3,078,141)

Net property and equipment	9,519,780	8,564,295

OTHER ASSETS	762,653	698,693

	$19,606,586	$17,495,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$53,832	$41,385
Accounts payable	5,124,990	4,581,395
Accrued salaries and benefits	1,226,666	1,080,382
Accrued sales and other taxes	267,920	324,274
Deferred membership fees	692,176	583,946
Current portion of long-term debt	59,905	308,523
Other current liabilities	1,156,264	899,286

Total current liabilities	8,581,753	7,819,191
LONG-TERM DEBT, excluding current portion	2,107,978	215,369
DEFERRED INCOME TAXES AND OTHER LIABILITIES	224,197	253,713

Total liabilities	10,913,928	8,288,273
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	69,317	63,358
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 437,013,000 and 462,279,000 shares issued and outstanding	2,185	2,312
Additional paid-in capital	3,118,224	2,822,652
Accumulated other comprehensive income	370,589	277,263
Retained earnings	5,132,343	6,041,212

Total stockholders’ equity	8,623,341	9,143,439

	$19,606,586	$17,495,070

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	52 weeks ended September 2, 2007	53 weeks ended September 3, 2006	52 weeks ended August 28, 2005
REVENUE
Net sales	$63,087,601	$58,963,180	$51,879,070
Membership fees	1,312,554	1,188,047	1,073,156

Total revenue	64,400,155	60,151,227	52,952,226
OPERATING EXPENSES
Merchandise costs	56,449,702	52,745,497	46,346,961
Selling, general and administrative	6,273,096	5,732,141	5,061,339
Preopening expenses	55,163	42,504	53,230
Provision for impaired assets and closing costs, net	13,608	5,453	16,393

Operating income	1,608,586	1,625,632	1,474,303
OTHER INCOME (EXPENSE)
Interest expense	(64,079)	(12,570)	(34,437)
Interest income and other	165,484	138,355	109,096

INCOME BEFORE INCOME TAXES	1,709,991	1,751,417	1,548,962
Provision for income taxes	627,219	648,202	485,870

NET INCOME	$1,082,772	$1,103,215	$1,063,092

NET INCOME PER COMMON SHARE:
Basic	$2.42	$2.35	$2.24

Diluted	$2.37	$2.30	$2.18

Shares used in calculation (000’s)
Basic	447,659	469,718	473,945
Diluted	457,641	480,341	492,035
Dividends per share	$0.55	$0.49	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE AT AUGUST 29, 2004	462,637	$2,313	$1,466,366	$16,144	$6,139,987	$7,624,810
Comprehensive Income:
Net Income	—	—	—	—	1,063,092	1,063,092
Foreign currency translation adjustment and other	—	—	—	141,895	—	141,895

Comprehensive income						1,204,987
Stock options exercised, including income tax benefits and other	9,138	46	323,545	—	—	323,591
Conversion of convertible notes	9,910	49	277,554	—	—	277,603
Stock repurchase	(9,205)	(46)	(38,848)	—	(374,358)	(413,252)
Stock-based compensation	—	—	67,937	—	—	67,937
Cash dividends	—	—	—	—	(204,567)	(204,567)

BALANCE AT AUGUST 28, 2005	472,480	2,362	2,096,554	158,039	6,624,154	8,881,109
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax	—	—	147,637	—	(139,481)	8,156

Adjusted balance at August 28, 2005	472,480	2,362	2,244,191	158,039	6,484,673	8,889,265
Comprehensive Income:
Net Income	—	—	—	—	1,103,215	1,103,215
Foreign currency translation adjustment and other	—	—	—	119,224	—	119,224

Comprehensive income						1,222,439
Stock options exercised, including income tax benefits and other	11,712	59	427,291	—	—	427,350
Conversion of convertible notes	6,505	33	188,902	—	—	188,935
Stock repurchase	(28,418)	(142)	(145,129)	—	(1,316,465)	(1,461,736)
Stock-based compensation	—	—	107,397	—	—	107,397
Cash dividends	—	—	—	—	(230,211)	(230,211)

BALANCE AT SEPTEMBER 3, 2006	462,279	2,312	2,822,652	277,263	6,041,212	9,143,439
Comprehensive Income:
Net Income	—	—	—	—	1,082,772	1,082,772
Foreign currency translation adjustment and other	—	—	—	93,326	—	93,326

Comprehensive income						1,176,098
Stock options exercised, including income tax benefits, vesting of restricted stock units and other	9,735	48	351,756	—	—	351,804
Conversion of convertible notes	1,389	7	42,323	—	—	42,330
Stock repurchase	(36,390)	(182)	(233,089)	—	(1,745,899)	(1,979,170)
Stock-based compensation	—	—	134,582	—	—	134,582
Cash dividends	—	—	—	—	(245,742)	(245,742)

BALANCE AT SEPTEMBER 2, 2007	437,013	$2,185	$3,118,224	$370,589	$5,132,343	$8,623,341

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	52 Weeks ended September 2, 2007	53 Weeks ended September 3, 2006	52 Weeks ended August 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,082,772	$1,103,215	$1,063,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,385	515,285	481,838
Stock-based compensation	134,582	107,397	67,937
Undistributed equity earnings in joint ventures	(34,080)	(28,180)	(26,459)
Net (gain) / loss on sale of property and equipment and other	(105)	5,867	5,139
Accretion of discount on long-term debt	3,074	4,828	11,855
Excess tax benefit on share based awards	(25,141)	(31,296)	—
Other non-cash items, net	(5,055)	(5,888)	(11,186)
Change in deferred income taxes	(92,739)	(38,311)	(64,690)
Provision for impaired assets	—	—	3,893
Change in receivables, other current assets, deferred income, accrued and other current liabilities	284,306	414,704	78,118
Increase in merchandise inventories	(272,513)	(499,194)	(315,793)
Increase in accounts payable	434,918	282,797	479,067

Total adjustments	993,632	728,009	709,719

Net cash provided by operating activities	2,076,404	1,831,224	1,772,811

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $41,519, $3,934 and $(3,150) of accrued capital expenditures for fiscal 2007, 2006 and 2005, respectively	(1,385,699)	(1,216,501)	(992,281)
Proceeds from the sale of property and equipment	14,054	15,740	19,432
Investment in unconsolidated joint venture	—	(15,000)	(15,000)
Purchase of minority interests	—	—	(3,961)
Purchases of short-term investments	(1,160,663)	(2,598,355)	(3,741,429)
Maturities of short-term investments	1,417,731	2,424,503	2,401,248
Sales of short-term investments	496,192	263,288	267,640
Change in other assets and other, net	(36,925)	(31,169)	15,988

Net cash used in investing activities	(655,310)	(1,157,494)	(2,048,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	23,375	33,559	85,829
Proceeds from/(repayments of) short-term borrowings, net	9,961	(12,929)	33,433
Proceeds from issuance of long-term debt, net	1,994,187	18,375	5,660
Repayments of long-term debt	(307,894)	(7,586)	(303,877)
Cash dividend payments	(245,742)	(230,211)	(204,567)
Change in minority interests	5,959	4,744	(130)
Excess tax benefit on share based awards	25,141	31,296	—
Exercise of stock options	307,988	372,336	278,253
Repurchases of common stock	(1,977,607)	(1,442,811)	(413,252)

Net cash used in financing activities	(164,632)	(1,233,227)	(518,651)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,332	7,851	33,653

Net increase/(decrease) in cash and cash equivalents	1,268,794	(551,646)	(760,550)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,510,939	2,062,585	2,823,135

CASH AND CASH EQUIVALENTS END OF YEAR	$2,779,733	$1,510,939	$2,062,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of $11,423, $12,681 and $7,226 interest capitalized for fiscal 2007, 2006 and 2005, respectively)	$9,369	$4,147	$21,374
Income taxes	$786,283	$546,205	$804,957
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$42,697	$190,871	$280,816

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At September 2, 2007, Costco operated 488 warehouses: 379 in the United States and 4 in Puerto Rico; 71 in Canada; 19 in the United Kingdom; 6 in Japan; 5 in Korea; and 4 in Taiwan. The Company’s 50%-owned joint venture in Mexico operates an additional 30 warehouses.

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The investment in Costco Mexico is included in other assets and was $302,550 at September 2, 2007 and $270,304 at September 3, 2006. The equity in earnings of Costco Mexico is included in interest income and other in the accompanying consolidated statements of income, and for fiscal 2007, 2006 and 2005, was $33,499, $26,646 and $24,949, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $193,176 and $159,677 at September 2, 2007 and September 3, 2006, respectively. The investments and equity in earnings of other unconsolidated joint ventures are not material.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), adjusted its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 11 for additional information on the adoption SAB 108.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. The fiscal year ended September 2, 2007 included 52 weeks. The fiscal year ended September 3, 2006 included 53 weeks, with the 53rd week falling in the fiscal fourth quarter. The fiscal year ended August 28, 2005 included 52 weeks.

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

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

with settlement terms of less than five days. Of the total cash and cash equivalents of $2,779,733 at September 2, 2007 and $1,510,939 at September 3, 2006, credit and debit card receivables were $655,205 and $593,645, respectively.

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

Receivables, net

Receivables consist primarily of vendor rebates and promotional allowances, receivables from government tax authorities, reinsurance receivables held by the Company’s wholly-owned captive insurance subsidiary and other miscellaneous amounts due to the Company. Vendor receivable balances are presented on a gross basis separate from any related payable due to that vendor. However, in certain circumstances, these receivables may be settled against the related payable to that vendor. Amounts are recorded net of an allowance for doubtful accounts of $3,459 at September 2, 2007 and $2,423 at September 3, 2006. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount and as a component of merchandise costs as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic and rational approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both September 2, 2007 and September 3, 2006, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

	September 2, 2007	September 3, 2006
Merchandise inventories consist of:
United States (primarily LIFO)	$3,799,999	$3,613,412
Foreign (FIFO)	1,079,466	947,820

Total	$4,879,465	$4,561,232

The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales, using estimates based on the Company’s experience. The provision is adjusted periodically to reflect the results of the actual physical inventory counts, which generally occur in the second and fourth fiscal quarters of the fiscal year. Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided they are probable and reasonably estimable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method. Estimated useful lives by major asset category are as follows:

Years

Buildings	5 - 50

Equipment and fixtures	3 - 10

Leasehold improvements	Shorter of useful life or lease term

Land improvements	15

Software acquisition and development	3 - 6

Interest costs incurred on property during the construction period are capitalized. The amount of interest costs capitalized was $11,423 in fiscal 2007, $12,681 in fiscal 2006, and $7,226 in fiscal 2005.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur that may indicate the carrying amount of the asset group may not be fully recoverable. The Company evaluates whether the carrying value of the asset group is recoverable by comparing the estimated future undiscounted cash flows generated from the use of the asset group and its eventual disposition with the asset group’s reported net carrying value. The Company recorded a pre-tax, non-cash charge of $3,893 in fiscal 2005, reflecting its estimate of impairment relating to real property. The charge reflects the difference between the carrying value and fair value, which was based on estimated market valuations for those asset groups whose carrying value is not currently anticipated to be recoverable through future cash flows.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s relocation of certain warehouses that were not otherwise impaired to larger and better-located facilities. The provision for fiscal 2007 included charges of $15,887 for warehouse closing expenses, primarily related to accelerated depreciation on buildings to be demolished or sold and $2,279 for net gains related to the sale of real property. The fiscal 2006 provision included charges of $3,762 for warehouse closing expenses and net losses of $1,691 related to the sale of real property. The fiscal 2005 provision included charges of $11,619 for warehouse closing expenses, primarily related to lease obligations and accelerated depreciation and $881 for net losses on the sale of real property. As of September 2, 2007, the Company’s reserve for warehouse closing costs was $6,823 of which $6,086 related to future lease obligations. This compares to a reserve for warehouse closing costs of $7,041 at September 3, 2006, of which $5,950 related to future lease obligations.

Goodwill

Goodwill resulting from certain business combinations is included in other assets, and totaled $75,707 at September 2, 2007 and $72,953 at September 3, 2006. The Company reviews goodwill for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at September 2, 2007 and September 3, 2006 are $591,936 and $564,754, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and evaluations of outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of fiscal 2007 and 2006, these liabilities of $488,734 and $491,037, respectively, were included in accrued salaries and benefits, other current liabilities and accounts payable on the consolidated balance sheets.

The Company’s wholly-owned captive insurance subsidiary participates in a reinsurance pool. The member agreements and practices of the reinsurance pool limit any participating members’ individual risk. Reinsurance revenues earned of $50,897, $67,589 and $61,697 during fiscal 2007, 2006 and 2005, respectively, were primarily related to premiums received from the reinsurance pool. Reinsurance costs of $52,179, $65,760 and $65,830 during fiscal 2007, 2006 and 2005, respectively, primarily related to premiums paid to the reinsurance pool. Both revenues and costs are presented net in selling, general and administrative expenses in the consolidated statements of income.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Derivatives

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amounts, which approximate the fair value of foreign exchange contracts outstanding at September 2, 2007 and September 3, 2006, were $74,950 and $63,487, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary primarily to hedge U.S. dollar merchandise inventory purchases.

Effective March 25, 2002, the Company entered into “fixed-to-floating” interest rate swaps associated with its $300,000 5.5% Senior Notes which matured and were retired in March 2007. The swaps were designated and qualified as fair value hedges of the debt. As the terms of the swaps matched those of the underlying hedged debt, changes in the fair value of the swaps were offset by corresponding changes in the carrying amount of the hedged debt and resulted in no net earnings impact. At September 3, 2006, the aggregate value of the swaps was $1,243 and was included in deferred income taxes and other current assets on the Company’s consolidated balance sheets. In March 2007, upon maturity of the debt and expiration of the swap agreements, the aggregate fair value of the swaps was zero.

The Company is exposed to market risk for changes in utility commodity pricing, which it partially mitigates through the use of firm-price contracts with counterparties for approximately 23% of its locations. The effects of these arrangements were not significant for any period presented.

Equity Investments in Subsidiary and Joint Ventures

During 2006 and 2005, the Company contributed an additional $15,000 to its investment in Costco Mexico (a 50%-owned joint venture), which did not impact its percentage ownership of this entity, as the joint venture partner contributed a like amount. The Company did not contribute additional capital in 2007.

Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in the Costco Mexico joint venture, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenue and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in interest income and other and were not significant in fiscal 2007, 2006, or 2005.

Revenue Recognition

The Company generally recognize sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

are generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical merchandise returns levels.

During 2007, in connection with changes to its consumer electronic returns policy, the Company developed more detailed operational data regarding member return patterns. The data indicated a longer timeframe over which returns are received than previously used to estimate the sales return reserve. Accordingly, during fiscal 2007 the Company increased the reserve balance and recorded an adjustment to sales of $452,553 and a pretax charge to income of $95,263 for the related gross margin and disposition costs.

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

Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a deferred basis, whereby membership fee revenue is recognized ratably over one-year. In the fourth quarter of fiscal 2007, the Company performed a detailed analysis of the timing of recognition of membership fees based on each member’s specific renewal date, as this methodology represented an improvement over the historical method, which was based on the period in which the fee was collected. This review resulted in a $56,183 reduction to membership fee revenue and a corresponding increase to deferred membership fees on the Company’s consolidated balance sheet. This adjustment included both a change in method of applying an accounting principle to a preferable method and a correction for cumulative timing errors. The adjustment for the change in method and for the correction was recorded in full in the fiscal 2007 consolidated statement of income as the Company concluded the impact to the current and historical financial statements was not material. Membership fees received from members for fiscal years 2007, 2006 and 2005 were $1,415,134, $1,264,929 and $1,113,948, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company’s Executive members qualify for a 2% reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the fiscal years ended September 2, 2007, September 3, 2006, and August 28, 2005, and the related liability as of those dates were as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Two-percent reward sales reduction	$487,877	$418,466	$319,336
Two-percent unredeemed reward liability	$363,399	$299,519	$229,574

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses and are reduced by vender consideration received. Merchandise costs also include salaries, benefits, depreciation on production equipment, and other related expenses incurred by the Company’s cross-docking depot facilities and in certain fresh foods and ancillary departments.

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

Marketing and Promotional Expenses

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and direct mail marketing programs to existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred and are included in selling, general and administrative and preopening expenses in the accompanying consolidated statements of income.

Preopening Expenses

Preopening expenses related to new warehouses, major remodels and expansions, new regional offices and other startup operations are expensed as incurred.

Stock-Based Compensation

At the beginning of fiscal 2003, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and all employee stock option grants made since the beginning of fiscal 2003 have been or will be

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

expensed ratably over the related vesting period based on the fair value at the date the options were granted (however, see “Review of Stock Option Grant Practices” in Note 11, for a discussion of a special committee review of historical grant practices).

The Company adopted SFAS 123R, “Share-Based Payment (as amended)” (SFAS 123R) at the beginning of fiscal 2006, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Had compensation costs for the Company’s stock-based compensation been determined for awards made prior to fiscal 2003 under SFAS 123R, the Company’s net income and net income per share would have been adjusted to the proforma amounts indicated below:

Fiscal 2005
Net income, as reported	$1,063,092
Add: Stock-based compensation expense included in reported net income, net of related tax effects	43,344
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax effects	(63,012)

Proforma net income	$1,043,424

Net Income per share:
Basic—as reported	$2.24

Basic—pro-forma	$2.20

Diluted—as reported	$2.18

Diluted—pro-forma	$2.12

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature or variable interest rates. Short-term investments classified as available-for-sale are recorded at market value with unrealized gains or losses reflected in accumulated other comprehensive income. Short-term investments designated as “hold-to-maturity” securities are recorded at cost which approximated market value at September 2, 2007 and September 3, 2006. The fair value of fixed rate debt at September 2, 2007 and September 3, 2006 was $2,249,977 and $574,426, respectively. The carrying value of fixed rate debt at September 2, 2007 and September 3, 2006 was $2,167,883 and $523,892, respectively.

Interest Income and Other

Interest income and other includes:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Interest income	$128,413	$113,712	$81,915
Earnings of affiliates	35,622	28,180	26,459
Minority Interest / Other	1,449	(3,537)	722

Total	$165,484	$138,355	$109,096

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, there remain certain positions that are not probable of being sustained. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Net Income per Common Share

The computation of basic net income per share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and restricted stock units and the “if converted” method for the convertible note securities.

Stock Repurchase Programs

Share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of stockholders’ equity in accordance with the Washington Business Corporation Act, which requires retirement of repurchased shares. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, account-

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

ing in interim periods, disclosure and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and the Company will adopt these new requirements as of the beginning of fiscal 2008. The estimated cumulative impact of adopting FIN 48 in fiscal 2008 is not expected to be material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first quarter of fiscal 2009.

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

The Company is in the process of evaluating the impact that adoption of SFAS 157 and SFAS 159 will have on its future consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 2—Short-term Investments

Short-term investments, which consist entirely of debt securities, at September 2, 2007 and September 3, 2006, were as follows:

	Fiscal 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale securities
Money market mutual funds	$5,931	$7	$—	$5,938
U.S. government and agency securities	268,886	552	(954)	268,484
Corporate notes and bonds	150,811	303	(1,070)	150,044
Asset and mortgage backed securities	72,919	209	(370)	72,758

Total available-for-sale securities	498,547	1,071	(2,394)	497,224
Held-to-maturity
Certificates of deposit	78,247	—	—	78,247
Money market mutual funds	316	—	—	316

Total held-to-maturity securities	78,563	—	—	78,563

Total short-term investments	$577,110	$1,071	$(2,394)	$575,787

	Fiscal 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale securities
Money market mutual funds	$38,366	$—	$—	$38,366
U.S. government and agency securities	651,984	396	(5,630)	646,750
Corporate notes and bonds	505,739	605	(2,785)	503,559
Asset and mortgage backed securities	71,801	121	(484)	71,438

Total available-for-sale securities	1,267,890	1,122	(8,899)	1,260,113
Held-to-maturity
Certificates of deposit	55,185	—	—	55,185
Money market mutual funds	6,883	—	—	6,883

Total held-to-maturity securities	62,068	—	—	62,068

Total short-term investments	$1,329,958	$1,122	$(8,899)	$1,322,181

For available-for-sale securities, proceeds from sales were $496,192, $263,288, and $267,640 in fiscal years 2007, 2006 and 2005, respectively. Gross realized gains from sales were $933, $170 and $90 in fiscal years 2007, 2006 and 2005, respectively, and gross realized losses from sales were $1,285, $1,252 and $825 in fiscal years 2007, 2006 and 2005, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 2—Short-term Investments (Continued)

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired:

	Less than 12 Months		Greater than or Equal to 12 Months
September 2, 2007	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
U.S. government and agency securities	$(49)	$30,572	$(905)	$175,765
Corporate notes and bonds	(128)	15,302	(942)	106,460
Asset and mortgage backed securities	(112)	20,081	(258)	20,014

	$(289)	$65,955	$(2,105)	$302,239

September 3, 2006
U.S. government and agency securities	$(1,879)	$278,360	$(3,751)	$282,033
Corporate notes and bonds	(1,251)	193,902	(1,534)	103,907
Asset and mortgage backed securities	(83)	16,485	(401)	21,802

	$(3,213)	$488,747	$(5,686)	$407,742

Gross unrealized holding losses of $289 for investments held less than twelve months and $2,105 for investments held greater than or equal to twelve months as of September 2, 2007, pertain to 56 and 176 fixed income securities, respectively, and were primarily attributable to changes in interest rates. The Company currently has the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses. Management does not believe any unrealized losses represent an other-than-temporary impairment based on an evaluation of available evidence as of September 2, 2007.

The maturities of available-for-sale and held-to-maturity debt securities at September 2, 2007 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$282,058	$280,724	$78,563	$78,563
Due after one year through five years	173,063	173,176	—	—
Due after five years	43,426	43,324	—	—

	$498,547	$497,224	$78,563	$78,563

Note 3—Debt

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

A wholly-owned Canadian subsidiary has a $189,789 commercial paper program ($180,900 at September 3, 2006) supported by a $113,874 bank credit facility ($54,200 at September 3, 2006) with a Canadian bank, which is guaranteed by the Company and expires in March 2008. At September 2, 2007 and September 3, 2006, no amounts were outstanding under the Canadian commercial paper

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

program or the bank credit facility. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006 were 5.00% and 4.65%, respectively. At September 2, 2007, standby letters of credit totaling $24,122 issued under the bank credit facility left $89,752 available for commercial paper support. At September 3, 2006, standby letters of credit totaling $20,800 issued under the bank credit facility left $33,400 available for commercial paper support.

The Company’s wholly-owned Japanese subsidiary has a short-term $38,750 bank line of credit ($12,800 at September 3, 2006) that expires in February 2008. At September 2, 2007 and September 3, 2006, $10,333 and $2,500 respectively, were borrowed under the line of credit, and $8,611 and $4,300, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006, were 1.09% and 0.94%, respectively. A second $30,139 bank line of credit also expires in February 2008. At September 2, 2007 and September 3, 2006, $7,750 and $900, respectively, were borrowed under the second facility. Applicable interest rates on the second credit facility at September 2, 2007 and September 3, 2006, were 1.10% and 0.95%, respectively.

The Company’s Korean subsidiary has a short-term $12,792 bank line of credit ($12,500 at September 3, 2006), which expires in March 2008. At September 2, 2007 and September 3, 2006, no amounts were borrowed under the line of credit and $2,011 and $2,000, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006 were 6.09% and 5.48%, respectively.

The Company’s Taiwan subsidiary has a $6,062 bank revolving credit facility ($5,200 at September 3, 2006) and a $3,031 bank overdraft facility both expiring in January 2008. At September 2, 2007 and September 3, 2006, no amounts were outstanding under the credit facility or bank overdraft and $1,212 and $1,900, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006, were 4.50% and 4.00%, respectively. A second $15,154 bank revolving credit facility is in place, which expires in July 2008. At September 2, 2007 and September 3, 2006, no amounts were borrowed under the second credit facility and $4,167 and $2,000, respectively, were used to support standby letters of credit. Applicable interest rates on the credit facility at September 2, 2007 and September 3, 2006, were 4.44% and 4.00%, respectively. A third $9,093 bank revolving credit facility is in place, which expires in March 2008. At September 2, 2007, no amounts were borrowed under the third credit facility and no amounts were used to support standby letters of credit. Applicable interest rate on the credit facility at September 2, 2007 was 4.57%.

The Company’s wholly-owned United Kingdom subsidiary has a $80,560 bank revolving credit facility ($113,900 at September 3, 2006) expiring in February 2010, a $70,490 bank overdraft facility ($66,500 at September 3, 2006) renewable on a yearly basis in May 2008 and a $40,280 uncommitted money market line entered into in February 2007 and renewable on a yearly basis beginning in May 2008. At September 2, 2007, $20,140 was outstanding under the revolving credit facility with an applicable interest rate of 6.23%, $15,609 was outstanding under the uncommitted line with an applicable interest rate of 6.47% and no amounts were outstanding under the bank overdraft facility with an applicable interest rate of 6.75%. At September 3, 2006, $38,000 was outstanding under the revolving credit facility, with an applicable interest rate of 5.32%, and no amounts were outstanding under the bank overdraft facility.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

Letters of Credit

The Company has letter of credit facilities (for commercial and standby letters of credit) totaling $474,920. The outstanding commitments under these facilities at September 2, 2007 and September 3, 2006 totaled $119,074 and $84,900, respectively, including $71,734 and $54,900, respectively, in standby letters of credit.

Short-Term Borrowings

The weighted average borrowings, maximum borrowings and weighted average interest rate under all short-term borrowing arrangements were as follows for fiscal 2007 and 2006:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Fiscal year ended September 2, 2007
Bank borrowings:
Canada	$103,599	$37,809	4.63%
United Kingdom	77,732	40,532	5.75
Japan	18,031	10,103	1.00
Bank overdraft facility:
United Kingdom	34,922	6,002	6.16
Other:
United Kingdom Money Market Line Borrowing	39,624	13,301	5.99
Fiscal year ended September 3, 2006
Bank borrowings:
Canada	$11,254	$313	5.32%
United Kingdom	61,852	38,179	5.06
Japan	17,850	10,463	0.74
Bank overdraft facility:
United Kingdom	13,100	1,892	5.51

Long-Term Debt

Long-term debt at September 2, 2007 and September 3, 2006 consisted of the following:

	2007	2006
5.5% Senior Notes due March 2017	$1,094,376	$—
5.3% Senior Notes due March 2012	897,770	—
3.5% Zero Coupon convertible subordinated notes due August 2017	47,826	88,028
0.92% Promissory notes due April 2010	34,444	34,069
2.070% Promissory notes due October 2007	30,139	29,810
1.187% Promissory notes due July 2008	25,833	25,551
0.88% Promissory notes due November 2009	25,833	25,551
5.5% Senior Notes due March 2007	—	301,243
Capital lease obligations and other	11,662	19,640

Total long-term debt	2,167,883	523,892
Less current portion	59,905	308,523

Long-term debt, excluding current portion	$2,107,978	$215,369

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

On February 20, 2007, the Company issued $900,000 of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2,493 and $1,100,000 of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $5,940 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year, with the first payment due September 15, 2007. The net proceeds were used, in part, to repay the 5.5% 2002 Senior Notes due in March 2007, and the balance has been and will be used for general corporate purposes, including repurchases of the Company’s common stock. The $8,433 discount and $1,963 issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes.

The Company, at its option, may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the aggregate amount of $34,444, through a private placement. Interest is payable semi-annually and principal is due in April 2010. In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $25,833, through a private placement. Interest is payable semi-annually and principal is due in November 2009. In July 2001, the Company’s wholly-owned Japanese subsidiary issued 1.187% promissory notes in the aggregate amount of $25,833, through a private placement. Interest is payable semi-annually and principal is due in July 2008. In October 2000, the Company’s wholly-owned Japanese subsidiary issued 2.07% promissory notes in the aggregate amount of $30,139, through a private placement. Interest is payable annually and principal is due in October 2007 and will be refinanced. As of September 2, 2007, the 1.187% and the 2.07% promissory notes are reported in the current portion of long-term debt on the consolidated balance sheets. The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

In August 1997, the Company completed the sale of $900,000 principal amount at maturity of 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $449,640. The current Zero Coupon Notes outstanding are convertible into a maximum of 1,535,907 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require the Company to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. The Company, at its option, may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time in or after August 2002. As of September 2, 2007, $832,383 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $61,173 and $286,456 in principal were converted in fiscal 2007 and 2006, respectively, or $42,330 and $188,935 in fiscal 2007 and 2006, respectively, after factoring in the related debt discount.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

At September 2, 2007, the fair value of the Zero Coupon Notes, based on market quotes, was approximately $94,326, the fair value of the 2012 Notes and 2017 Notes was $912,330 and $1,115,917, respectively, and the fair value of other long-term debt approximated its carrying value.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2008	$59,905
2009	1,248
2010	60,879
2011	464
2012	897,992
Thereafter	1,147,395

Total	$2,167,883

Note 4—Leases

The Company leases land and/or buildings at 104 of the 488 warehouses open at September 2, 2007, and certain other office and distribution facilities under operating leases. The remaining terms of these operating leases range from approximately one to 41 years, with the exception of one lease in the U.S. that has a remaining life of 77 years and one lease in the Company’s United Kingdom subsidiary, which has a remaining lease term of 144 years. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third party purchase offer. Certain leases provide for periodic rental increases based on the price indices, and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. The Company accounts for its leases with step-rent provisions on a straight-line basis over the original term of the lease.

Aggregate rental expense for fiscal 2007, 2006 and 2005 was $143,448, $134,406 and $127,770, respectively. The amount for 2005 excludes $15,999 in rent expense associated with the correction made in the second quarter of fiscal 2005 to the Company’s method of accounting for ground leases that did not require rental payments during the period of construction.

The Company has sub-leases related to certain of its operating lease agreements. During fiscal 2007, 2006 and 2005, the Company recognized sub-lease income of $9,008, $9,425 and $7,773, respectively, included in interest income and other in the consolidated statements of income.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 4 —Leases (Continued)

Future minimum payments, net of sub-lease income of $149,407 for all years combined, during the next five fiscal years and thereafter under non-cancelable leases with terms of at least one year, at September 2, 2007, were as follows:

2008	$137,225
2009	127,068
2010	115,393
2011	110,750
2012	98,973
Thereafter	1,305,035

Total minimum payments	$1,894,444

Note 5—Stockholders’ Equity

Dividends

In fiscal 2007, the Company paid quarterly cash dividends totaling $0.55 per share. In fiscal 2006, the Company paid quarterly cash dividends totaling $0.49 per share. The Company’s current quarterly dividend rate is $0.145 per share or $0.58 per share on an annualized basis.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

In January and July of 2006, the Company’s Board of Directors approved additional stock repurchases of $1,000,000 and $2,000,000, respectively, which expire in 2009, bringing total authorizations since inception of the program in fiscal 2001 to $4,500,000. Subsequent to the end of fiscal 2007, the Board of Directors approved an additional $300,000 for stock repurchases, which expires in 2010.

During fiscal 2007, the Company repurchased 36,390,000 shares at an average price of $54.39, totaling approximately $1,979,170, including commissions. During fiscal 2006, the Company repurchased 28,407,000 shares of common stock at an average price of $51.44, totaling approximately $1,461,217, including commissions. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

These amounts differ from the stock repurchase balances in the statements of cash flows due to repurchases that are accrued at year-end. As of September 2, 2007, under current Board authorizations, the Company had $646,364 available for additional share repurchases.

Comprehensive Income

Comprehensive income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 5—Stockholders’ Equity (Continued)

The following table shows the components of comprehensive income, net of related tax effects:

	September 2, 2007	September 3, 2006	August 28, 2005
Unrealized gain (loss) on short-term investments	$6,455	$(540)	$(7,097)
Tax (provision) benefit	(2,421)	210	2,719

Unrealized gain (loss) on short term investments, net of tax	4,034	(330)	(4,378)
Foreign currency translation adjustment and other	93,678	123,642	152,310
Tax provision on translation gain in relation to earnings subject to repatriation	(4,386)	(4,088)	(6,037)

Comprehensive income adjustments, net	93,326	119,224	141,895
Net income	1,082,772	1,103,215	1,063,092

Total comprehensive income	$1,176,098	$1,222,439	$1,204,987

The favorable translation adjustments during fiscal years 2007, 2006 and 2005 were primarily due to stronger foreign currencies.

The components of accumulated other comprehensive income, net of tax, were as follows:

	September 2, 2007	September 3, 2006
Unrealized losses on short-term investments	$(815)	$(4,849)
Foreign currency translation adjustment and other	371,404	282,112

Accumulated other comprehensive income	$370,589	$277,263

Note 6—Stock-Based Compensation Plans

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

In conjunction with the adoption of SFAS 123 at the beginning of fiscal 2003, the Company changed its method of attributing the value of stock-based compensation expense from the graded-vesting method to the straight-line method. Under the graded-vesting method, an award is accounted for as multiple awards, based on the number of vesting tranches, each tranche with a different requisite service period. The effect of graded-vesting attribution is to recognize more compensation expense in the early years of the overall vesting period. Compensation expense for all stock-based awards granted prior to fiscal 2003 will continue to be recognized using the graded-vesting method, while compensation expense for all stock-based awards granted subsequent to fiscal 2002 is being recognized using the straight-line method. SFAS 123R requires the estimation of the number of stock-based awards that will

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

ultimately not complete their vesting requirements (forfeitures), and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and RSUs generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur.

Summary of Stock Option Activity

The following table summarizes stock option transactions during fiscal 2007:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding at September 3, 2006	39,868	$37.57
Granted	—	—
Exercised	(9,511)	34.17
Forfeited or expired	(269)	40.80

Outstanding at September 2, 2007	30,088	39.26	5.37	$676,594

Exercisable at September 2, 2007	19,283	$38.35	4.43	$451,196

(1)	The difference between the exercise price and market value at September 2, 2007.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	2006	2005
Expected volatility	28%	38%
Expected term	5.2 years	6.6 years
Risk free interest rate	4.33%	4.28%
Expected dividend yield	0.99%	1.11%
Weighted-average fair value per option granted	$13.87	$18.01

In fiscal 2006, the expected volatility was based primarily on the historical volatility of the Company’s stock and, to a lesser extent, the six-month implied volatility of its traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. In fiscal 2006, the expected term was the average of the life of all historical grants that have been exercised and the term at which the historical average intrinsic gain is reached. Prior to adoption of SFAS 123R, the expected term was calculated as the average term between grant and exercise dates for those

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

options where at least 40% of the original grant was exercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant with an equivalent remaining term. The expected dividend yield is based on the annual dividend rate at the time of the grant.

The following is a summary of stock options outstanding as of September 2, 2007 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted- Average Exercise Price
$9.00–$34.28	6,482	4.49	$32.01	4,894	$31.66
$34.74–$37.35	7,755	5.04	36.91	5,101	36.67
$37.44–$43.00	5,295	3.91	40.53	5,222	40.57
$43.79–$43.79	7,493	7.58	43.79	2,341	43.79
$44.97–$52.50	3,063	5.17	47.33	1,725	48.21

	30,088	5.37	$39.26	19,283	$38.35

At September 3, 2006 and August 28, 2005, there were 22,289 and 25,987 options exercisable at weighted average exercise prices of $35.92 and $33.66, respectively.

Tax benefits and intrinsic value related to total stock options exercised during fiscal years 2007, 2006 and 2005 are provided in the following table:

	2007	2006	2005
Actual tax benefit realized for stock options exercised	$65,778	$80,417	$50,298
Intrinsic value of stock options exercised	$212,678	$240,211	$145,223

Employee Tax Consequences on Certain Stock Options

As previously disclosed, in fiscal 2006, the Company initiated an internal review of its historical stock option grant practices to determine whether the stated grant dates of options were supported by the Company’s books and records. As a result of this preliminary review, a special committee of independent directors was formed. In connection with this review, and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 Company employees who are United States taxpayers from certain adverse tax consequences resulting from their options having been granted originally at prices lower than the market value. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, the Company making payments to employees in an amount approximately equal to the increase in the exercise price.

As a result of this program, the Company made cash payments totaling $18,735 to approximately 1,000 employees in the second quarter of fiscal 2007, which resulted in a pre-tax stock compensation charge of $8,072 (“incremental fair value”). The difference between the cash payment and the incremental fair value of $10,663 was recognized as a reduction to additional paid-in capital, as it represented a partial cash settlement of the original award because no future service was required to earn the cash payment.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

While the Company is still examining the availability of similar alternatives for employees outside the United States, the Company recorded $37,923 in selling, general and administrative (SG&A) expense in fiscal 2007 for the estimated charge to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. This amount primarily relates to options exercised from 2003 through the end fiscal 2007, and represents the estimated payment the Company would make to compensate employees for expected disallowance of the deduction previously allowed for gains on options exercised that were previously deemed to have been granted at fair market value.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees and non-employee directors, which generally vest over five years and three years respectively; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. Accordingly, the fair value of RSUs is the quoted market value of the Company’s common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At September 2, 2007, 7.1 million RSUs were available to be granted to eligible employees, directors and consultants under the Second Restated 2002 Plan.

The following awards were outstanding as of September 2, 2007:

•	4,496,500 shares of time-based RSUs in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

•

282,500 performance RSUs, of which 205,000 were approved in fiscal 2007 and will formally be granted to certain executive officers of the Company upon the achievement of specified performance targets. Once formally granted, the restrictions lapse upon achievement of continued employment over a specified period of time.

The following table summarizes RSU transactions during fiscal 2007:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at September 3, 2006	1,408	$51.00
Granted	3,750	50.51
Vested	(308)	50.98
Forfeited	(71)	50.47

Non-vested at September 2, 2007	4,779	$50.63

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under our plans:

	2007	2006	2005
Stock options	$82,956	$102,473	$67,937
Restricted stock units	51,626	4,924	—
Incremental expense related to modification of certain stock options	8,072	—	—

Total stock-based compensation expense before income taxes	142,654	107,397	67,937
Income tax benefit	(47,096)	(34,288)	(22,539)

Total stock-based compensation expense, net of income tax	$95,558	$73,109	$45,398

The remaining unrecognized compensation cost related to non-vested RSUs at September 2, 2007, was $200,445, and the weighed-average period of time over which this cost will be recognized is 4.1 years. The remaining unrecognized compensation cost related to unvested stock options at September 2, 2007, was $139,880, and the weighted-average period of time over which this cost will be recognized is 2.2 years.

Note 7—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferral against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company provides each eligible participant an annual contribution based on salary and years of service.

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

Amounts expensed under all plans were $238,826, $233,595 and $191,651 for fiscal 2007, 2006 and 2005, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 8—Income Taxes

Income before income taxes is comprised of the following:

	2007	2006	2005
Domestic (including Puerto Rico)	$1,374,372	$1,433,954	$1,225,741
Foreign	335,619	317,463	323,221

Total	$1,709,991	$1,751,417	$1,548,962

The provisions for income taxes for fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Federal:
Current	$478,165	$442,039	$306,527
Deferred	(74,105)	(23,799)	(48,070)

Total federal	404,060	418,240	258,457

State:
Current	81,352	67,959	75,063
Deferred	(9,595)	(7,806)	(14,699)

Total state	71,757	60,153	60,364

Foreign:
Current	118,569	118,040	123,969
Deferred	(9,089)	(3,168)	(1,866)

Total foreign	109,480	114,872	122,103

Tax benefits allocated to contributed capital	41,922	54,937	44,946

Total provision for income taxes	$627,219	$648,202	$485,870

The reconciliation between the statutory tax rate and the effective rate for fiscal 2007, 2006 and 2005 is as follows:

	2007		2006		2005
Federal taxes at statutory rate	$598,497	35.00%	$612,996	35.00%	$542,137	35.00%
State taxes, net	42,480	2.48	42,338	2.42	39,193	2.53
Foreign taxes, net	(6,840)	(0.40)	1,701	0.10	(15,506)	(1.00)
Transfer pricing settlement	—	—	—	—	(54,155)	(3.50)
Tax benefit on unremitted earnings	(155)	(0.01)	(11,978)	(0.68)	(30,602)	(1.98)
Translation gain on unremitted earnings	—	—	5,333	0.30	10,010	0.65
Other	(6,763)	(0.39)	(2,188)	(0.13)	(5,207)	(0.33)

Total	$627,219	36.68%	$648,202	37.01%	$485,870	31.37%

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 8—Income Taxes (Continued)

The components of the deferred tax assets and liabilities are as follows:

	September 2, 2007	September 3, 2006
Stock options	$87,700	$73,148
Deferred income/membership fees	51,876	69,704
Excess foreign tax credits	2,613	4,177
Accrued liabilities and reserves	356,850	237,079
Other	20,739	23,578

Total deferred tax assets	519,778	407,686

Property and equipment	302,765	295,424
Merchandise inventories	109,237	95,868
Translation gain	5,079	1,532

Total deferred tax liabilities	417,081	392,824

Net deferred tax assets	$102,697	$14,862

The deferred tax accounts at September 2, 2007 and September 3, 2006 include current deferred income tax assets of $214,723 and $162,534, respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $10,063 and $12,109, respectively, included in other assets; and non-current deferred income tax liabilities of $122,089 and $159,781, respectively, included in deferred income taxes and other liabilities.

The effective income tax rate on earnings was 36.68% in fiscal 2007, 37.01% in fiscal 2006 and 31.37% in fiscal 2005. The lower effective income tax rate in fiscal 2005 is primarily attributable to a $54,155 income tax benefit resulting from the settlement of a transfer pricing dispute between the United States and Canada (covering the years 1996-2003) and a net tax benefit on unremitted foreign earnings of $20,592. The Company recognized a tax benefit of $30,602, resulting from excess foreign tax credits on unremitted foreign earnings, and recognized a tax expense of $10,010, resulting from tax expense on translation gains accumulated to the date that the Company determined that certain unremitted foreign earnings were no longer permanently reinvested. The net benefit of $20,592 related to that portion of unremitted foreign earnings that the Company planned to repatriate in the foreseeable future. Excluding these benefits the effective income tax rate on earnings in fiscal 2005 was 36.2%. During fiscal 2007 and 2006, the Company distributed $119,588 and $427,296, respectively, from its Canadian operations.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of non-U.S. affiliates, including its 50% owned investment in the Mexico corporate joint venture, aggregating $1,046,747 and $907,090 at September 2, 2007 and September 3, 2006, respectively, as such earnings are deemed permanently reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not deemed to be permanently reinvested.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 9—Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Fiscal Year Ended
	September 2, 2007	September 3, 2006	August 28, 2005
Net income available to common stockholders used in basic net income per share	$1,082,772	$1,103,215	$1,063,092
Interest on convertible notes, net of tax	1,577	3,040	7,672

Net income available to common stockholders after assumed conversions of dilutive securities	$1,084,349	$1,106,255	$1,070,764

Weighted average number of common shares used in basic net income per share (000’s)	447,659	469,718	473,945
Stock options and restricted stock units (000’s)	7,621	5,944	6,000
Conversion of convertible bonds (000’s)	2,361	4,679	12,090

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s) per share	457,641	480,341	492,035

The diluted share base calculation for fiscal years ended September 2, 2007, September 3, 2006 and August 28, 2005, excluded 692,000, 11,142,000 and 12,575,000 stock options outstanding, respectively. These equity instruments are excluded due to their anti-dilutive effect. All outstanding RSUs are dilutive for all fiscal years presented and thus are included in the table above.

Note 10—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. The Randall matter is currently in the final stages of class certification briefing. Williams has been stayed pending the class certification outcome in Randall.

An overtime compensation case certified as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corp., Superior Court for the County of Alameda, Case No. RG-04150447. Costco has filed an appeal challenging the entry of a $5.3 million judgment in favor of the class.

A case brought as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco did not properly compensate and record hours worked by

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

employees and failed to provide meal and rest breaks. Kevin Doty and Sarah Doty v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV-05-3241 FMC (JWJ). On May 14, 2007, the Court granted final approval to a $7.5 million classwide settlement. Settlement distribution via a third-party administrator is ongoing.

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that Costco’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. Elizabeth Alvarado v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-06-04015-MJJ. Discovery is ongoing in this case. A class certification hearing is set for December 18, 2007.

Claims in these five actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted on January 11, 2007. On May 11, 2007, the United States Court of Appeal for Ninth Circuit granted a petition to hear Costco’s appeal of the certification. On May 30, 2007, the District Court ordered a stay during the pendency of the appeal.

Class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Court denied the Company’s motion to dismiss the complaint in which the Company had asked that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. On August 31, 2007, the Court certified a nationwide class in respect of the breach of contract claim and a California class for the remaining claims.

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles and removed to the United States District Court for the Central District of California), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. Briefing is ongoing concerning plaintiff’s motion for class certification in Dupler.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

Numerous putative class actions have been brought around the United States against motor fuel retailers, including Costco, alleging that they have been overcharging drivers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. Costco is named in the following actions: Raphael Sagalyn, et al. v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al. v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al. v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al. v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al. v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al. v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al. v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al. v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al. v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al. v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al. v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tx.);S. Garrett Cook, Jr., et al. v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al. v. B. P. America Corp. dba Atlantic Richfield Company, et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On August 28, 2007, Judge Vratil held an initial scheduling conference in this proceeding. At that time, she ordered plaintiffs to file a consolidated complaint in these actions on October 19, 2007, and set a briefing schedule on challenges to this consolidated complaint that calls for a hearing January 11, 2008.

Mimi Serna, Timothy Herrock, et al. v. Costco Wholesale Corp., Case No. 2:07-CV-1491-AHM (JWJx). This is a consumer class action filed in March 2007 in the United States District Court for the Central District of California alleging willful violations of the 15 U.S.C. § 1681c(g) of the Fair Credit Reporting Act (FCRA). Section 1681c(g), enacted December 4, 2003, provides that “no person that accepts credit cards or debit cards for the transaction of business shall print more than the last five digits of the card number or the expiration date upon any receipt provided to the cardholder at the point of the sale or transaction.” Plaintiffs allege that, on or after January 1, 2005, Costco printed the expiration date and/or more than the last five digits of their credit card or debit card number on electronically printed receipts provided at the point of sale involving transactions at Costco’s gasoline dispensers throughout the United States. The lawsuit seeks statutory damages, punitive damages, and attorneys’ fees. Briefing is under way concerning plaintiffs’ motion for class certification.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

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

Note 11—Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permitted the Company to adjust for the cumulative effect in retained earnings of immaterial errors relating to prior years. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company adjusted beginning retained earnings for fiscal 2006 for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Review of Stock Option Grant Practices

Following publicity regarding the granting of stock options, the Company initiated an internal review of its historical stock option grant practices to determine whether the stated grant dates of options were supported by the Company’s books and records. As a result of this preliminary review, a special committee of independent directors was formed. The Company filed a Form 8-K dated October 12, 2006, which provided details regarding the special committee’s review. The special committee engaged independent counsel and forensics experts, and comprehensively reviewed all equity grants made during the years 1996 through 2005. In late September 2006, the special committee reported its conclusions and recommendations to the board of directors, which, after further review, adopted these conclusions and recommendations. The review identified no evidence of fraud, falsification of records, concealment of actions or documentation, or intentional deviation from generally accepted accounting principles. The review indicated that, in several instances, it was impossible to determine with precision the appropriate measurement date for specific grants. For these grants it was feasible only to identify a range of dates that included the appropriate measurement dates, where some dates in the range were after the recorded grant date.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 11—Staff Accounting Bulletin No. 108 (Continued)

role in the determination of any grant date, but who serves as senior executive vice president and chief operating officer.

Given the lack of historical documentation, it was not possible to precisely determine the amount of the adjustments that should be made. Based on the recommendation of the special committee, which was based on the documentation that was available, the Company, as of the end of fiscal 2006, recorded an adjustment to transfer $116,157 from retained earnings to paid-in capital, representing previously unrecorded after-tax compensation expense, and to increase the deferred tax asset account by $31,480. In those cases where the committee was unable to identify the likely grant date of the options, the latest date on which the decision could have been made was used. The Company also recorded $1,701 for the estimated federal income tax consequences stemming from the probable disallowance of compensation deductions claimed related to the subject option grants. The Company informed the SEC of the special committee’s investigation and conclusions. A grand jury investigation concerning the review is ongoing. See Note 10 for additional information.

The special committee and management do not believe that the net effects of this adjustment were material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

Year	Net after tax effect of adjustment	Reported net income(1)	Percent of reported net income
2005	$3,954	$1,063,092	0.37%
2004	6,430	882,393	0.73%
2003	9,092	721,000	1.26%
2002	14,872	699,983	2.12%
1996-2001	81,809	2,769,678	2.95%

Total	$116,157	$6,136,146	1.89%

(1)	Excludes cumulative effect of accounting change related to membership fees of $118,023 (net of tax) reported in fiscal 1999.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 11—Staff Accounting Bulletin No. 108 (Continued)

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances is presented below:

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 12—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan and the United Kingdom and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are based on management responsibility. The investment in the Mexico joint-venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations(a)	Canadian Operations	Other International Operations	Total
Year Ended September 2, 2007
Total revenue	$51,532,178	$8,723,562	$4,144,415	$64,400,155
Operating income	1,216,517	287,045	105,024	1,608,586
Depreciation and amortization	449,338	72,915	44,132	566,385
Capital expenditures	1,104,461	206,840	74,398	1,385,699
Property and equipment	7,357,160	1,237,031	925,589	9,519,780
Total assets	15,543,357	2,279,453	1,783,776	19,606,586
Net assets	6,417,458	1,157,640	1,048,243	8,623,341

Year Ended September 3, 2006
Total revenue	$48,465,918	$8,121,728	$3,563,581	$60,151,227
Operating income	1,245,835	292,512	87,285	1,625,632
Depreciation and amortization	413,235	61,232	40,818	515,285
Capital expenditures	937,275	188,914	90,312	1,216,501
Property and equipment	6,676,417	1,032,439	855,439	8,564,295
Total assets	14,009,262	1,913,945	1,571,863	17,495,070
Net assets	7,189,831	1,043,384	910,224	9,143,439

Year Ended August 28, 2005
Total revenue	$43,064,452	$6,732,305	$3,155,469	$52,952,226
Operating income	1,167,736	241,503	65,064	1,474,303
Depreciation and amortization	389,172	50,938	41,728	481,838
Capital expenditures	730,568	139,735	121,978	992,281
Property and equipment	6,170,553	833,637	786,002	7,790,192
Total assets	13,202,937	2,034,420	1,427,848	16,665,205
Net assets	6,769,222	1,284,829	827,058	8,881,109

The accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(a)	Certain Home Office operating expenses are incurred on behalf of our Canadian operations, but are included in the United States operations above as those costs are not allocated internally and generally come under the responsibility of our United States management team.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for fiscal 2007 and 2006.

	52 Weeks Ended September 2, 2007
	First Quarter 12 Weeks	Second Quarter 12 Weeks		Third Quarter 12 Weeks		Fourth Quarter 16 Weeks		Total 52 Weeks
REVENUE
Net sales	$13,852,321	$14,804,696	(a)	$14,341,520	(a)	$20,089,064		$63,087,601
Membership fees	299,303	307,320		317,735		388,196	(d)	1,312,554

Total revenue	14,151,624	15,112,016		14,659,255		20,477,260		64,400,155
OPERATING EXPENSES
Merchandise costs	12,388,958	13,251,752	(b)	12,877,587	(b)	17,931,405		56,449,702
Selling, general and administrative	1,382,467	1,487,991	(c)	1,432,650		1,969,988		6,273,096
Preopening expenses	22,727	7,486		9,022		15,928		55,163
Provision for impaired assets and closing costs, net	4,332	3,459		931		4,886		13,608

Operating income	353,140	361,328		339,065		555,053		1,608,586
OTHER INCOME (EXPENSE)
Interest expense	(2,140)	(3,620)		(26,016)		(32,303)		(64,079)
Interest income and other	27,111	36,526		42,838		59,009		165,484

INCOME BEFORE INCOME TAXES	378,111	394,234		355,887		581,759		1,709,991
Provision for income taxes	141,225	144,756		131,901		209,337		627,219

NET INCOME	$236,886	$249,478		$223,986		$372,422		$1,082,772

NET INCOME PER COMMON SHARE:
Basic	$0.52	$0.55		$0.50		$0.85		$2.42

Diluted	$0.51	$0.54		$0.49		$0.83		$2.37

Shares used in calculation (000’s)
Basic	458,873	450,901		445,471		438,449		447,659
Diluted	467,836	461,575		455,889		448,733		457,641
Dividends per share	$0.130	$0.130		$0.145		$0.145		$0.55

(a)	Includes a $224,384 and $228,169 decrease to net sales in the second and third quarter of fiscal 2007, respectively, to reflect a change in the reserve for estimated sales returns (See Note 1- Revenue Recognition).

(b)	Includes a $176,313 and $181,977 decrease to merchandise costs in the second and third quarter of fiscal 2007, respectively, to reflect a change in the reserve for estimated sales returns (See Note 1- Revenue Recognition).

(c)	Includes a $46,215 charge related to protecting employees from adverse tax consequences resulting from the Company’s internal review of its historical stock option grant practices in fiscal 2006 of certain stock options (See Note 6).

(d)	Includes a $56,183 decrease to membership fees to adjust for a change in method of applying an accounting principle and for cumulative timing errors related to the calculation of deferred membership income (See Note 1- Revenue Recognition).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data) (Continued)

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

Note 14—Subsequent Event

On October 17, 2007, the Company’s wholly-owned Japanese subsidiary issued promissory notes through a private placement in the aggregate amount of $55,400, bearing interest at 2.695%. Interest is payable semi-annually and principal is due in October 2017.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (1)

3.2	Bylaws of the registrant (2)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of it’s long-term debt instruments

10.1	Costco Wholesale Executive Health Plan (10)

10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (3)

10.1.2	Amendments to Stock Option Plan, 1995 (4)

10.1.3	Amendments to Stock Option Plan, 1997 (5)

10.1.4	Amendments to Stock Option Plan, 2000 (2)

10.1.5	Amendments to Stock Option Plan, 2002 (6)

10.1.6	Costco Wholesale Corporation 2002 Stock Incentive Plan (6)

10.1.7	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation (9)

10.1.8	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement—Employee (11)

10.1.9	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement—Non-Executive Director (11)

10.1.10	Amendment to Second Restated 2002 Stock Incentive Plan (14)

10.2	Form of Indemnification Agreement (7)

10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995 (8)

10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation (12)

10.6.2	Fiscal 2007 Executive Bonus Plan (13)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a) – 14(a) Certifications

32.1	Section 1350 Certifications

1.	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

2.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

3.	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

4.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

5.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

6.	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

7.	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

8.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 1, 1996.

9.	Incorporated by reference to the exhibits filed as part of the Registration Statement filed by Costco Wholesale Corporation on Form S-8 (File No. 333-129172) dated October 21, 2005.

10.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal first quarter ended November 20, 2005.

11.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 7, 2006.

12.	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated September 22, 2006.

13.	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated October 19, 2006.

14.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal second quarter ended February 18, 2007.