Form 10-K/A
period 2007-09-02
COSTCO WHOLESALE CORP /NEW
filed 2007-12-21
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K /A

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

EXPLANATORY NOTE

Costco Wholesale Corporation (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended September 2, 2007 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on October 25, 2007, for the purpose of correcting typographical dating errors within the Report of Independent Registered Public Accounting Firm relating to the opinion on our consolidated financial statements.

The information set forth in our financial statements and the footnotes thereto in this Amendment No. 1 has not been modified or updated in any way from the information in our financial statements and the related footnotes included in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the audit opinion referenced above. No other information included in the Form 10-K, including the information set forth in Part I, has been modified or updated in any way.

PART II

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Reports of Independent Registered Public Accounting Firm	4
Consolidated Balance Sheets, as of September 2, 2007 and September 3, 2006	6
Consolidated Statements of Income, for the 52 weeks ended September 2, 2007, the 53 weeks ended September 3, 2006 and the 52 weeks ended August 28, 2005	7
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 52 weeks ended September 2, 2007, the 53 weeks ended September 3, 2006 and the 52 weeks ended August 28, 2005	8
Consolidated Statements of Cash Flows, for the 52 weeks ended September 2, 2007, the 53 weeks ended September 3, 2006 and the 52 weeks ended August 28, 2005	9
Notes to Consolidated Financial Statements	10

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of September 2, 2007 and September 3, 2006, and the results of their operations and their cash flows for the 52-week period ended September 2, 2007, the 53-week period ended September 3, 2006, and the 52-week period ended August 28, 2005, in conformity with U.S. generally accepted accounting principles.

Effective August 29, 2005, the beginning of the Company’s fiscal year ended September 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 2, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 24, 2007 expressed an unqualified opinion on internal control over financial reporting.

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

December 20, 2007

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer