Form 10-Q
period 2007-11-25
COSTCO WHOLESALE CORP /NEW
filed 2007-12-21
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2007

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

The number of shares outstanding of the issuer’s common stock as of December 14, 2007 was 434,757,248.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	November 25, 2007	September 2, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,742,354	$2,779,733
Short-term investments	467,703	575,787
Receivables, net	763,069	762,017
Merchandise inventories	5,773,342	4,879,465
Deferred income taxes and other current assets	555,441	327,151

Total current assets	10,301,909	9,324,153

PROPERTY AND EQUIPMENT
Land	3,109,417	3,009,514
Buildings, leasehold and land improvements	7,432,070	7,035,672
Equipment and fixtures	2,897,762	2,747,243
Construction in progress	194,265	276,087

	13,633,514	13,068,516
Less accumulated depreciation and amortization	(3,713,968)	(3,548,736)

Net property and equipment	9,919,546	9,519,780

OTHER ASSETS	782,614	762,653

	$21,004,069	$19,606,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1,440	$53,832
Accounts payable	6,168,251	5,124,990
Accrued salaries and benefits	1,243,918	1,226,666
Accrued sales and other taxes	260,738	267,920
Deferred membership fees	751,210	692,176
Current portion of long-term debt	35,358	59,905
Other current liabilities	1,232,840	1,156,264

Total current liabilities	9,693,755	8,581,753
LONG-TERM DEBT, excluding current portion	2,182,308	2,107,978
DEFERRED INCOME TAXES AND OTHER LIABILITIES	295,118	224,197

Total liabilities	12,171,181	10,913,928

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	70,477	69,317
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 434,962,000 and 437,013,000 shares issued and outstanding	2,175	2,185
Additional paid-in capital	3,197,235	3,118,224
Accumulated other comprehensive income	477,520	370,589
Retained earnings	5,085,481	5,132,343

Total stockholders’ equity	8,762,411	8,623,341

	$21,004,069	$19,606,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended
	November 25, 2007	November 26, 2006
REVENUE
Net sales	$15,471,500	$13,852,321
Membership fees	338,030	299,303

Total revenue	15,809,530	14,151,624
OPERATING EXPENSES
Merchandise costs	13,823,511	12,388,958
Selling, general and administrative	1,569,594	1,382,467
Preopening expenses	21,492	22,727
Provision for impaired assets and closing costs, net	79	4,332

Operating income	394,854	353,140
OTHER INCOME (EXPENSE)
Interest expense	(22,968)	(2,140)
Interest income and other	33,277	27,111

INCOME BEFORE INCOME TAXES	405,163	378,111
Provision for income taxes	143,182	141,225

NET INCOME	$261,981	$236,886

NET INCOME PER COMMON SHARE:
Basic	$0.60	$0.52

Diluted	$0.59	$0.51

Shares used in calculation (000’s)
Basic	435,090	458,873
Diluted	445,717	467,836
Dividends per share	$0.145	$0.130

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	12 Weeks Ended
	November 25, 2007	November 26, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$261,981	$236,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,494	126,976
Stock-based compensation	38,150	32,253
Undistributed equity earnings in joint ventures	(7,012)	(5,233)
Net (gain) / loss on sale of property and equipment and other	(3,104)	1,556
Accretion of discount on long-term debt	631	644
Excess tax benefit from share based awards	(9,195)	(2,203)
Other non-cash items, net	90	(5,714)
Change in deferred income taxes	(4,343)	(2,730)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	(97,406)	15,202
Increase in merchandise inventories	(839,076)	(806,031)
Increase in accounts payable	788,673	815,884

Total adjustments	8,902	170,604

Net cash provided by operating activities	270,883	407,490

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $14,881 and $19,139 of non-cash capital expenditures in the first fiscal quarters of 2008 and 2007, respectively	(437,067)	(388,800)
Proceeds from the sale of property and equipment	4,731	3,408
Purchases of short-term investments	(42,105)	(315,559)
Maturities of short-term investments	119,692	434,943
Sales of short-term investments	37,023	438,295
Change in other assets and other, net	(7,092)	(15,393)

Net cash (used in) / provided by investing activities	(324,818)	156,894

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in bank checks outstanding	216,778	128,312
Proceeds from/ (repayments of) short-term borrowings, net	(53,281)	13,712
Proceeds from issuance of long-term debt, net	70,555	2,567
Repayment of long-term debt	(31,862)	(1,406)
Change in minority interests	1,160	1,097
Excess tax benefit from share based awards	9,195	2,203
Exercise of stock options	69,491	35,930
Repurchases of common stock	(284,168)	(411,649)

Net cash used in financing activities	(2,132)	(229,234)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,688	(2,988)

Net (decrease) / increase in cash and cash equivalents	(37,379)	332,162
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,779,733	1,510,939

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,742,354	$1,843,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $3,731 and $3,121 interest capitalized in the first fiscal quarters of 2008 and 2007, respectively)	$59,342	$6,168
Income taxes	$64,161	$113,154
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$63,069	$59,358
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$102	$9,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 2, 2007.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At November 25, 2007, Costco operated 494 warehouses: 384 in the United States and four in Puerto Rico; 71 in Canada; 19 in the United Kingdom; six in Japan; five in Korea; and five in Taiwan. The Company’s 50% owned joint venture in Mexico operates an additional 30 warehouses.

The Company, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), adjusted its beginning retained earnings for fiscal 2008 in the accompanying condensed consolidated financial statements. See discussion below for additional information on the adoption of FIN 48.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. The fiscal quarters ended November 25, 2007 and November 26, 2006 included 12 weeks.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail method of accounting and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both November 25, 2007 and September 2, 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Repurchase Programs

Share repurchases are not displayed separately as treasury stock on the consolidated balance sheets in accordance with the Washington Business Corporation Act, which requires the retirement of repurchased shares. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 3 for additional information.

Income Taxes

Effective September 3, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s liability for uncertain tax positions of $6,008. The impact of this adjustment upon adoption was to decrease the beginning balance of retained earnings on the consolidated balance sheet and to increase our liability for uncertain tax positions and related interest by a corresponding amount.

Upon adoption, the Company had approximately $56,352 of gross unrecognized tax benefits. The total amount of such unrecognized tax benefits upon adoption, that, if recognized, would favorably affect the effective income tax rate in future periods was $41,749. Interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties upon adoption were $22,882.

The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. During fiscal 2008, it is reasonably possible that approximately $16,000 of the unrecognized tax benefit will decrease in connection with settlement related to the deductibility of inter-company interest in a foreign jurisdiction. In addition, it is possible that some audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to the audits may differ from settlement amounts. It is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions.

The Company files income tax returns in the United States, various state and local jurisdictions in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2004. The Company is currently subject to examination in Canada for fiscal years 2002 to present and in California for fiscal years 2000 to present. No other examinations are material.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

those fiscal years. In November 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Early adoption is permitted. The Company must adopt these new requirements no later than its first quarter of fiscal 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt these new requirements no later than in its first quarter of fiscal 2010.

The Company is in the process of evaluating the impact that adoption of these standards will have on its future consolidated financial statements.

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

NOTE (2)—LONG-TERM DEBT

During the first quarter of fiscal 2008, $144 in face amount of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 3,000 shares of common stock and during the first quarter of fiscal 2007, $13,420 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 305,000 shares of common stock. These amounts differ from those in the supplemental disclosure of non-cash items in the Statements of Cash Flows due to the related discount and issuance costs.

On October 17, 2007, the Company’s wholly-owned Japanese subsidiary issued promissory notes through a private placement in the aggregate amount of $55,400, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The proceeds were used, in part, to repay the 2.07% Promissory Notes due on October 23, 2007 in the amount of $30,600, and the balance will be used for general corporate purposes.

NOTE (3)—STOCKHOLDERS’ EQUITY

Dividends

The Company’s current quarterly cash dividend rate is $0.145 per share. On November 13, 2007, the Board of Directors declared a quarterly cash dividend of $0.145 per share to shareholders of record on November 30, 2007. The dividend was paid on December 14, 2007.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

In the first quarter of fiscal 2008, the Company purchased 4,389,000 shares at an average price of $61.77, for a total amount of $271,118. During the first quarter of fiscal 2007, the Company purchased 8,275,000 shares at an average price of $51.36 for a total amount of $424,959. These amounts differ from the stock repurchase balances in the statements of cash flows due to repurchases that are accrued at the end of each period.

In September and November 2007, the Board of Directors approved an additional $300,000 and $1,000,000, respectively, for stock repurchases, expiring in 2010. At November 25, 2007, the Company had $1,675,246 available for additional share repurchases.

Comprehensive Income

Comprehensive income includes net income plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments, and their related tax affects.

NOTE (3)—STOCKHOLDERS’ EQUITY (Continued)

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Unrealized gain on short term investments	$4,288	$2,831
Tax provision	(1,546)	(1,049)

Unrealized gain on short-term investments, net of tax	2,742	1,782
Foreign currency translation adjustment and other	102,846	(9,248)
Tax benefit on translation gain in relation to earnings subject to repatriation	1,343	1,155

Comprehensive income adjustments, net	106,931	(6,311)
Net income	261,981	236,886

Total comprehensive income	$368,912	$230,575

NOTE (4)—STOCK-BASED COMPENSATION PLANS

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans, and since the fourth quarter of fiscal 2006, the Company has granted restricted stock units (RSUs) under the Second Restated 2002 Plan. Stock options and RSUs generally vest over five years and stock options have a ten-year term. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Compensation expense for all stock-based awards granted subsequent to fiscal 2002 is recognized using the straight-line method. SFAS 123R requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures), and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and RSUs generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the twelve weeks ended November 25, 2007:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at September 3, 2007	30,088	$39.26
Granted	—	—
Exercised	(1,832)	38.25
Forfeited or expired	(31)	41.22

Outstanding at November 25, 2007	28,225	$39.33	5.18	$780,243

Exercisable at November 25, 2007	17,990	$38.49	4.26	$512,350

(1)	The difference between the original exercise price and market value at November 25, 2007.

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

Tax benefits and intrinsic value related to stock options exercised during the first quarter of fiscal year 2007 and 2006 are provided in the following table:

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Actual tax benefit realized for stock options exercised	$16,443	$7,059
Intrinsic value of stock options exercised	$52,512	$21,518

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

While the Company is still examining the availability of similar alternatives for employees outside the United States, the Company recorded $38,300 in selling, general and administrative (SG&A) expense in the second quarter of fiscal 2007 for the estimated charge to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. This amount primarily relates to options exercised from 2004 through the end of the first quarter of fiscal 2007 and represents the estimated payment the Company would make to compensate employees for expected disallowance of the deduction previously allowed for options exercised. The Company has since increased the liability by $3,805 for options exercised subsequent to the second quarter of fiscal 2007 and through the end of the first quarter of fiscal 2008.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees, non-employee directors, and consultants, which generally vest over five years and three years respectively; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. Accordingly, the fair value of RSUs is the quoted market value of the Company’s common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At November 25, 2007, 4.6 million RSUs were available to be granted under the Second Restated 2002 Plan.

The following awards were outstanding as of November 25, 2007:

•	6,322,300 shares of time-based RSUs in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

NOTE (4)—STOCK-BASED COMPENSATION PLANS (Continued)

•

282,500 performance RSUs granted to certain executive officers of the Company. The performance targets have been met. Further restrictions lapse upon achievement of continued employment over a specified period of time.

•	305,000 RSUs to be granted to executive officers of the Company upon the achievement of specified performance targets. These awards are not included in the table below.

The following table summarizes RSU transactions during the twelve weeks ended November 25, 2007:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 3, 2007	4,779	$50.63
Granted	2,532	64.92
Vested	(688)	50.45
Forfeited	(18)	53.82

Non-vested at November 25, 2007	6,605	$56.12

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under our plans:

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Stock options	$17,981	$21,413
Restricted stock units	20,169	10,840

Total stock-based compensation expense before income taxes	38,150	32,253
Income tax benefit	12,500	10,786

Total stock-based compensation expense, net of income tax	$25,650	$21,467

The remaining unrecognized compensation cost related to non-vested RSUs at November 25, 2007, was $343,439 and the weighted-average period of time over which this cost will be recognized is 4.3 years. The remaining unrecognized compensation cost related to unvested stock options at November 25, 2007, was $122,248, and the weighted-average period of time over which this cost will be recognized is 2.0 years.

NOTE (5)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Net income available to common stockholders used in basic net income per share	$261,981	$236,886
Interest on convertible notes, net of tax	246	403

Net income available to common stockholders after assumed conversions of dilutive securities	$262,227	$237,289

Weighted average number of common shares used in basic net income per share (000’s)	435,090	458,873
Stock options and restricted stock units (000’s)	9,093	6,279
Conversion of convertible notes (000’s)	1,534	2,684

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	445,717	467,836

Anti-dilutive stock options and RSUs (000’s)	—	10,721

NOTE (6)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. Class certification proceedings are ongoing in Randall. Williams has been stayed pending the class certification outcome in Randall.

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

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that Costco’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. Elizabeth Alvarado v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-06-04015-MJJ. Discovery is ongoing.

Claims in these four actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of

NOTE (6)—COMMITMENTS AND CONTINGENCIES (Continued)

1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted on January 11, 2007. On May 11, 2007, the United States Court of Appeal for Ninth Circuit granted a petition to hear Costco’s appeal of the certification. Proceedings in the district court have been stayed during the appeal.

Class actions stated to have been brought on behalf of certain present and former Costco members. In Barmak v. Costco Wholesale Corp.,et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. The Court denied the Company’s motion to dismiss the complaint in which the Company had asked that the challenged practice, while it was still in effect, was appropriately disclosed to Executive Members. On August 31, 2007, the Court certified a nationwide class in respect of the breach of contract claim and a California class for the remaining claims.

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (commenced in the Superior Court for the County of Los Angeles and removed to the United States District Court for the Central District of California), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. Proceedings concerning class certification are ongoing in Dupler.

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., ,v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al. v. B. P. America Corp., et al., Case No. 07-

NOTE (6)—COMMITMENTS AND CONTINGENCIES (Continued)

1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. Proceedings are continuing concerning a motion to dismiss a consolidated complaint.

Mimi Serna, Timothy Herrock, et al. v. Costco Wholesale Corp., Case No. 2:07-CV-1491-AHM (JWJx). This is a consumer class action filed in March 2007 in the United States District Court for the Central District of California alleging willful violations of the 15 U.S.C. §1681c(g) of the Fair Credit Reporting Act (FCRA). Section 1681c(g), enacted December 4, 2003, provides that “no person that accepts credit cards or debit cards for the transaction of business shall print more than the last five digits of the card number or the expiration date upon any receipt provided to the cardholder at the point of the sale or transaction.” Plaintiffs allege that, on or after January 1, 2005, Costco printed the expiration date and/or more than the last five digits of their credit card or debit card number on electronically printed receipts provided at the point of sale involving transactions at Costco’s gasoline dispensers throughout the United States. The lawsuit seeks statutory damages, punitive damages, and attorneys’ fees. Class certification proceedings are ongoing.

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Costco has not yet responded to the complaints; Aurora has maintained that it has held and continues to hold valid organic certifications. The complaints seek, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys’ fees.

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. If the EPA determines that violations have occurred, substantial penalties may be levied. At this time the Company cannot reasonably estimate any loss that might arise from this matter.

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

	United States Operations (a)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 25, 2007
Total revenue	$12,310,166	$2,405,805	$1,093,559	$15,809,530
Operating income	271,457	92,147	31,250	394,854
Depreciation and amortization	110,303	20,066	11,125	141,494
Capital expenditures	329,128	77,062	30,877	437,067
Property and equipment, net	7,565,421	1,379,965	974,160	9,919,546
Total assets	16,358,481	2,676,835	1,968,753	21,004,069
Net assets	6,356,249	1,288,327	1,117,835	8,762,411
Twelve Weeks Ended November 26, 2006
Total revenue	$11,243,562	$1,968,818	$939,244	$14,151,624
Operating income	252,747	76,065	24,328	353,140
Depreciation and amortization	101,475	15,636	9,865	126,976
Capital expenditures	308,555	60,688	19,557	388,800
Property and equipment, net	6,891,662	1,058,669	881,487	8,831,818
Total assets	14,445,335	2,206,838	1,763,001	18,415,174
Net assets	6,804,450	1,182,858	984,678	8,971,986
Year Ended September 2, 2007
Total revenue	$51,532,178	$8,723,562	$4,144,415	$64,400,155
Operating income	1,216,517	287,045	105,024	1,608,586
Depreciation and amortization	449,338	72,915	44,132	566,385
Capital expenditures	1,104,461	206,840	74,398	1,385,699
Property and equipment	7,357,160	1,237,031	925,589	9,519,780
Total assets	15,543,357	2,279,453	1,783,776	19,606,586
Net assets	6,417,458	1,157,640	1,048,243	8,623,341

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 2, 2007, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(a)	Certain home office operating expenses are incurred on behalf of our Canadian operations, but are included in the United States operations above as those costs are not allocated internally and generally come under the responsibility of our United States management team.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, ability to attract, train and retain highly qualified employees, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the rising cost of petroleum-based products and fuel and energy costs), privacy and information security of member related information, geopolitical conditions and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission (SEC).

This management discussion should be read in conjunction with the management discussion included in our fiscal 2007 annual report on Form 10-K previously filed with the SEC.

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

Key items for the first quarter of fiscal 2008 included:

•

Net sales increased 11.7% over the prior year, driven by an increase in comparable sales (sales in warehouses open for at least one year) of 8% and the opening of 24 new warehouses (28 opened and 4 closed due to relocations) since the end of the first quarter of fiscal year 2007;

•

Membership fees increased 12.9% to $338.0 million, primarily due to the $5 increase in our annual membership fee in the second half of fiscal 2006 for non-Executive members, as well as increased penetration of our Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased nine basis points over the prior year’s first quarter;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 17 basis points over the prior year’s first quarter;

•	Net income increased 10.6% to $262.0 million from $236.9 million in the first quarter of fiscal 2007;

•	Net income per diluted share increased 15.7% to $0.59 per diluted share, compared to $0.51 per diluted share in the first quarter of fiscal 2007;

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.145 per share; and

•	We repurchased 4.4 million shares of our common stock, totaling approximately $271.1 million, at an average cost of $61.77 per share.

Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

Net Sales

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Net sales	$15,471,500	$13,852,321
Increase in comparable warehouse sales	8.0%	4.0%

Net sales increased 11.7% to $15.47 billion during the first quarter of fiscal 2007, from $13.85 billion during the first quarter of fiscal 2007. The $1.62 billion increase in net sales is comprised of $1.11 billion from the increase in comparable warehouse sales and $511.6 million primarily from sales at 24 new warehouses opened (28 opened and 4 closed due to relocations) since the end of the first quarter of fiscal 2007. Significantly stronger foreign currencies, particularly in Canada and the United Kingdom, positively impacted net sales by approximately $355.5 million, or 260 basis points.

Changes in prices of merchandise, with the exception of gasoline prices, did not materially affect the sales increase. Gasoline sales contributed to the $1.62 billion net sales growth by approximately $308.3 million, with approximately $210.7 million of this increase related to the increase in gasoline sales prices, which, on average, increased approximately 21% over the first quarter of fiscal 2007.

Most of the comparable sales growth was derived from increased amounts spent by members visiting our warehouses and increases in frequency of shopping. Gasoline sales positively impacted comparable warehouse sales growth by approximately $245.4 million, or 180 basis points. Significantly stronger foreign currencies, particularly in Canada and the United Kingdom, positively impacted comparable sales by approximately $339.4 million, or 250 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Membership fees	$338,030	$299,303
Membership fees as a percent of net sales	2.19%	2.16%
Total cardholders	51,000	48,500

Membership fees increased 12.9% to $338.0 million, or 2.19% of net sales, in the first quarter of fiscal 2008 from $299.3 million, or 2.16% of net sales, in the first quarter of fiscal 2007. The increase was primarily due to the $5 increase in our annual membership fee in the second half of fiscal 2006 for non-Executive members, additional membership sign-ups at the 24 new warehouses opened since the first quarter of fiscal 2007 and increased penetration of the higher-fee Executive Membership program. Our member renewal rate, currently at 86%, is consistent with recent years.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Gross Margin	$1,647,989	$1,463,363
Gross margin as a percent of net sales	10.65%	10.56%

Gross margin was $1.65 billion, or 10.65% of net sales, in the first quarter of fiscal 2008, compared to $1.46 billion or 10.56% of net sales, in the first quarter of fiscal 2007. The net nine basis point increase in gross margin as a percentage of net sales reflected an increase of 44 basis points in our core merchandise categories, particularly food and sundries, hardlines and fresh foods, which included a three basis point increase relating to improvement in our sales returns reserve. This increase was offset by a net decrease of 30 basis points related to our ancillary businesses, primarily our gasoline business. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by five basis points.

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Selling, general and administrative expense (SG&A)	$1,569,594	$1,382,467
SG&A as a percent of net sales	10.15%	9.98%

SG&A expenses were $1.57 billion, or 10.15% of net sales, during the first quarter of fiscal 2008, compared to $1.38 billion, or 9.98% of net sales, during the first quarter of fiscal 2007. Warehouse operating and central administrative costs negatively impacted SG&A comparisons as a percent of net sales by approximately eight basis points, primarily related to payroll and benefits. Additionally, in the first quarter of fiscal 2008, we accrued approximately $9 million, or six basis points, for compensation adjustments we intend to make to employees enrolled in our medical and dental plans related to a decision to share a portion of the health plan’s savings that we achieved, beyond what was expected in fiscal 2007. Another three basis points of the increase, as a percentage of net sales, related to an increase in our contingent liability recorded as a result of our plan to mitigate the potential adverse tax consequences related to certain stock options held and previously exercised by employees outside the United States.

Preopening Expenses

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Preopening expenses	$21,492	$22,727

Warehouse openings	10	12
Relocations	(4)	—

Warehouse openings, net of relocations	6	12

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Preopening expenses include costs incurred for startup operations related to new warehouses, warehouse remodel projects and the expansion of ancillary operations at existing warehouses. Preopening expenses per warehouse opening can vary due to the timing of the opening relative to our fiscal quarter end, whether the warehouse is owned or leased, whether the opening is in an existing, new or international market as well as the number and magnitude of warehouse remodel projects.

Preopening expenses totaled $21.5 million during the first quarter of fiscal 2008 compared to $22.7 million during the first quarter of fiscal 2007. The decrease is largely due to opening fewer warehouses in the first quarter of 2008 compared to the first quarter of fiscal 2007.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Warehouse closing expenses	$2,684	$3,713
Impairment of long-lived assets	592	—
Net (gains)/losses on sale of real property	(3,197)	619

Provision for impaired assets and closing costs, net	$79	$4,332

The provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and losses or gains resulting from the sale of real property.

Interest Expense

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Interest Expense	$22,968	$2,140

Interest expense totaled $23.0 million in the first quarter of fiscal 2008 compared to $2.1 million in the first quarter of fiscal 2007. The increase in interest expense for the first quarter of fiscal 2008 compared to first quarter of fiscal 2007 resulted primarily from the additional interest incurred related to the issuance of our $900 million of 5.3% and $1.1 billion of 5.5% Senior Notes (2007 Senior Notes) in the third quarter of fiscal 2007.

Interest Income and Other

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Interest income	$26,099	$20,608
Earnings of affiliates	7,171	5,608
Minority interest and other	7	895

Interest income and other	$33,277	$27,111

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest income and other totaled $33.3 million in the first quarter of fiscal 2008 compared to $27.1 million in the first quarter of fiscal 2007. This increase is largely due to the increase in our cash and cash equivalents and short-term investments resulting from increased cash flows from operations and the proceeds from the issuance of the 2007 Senior Notes, as well as an increase in the earnings of affiliates, primarily our investment in Costco Mexico (a 50%-owned joint venture).

Provision for Income Taxes

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Income tax expense	$143,182	$141,225
Effective tax rate	35.34%	37.35%

The effective income tax rate on earnings was 35.34% in the first quarter of fiscal 2008, compared to 37.35% in the first quarter of fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 was positively impacted by certain positive discrete items of approximately $7.7 million, which are not expected to reoccur. Excluding these discrete items, the effective tax rate for the first quarter of fiscal 2008 was 37.24%, which is consistent with the effective tax rate currently expected for fiscal 2008.

Net Income

	12 Weeks Ended
	November 25, 2007	November 26, 2006
Net income	$261,981	$236,886
Diluted net income per share	$0.59	$0.51
Shares used to calculate diluted net income per common share	445,717	467,836

Net income for the first quarter of fiscal 2008 increased to $262.0 million, or $0.59 per diluted share, from $236.9 million, or $0.51 per diluted share, during the first quarter of fiscal 2007, representing a 15.70% increase in diluted net income per share. Since the end of the first quarter of fiscal 2007, we have repurchased 32.5 million shares of common stock, favorably impacting net income per diluted share in the first quarter of fiscal 2008 by approximately $0.03.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	November 25, 2007	September 2, 2007
Cash and cash equivalents	$2,742,354	$2,779,733
Short-term investments	467,703	575,787

Total	$3,210,057	$3,355,520

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3.21 billion and $3.36 billion at November 25, 2007 and September 2, 2007, respectively. Of these balances, approximately

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$766.0 million and $655.2 million at November 25, 2007 and September 2, 2007, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close. The decrease in our most liquid assets of $145.5 million to $3.21 billion at November 25, 2007 was due primarily to the acquisition of property and equipment related to warehouse expansion and the expenditure for the repurchase of our common stock, offset by cash provided from operating activities and an increase in bank checks outstanding.

The markets for certain money fund investments within our cash and cash equivalents portfolio have been experiencing some uncertainty. On December 6, 2007, one of our money fund investments, totaling approximately $180.0 million, changed to a floating net asset value slightly below one dollar per share. Although future market conditions cannot be predicted, we currently believe that we have no material loss exposure in our cash and cash equivalents portfolio or that we will experience a detriment to our overall liquidity.

Net cash provided by operating activities totaled $270.9 million in the first quarter of fiscal 2008 compared to $407.5 million in the first quarter of fiscal 2007. The decrease of $136.6 million was primarily attributable to a $200.0 million increase in prepaid insurance resulting from a prepayment for certain employee health care costs.

Net cash used in investing activities totaled $324.8 million in the first quarter of 2008 compared to $156.9 million provided in the first quarter of fiscal 2007, an increase of $481.7 million. The increase in investing activities relates primarily to a decrease in cash provided by the net investment in short-term investments of $443.1 million, as investments were sold in the first quarter of fiscal 2007, primarily to fund our stock repurchase activity and increased capital expenditures. In the first quarter of fiscal 2008, a lower level of cash was required for these activities due to the issuance of the 5.5% and 5.3% Senior Notes in February 2007.

Net cash used in financing activities totaled $2.1 million in the first quarter of fiscal 2008, compared to $229.2 million in the first quarter of fiscal 2007, a decrease of $227.1 million. The decrease in cash used in financing activities relates primarily to a decrease in the cash used for the repurchase of common stock. In the first quarter of fiscal 2008, we repurchased common stock using $284.2 million of cash, compared to $411.6 million in the first quarter of fiscal 2007.

Dividends

Our current quarterly cash dividend rate is $0.145 per share or $0.58 per share on an annualized basis. On November 13, 2007, our Board of Directors declared a quarterly cash dividend of $0.145 per share for shareholders of record on November 30, 2007. The dividend was paid on December 14, 2007.

Expansion Plans

Our primary requirement for capital is the domestic and international financing of land, building and equipment costs for new and remodeled warehouses, plus the costs of initial warehouse operations and working capital requirements. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is our current intention to spend approximately $1.6 billion to $1.8 billion during fiscal 2008 for real estate, construction, remodeling and equipment for warehouse clubs and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and the use of cash and cash equivalents and short-term investments. Through the end of the first quarter of fiscal 2008, we spent approximately $437.1 million.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of

Operations (Continued)

We opened 10 new warehouses, including four relocations, in the first quarter of fiscal 2008. Expansion plans during the remainder of fiscal 2008 are to open an additional 24 to 26 new warehouses, inclusive of four to six relocations to larger and better-located facilities.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

The following table sets forth our bank credit facilities and commercial paper programs as of November 25, 2007 (amounts in thousands):

					Credit Line Usage as of 11/25/2007
Entity	Facility Description	Expiration Date	Total of all Credit Facilities		Stand-by Letters of Credit / Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing	Available Credit	Applicable Interest Rate
US	Uncommitted Stand By Letter of Credit	N/A	$24,810	(4)	$24,810	$—	$—	$—	N/A

US	Uncommitted Commercial Letter of Credit	N/A	210,000	(4)	—	3,710	—	206,290	N/A

Canada (1)	Commercial Paper Program	N/A	202,470		—	—	—	202,470	4.85%

Canada (1)	Revolving Credit	March 2008	121,482	(4)	25,287	—	—	96,195	4.55%

Japan (2)	Revolving Credit	February 2008	41,667	(4)	9,259	—	—	32,408	1.02%

Japan (2)	Revolving Credit	February 2008	32,407	(4)	—	—	—	32,407	1.04%

Korea	Multi Purpose Line	March 2008	12,901	(4)	1,633	245	—	11,023	6.28%

Taiwan	Multi Purpose Line	January 2008	9,282	(4)	743	—	—	8,539	4.50%

Taiwan	Revolving Credit	July 2008	15,470	(4)	4,131	—	—	11,339	4.56%

Taiwan	Revolving Credit	March 2008	9,282	(4)	—	—	—	9,282	4.51%

United Kingdom	Revolving Credit	February 2010	82,260		—	—	—	82,260	6.32%

United Kingdom	Uncommitted Money Market Line	May 2008	41,130		—	—	1,440	39,690	6.08%

United Kingdom	Overdraft Line	May 2008	71,978		—	—	—	71,978	6.75%

United Kingdom (3)	Letter of Guarantee	N/A	7,396	(4)	7,396	—	—	—	N/A

United Kingdom	Commercial Letter of Credit	N/A	4,113	(4)	—	267	—	3,846	N/A

	Total		$886,648		$73,259	$4,222	$1,440	$807,727

(1)	Our wholly-owned Canadian subsidiary has a commercial paper program supported by a revolving credit facility, which we guarantee.

(2)	Our wholly-owned Japanese subsidiary has a revolving credit facility, which we guarantee.

(3)	The letter of guarantee is fully cash collateralized by the United Kingdom subsidiary.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)	We have letter of credit facilities (for commercial and standby letters of credit) totaling $488.8 million. The outstanding commitments under these facilities at November 25, 2007 totaled $77.5 million, including $73.3 million in standby letters of credit.

Financing Activities

During the first quarter of fiscal 2008, $0.1 million in face amount of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) were converted by note holders into 3,000 shares of common stock. During the first quarter of fiscal 2007, $13.4 million in face amount of our Zero Coupon Notes were converted by note holders into 305,000 shares of common stock.

On October 17, 2007, our wholly-owned Japanese subsidiary issued promissory notes through a private placement, in the aggregate amount of $55.4 million, bearing interest at 2.695%. Interest is payable semi-annually and principal is due in October 2017. The proceeds were used, in part, to repay the 2.07% Promissory Notes due on October 23, 2007 in the amount of $30.6 million, and the balance will be used for general corporate purposes.

Derivatives

We have limited involvement with derivative financial instruments and use them only to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount, which approximates the fair value, of foreign exchange contracts outstanding was $69.5 million and $75.0 million at November 25, 2007 and September 2, 2007, respectively. The mark-to-market adjustment related to these contracts was $0.3 million and $0.9 million at November 25, 2007 and September 2, 2007, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Stock Repurchase Programs

During the first quarter of fiscal 2008, we repurchased 4.4 million shares of our common stock at an average price of $61.77, totaling approximately $271.1 million. During the first quarter of fiscal 2007, we repurchased 8.3 million shares, at an average price of $51.36, for a total amount of $425.0 million. In September 2007 and November 2007, our Board of Directors approved an additional $300.0 million and $1.0 billion respectively, of stock repurchases, both expiring in 2010. The remaining amount available for stock repurchases under the approved plans was approximately $1.68 billion at November 25, 2007. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. A summary of our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended September 2, 2007. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 2, 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We must adopt these new requirements no later than our first quarter of fiscal 2009. Early adoption is permitted.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We must adopt these new requirements in our first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We must adopt these new requirements no later than our first quarter of fiscal 2010.

We are in the process of evaluating the impact that adoption of these statements will have on our future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended September 2, 2007.

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

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 2, 2007. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2008 (amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
September 3—September 30, 2007	2,575,971	$59.49	2,575,971	$793,128,272
October 1—October 28, 2007	989,220	63.97	989,220	729,847,641
October 29—November 25, 2007	823,926	66.27	823,926	1,675,246,284

Total First Quarter	4,389,117	$61.77	4,389,117

(1)	Monthly information is presented by reference to our fiscal periods during the first quarter of fiscal 2008.

(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by a Board authorization to repurchase shares of common stock of $2 billion authorized in July 2006 and expiring in July 2009; and $300 million and $1 billion authorized in September 2007 and November 2007, respectively, both of which expire in 2010.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.6.2	Fiscal 2008 Executive Bonus Plan (1)

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

(1)	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated November 13, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 20, 2007	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: December 20, 2007	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer