Form 10-Q
period 2008-02-17
COSTCO WHOLESALE CORP /NEW
filed 2008-03-28
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 17, 2008

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

The number of shares outstanding of the issuer’s common stock as of March 16, 2008 was 433,256,963

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	February 17, 2008	September 2, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,267,381	$2,779,733
Short-term investments	832,966	575,787
Receivables, net	815,220	762,017
Merchandise inventories	5,235,648	4,879,465
Deferred income taxes and other current assets	518,190	327,151

Total current assets	9,669,405	9,324,153

PROPERTY AND EQUIPMENT
Land	3,134,361	3,009,514
Buildings, leasehold and land improvements	7,496,626	7,035,672
Equipment and fixtures	2,996,658	2,747,243
Construction in progress	242,895	276,087

	13,870,540	13,068,516
Less accumulated depreciation and amortization	(3,822,598)	(3,548,736)

Net property and equipment	10,047,942	9,519,780

OTHER ASSETS	951,530	762,653

	$20,668,877	$19,606,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$103,479	$53,832
Accounts payable	5,338,177	5,124,990
Accrued salaries and benefits	1,318,013	1,226,666
Accrued sales and other taxes	280,629	267,920
Deferred membership fees	775,684	692,176
Current portion of long-term debt	34,455	59,905
Other current liabilities	1,318,652	1,156,264

Total current liabilities	9,169,089	8,581,753
LONG-TERM DEBT, excluding current portion	2,181,919	2,107,978
DEFERRED INCOME TAXES AND OTHER LIABILITIES	297,908	224,197

Total liabilities	11,648,916	10,913,928

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	73,570	69,317
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 434,230,000 and 437,013,000 shares issued and outstanding	2,171	2,185
Additional paid-in capital	3,278,580	3,118,224
Accumulated other comprehensive income	429,990	370,589
Retained earnings	5,235,650	5,132,343

Total stockholders’ equity	8,946,391	8,623,341

	$20,668,877	$19,606,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
REVENUE
Net sales	$16,616,962	$14,804,696	$32,088,462	$28,657,017
Membership fees	342,924	307,320	680,954	606,623

Total revenue	16,959,886	15,112,016	32,769,416	29,263,640
OPERATING EXPENSES
Merchandise costs	14,833,189	13,251,752	28,656,700	25,640,710
Selling, general and administrative	1,615,531	1,487,991	3,185,125	2,870,458
Preopening expenses	9,699	7,486	31,191	30,213
Provision for impaired assets and closing costs, net	(2,865)	3,459	(2,786)	7,791

Operating income	504,332	361,328	899,186	714,468
OTHER INCOME (EXPENSE)
Interest expense	(23,471)	(3,620)	(46,439)	(5,760)
Interest income and other	40,604	36,526	73,881	63,637

INCOME BEFORE INCOME TAXES	521,465	394,234	926,628	772,345
Provision for income taxes	193,615	144,756	336,797	285,981

NET INCOME	$327,850	$249,478	$589,831	$486,364

NET INCOME PER COMMON SHARE:
Basic	$0.75	$0.55	$1.36	$1.07

Diluted	$0.74	$0.54	$1.33	$1.05

Shares used in calculation (000’s)
Basic	434,779	450,901	434,934	454,884
Diluted	444,925	461,575	445,148	465,149
Dividends per share	$0.145	$0.13	$0.29	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	24 Weeks Ended
	February 17, 2008	February 18, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$589,831	$486,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,542	258,595
Stock-based compensation	80,296	64,899
Undistributed equity earnings in joint ventures	(20,731)	(17,099)
Net (gain) / loss on sale of property and equipment and other	(3,642)	1,397
Accretion of discount on long-term debt	1,260	1,261
Excess tax benefit from share based awards	(14,519)	(9,981)
Realized and other than temporary impairment loss on investments	2,773	—
Other non-cash items, net	5,406	(5,867)
Change in deferred income taxes	(19,972)	(21,546)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	111,191	43,025
Increase in merchandise inventories	(319,365)	(365,667)
Increase in accounts payable	154,318	290,534

Total adjustments	263,557	239,551

Net cash provided by operating activities	853,388	725,915

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $39,239 and $14,186 of non-cash capital expenditures in the first half of fiscal 2008 and 2007, respectively	(778,760)	(661,741)
Proceeds from the sale of property and equipment	10,476	5,046
Purchases of short-term investments	(655,192)	(544,583)
Maturities of short-term investments	522,367	743,846
Sales of short-term investments	93,800	465,852
Change in other assets and other, net	(19,922)	(19,112)
Investments transferred from cash and cash equivalents	(371,062)	—

Net cash used in investing activities	(1,198,293)	(10,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in bank checks outstanding	61,245	125,068
Proceeds from short-term borrowings, net	50,008	81,484
Proceeds from issuance of long-term debt, net	72,269	2,567
Repayment of long-term debt	(35,219)	(3,362)
Cash dividend payments	(63,055)	(59,358)
Change in minority interests	4,253	2,789
Excess tax benefit from share based awards	14,519	9,981
Exercise of stock options	119,132	113,555
Repurchases of common stock	(407,015)	(918,756)

Net cash used in financing activities	(183,863)	(646,032)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,416	(8,225)

Net (decrease) / increase in cash and cash equivalents	(512,352)	60,966
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,779,733	1,510,939

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,267,381	$1,571,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $7,127 and $5,246 interest capitalized in the first half of fiscal 2008 and 2007, respectively)	$56,613	$4,940
Income taxes	$285,603	$401,194
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$62,963	$58,341
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$202	$14,143

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At February 17, 2008, Costco operated 501 warehouses: 385 in the United States and four in Puerto Rico; 75 in Canada; 19 in the United Kingdom; seven in Japan; six in Korea; and five in Taiwan. The Company’s 50%-owned unconsolidated joint venture in Mexico operates an additional 30 warehouses.

In connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), the Company adjusted its beginning retained earnings for fiscal 2008 in the accompanying condensed consolidated financial statements. See discussion below under “Income Taxes” for additional information on FIN 48.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. The fiscal quarters ended February 17, 2008 and February 18, 2007 included 12 weeks.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both February 17, 2008 and September 2, 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Repurchase Programs

Shares repurchased are not displayed separately as treasury stock on the consolidated balance sheets in accordance with the Washington Business Corporation Act, which requires the retirement of repurchased shares. The par value of repurchased shares is deducted from common stock, and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 4 for additional information.

Income Taxes

Effective September 3, 2007, the Company adopted FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s liability for uncertain tax positions of $6,008. The impact of this adjustment upon adoption was to decrease the beginning balance of retained earnings on the consolidated balance sheet and to increase our liability for uncertain tax positions and related interest by a corresponding amount.

Upon adoption of FIN 48, the Company had approximately $56,352 of gross unrecognized tax benefits. The total amount of such unrecognized tax benefits upon adoption, that, if recognized, would favorably affect the effective income tax rate in future periods was $41,749. Interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties upon adoption were $22,882.

The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. During fiscal 2008, it is reasonably possible that approximately $16,000 of the unrecognized tax benefit will decrease in connection with a settlement related to the deductibility of inter-company interest in a foreign jurisdiction. In addition, it is possible that some audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to the audits may differ from settlement amounts. It is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions.

The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2004. The Company is currently subject to examination in Canada for fiscal years 2002 to present and in California for fiscal years 2000 to present. No other examinations are material.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Early adoption is permitted. The Company must adopt these new requirements no later than its first quarter of fiscal 2009.

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

NOTE (2)—SHORT-TERM INVESTMENTS

During the second quarter of fiscal 2008, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and their current performance in meeting scheduled payments of principal and interest. The Company recognized an impairment loss on short-term investments of $2,773 related to these securities that was considered to be other-than-temporary. The loss is included in “interest income and other” in the accompanying condensed consolidated statements of income. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Additionally in December 2007, two other enhanced cash money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch) ceased accepting redemption requests from investors. These two funds are being liquidated with periodic distributions and the expectation is that the funds will be completely liquidated by 2010. To date the funds have maintained a one-dollar per unit net asset value. Subsequent to the end of the second quarter and through March 14, 2008, the Company has received additional cash redemptions of $33,142 from the BlackRock and Merrill Lynch funds.

During the second quarter of fiscal 2008, the Company reclassified $371,062 related to these three funds from “cash and cash equivalents”, with $212,160 to “short-term investments” and $158,902 to “other assets” in its consolidated balance sheets to reflect the timing of the expected distributions. This reclassification is shown in cash flows from investing activities in the condensed consolidated statements of cash flows.

NOTE (3)—LONG-TERM DEBT

During the second quarter of fiscal 2008, $139 in face amount of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 3,000 shares of common stock, and during the first half of fiscal 2008, $283 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 6,000 shares of common stock.

During the second quarter of fiscal 2007, $7,145 in face amount of the Company’s 3.5% Zero Coupon Notes was converted by note holders into 162,000 shares of common stock, and during the first half of fiscal 2007, $20,565 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 467,000 shares of common stock.

These amounts differ from those in the supplemental disclosure of non-cash items in the Statements of Cash Flows due to the related discount and issuance costs.

On October 17, 2007, the Company’s wholly-owned Japanese subsidiary issued promissory notes through a private placement in the aggregate amount of $55,400, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The proceeds were used to repay the 2.07% Promissory Notes due on October 23, 2007 in the amount of $30,600, and the balance will be used for general corporate purposes.

NOTE (4)—STOCKHOLDERS’ EQUITY

Dividends

The Company’s current quarterly cash dividend rate is $0.145 per share. On January 29, 2008, the Board of Directors declared a quarterly cash dividend of $0.145 per share to shareholders of record on February 15, 2008. The dividend was paid on February 29, 2008.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

In the second quarter of 2008, the Company purchased 1,973,000 shares of its common stock, at an average price of $65.51, for a total cost of $129,251. During the first half of fiscal 2008, the Company purchased 6,362,000 shares, at an average price of $62.93, for a total cost of $400,368. In the second quarter of fiscal 2007, the Company purchased 8,886,000 shares, at an average price of $54.11, for a total cost of $480,771. During the first half of fiscal 2007, the Company purchased 17,161,000 shares, at an average price of $52.78, for a total cost of $905,730. These amounts differ from the stock repurchase balances in the statements of cash flows due to repurchases that had not been settled at the end of each period. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Comprehensive Income

Comprehensive income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments and their related tax effects.

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Unrealized gain on short term investments	$3,391	$477	$7,679	$3,308
Tax provision	(1,023)	(190)	(2,569)	(1,239)

Unrealized gain on short term investments, net of tax	2,368	287	5,110	2,069
Foreign currency translation adjustment and other	(49,898)	(25,293)	52,948	(34,541)
Tax benefit (provision) on translation gain (loss) in relation to earnings subject to repatriation	—	(951)	1,343	204

Comprehensive income adjustments, net	(47,530)	(25,957)	59,401	(32,268)
Net income	327,850	249,478	589,831	486,364

Total comprehensive income	$280,320	$223,521	$649,232	$454,096

NOTE (5)—STOCK-BASED COMPENSATION PLANS

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans, and since the fourth quarter of fiscal 2006, the Company has granted restricted stock units (RSUs) under the Second Restated 2002 Plan. In the second quarter of fiscal 2008, the Second Restated 2002 Plan was amended following shareholder approval and is now referred to as the Third Restated 2002 Plan. The Third Restated 2002 Plan authorizes the issuance of an additional eight million shares of common stock for future grants in addition to grants currently authorized. Each share issued in respect of stock bonuses or stock units will be counted as 1.75 shares toward the share limit. Stock options generally vest over five years and have a ten-year term. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Compensation expense for all stock-based awards granted subsequent to fiscal 2002 is recognized using the straight-line method. SFAS No. 123R, “Share-Based Payment (as amended)” (SFAS 123R) requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures) and requires that the compensation expense recognized equals or exceeds the number of stock-based awards vested. While options and RSUs generally vest over five years with an equal amount vesting on each anniversary of the grant date, the Company’s plans allow for daily vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally is infrequent.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first half of fiscal 2008:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in (years)	Aggregate Intrinsic Value (1)
Outstanding at September 3, 2007	30,088	$39.26
Granted	—	—
Exercised	(3,069)	37.51
Forfeited or expired	(60)	42.87

Outstanding at February 17, 2008	26,959	$39.45	5.04	$659,573

Exercisable at February 17, 2008	16,757	$38.64	4.10	$423,539

(1)	The difference between the original exercise price and market value of common stock at February 17, 2008.

Tax benefits and intrinsic value related to total stock options exercised during the first half of fiscal year 2008 and 2007 are provided in the following table:

	24 Weeks Ended
	February 17, 2008	February 18, 2007
Actual tax benefit realized for stock options exercised	$28,624	$26,769
Intrinsic value of stock options exercised	$91,317	$81,858

NOTE (5)—STOCK-BASED COMPENSATION PLANS (Continued)

Employee Tax Consequences on Certain Stock Options

As previously disclosed, in fiscal 2006, the Company initiated an internal review of its historical stock option grant practices to determine whether the stated grant dates of options were supported by the Company’s books and records. As a result of this preliminary review, a special committee of independent directors was formed. In connection with this review and guidance issued by the U.S. Internal Revenue Service, on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 Company employees who are United States taxpayers from certain adverse tax consequences resulting from their options having been granted originally at prices lower than the market value. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, the Company making payments to employees in an amount approximately equal to the increase in the exercise price. As a result of this program, the Company made cash payments totaling $18,735 to approximately 1,000 employees in the second quarter of fiscal 2007, which resulted in a pre-tax stock compensation charge of $8,072 (“incremental fair value”). The difference between the cash payment and the incremental fair value of $10,663 was recognized as a reduction to additional paid-in capital, as it represented a partial cash settlement of the original award because no future service was required to earn the cash payment.

While the Company is still examining the availability of similar alternatives for employees outside the United States, the Company recorded $38,300 in selling, general and administrative expense in the second quarter of fiscal 2007 for the estimated charge to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. This amount primarily relates to options exercised from 2004 through the end of the first quarter of fiscal 2007 and represents the estimated payment the Company would make to compensate employees for expected disallowance of the deduction previously allowed for options exercised. The Company has since increased the liability by $6,128 for options exercised subsequent to the second quarter of fiscal 2007 and through the end of the second quarter of fiscal 2008.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees and consultants, which generally vest over five years, and to non-employee directors, which generally vest over three years; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. The fair value of RSUs is the market value of the common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At February 17, 2008, 8.9 million RSUs were available to be granted under the Third Restated 2002 Plan.

The following awards were outstanding as of February 17, 2008:

•	6,309,500 shares of time-based RSUs, in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

•

587,500 performance RSUs, of which 305,000 were approved in the first quarter of fiscal 2008 and will formally be granted to certain executive officers of the Company upon the achievement of specified performance targets in fiscal 2008. Once formally granted, restrictions lapse upon achievement of continued employment over a specified period of time.

NOTE (5)—STOCK-BASED COMPENSATION PLANS (Continued)

The following table summarizes RSU transactions during the first half of fiscal 2008:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 3, 2007	4,779	$50.63
Granted	2,838	65.02
Vested	(688)	50.45
Forfeited	(32)	53.60

Non-vested at February 17, 2008	6,897	$56.55

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under our plans:

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Restricted stock units	$24,984	$12,572	$45,153	$23,412
Stock options	17,162	20,074	35,143	41,487
Incremental expense related to modification of certain stock options	—	8,072	—	8,072

Total stock-based compensation expense before income taxes	42,146	40,718	80,296	72,971
Income tax benefit	(14,108)	(13,556)	(26,608)	(24,342)

Total stock-based compensation expense, net of income tax	$28,038	$27,162	$53,688	$48,629

The remaining unrecognized compensation cost related to non-vested RSUs at February 17, 2008, was $337,637, and the weighed-average period of time over which this cost will be recognized is 4.1 years. The remaining unrecognized compensation cost related to unvested stock options at February 17, 2008, was $104,649, and the weighted-average period of time over which this cost will be recognized is 1.8 years.

NOTE (6)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Net income available to common stockholders used in basic net income per share	$327,850	$249,478	$589,831	$486,364
Interest on convertible bonds, net of tax	239	391	485	794

Net income available to common stockholders after assumed conversions of dilutive securities	$328,089	$249,869	$590,316	$487,158

Weighted average number of common shares used in basic net income per share (000’s)	434,779	450,901	434,934	454,884
Stock options and restricted stock units (000’s)	8,616	8,100	8,681	7,636
Conversion of convertible bonds (000’s)	1,530	2,574	1,533	2,629

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s)	444,925	461,575	445,148	465,149

Anti-dilutive stock options and RSUs (000’s)	—	4,071	—	4,356

NOTE (7)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall granted in part and denied in part plaintiffs’ motion for class certification. The Company intends to seek appellate review in part of that decision. Williams has been stayed pending the class certification outcome in Randall. The Company is reviewing the implications of the class certification order. If the Company determines that a loss is probable and estimable, it will record a reserve for this matter during the third quarter of fiscal 2008.

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

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime. The complaint alleges misclassification of certain California managers. Jesse Drenckhahn v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-382911.

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. Elizabeth Alvarado v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-06-04015-MJJ. Discovery is ongoing.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an "Unpaid Wage Class" and a "Wage Statement Class." The "Unpaid Wage Class" focuses on an allegation that Costco improperly deducts employee credit card balances from final paychecks, while the "Wage Statement Class" focuses on an allegation that Costco's final paychecks do not contain the accurate and itemized information required for wage statements by applicable law. Carrie Ward v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-384334.

Claims in these six actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted on January 11, 2007. On May 11, 2007, the United States Court of Appeals for the Ninth Circuit granted a petition to hear the Company’s appeal of the certification. Proceedings in the district court have been stayed during the appeal.

Class actions stated to have been brought on behalf of certain present and former Costco members.

In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. On August 31, 2007, the Court certified a nationwide class in respect of the breach of contract claim and a California class for the remaining claims. The Company has agreed in principle to settle this action, which will involve providing reward certificates to most class members. A reserve was established during the second quarter of fiscal 2008 in the amount $5.5 million to cover the expected cost of the certificates, payment of attorneys’ fees to class counsel, and the expenses of settlement administration.

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who pay their renewal fees late generally have their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. The court has certified a class in the Dupler action.

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint.

Mimi Serna, Timothy Herrock, et al., v. Costco Wholesale Corp., Case No. 2:07-CV-1491-AHM (JWJx). This is a consumer class action filed in March 2007 in the United States District Court for the Central District of California alleging willful violations of the 15 U.S.C. §1681c(g) of the Fair Credit Reporting Act (FCRA). Section 1681c(g), enacted December 4, 2003, provides that “no person that accepts credit cards or debit cards for the transaction of business shall print more than the last five digits of the card number or the expiration date upon any receipt provided to the cardholder at the point of the sale or transaction.” Plaintiffs allege that, on or after January 1, 2005, Costco printed the expiration date and/or more than the last five digits of their credit card or debit card number on electronically printed receipts provided at the point of sale involving transactions at Costco’s gasoline dispensers throughout the United States. The lawsuit seeks statutory damages, punitive damages, and attorneys’ fees. On January 2, 2008, the court denied plaintiff’s motion for class certification. The action has since been stayed pending the resolution of an appeal in the United States Court of Appeals for the Ninth Circuit in an action with related subject matter.

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

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. A similar request, dated January 14, 2008, has been received concerning a warehouse in New Hampshire. If the EPA determines that violations have occurred, substantial penalties may be levied. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

Except where indicated otherwise above, a reasonable estimate of the possible loss or range of loss cannot be made at this time for the matters described. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.

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

	United States Operations (a)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 17, 2008
Total revenue	$13,323,991	$2,442,803	$1,193,092	$16,959,886
Operating income	378,162	88,428	37,742	504,332
Depreciation and amortization	112,454	21,026	11,568	145,048
Capital expenditures	261,215	51,227	29,251	341,693
Twelve Weeks Ended February 18, 2007
Total revenue	$12,189,920	$1,921,540	$1,000,556	$15,112,016
Operating income	261,703	69,056	30,569	361,328
Depreciation and amortization	102,717	15,811	13,091	131,619
Capital expenditures	203,465	47,074	22,402	272,941
Twenty-Four Weeks Ended February 17, 2008
Total revenue	$25,634,157	$4,848,608	$2,286,651	$32,769,416
Operating income	649,619	180,575	68,992	899,186
Depreciation and amortization	222,757	41,092	22,693	286,542
Capital expenditures	590,343	128,289	60,128	778,760
Property and equipment, net	7,703,784	1,379,203	964,955	10,047,942
Total assets	16,287,541	2,518,676	1,862,660	20,668,877
Net assets	6,651,767	1,246,207	1,048,417	8,946,391
Twenty-Four Weeks Ended February 18, 2007
Total revenue	$23,433,482	$3,890,358	$1,939,800	$29,263,640
Operating income	514,450	145,121	54,897	714,468
Depreciation and amortization	204,192	31,447	22,956	258,595
Capital expenditures	512,020	107,762	41,959	661,741
Property and equipment, net	6,970,725	1,056,831	889,215	8,916,771
Total assets	14,184,256	2,002,629	1,738,336	17,925,221
Net assets	6,667,727	1,117,247	1,003,426	8,788,400
Year Ended September 2, 2007
Total revenue	$51,532,178	$8,723,562	$4,144,415	$64,400,155
Operating income	1,216,517	287,045	105,024	1,608,586
Depreciation and amortization	449,338	72,915	44,132	566,385
Capital expenditures	1,104,461	206,840	74,398	1,385,699
Property and equipment, net	7,357,160	1,237,031	925,589	9,519,780
Total assets	15,543,357	2,279,453	1,783,776	19,606,586
Net assets	6,417,458	1,157,640	1,048,243	8,623,341

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions including exchange rates, the effects of competition and regulation, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, ability to attract, train and retain highly qualified employees, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the rising cost of petroleum-based products and fuel and energy costs), privacy and information security of member-related information, geopolitical conditions, uncertainties in the financial markets, and other risks identified from time to time in our public statements and reports filed with the Securities and Exchange Commission (SEC).

This management discussion should be read in conjunction with the management discussion included in our fiscal 2007 annual report on Form 10-K previously filed with the SEC.

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and select private label products will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than many competitors.

Key items for the second quarter of fiscal 2008 included:

•

Net sales increased 12.2% over the prior year, driven by a 7% increase in comparable sales (sales in warehouses open for at least one year) and the opening of 27 new warehouses (31 opened and 4 closed due to relocations) since the end of the second quarter of fiscal year 2007;

•

Membership fees increased 11.6%, primarily due to new membership sign-ups at warehouses opened since the end of the second quarter of fiscal 2007, increased penetration of our Executive Membership program, as well as the $5 increase in our annual membership fee in the second half of fiscal 2006 for non-Executive members;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 24 basis points over the prior year’s second quarter;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 33 basis points over the prior year’s second quarter;

•	Net income increased 31.4% to $327.9 million from $249.5 million in the second quarter of fiscal 2007;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.145 per share; and

•	We repurchased 2.0 million shares of our common stock, at an average cost of $65.51 per share, totaling approximately $129.3 million.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As previously reported, the second quarter of fiscal 2007 was impacted by the following three unusual items:

•

Sales return reserve: We revised our methodology of estimating our sales return reserve to include a longer timeframe for returns, as well as a lower realization rate on certain returned items. The effect of these revisions to our estimated sales return reserve was a decrease in net sales of $224.4 million and a charge to gross margin of approximately $48.1 million.

•

Employee tax consequences on stock options: The Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 employees who are United States taxpayers from certain adverse tax consequences arising from a review of stock option practices. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, making payments to employees in an amount approximately equal to the increase in the exercise price. We also recorded a charge for the estimated amount to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. In aggregate, these charges totaled $46.4 million.

•	Excise tax refund: We received a $10.1 million refund, related to fiscal 2002 through 2006, as a result of a settlement with the U.S. Internal Revenue Service relating to excise taxes previously paid.

We believe it is helpful to disclose the effects of these items for purposes of providing a meaningful comparison of the impact to fiscal 2007, as well as provide a more representative expectation of future operating results. The impact of each of these items noted above is presented below.

	Increase (decrease); amounts in 000’s
	Sales return Reserve	Employee tax consequences on stock options	Excise tax refund	Total
Net sales	$(224,384)	$—	$—	$(224,384)
Merchandise costs	176,313	(157)	8,661	184,817

Gross margin	(48,071)	(157)	8,661	(39,567)
SG&A	—	(46,215)	300	(45,915)

Operating Income	(48,071)	(46,372)	8,961	(85,482)
Interest expense	—	(50)	—	(50)
Interest income and other	—	—	1,090	1,090

Income before income taxes	(48,071)	(46,422)	10,051	(84,442)
Provision for income taxes	17,652	17,046	(3,691)	31,007

Net Income	$(30,419)	$(29,376)	$6,360	$(53,435)

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Net sales	$16,616,962	$14,804,696	$32,088,462	$28,657,017
Effect of change in estimated sales returns reserve	—	224,384	—	224,384

Net Sales, as adjusted	$16,616,962	$15,029,080	$32,088,462	$28,881,401

Increase in comparable warehouse sales	7%	5%	7%	5%

Net sales increased 12.2% to $16.62 billion during the second quarter of fiscal 2008, from $14.80 billion during the second quarter of fiscal 2007. Excluding the impact of the change in the estimated sales returns reserve in the second quarter of fiscal 2007, net sales increased $1.59 billion, or 10.6% in the second quarter of fiscal 2008 as compared to the previous year. The $1.59 billion increase in adjusted net sales is comprised of $1.09 billion from the increase in comparable warehouse sales and $500.8 million primarily from sales at 27 new warehouses opened (31 opened and 4 closed due to relocations) since the end of the second quarter of fiscal 2007. Significantly stronger foreign currencies, particularly in Canada, positively impacted adjusted net sales by approximately $348.9 million, or 230 basis points.

Changes in prices of merchandise, with the exception of gasoline, did not materially affect the sales increase. Gasoline sales contributed to the $1.59 billion adjusted net sales growth by approximately $398.8 million, with approximately $288.7 million of this increase related to the increase in gasoline sales prices, which, on average, increased approximately 29% over the second quarter of fiscal 2007.

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales positively impacted comparable warehouse sales growth by approximately $346.7 million, or 245 basis points. Significantly stronger foreign currencies, particularly in Canada, positively impacted comparable sales by approximately $332.8 million, or 220 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

For the first half of fiscal 2008, net sales increased 12.0% to $32.09 billion from $28.66 billion during the first half of fiscal 2007. Excluding the impact of the change in the estimated sales returns reserve in the second quarter of fiscal 2007, net sales increased $3.21 billion, or 11.1% in the first half of fiscal 2008 as compared to the previous year. The $3.21 billion increase in adjusted net sales is comprised of $2.19 billion from the increase in comparable warehouse sales and $1.02 billion primarily from sales at 27 new warehouses opened (31 opened and 4 closed due to relocations) since the end of the second quarter of fiscal 2007. Significantly stronger foreign currencies, particularly in Canada, positively impacted adjusted net sales by approximately $703.7 million, or 245 basis points.

Changes in prices of merchandise, with the exception of gasoline, did not materially affect the sales increase. Gasoline sales contributed to the $3.21 billion adjusted net sales growth by approximately $707.1 million, with approximately $503.0 million of this increase related to the increase in gasoline sales prices, which, on average, increased approximately 25% over the first half of fiscal 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales positively impacted comparable warehouse sales growth by approximately $592.1 million, or 220 basis points. Significantly stronger foreign currencies, particularly in Canada, positively impacted comparable sales by approximately $676.2 million, or 235 basis points.

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Membership fees	$342,924	$307,320	$680,954	$606,623
Membership fees as a percent of net sales	2.06%	2.08%	2.12%	2.12%
Membership fees as a percent of adjusted net sales	2.06%	2.05%	2.12%	2.10%
Total cardholders (000’s)	51,800	49,000	51,800	49,000

Membership fees increased 11.6% to $342.9 million, or 2.06% of net sales, in the second quarter of fiscal 2008, from $307.3 million, or 2.08% of net sales, in the second quarter of fiscal 2007, and increased 12.3% to $681.0 million, or 2.12% of net sales, in the first half of fiscal 2008 from $606.6 million, or 2.12% of net sales, in the first half of fiscal 2007. The increase was primarily due to additional membership sign-ups at the 27 new warehouses opened since the second quarter of fiscal 2007, increased penetration of the higher-fee Executive Membership program, as well as the $5 increase in our annual membership fee in the second half of fiscal 2006 for non-Executive members. Our member renewal rate, currently at 87%, is consistent with recent years.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Gross margin	$1,783,773	$1,552,944	$3,431,762	$3,016,307
Unusual items	—	39,567	—	39,567

Gross margin, as adjusted	$1,783,773	$1,592,511	$3,431,762	$3,055,874
Gross margin as a percent of net sales	10.73%	10.49%	10.69%	10.53%
Adjusted gross margin as a percent of adjusted net sales	10.73%	10.60%	10.69%	10.58%

Gross margin was $1.78 billion, or 10.73% of net sales, in the second quarter of fiscal 2008, compared to $1.55 billion, or 10.49% of net sales, in the second quarter of fiscal 2007. Excluding the unusual items affecting net sales and gross margin, gross margin as a percentage of net sales increased 13 basis points in the second quarter of fiscal 2008, from 10.60% in the second quarter of fiscal 2007. This increase was due to a 29 basis point increase in our merchandise departments, particularly food and sundries and hardlines. This increase was offset by a net twelve basis point decrease primarily from our warehouse ancillary businesses, which reflected decreases in pharmacy, food services and tire shop, partially offset by an increase in our gasoline business. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by four basis points.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross margin was $3.43 billion, or 10.69% of net sales, in the first half of fiscal 2008, compared to $3.02 billion, or 10.53% of net sales, in the first half of fiscal 2007. Excluding the unusual items affecting net sales and gross margin, gross margin as a percentage of net sales increased 11 basis points in the first half of fiscal 2008, from 10.58% in the first half of fiscal 2007. This net 11 basis point increase reflected an increase of 34 basis points in our merchandise departments, particularly food and sundries and hardlines. This increase was offset by a decrease of 19 basis points in our warehouse ancillary businesses, primarily tire shop, gas and food services. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by four basis points.

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Selling, general and administrative expenses (SG&A)	$1,615,531	$1,487,991	$3,185,125	$2,870,458
Unusual items	—	(45,915)	—	(45,915)

SG&A, as adjusted	$1,615,531	$1,442,076	$3,185,125	$2,824,543
SG&A as a percent of net sales	9.72%	10.05%	9.93%	10.02%
Adjusted SG&A as a percent of adjusted net sales	9.72%	9.60%	9.93%	9.78%

SG&A totaled $1.62 billion, or 9.72% of net sales, during the second quarter of fiscal 2008, compared to $1.49 billion, or 10.05% of net sales, during the second quarter of fiscal 2007. Excluding the unusual items affecting net sales and SG&A expenses in the second quarter of fiscal 2007, SG&A as a percentage of net sales increased 12 basis points in the second quarter of fiscal 2008 as compared to the previous year. Warehouse operating and central administrative costs negatively impacted SG&A comparisons, on a net basis, by approximately eight basis points, partially due to the increase in the entry-level hourly wage rate, which was effective in March 2007. Stock compensation expense increased four basis points in the second quarter of fiscal 2008 as compared to fiscal 2007, primarily due to a higher closing stock price on the date that our October 2007 RSU grant was valued as compared to previous grants.

SG&A totaled $3.19 billion, or 9.93% of net sales, during the first half of fiscal 2008 compared to $2.87 billion, or 10.02% of net sales, during the first half of fiscal 2007. Excluding the unusual items affecting net sales and SG&A expenses in the first half of fiscal 2007, SG&A as a percentage of net sales increased 15 basis points in the first half of fiscal 2008 as compared to the previous year. Warehouse operating and central administrative costs negatively impacted SG&A comparisons, on a net basis, by approximately nine basis points, partially due to the increase in the entry-level hourly wage rate, which was effective in March 2007. Stock compensation expense increased three basis points in the first half of fiscal 2008 as compared to fiscal 2007. Additionally, in the first quarter of fiscal 2008, we accrued approximately $9 million, or three basis points, for compensation adjustments we made to employees enrolled in our medical and dental plans related to a decision to share a portion of the health plan’s savings that we achieved, beyond what was expected in fiscal 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Preopening expenses	$9,699	$7,486	$31,191	$30,213
Warehouse openings	7	4	17	16
Relocations	—	—	(4)	—

Warehouse openings, net of relocations	7	4	13	16

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our fiscal quarter end, whether the warehouse is owned or leased, whether the opening is in an existing, new or international market, as well as the number and magnitude of warehouse remodel projects.

Preopening expenses totaled $9.7 million during the second quarter of fiscal 2008, compared to $7.5 million during the second quarter of fiscal 2007. The increase is largely due to opening more warehouses in the second quarter of 2008 compared to the second quarter of fiscal 2007. Six of the seven openings in the second quarter of fiscal 2008 were in international markets: four in Canada, one in Korea and one in Japan.

Preopening expenses totaled $31.2 million during the first half of fiscal 2008, compared to $30.2 million during the first half of fiscal 2007. The increase is largely due to opening one additional warehouse in the first half of 2008 compared to the first half of fiscal 2007. Seven of the 17 openings in the first half of fiscal 2008 were in international markets: four in Canada, one each in Taiwan, Korea and Japan.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Warehouse closing expenses	$533	$3,878	$3,217	$7,591
Impairment of long-lived assets	—	—	592	—
Net (gains)/losses on sale of real property	(3,398)	(419)	(6,595)	200

Provision for impaired assets & closing costs, net	$(2,865)	$3,459	$(2,786)	$7,791

The provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and losses or gains resulting from the sale of real property, largely comprised of former warehouse locations.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Interest Expenses	$23,471	$3,620	$46,439	$5,760

Interest expense totaled $23.5 million in the second quarter of fiscal 2008, compared to $3.6 million in the second quarter of fiscal 2007, and $46.4 million in the first half of fiscal 2008 compared to $5.8 million in the first half of fiscal 2007. These increases in interest expense as compared to the prior year resulted primarily from the issuance of our $900 million of 5.3% and $1.1 billion of 5.5% Senior Notes (2007 Senior Notes) in February 2007, partially offset by lower interest expense resulting from the repayment of the $300 million 5.5% Senior Notes (2002 Senior Notes) in March 2007.

Interest Income and Other

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Interest income	$26,346	$24,349	$52,444	$44,957
Earnings of affiliates	13,546	12,148	20,717	17,756
Minority interest and other	712	29	720	924

Interest income and other	$40,604	$36,526	$73,881	$63,637

Interest income and other totaled $40.6 million in the second quarter of fiscal 2008, compared to $36.5 million in the second quarter of fiscal 2007, and $73.9 million in the first half of fiscal 2008, compared to $63.6 million in the first half of fiscal 2007. These increases are largely due to the increase in our cash and cash equivalents and short-term investments resulting from increased cash flows from operations and the proceeds from the issuance of the 2007 Senior Notes, as well as an increase in the earnings of affiliates, primarily Costco Mexico.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Provision for income taxes	$193,615	$144,756	$336,797	$285,981
Effective tax rate	37.1%	36.7%	36.3%	37.0%

The effective income tax rate on earnings was 37.1% in the second quarter of fiscal 2008, compared to 36.7% in the second quarter of fiscal 2007.

The effective income tax rate on earnings was 36.3% in the first half of fiscal 2008, compared to 37.0% in the first half of fiscal 2007. The effective income tax rate for the first half of fiscal 2008 was positively impacted by certain discrete items of approximately $7.7 million, which are not expected to reoccur. Excluding these discrete items, the effective tax rate for the first half of fiscal 2008 was 37.2%.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income

	12 Weeks Ended		24 Weeks Ended
	February 17, 2008	February 18, 2007	February 17, 2008	February 18, 2007
Net income	$327,850	$249,478	$589,831	$486,364
Unusual items (net of tax)	—	53,435	—	53,173

Net income, as adjusted	$327,850	$302,913	$589,831	$539,537
Diluted net income per share	$0.74	$0.54	$1.33	$1.05
Shares used to calculate diluted net income per common share	444,925	461,575	445,148	465,149

Net income for the second quarter of fiscal 2008 was $327.9 million, or $0.74 per diluted share, compared to $249.5 million, or $0.54 per diluted share, during the second quarter of fiscal 2007. Net income for the first half of fiscal 2008 was $589.8 million, or $1.33 per diluted share, compared to net income for the first half of fiscal 2007 of $486.4 million, or $1.05 per diluted share.

The unusual items previously discussed totaled $53.4 million net of tax, or $0.12 per diluted share, and $53.2 million net of tax, or $0.11 per diluted share, in the second quarter and first half of fiscal 2007, respectively. Excluding these items, net income per diluted share was $0.66 per diluted share and $1.16 per diluted share for the second quarter and first half of fiscal 2007, respectively. Net income per diluted share in the second quarter and first half of fiscal 2008 represent an increase of 12% and 15%, respectively, over these figures.

We have repurchased 25.6 million shares of common stock since the end of the second quarter of fiscal 2007, favorably impacting net income per diluted share by approximately $0.02 and $0.03 in the second quarter and first half of fiscal 2008, respectively.

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	February 17, 2008	September 2, 2007
Cash and cash equivalents	$2,267,381	$2,779,733
Short-term investments .	832,966	575,787

Total	$3,100,347	$3,355,520

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3.10 billion and $3.36 billion at February 17, 2008 and September 2, 2007, respectively. Of these balances, approximately $660.8 million and $655.2 million at February 17, 2008 and September 2, 2007, respectively, represented debit and credit card receivables, primarily related to weekend sales immediately prior to the quarter-end close. The decrease in our most liquid assets of $255.2 million to $3.10 billion at February 17, 2008, reflects acquisition of property and equipment related to warehouse expansion and remodel activity and the repurchase of our common stock, partially offset by cash provided from operating activities and an increase in bank checks outstanding.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by operating activities totaled $853.4 million in the first half of fiscal 2008, compared to $725.9 million in the first half of fiscal 2007. This increase of $127.5 million was primarily attributable to an increase in net income of $103.5 million.

Net cash used in investing activities totaled $1.20 billion in the first half of fiscal 2008, compared to $10.7 million in the first half of fiscal 2007, an increase of $1.19 billion. The increase in investing activities relates primarily to a decrease in cash provided by the net investment in short-term investments of $704.1 million, as investments were sold in the first half of fiscal 2007, primarily to fund our stock repurchase activity and increased capital expenditures. In the first half of fiscal 2008, a lower level of cash was required for these activities due to the issuance of the 2007 Senior Notes in February 2007. In addition, as discussed below, $371.1 million formerly classified as cash and cash equivalents was reclassfied to short-term investments and other assets.

In December 2007, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive our pro-rata allocation of the underlying securities in a separately managed account. We assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with the evaluation of the liquidation value of each investment and current performance in meeting scheduled payments of principal and interest. We recognized an impairment loss on short-term investments of $2.8 million related to these securities that was considered to be other-than-temporary. The loss is included in “interest income and other” in the accompanying condensed consolidated statements of income. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Additionally in December 2007, two other enhanced cash money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch) ceased accepting redemption requests from investors. These two funds are being liquidated with periodic distributions and an expectation that the funds will be completely liquidated by 2010. To date the funds have maintained a one-dollar per unit net asset value. Subsequent to the end of our second quarter and through March 14, 2008, we have received additional cash redemptions of $33.1 million from the BlackRock and Merrill Lynch funds. Although future market conditions cannot be predicted, we currently do not expect future losses in our investment portfolio to be material to our condensed consolidated financial statements, or that we will experience a detriment to our overall liquidity.

During the second quarter of fiscal 2008, we reclassified $371.1 million related to these three funds from “cash and cash equivalents”, with $212.2 million to “short-term investments” and $158.9 million to “other assets” in our consolidated balance sheets to reflect the timing of the expected distributions. This reclassification is shown in cash flows from investing activities in our consolidated statements of cash flows.

Net cash used in financing activities totaled $183.9 million in the first half of fiscal 2008, compared to $646.0 million in the first half of fiscal 2007, a decrease of $462.2 million. The decrease in cash used in financing activities relates primarily to a decrease in the cash used for the repurchase of common stock. In the first half of fiscal 2008, we repurchased common stock using $407.0 million of cash, compared to $918.8 million in the first half of fiscal 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dividends

Our current quarterly cash dividend rate is $0.145 per share or $0.58 per share on an annualized basis. On January 29, 2008, our Board of Directors declared a quarterly cash dividend of $0.145 per share for shareholders of record on February 15, 2008. The dividend was paid on February 29, 2008.

Expansion Plans

Our primary requirement for capital is the financing of the land, building and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is our current intention to spend approximately $1.6 billion to $1.7 billion during fiscal 2008 for real estate, construction, remodeling and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the second quarter of fiscal 2008, we have spent approximately $778.8 million.

We opened seven new warehouses in the second quarter of fiscal 2008. Expansion plans during the remainder of fiscal 2008 are to open an additional 18 to 20 new warehouses, including four to five relocations to larger and better-located facilities.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

					Credit Line Usage as of 02/17/2008
Entity	Facility Description	Expiration Date	Total of all Credit Facilities		Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing		Available Credit		Applicable Interest Rate
US	Uncommitted Stand By Letter of Credit	N/A	$25,335	(5)	$25,335	$—	$—		$—		N/A

US	Uncommitted Commercial Letter of Credit	N/A	160,000	(5)	—	6,909	—		153,091		N/A

Canada (1)	Revolving Credit	March-09	225,225	(5)	24,809	—	74,266	(7)	126,141	(7)	4.10%

Japan (2)	Revolving Credit	February-09	32,513		—	—	2,322		30,191		1.00%

Japan (2)	Bank Guaranty	February-09	9,289	(5)	9,289	—	—		—

Japan (2)	Revolving Credit	February-09	32,513		—	—	2,322		30,191		1.00%

Korea (3)	Multi Purpose Line	March-09	12,705	(5)	1,615	350	—		10,740		6.03%

Taiwan	Multi Purpose Line	January-09	9,460	(5)	757	—	—		8,703		4.50%

Taiwan	Revolving Credit	July-08	15,767	(5)	4,494	—	—		11,273		4.53%

Taiwan	Revolving Credit	March-08(6)	9,460	(5)	—	—	—		9,460		4.54%

United Kingdom	Revolving Credit	February-10	78,620		—	—	—		78,620		5.81%
United Kingdom	Uncommitted Money Market Line	May-08	39,310		—	—	24,569		14,741		5.60%
United Kingdom	Overdraft Line	May-08	58,965		—	—	—		58,965		6.25%
United Kingdom (4)	Letter of Guarantee	N/A	4,710	(5)	4,710	—	—		—		N/A
United Kingdom	Commercial Letter of Credit	N/A	3,931	(5)	256	—	—		3,675		N/A

	TOTAL		$717,803		$71,265	$7,259	$103,479		$535,791

(1)	Our wholly-owned Canadian subsidiary has a commercial paper program supported by a revolving credit facility, which we guarantee.

(2)	Our wholly-owned Japanese subsidiary has a revolving credit facility available.

(3)	Our Korean subsidiary has a revolving credit facility, which we guarantee.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)	The letter of guarantee is fully cash collateralized by the United Kingdom subsidiary.

(5)	We have letter of credit facilities (for commercial and standby letters of credit) totaling $475.9 million. The outstanding commitments under these facilities at February 17, 2008 totaled $78.5 million, including $71.3 million in standby letters of credit.

(6)	We did not renew this revolving credit facility.

(7)	The amount shown for short-term borrowings under this facility is net of a note issue discount, which is excluded from the credit amount available.

Financing Activities

During the second quarter of fiscal 2008, $0.1 million in face amount of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) were converted by note holders into 3,000 shares of common stock, and during the first half of fiscal 2008, $0.3 million in face amount of our Zero Coupon Notes were converted by note holders into 6,000 shares of common stock.

During the second quarter of fiscal 2007, $7.1 million in face amount of our Zero Coupon Notes were converted by note holders into 162,000 shares of common stock, and during the first half of fiscal 2007, $20.6 million in face amount of our Zero Coupon Notes were converted by note holders into 467,000 shares of common stock.

On October 17, 2007, our wholly-owned Japanese subsidiary issued promissory notes through a private placement in the aggregate amount of $55.4 million, bearing interest at 2.695%. Interest is payable semi-annually and principal is due in October 2017. The proceeds were used, in part, to repay the 2.07% Promissory Notes due on October 23, 2007 in the amount of $30.6 million, and the balance will be used for general corporate purposes.

Derivatives

We use derivative and hedging arrangements only to manage well-defined risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount, which approximates the fair value, of foreign exchange contracts outstanding was $68.7 million and $75.0 million at February 17, 2008 and September 2, 2007, respectively. The mark-to-market adjustment related to these contracts was a charge of $2.1 million and $0.9 million at February 17, 2008 and September 2, 2007, respectively. The majority of the forward foreign exchange contracts were entered into by our United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Stock Repurchase Programs

During the second quarters of fiscal 2008 and 2007, we repurchased 2.0 million and 8.9 million shares of our common stock, at an average price of $65.51 and $54.11, totaling approximately $129.3 million and $480.8 million, respectively. In the first half of fiscal 2008 and 2007, we repurchased 6.4 million and 17.2 million shares, at an average price of $62.93 and $52.78, for a total amount of $400.4 million and $905.7 million, respectively. In September 2007 and November 2007, our Board of Directors approved an additional $300.0 million and $1.0 billion respectively, of stock repurchases, both expiring in 2010. The remaining amount available for stock repurchases under the approved plans was approximately $1.55 billion at February 17, 2008. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended September 2, 2007. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2 which provided a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Early adoption is permitted. We must adopt these new requirements no later than our first quarter of fiscal 2010.

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

We are in the process of evaluating the impact that adoption of these standards will have on our future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists primarily of money market funds, debt securities, corporate notes and bonds and enhanced money market funds with maturities of three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal while generating yields without significantly increasing risk. Historically, this was accomplished by investing in high investment grade securities with a minimum overall portfolio average credit rating of AA- as well as investment diversification. The investment policy was recently approved by our Board of Directors, limiting investments to direct U.S. Government and Government Agency obligations, repurchase agreements collateralized by U.S. Government and Government Agency obligations and U.S Government and Government Agency Money Market funds. The investment policies of our subsidiaries are currently under review in light of market conditions.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of Legal Proceedings in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2008 (amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
November 26—December 23, 2007	254,211	$66.82	254,211	$1,658,259
December 24, 2007—January 20, 2008	616,644	65.62	616,644	1,617,797
January 21—February 17, 2008	1,102,100	65.15	1,102,100	1,545,996

Total Second Quarter	1,972,955	$65.51	1,972,955

(1)	Monthly information is presented by reference to our fiscal periods during the second quarter of fiscal 2008.

(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by a Board authorization to repurchase shares of common stock of $2 billion authorized in July 2006 and expiring in July 2009; and $300 million and $1 billion authorized in September 2007 and November 2007, respectively, both of which expire in 2010.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on January 29, 2008 at which time the shareholders voted on the following proposals:

(1)	Election of five Class III directors to hold office until the 2011 Annual Meeting of Shareholders and until their successors are elected and qualified.

Name of Candidate	For		Withheld
Susan L. Decker	366,167,353	97.85%	8,036,576	2.15%
Richard D. DiCerchio	363,631,121	97.17%	10,572,808	2.83%
Richard M. Libenson	349,983,602	93.53%	24,220,327	6.47%
John W. Meisenbach	349,627,427	93.43%	24,576,502	6.57%
Charles T. Munger	352,926,763	94.31%	21,277,166	5.69%

Item 4—Submission of Matters to a Vote of Security Holders (Continued)

There were no abstentions and no broker non-votes.

(2)	Ratification of the selection of KPMG LLP as the Company’s independent auditors.

For		Against		Abstained
368,401,316	98.45%	2,622,092	0.70%	3,183,772	0.85%

There were no broker non-votes.

(3)	Amendment to the Company’s Second Restated 2002 Stock Incentive Plan to increase the number of shares available to be granted under the plan.

For		Against		Abstained
300,289,052	92.58%	20,508,492	6.32%	3,560,472	1.10%

Item 5—Other Information

None.

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.1.11	Amendment to Second Restated 2002 Stock Incentive Plan (1)

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

(1)	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated January 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: March 28, 2008	/s/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: March 28, 2008	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer