Form 10-Q
period 2008-05-11
COSTCO WHOLESALE CORP /NEW
filed 2008-06-13
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 11, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐    NO  ☒

The number of shares outstanding of the issuer’s common stock as of June 8, 2008 was 434,774,651

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

(unaudited)

	May 11, 2008	September 2, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,848,658	$2,779,733
Short-term investments	805,963	575,787
Receivables, net	682,574	762,017
Merchandise inventories	5,305,725	4,879,465
Deferred income taxes and other current assets	435,546	327,151

Total current assets	10,078,466	9,324,153

PROPERTY AND EQUIPMENT
Land	3,188,089	3,009,514
Buildings, leasehold and land improvements	7,709,500	7,035,672
Equipment and fixtures	3,081,811	2,747,243
Construction in progress	220,781	276,087

	14,200,181	13,068,516
Less accumulated depreciation and amortization	(3,951,155)	(3,548,736)

Net property and equipment	10,249,026	9,519,780

OTHER ASSETS	875,858	762,653

	$21,203,350	$19,606,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$62,525	$53,832
Accounts payable	5,720,508	5,124,990
Accrued salaries and benefits	1,210,994	1,226,666
Accrued sales and other taxes	320,582	267,920
Deferred membership fees	784,813	692,176
Current portion of long-term debt	35,048	59,905
Other current liabilities	1,391,043	1,156,264

Total current liabilities	9,525,513	8,581,753
LONG-TERM DEBT, excluding current portion	2,186,856	2,107,978
DEFERRED INCOME TAXES AND OTHER LIABILITIES	298,354	224,197

Total liabilities	12,010,723	10,913,928

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	77,054	69,317
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 435,056,000 and 437,013,000 shares issued and outstanding	2,175	2,185
Additional paid-in capital	3,471,595	3,118,224
Accumulated other comprehensive income	393,305	370,589
Retained earnings	5,248,498	5,132,343

Total stockholders’ equity	9,115,573	8,623,341

	$21,203,350	$19,606,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
REVENUE
Net sales	$16,262,793	$14,341,520	$48,351,255	$42,998,537
Membership fees	350,924	317,735	1,031,878	924,358

Total revenue	16,613,717	14,659,255	49,383,133	43,922,895
OPERATING EXPENSES
Merchandise costs	14,548,022	12,877,587	43,204,722	38,518,297
Selling, general and administrative	1,582,488	1,432,650	4,767,613	4,303,108
Preopening expenses	8,427	9,022	39,618	39,235
Provision for impaired assets and closing costs, net	9,205	931	6,419	8,722

Operating income	465,575	339,065	1,364,761	1,053,533
OTHER INCOME (EXPENSE)
Interest expense	(24,140)	(26,016)	(70,579)	(31,776)
Interest income and other	23,888	42,838	97,769	106,475

INCOME BEFORE INCOME TAXES	465,323	355,887	1,391,951	1,128,232
Provision for income taxes	170,257	131,901	507,054	417,882

NET INCOME	$295,066	$223,986	$884,897	$710,350

NET INCOME PER COMMON SHARE:
Basic	$0.68	$0.50	$2.04	$1.57

Diluted	$0.67	$0.49	$1.99	$1.54

Shares used in calculation (000’s)
Basic	433,678	445,471	434,515	451,744
Diluted	443,281	455,889	444,379	461,702
Dividends per share	$0.160	$0.145	$0.450	$0.405

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	36 Weeks Ended
	May 11, 2008	May 13, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$884,897	$710,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,522	388,425
Stock-based compensation	116,042	95,850
Undistributed equity earnings in joint ventures	(29,120)	(24,462)
Net gain on sale of property, equipment and other	(5,739)	(2,182)
Provision for impaired assets	9,090	—
Accretion of discount on long-term debt	1,899	2,117
Excess tax benefit from share based awards	(35,488)	(17,059)
Realized and other than temporary impairment loss on investments	4,204	—
Other non-cash items, net	274	(9,782)
Change in deferred income taxes	(34,121)	(12,446)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	401,137	287,931
Increase in merchandise inventories	(401,197)	(358,551)
Increase in accounts payable	414,811	493,423

Total adjustments	878,314	843,264

Net cash provided by operating activities	1,763,211	1,553,614

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $25,201 and $14,860 of non-cash capital expenditures in the first thirty-six weeks of fiscal 2008 and 2007, respectively	(1,149,130)	(888,437)
Proceeds from the sale of property and equipment	14,945	12,436
Purchases of short-term investments	(1,097,064)	(781,462)
Maturities of short-term investments	1,013,109	967,195
Sales of short-term investments	133,698	484,672
Change in other assets and other, net	(10,334)	(35,613)
Investments transferred from cash and cash equivalents	(371,062)	—

Net cash used in investing activities	(1,465,838)	(241,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in bank checks outstanding	179,835	92,879
Proceeds from (repayments of) short-term borrowings, net	7,518	(15,632)
Proceeds from issuance of long-term debt, net	75,030	1,994,134
Repayment of long-term debt	(38,795)	(305,172)
Cash dividend payments	(126,040)	(117,635)
Change in minority interests	7,738	4,339
Excess tax benefit from share based awards	35,488	17,059
Exercise of stock options	282,370	175,698
Repurchases of common stock	(661,252)	(1,506,161)

Net cash (used in) provided by financing activities	(238,108)	339,509

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,660	(1,917)

Net increase in cash and cash equivalents	68,925	1,649,997
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,779,733	1,510,939

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,848,658	$3,160,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $10,839 and $7,452 interest capitalized in the first thirty-six weeks of fiscal 2008 and 2007, respectively)	$109,621	$11,934
Income taxes	$317,967	$436,552
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$69,609	$64,284
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$$219	$$14,427

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service facilities. At May 11, 2008, Costco operated 505 warehouses: 388 in the United States and four in Puerto Rico; 75 in Canada; 19 in the United Kingdom; eight in Japan; six in Korea; and five in Taiwan. The Company’s 50%-owned unconsolidated joint venture in Mexico operates 31 warehouses.

In connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), the Company adjusted its beginning retained earnings balance for fiscal 2008 in the accompanying condensed consolidated financial statements. See discussion below under “Income Taxes” for additional information on FIN 48.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. The fiscal quarters ended May 11, 2008 and May 13, 2007 included 12 weeks.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At both May 11, 2008 and September 2, 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Repurchase Programs

Shares repurchased are retired in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the remaining excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 4 for additional information.

Income Taxes

Effective September 3, 2007, the Company adopted FIN 48, which clarified the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of the initial adoption of FIN 48 was an increase of $6,008 to the Company’s liability for uncertain tax positions. The impact of this adjustment was to decrease the beginning balance of retained earnings and to increase our liability for uncertain tax positions and related interest by a corresponding amount.

Upon adoption of FIN 48, the Company had approximately $56,352 of gross unrecognized tax benefits. The total amount of such unrecognized tax benefits upon adoption that, if recognized, would favorably affect the effective income tax rate in future periods was $41,749. Interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties upon adoption were $22,882.

The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. During fiscal 2008, it is reasonably possible that approximately $16,000 of the unrecognized tax benefit will decrease in connection with a settlement related to the deductibility of inter-company interest in a foreign jurisdiction. In addition, some audits may conclude in the next 12 months and the unrecognized tax benefits we have recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions.

The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2004. The Company is currently subject to examination in Canada for fiscal years 2002 to present and in California for fiscal years 2000 to present. No other examinations are believed to be material.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt these new requirements in its first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company must adopt these new requirements in its first quarter of fiscal 2009.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt these new requirements in its first quarter of fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company must provide these new disclosures no later than its second quarter of fiscal 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards.

The Company is in the process of evaluating the impact that adoption of these standards will have on its future consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior fiscal period amounts or balances to conform to the presentation adopted in the current fiscal period.

NOTE (2)—SHORT-TERM INVESTMENTS

Last quarter, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. In the third quarter and the first thirty-six weeks of fiscal 2008, the Company recognized an impairment loss of $1,431 and $4,204, respectively, related to these securities that were considered to be other-than-temporary. The loss is included in “interest income and other” in the accompanying condensed consolidated statements of income. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Additionally, in December 2007, two other enhanced cash money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. These two funds are being liquidated with periodic distributions and the expectation is that the funds will be completely liquidated by 2010. To date, the funds have maintained a one-dollar per unit net asset value. The Company received cash redemptions of $17,012 from the BlackRock and Merrill Lynch funds subsequent to the end of the third quarter and through June 6, 2008.

During the second quarter of fiscal 2008, the Company reclassified $371,062 related to these three funds from “cash and cash equivalents.” This reclassification is shown in cash flows from investing activities in the condensed consolidated statements of cash flows. At the end of the third quarter of fiscal 2008, $306,884 remained, with $214,986 in “short-term investments” and $91,898 in “other assets” on the consolidated balance sheet, reflecting the timing of the expected distributions.

NOTE (3)—LONG-TERM DEBT

During the third quarter of fiscal 2008, $24 in face amount of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 1,000 shares of common stock, and during the first thirty-six weeks of fiscal 2008, $307 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 7,000 shares of common stock.

During the third quarter of fiscal 2007, $407 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 9,000 shares of common stock, and during the first thirty-six weeks of fiscal 2007, $20,972 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 476,000 shares of common stock.

These amounts differ from those in the supplemental disclosure of non-cash items in the statements of cash flows due to the related discount and issuance costs.

NOTE (4)—STOCKHOLDERS’ EQUITY

Dividends

In the third quarter of fiscal 2008, the Company’s Board of Directors declared a quarterly cash dividend to shareholders of record as of May 16, 2008 and approved an increase from $0.145 to $0.16 per share, or $0.64 on an annualized basis. The dividend was paid on May 30, 2008.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

In the third quarter of fiscal 2008, the Company purchased 3,750,000 shares of its common stock, at an average price of $64.25, for a total cost of $240,931. During the first thirty-six weeks of fiscal 2008, the Company purchased 10,112,000 shares, at an average price of $63.42, for a total cost of $641,299. In the third quarter of fiscal 2007, the Company purchased 11,315,000 shares, at an average price of $54.31, for a total cost of $614,483. During the first thirty-six weeks of fiscal 2007, the Company purchased 28,476,000 shares at an average price of $53.39, for a total cost of $1,520,213. These amounts differ from the stock repurchase balances in the statements of cash flows due to repurchases that had not settled at the end of each period. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Comprehensive Income

Comprehensive income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments and their related tax effects.

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Unrealized gain (loss) on short term investments	$(4,771)	$1,280	$2,908	$4,588
Tax (provision) benefit	2,113	(484)	(456)	(1,723)

Unrealized gain (loss) on short term investments, net of tax	(2,658)	796	2,452	2,865
Foreign currency translation adjustment and other	(34,027)	54,414	18,921	19,873
Tax benefit on translation gain (loss) in relation to earnings subject to repatriation	—	687	1,343	891

Comprehensive income adjustments, net	(36,685)	55,897	22,716	23,629
Net income	295,066	223,986	884,897	710,350

Total comprehensive income	$258,381	$279,883	$907,613	$733,979

NOTE (5)—STOCK-BASED COMPENSATION PLANS

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans. Since the fourth quarter of fiscal 2006, the Company has granted restricted stock units (RSUs) under the Second Restated 2002 Plan. In the second quarter of fiscal 2008, the Second Restated 2002 Plan was amended following shareholder approval and is now referred to as the Third Restated 2002 Plan. The Third Restated 2002 Plan authorizes the issuance of an additional eight million shares of common stock for future grants in addition to grants currently authorized. Each share issued in respect of stock bonuses or stock units will be counted as 1.75 shares toward the share limit. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

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

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first thirty-six weeks of fiscal 2008:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 3, 2007	30,088	$39.26
Granted	—	—
Exercised	(7,399)	37.25
Forfeited or expired	(83)	42.69

Outstanding at May 11, 2008 (2)	22,606	$39.91	4.94	$712,786

Exercisable at May 11, 2008	16,850	$39.02	4.36	$546,299

(1)	The difference between the original exercise price and market value of common stock at May 11, 2008.

(2)	Stock options generally vest over five years and have a ten-year term.

The tax benefit realized and intrinsic value related to total stock options exercised during the first thirty-six weeks of fiscal year 2008 and 2007 are provided in the following table:

	36 Weeks Ended
	May 11, 2008	May 13, 2007
Actual tax benefit realized for stock options exercised	$73,313	$35,930
Intrinsic value of stock options exercised (1)	$223,457	$128,143

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

NOTE (5)—STOCK-BASED COMPENSATION PLANS (Continued)

Employee tax consequences on Certain Stock Options

As previously disclosed, in fiscal 2006, a special committee of independent directors was formed to determine whether the stated grant dates of options were supported by the Company’s books and records. In connection with this review the Company has, among other things, recorded a liability for the estimated payment the Company would make to compensate Canadian employees for the expected disallowance of a tax deduction previously allowed for options exercised, primarily from 2005 through the end of the third quarter of fiscal 2008. During the third quarter of fiscal 2008, the Company made payments of approximately $10,700 to employees in Canada related to options exercised in calendar year 2007 and is in the process of settling the obligation for options exercised in calendar years 2004, 2005, and 2006. The related liability as of May 11, 2008 and September 2, 2007 was $40,062 and $40,200, respectively. The Company is examining alternatives to mitigate the potential adverse tax consequences associated with unexercised options held by Canadian employees.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees and consultants, which generally vest over five years, and to non-employee directors, which generally vest over three years; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. The fair value of RSUs is the market value of the common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At May 11, 2008, 8.7 million RSUs were available to be granted under the Third Restated 2002 Plan.

The following awards were outstanding as of May 11, 2008:

•	6,268,500 shares of time-based RSUs, in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

•

496,500 performance RSUs, of which 305,000 were approved in the first quarter of fiscal 2008 and will formally be granted to certain executive officers of the Company upon the achievement of specified performance targets for fiscal 2008. Once formally granted, restrictions lapse upon achievement of continued employment over a specified period of time.

The following table summarizes RSU transactions during the first thirty-six weeks of fiscal 2008:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 3, 2007	4,779	$50.63
Granted	3,058	64.73
Vested	(1,021)	50.67
Forfeited	(51)	53.96

Non-vested at May 11, 2008	6,765	$56.97

NOTE (5)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under our plans:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Restricted stock units	$20,286	$12,361	$65,439	$35,773
Stock options	15,460	18,590	50,603	60,077
Incremental expense related to modification of certain stock options	—	—	—	8,072

Total stock-based compensation expense before income taxes	35,746	30,951	116,042	103,922
Income tax benefit	(11,731)	(9,206)	(38,339)	(33,518)

Total stock-based compensation expense, net of income tax	$24,015	$21,745	$77,703	$70,404

The remaining unrecognized compensation cost related to non-vested RSUs at May 11, 2008, was $331,371, and the weighed-average period of time over which this cost is expected to be recognized is 3.9 years. The remaining unrecognized compensation cost related to unvested stock options at May 11, 2008, was $89,008, and the weighted-average period of time over which this cost is expected to be recognized is 1.7 years.

NOTE (6)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Net income available to common stockholders used in basic net income per share	$295,066	$223,986	$884,897	$710,350
Interest on convertible bonds, net of tax	248	384	733	1,178

Net income available to common stockholders after assumed conversions of dilutive securities	$295,314	$224,370	$885,630	$711,528

Weighted average number of common shares used in basic net income per share (000’s)	433,678	445,471	434,515	451,744
Stock options and restricted stock units (000’s)	8,074	7,963	8,332	7,387
Conversion of convertible bonds (000’s)	1,529	2,455	1,532	2,571

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s)	443,281	455,889	444,379	461,702

Anti-dilutive stock options and RSUs (000’s)	601	1,163	564	3,950

NOTE (7)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was signed/finalized by the court on May 13, 2008. The Company is seeking appellate review in part of that decision. Williams has been stayed pending the class certification outcome in Randall, but the stay has not yet been lifted.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime. The complaint alleges misclassification of certain California managers. On March 6, 2008, Costco filed a motion to dismiss/strike certain claims for relief. On May 15, 2008, the Court partially granted Costco’s motion, thereby dismissing the Labor Code 226 claims and refusing to expand the statute of limitations for the remaining Claims. Costco filed its Answer on May 27, 2008. The Court set the Initial Scheduling Conference for July 28, 2008. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

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

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an “Unpaid Wage Class” and a “Wage Statement Class.” The “Unpaid Wage Class” focuses on an allegation that Costco improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” focuses on an allegation that Costco’s final paychecks do not contain the accurate and itemized information required for wage statements by applicable law. On May 29, 2008, the Court granted Costco’s motion to dismiss/strike certain claims, dismissing with prejudice the Labor Code 2236 (wage-itemization) claims. Thus, only the “unpaid Wage Class” remains. The parties expect an Initial Scheduling Conference to be set by the Court for early August. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

Claims in these six actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On May 11, 2007, the United States Court of Appeals for the Ninth Circuit granted a petition to hear the Company’s appeal of the certification. Proceedings in the district court have been stayed during the appeal.

Class actions stated to have been brought on behalf of certain present and former Costco members.

In Barmak v. Costco Wholesale Corp., et al., No. BC348857 (Superior Court for the County of Los Angeles), it is asserted that the Company violated various provisions of the common law and California statutes in connection with its former practice of paying Executive Members who downgraded or terminated their memberships a 2% Reward for less than twelve months of eligible purchases. Plaintiff seeks compensatory damages, restitution, injunctive relief, attorneys’ fees and costs, prejudgment interest, and punitive damages. On August 31, 2007, the Court certified a nationwide class in respect of the breach of contract claim and a California class for the remaining claims. The Company has agreed in principle to settle this action, which will involve providing reward certificates to most class members. A reserve was established during the second quarter of fiscal 2008 in the amount $5.5 million to cover the expected cost of the certificates, payment of attorneys’ fees to class counsel, and the expenses of settlement administration. The reserve was increased by an immaterial amount during the third quarter.

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

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning

NOTE (7)—COMMITMENTS AND CONTINGENCIES (Continued)

air-conditioning and refrigeration equipment. A similar request, dated January 14, 2008, has been received concerning a warehouse in New Hampshire. If the EPA determines that violations have occurred, substantial penalties may be levied. In April 2008 the Company received a similar request from the South Coast Air Quality Management District concerning certain locations in Southern California. The Company has responded to that request. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

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

	United States Operations(a)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 11, 2008
Total revenue	$13,085,971	$2,340,641	$1,187,105	$16,613,717
Operating income	332,380	95,916	37,279	465,575
Depreciation and amortization	116,540	21,242	12,198	149,980
Capital expenditures	256,856	54,301	59,213	370,370
Twelve Weeks Ended May 13, 2007
Total revenue	$11,821,377	$1,909,876	$928,002	$14,659,255
Operating income	254,777	63,144	21,144	339,065
Depreciation and amortization	103,199	16,526	10,105	129,830
Capital expenditures	192,001	25,491	9,204	226,696
Thirty-Six Weeks Ended May 11, 2008
Total revenue	$38,720,128	$7,189,249	$3,473,756	$49,383,133
Operating income	981,999	276,491	106,271	1,364,761
Depreciation and amortization	339,297	62,334	34,891	436,522
Capital expenditures	847,199	182,590	119,341	1,149,130
Property and equipment, net	7,853,889	1,404,511	990,626	10,249,026
Total assets	16,708,335	2,565,311	1,929,704	21,203,350
Net assets	6,784,375	1,288,403	1,042,795	9,115,573
Thirty-Six Weeks Ended May 13, 2007
Total revenue	$35,254,859	$5,800,234	$2,867,802	$43,922,895
Operating income	769,227	208,265	76,041	1,053,533
Depreciation and amortization	307,391	47,973	33,061	388,425
Capital expenditures	704,021	133,253	51,163	888,437
Property and equipment, net	7,083,416	1,115,398	899,511	9,098,325
Total assets	15,616,799	2,148,499	1,773,187	19,538,485
Net assets	6,310,889	1,136,783	1,033,592	8,481,264
Year Ended September 2, 2007
Total revenue	$51,532,178	$8,723,562	$4,144,415	$64,400,155
Operating income	1,216,517	287,045	105,024	1,608,586
Depreciation and amortization	449,338	72,915	44,132	566,385
Capital expenditures	1,104,461	206,840	74,398	1,385,699
Property and equipment, net	7,357,160	1,237,031	925,589	9,519,780
Total assets	15,543,357	2,279,453	1,783,776	19,606,586
Net assets	6,417,458	1,157,640	1,048,243	8,623,341

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the rising cost of petroleum-based products and fuel and energy costs), geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the SEC.

This management discussion should be read in conjunction with the management discussion included in our fiscal 2007 annual report on Form 10-K, previously filed with the SEC.

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private label products will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than many competitors.

Key items for the third quarter of fiscal 2008 included:

•

Net sales increased 13.4% over the prior year, driven by a 8% increase in comparable sales (sales in warehouses open for at least one year) and the opening of 25 new warehouses (29 opened and 4 closed due to relocations) since the end of the third quarter of fiscal year 2007;

•

Membership fees increased 10.4%, primarily due to new membership sign-ups at warehouses opened since the end of the third quarter of fiscal 2007 and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 33 basis points over the prior year’s third quarter;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 26 basis points over the prior year’s third quarter;

•	Net income increased 31.7% to $295.1 million from $224.0 million in the third quarter of fiscal 2007;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.16 per share, reflecting an 10.3% increase, from $0.58 to $0.64 per share on an annualized basis; and

•	We repurchased 3.7 million shares of our common stock, at an average cost of $64.25 per share, totaling approximately $240.9 million.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As previously reported, the second and third quarters of fiscal 2007 were impacted by the following unusual item:

•

Sales returns review: In connection with changes to our consumer electronics returns policy, we completed a review of historical data of trends in sales returns, which indicated a longer timeframe over which returns are received than was previously estimated. We revised our estimate of sales returns reserve to include the longer timeframe, as well as a lower realization rate on certain returned items. The effect of the revisions to our estimated reserve in the third quarter of fiscal 2007 and the first thirty-six weeks of fiscal 2007 are reflected in the table below.

•

Employee tax consequences on stock options: The Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 employees who are United States taxpayers from certain adverse tax consequences arising from a review of stock option practices. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, making payments to employees in an amount approximately equal to the increase in the exercise price. We also recorded a charge for the estimated amount to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States. In the aggregate, these charges totaled $47.3 million.

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

	12 Weeks Ended May 13, 2007 (amounts in thousands)
	Sales return Reserve	Employee tax consequences on stock options	Total
Net sales	$(228,169)	$—	$(228,169)
Merchandise costs	181,977	—	181,977

Gross margin	(46,192)	—	(46,192)
SG&A	—	(900)	(900)

Operating Income	(46,192)	(900)	(47,092)
Interest expense	—	—	—
Interest income and other	(1,000)	—	(1,000)

Income before income taxes	(47,192)	(900)	(48,092)
Provision for income taxes	17,489	334	17,823

Net Income	$(29,703)	$(566)	$(30,269)

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	36 Weeks Ended May 13, 2007 (amounts in thousands)
	Sales return Reserve	Employee tax consequences on stock options	Excise tax refund	Total
Net sales	$(452,553)	$—	$—	$(452,553)
Merchandise costs	358,290	(157)	8,661	366,794

Gross margin	(94,263)	(157)	8,661	(85,759)
SG&A	—	(47,115)	300	(46,815)

Operating Income	(94,263)	(47,272)	8,961	(132,574)
Interest expense	—	(50)	—	(50)
Interest income and other	(1,000)	—	1,090	90

Income before income taxes	(95,263)	(47,322)	10,051	(132,534)
Provision for income taxes	35,285	17,528	(3,723)	49,090

Net Income	$(59,978)	$(29,794)	$6,328	$(83,444)

Results of Operations (dollars in thousands, except earnings per share and warehouse number data)

Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Net sales	$16,262,793	$14,341,520	$48,351,255	$42,998,537
Effect of change in estimated sales returns reserve	—	228,169	—	452,553

Net sales, as adjusted	$16,262,793	$14,569,689	$48,351,255	$43,451,090
Increase in comparable warehouse sales	8%	7%	7%	6%

Net sales increased 13.4% to $16.26 billion during the third quarter of fiscal 2008, from $14.34 billion during the third quarter of fiscal 2007. Excluding the impact of the change in the estimated sales returns reserve in the third quarter of fiscal 2007, net sales increased $1.69 billion, or 11.6% in the third quarter of fiscal 2008 as compared to the previous year. The $1.69 billion increase in adjusted net sales is comprised of $1.16 billion from the increase in comparable warehouse sales and $534.7 million primarily from sales at 25 new warehouses opened (29 opened and 4 closed due to relocations) since the end of the third quarter of fiscal 2007. Significantly stronger foreign currencies, particularly in Canada, positively impacted adjusted net sales by approximately $307.7 million, or 210 basis points.

Gasoline sales contributed to the $1.69 billion adjusted net sales growth by approximately $463.8 million, with approximately $274.5 million related to the increase in gasoline sales prices. Additionally, we experienced price increases in certain foods and fresh foods categories that positively impacted net sales, which were slightly offset by price decreases in certain hardlines categories.

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales positively impacted comparable warehouse sales growth by approximately $390.0 million. Comparable warehouse sales growth excluding gasoline would have been lower by approximately 225 basis points. Significantly stronger foreign currencies, particularly in Canada, positively impacted comparable sales by approx-

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

imately $285.3 million, or 195 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations). While sales in the quarter were not materially affected by general economic conditions, the risk of such effects continue, including those arising from price increases due to rising fuel and commodity costs and other factors that may reduce consumer spending.

For the first thirty-six weeks of fiscal 2008, net sales increased 12.4% to $48.35 billion from $43.00 billion during the first thirty-six weeks of fiscal 2007. Excluding the impact of the change in the estimated sales returns reserve in the second and third quarters of fiscal 2007, net sales increased $4.90 billion, or 11.3% in the first thirty-six weeks of fiscal 2008 as compared to the previous year. The $4.90 billion increase in adjusted net sales is comprised of $3.35 billion from the increase in comparable warehouse sales and $1.55 billion primarily from sales at 25 new warehouses opened (29 opened and 4 closed due to relocations) since the end of the third quarter of fiscal 2007. Significantly stronger foreign currencies, particularly in Canada, positively impacted adjusted net sales by approximately $1.01 billion, or 235 basis points.

Gasoline sales contributed to the $4.90 billion adjusted net sales growth by approximately $1.17 billion, with approximately $770.4 million related to the increase in gasoline sales prices. Additionally, we experienced price increases in certain foods and fresh foods categories that positively impacted net sales, which were slightly offset by price decreases in certain hardlines categories.

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales positively impacted comparable warehouse sales growth by approximately $982.1 million. Comparable warehouse sales growth excluding gasoline would have been lower by approximately 189 basis points. Significantly stronger foreign currencies, particularly in Canada, positively impacted comparable sales by approximately $961.5 million, or 220 basis points.

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Membership fees	$350,924	$317,735	$1,031,878	$924,358
Membership fees as a percent of net sales	2.16%	2.22%	2.13%	2.15%
Membership fees as a percent of adjusted net sales	2.16%	2.18%	2.13%	2.13%
Total cardholders (000’s)	52,600	49,600	52,600	49,600

Membership fees increased 10.4% to $350.9 million, or 2.16% of net sales, in the third quarter of fiscal 2008, from $317.7 million, or 2.22% of net sales, in the third quarter of fiscal 2007, and increased 11.6% to $1.03 billion, or 2.13% of net sales, in the first thirty-six weeks of fiscal 2008 from $924.4 million, or 2.15% of net sales, in the first thirty-six weeks of fiscal 2007. The increase in membership fee income reflected new membership sign-ups at the 25 new warehouses opened since the third quarter of fiscal 2007, increased penetration of the higher-fee Executive Membership program, as well as the $5 increase in our annual membership fee in the second half of fiscal 2006 for non-Executive members. Our member renewal rate, currently at 87%, is consistent with recent years.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Gross margin	$1,714,771	$1,463,933	$5,146,533	$4,480,240
Unusual items	—	46,192	—	85,759

Gross margin, as adjusted	$1,714,771	$1,510,125	$5,146,533	$4,565,999
Gross margin as a percent of net sales	10.54%	10.21%	10.64%	10.42%
Adjusted gross margin as a percent of adjusted net sales	10.54%	10.36%	10.64%	10.51%

Gross margin was $1.71 billion, or 10.54% of net sales, in the third quarter of fiscal 2008, compared to $1.46 billion, or 10.21% of net sales, in the third quarter of fiscal 2007. Excluding the unusual items affecting net sales and gross margin, gross margin as a percentage of net sales increased 18 basis points in the third quarter of fiscal 2008, from 10.36% in the third quarter of fiscal 2007. This increase was due to a 28 basis point increase in our merchandise departments, particularly fresh foods and food and sundries, partially offset by a decrease in softlines. This increase was partially offset by a net nine basis point decrease from our warehouse ancillary businesses, primarily in one-hour photo, food services and tire shop, partially offset by an increase in our gasoline and pharmacy businesses. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by one basis point. We’ve experienced price increases from our suppliers at an increased rate, which may continue. Those increases generally are reflected in our selling prices, but to the extent they are not our gross margins will be adversely affected.

Gross margin was $5.15 billion, or 10.64% of net sales, in the first thirty-six weeks of fiscal 2008, compared to $4.48 billion, or 10.42% of net sales, in the first thirty-six weeks of fiscal 2007. Excluding the unusual items affecting net sales and gross margin, gross margin as a percentage of net sales increased 13 basis points in the first thirty-six weeks of fiscal 2008, from 10.51% in the first thirty-six weeks of fiscal 2007. This 13 basis point increase reflected a 31 basis point increase in our merchandise departments, particularly food and sundries and fresh foods, partially offset by a decrease in softlines. This increase was also offset by a decrease of 15 basis points in our warehouse ancillary businesses; primarily tire shop, gas and food services. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by three basis points.

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Selling, general and administrative expenses (SG&A)	$1,582,488	$1,432,650	$4,767,613	$4,303,108
Unusual items	—	(900)	—	(46,815)

SG&A, as adjusted	$1,582,488	$1,431,750	$4,767,613	$4,256,293
SG&A as a percent of net sales	9.73%	9.99%	9.86%	10.01%
Adjusted SG&A as a percent of adjusted net sales	9.73%	9.83%	9.86%	9.80%

SG&A totaled $1.58 billion, or 9.73% of net sales, during the third quarter of fiscal 2008, compared to $1.43 billion, or 9.99% of net sales, during the third quarter of fiscal 2007. Excluding the unusual items

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

affecting net sales and SG&A expenses in the third quarter of fiscal 2007, SG&A as a percentage of net sales decreased 10 basis points in the third quarter of fiscal 2008 as compared to the previous year. Warehouse operating and central administrative costs positively impacted SG&A comparisons, on a net basis, by approximately 12 basis points, primarily due to decreased payroll and benefits costs as a percent of adjusted net sales. Stock-based compensation expense increased two basis points in the third quarter of fiscal 2008 as compared to fiscal 2007, primarily due to a higher closing stock price on the date that our October 2007 RSU grant was valued as compared to previous grants.

SG&A totaled $4.77 billion, or 9.86% of net sales, during the first thirty-six weeks of fiscal 2008, compared to $4.30 billion, or 10.01% of net sales, during the first thirty-six weeks of fiscal 2007. Excluding the unusual items affecting net sales and SG&A expenses in the first thirty-six weeks of fiscal 2007, SG&A as a percentage of net sales increased six basis points in the first thirty-six weeks of fiscal 2008 as compared to the previous year. Stock-based compensation expense increased four basis points in the first thirty-six weeks of fiscal 2008 as compared to fiscal 2007. Additionally, in the first quarter of fiscal 2008, we accrued approximately $9 million, or two basis points, for compensation adjustments we made to employees enrolled in our medical and dental plans related to a decision to share a portion of the health plan’s savings that we achieved, beyond what was expected in fiscal 2007.

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Preopening expenses	$8,427	$9,022	$39,618	$39,235
Warehouse openings	4	6	21	22
Relocations	—	—	(4)	—

Warehouse openings, net of relocations	4	6	17	22

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

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Warehouse closing costs	$330	$3,327	$3,547	$10,918
Impairment of long-lived assets	8,875	—	9,467	—
Net gain on sale of real property	—	(2,396)	(6,595)	(2,196)

Provision for impaired assets & closing costs, net	$9,205	$931	$6,419	$8,722

The provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and gains or losses resulting from the sale

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of real property, largely comprised of former warehouse locations. In the third quarter of fiscal 2008, we recognized a charge of $8.9 million, primarily related to a location in Michigan that will be demolished and rebuilt.

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Interest expense	$24,140	$26,016	$70,579	$31,776

Interest expense totaled $24.1 million in the third quarter of fiscal 2008, compared to $26.0 million in the third quarter of fiscal 2007. The decrease is primarily due to an increase in capitalized interest related to our new warehouse and remodel construction activity.

Interest expense totaled $70.6 million in the first thirty-six weeks of fiscal 2008 compared to $31.8 million in the first thirty-six weeks of fiscal 2007. The increases in interest expense as compared to the prior year resulted primarily from the issuance of our $900 million of 5.3% and $1.1 billion of 5.5% Senior Notes (2007 Senior Notes) in February 2007, partially offset by lower interest expense resulting from the repayment of the $300 Million 5.5% Senior Notes in March 2007.

Interest Income and Other

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Interest income	$18,504	$36,905	$70,948	$81,862
Earnings of affiliates	8,522	6,960	29,239	24,716
Minority interest and other	(3,138)	(1,027)	(2,418)	(103)

Interest income and other	$23,888	$42,838	$97,769	$106,475

Interest income and other totaled $23.9 million in the third quarter of fiscal 2008, compared to $42.8 million in the third quarter of fiscal 2007. This decrease was largely due to lower interest rates, quarter over quarter, on our cash and cash equivalents and short-term investment balances, as well as a $1.4 million charge for impairment on certain securities within our investment portfolio.

Interest income and other totaled $97.8 million in the first thirty-six weeks of fiscal 2008 compared to $106.5 million in the first thirty-six weeks of fiscal 2007. This decrease was largely due to lower interest rates and a $4.2 million charge for impairment on certain securities within our investment portfolio.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Provision for income taxes	$170,257	$131,901	$507,054	$417,882
Effective tax rate	36.6%	37.1%	36.4%	37.0%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income

	12 Weeks Ended		36 Weeks Ended
	May 11, 2008	May 13, 2007	May 11, 2008	May 13, 2007
Net income	$295,066	$223,986	$884,897	$710,350
Unusual items (net of tax)	—	30,269	—	83,444

Net income, as adjusted	$295,066	$254,255	$884,897	$793,794
Diluted earnings per share	$0.67	$0.49	$1.99	$1.54
Shares used to calculate diluted net income per common share	443,281	455,889	444,379	461,702

Net income for the third quarter of fiscal 2008 was $295.1 million, or $0.67 per diluted share, compared to $224.0 million, or $0.49 per diluted share, during the third quarter of fiscal 2007. Net income for the first thirty-six weeks of fiscal 2008 was $884.9 million, or $1.99 per diluted share, compared to net income for the first thirty-six weeks of fiscal 2007 of $710.4 million, or $1.54 per diluted share.

The unusual items previously discussed totaled $30.3 million, net of tax, or $0.07 per diluted share and $83.4 million, net of tax, or $0.18 per diluted share in the third quarter and first thirty-six weeks of fiscal 2007, respectively. Excluding these items, net income per diluted share was $0.56 per diluted share and $1.72 per diluted share for the third quarter and first thirty-six weeks of fiscal 2007, respectively. Net income per diluted share in the third quarter and first thirty-six weeks of fiscal 2008 represent an increase of 20% and 16%, respectively, over these adjusted amounts.

We have repurchased 18.0 million shares of common stock since the end of the third quarter of fiscal 2007, favorably impacting net income per diluted share by approximately $0.02 and $0.03 in the third quarter and first thirty-six weeks of fiscal 2008, respectively.

Liquidity and Capital Resources

Cash Flows

The following table itemizes components of our most liquid assets (dollars in thousands):

	May 11, 2008	September 2, 2007
Cash and cash equivalents	$2,848,658	$2,779,733
Short-term investments	805,963	575,787

Total	$3,654,621	$3,355,520

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3.65 billion and $3.36 billion at May 11, 2008 and September 2, 2007, respectively. Of these balances, approximately $795.3 million and $655.2 million at May 11, 2008 and September 2, 2007, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the quarter-end close.

Net cash provided by operating activities totaled $1.76 billion in the first thirty-six weeks of fiscal 2008, compared to $1.55 billion in the first thirty-six weeks of fiscal 2007. This increase of $209.6 million was primarily attributable to an increase in net income of $174.5 million.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in investing activities totaled $1.47 billion in the first thirty-six weeks of fiscal 2008, compared to $241.2 million in the first thirty-six weeks of fiscal 2007, an increase of $1.22 billion. The increase in investing activities relates primarily to a decrease in cash provided by the net investment in short-term investments of $620.7 million and an increase of $260.7 million in additions to property and equipment related to warehouse expansion and remodel projects. The decrease in cash provided by our net investment activity largely relates to less cash required for the repurchase of common stock year over year. Additionally, in the second quarter of fiscal 2008, $371.1 million formerly classified as cash and cash equivalents was reclassfied to short-term investments and other assets.

In December 2007, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with the evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. In the third quarter and the first thirty-six weeks of fiscal 2008, we recognized an impairment loss of $1.4 million and $4.2 million, respectively, related to these securities that were considered to be other-than-temporary. The loss is included in interest income and other in the accompanying condensed consolidated statements of income. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Additionally, in December 2007, two other enhanced cash money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. These two funds are being liquidated with periodic distributions and the expectation is that the funds will be completely liquidated by 2010. To date, the funds have maintained a one-dollar per unit net asset value. We received cash redemptions of $17.0 million from the BlackRock and Merrill Lynch funds subsequent to the end of the third quarter and through June 6, 2008. Although future market conditions cannot be predicted, we currently do not expect future losses in our investment portfolio to be material to our condensed consolidated financial statements, or that we will experience a detriment to our overall liquidity.

During the second quarter of fiscal 2008, we reclassified $371.1 million related to these three funds from “cash and cash equivalents.” This reclassification is shown in cash flows from investing activities in the condensed consolidated statements of cash flows. At the end of the third quarter of fiscal 2008, $306.9 million remained, with $215.0 million in “short-term investments” and $91.9 million in “other assets” on the consolidated balance sheet, reflecting the timing of the expected distributions.

Net cash used by financing activities totaled $238.1 million in the first thirty-six weeks of fiscal 2008, compared to $339.5 million provided in the first thirty-six weeks of fiscal 2007, a decrease of $577.6 million. The decrease primarily resulted from a net decrease in cash provided by the issuance of long-term debt, net of repayments, of $1.65 billion, largely relating to the issuance of the 2007 Senior Notes. This decrease was offset by a reduction in the repurchase of common stock of $844.9 million, an increase in cash from the exercise of stock options of $106.7 million and an increase in the change in bank checks outstanding of $87.0 million.

Dividends

In the third quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend to shareholders of record as of May 16, 2008, and approved an increase from $0.145 to $0.16 per share, or $0.64 per share on an annualized basis. The dividend was paid on May 30, 2008.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expansion Plans

Our primary requirement for capital is the financing of the land, building and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is our current intention to spend approximately $1.6 billion to $1.7 billion during fiscal 2008 for real estate, construction, remodeling and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the third quarter of fiscal 2008, we have spent approximately $1.15 billion.

We opened four new warehouses in the third quarter of fiscal 2008. Expansion plans during the remainder of fiscal 2008 are to open an additional 12 to 14 new warehouses, including four to five relocations to larger and better-located facilities.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

				Credit Line Usage as of May 11, 2008
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing		Available Credit		Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$25,335	$25,335	$—	$—		$—		N/A

U.S.	Uncommitted Commercial Letter of Credit	N/A	160,000	—	5,831	—		154,169		N/A

Australia (1)	Guarantee Line	N/A	9,406	2,898	—	—		6,508		N/A

Canada (1)	Multi- Purpose Line	March-09	148,855	20,744	—	16,422	(3)	111,689	(3)	3.20%

Japan (1)	Revolving Credit	February-09	33,958	—	—	4,366		29,592		1.03%

Japan (1)	Bank Guaranty	February-09	9,702	9,702	—	—		—

Japan (1)	Revolving Credit	February-09	33,958	—	—	15,038		18,920		1.04%

Korea (1)	Multi- Purpose Line	March-09	11,474	1,502	258	—		9,714		6.03%

Taiwan	Multi- Purpose Line	January-09	9,790	1,937	—	—		7,853		4.50%

Taiwan	Multi- Purpose Line	July-08	16,317	4,601	—	—		11,716		4.57%

United Kingdom	Revolving Credit	February-10	77,952	—	—	—		77,952		5.74%

United Kingdom	Uncommitted Money Market Line	May-09	38,976	—	—	26,699		12,277		5.35%

United Kingdom	Overdraft Line	May-09	58,464	—	—	—		58,464		6.00%

United Kingdom (2)	Letter of Guarantee	N/A	3,891	3,891	—	—		—		N/A

United Kingdom	Commercial Letter of Credit	N/A	3,898	253	—	—		3,645		N/A

	TOTAL		$641,976	$70,863	$6,089	$62,525		$502,499

(1)	We guarantee this entity’s credit facility.

(2)	The letter of guarantee is fully cash-collateralized by the United Kingdom subsidiary.

(3)	The amount shown for short-term borrowings under this facility is net of a note issue discount, which is excluded from the available credit amount.

Note: We have letter of credit facilities (for commercial and standby letters of credit) totaling $241.3 million. The outstanding commitments under these facilities at May 11, 2008 totaled $77.0 million, including $70.9 million in standby letters of credit. For those entities with multi-purpose lines, any increase in either letter of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing Activities

During the third quarter of fiscal 2008, $0.02 million in face amount of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) were converted by note holders into 1,000 shares of common stock, and during the first thirty-six weeks of fiscal 2008, $0.3 million in face amount of our Zero Coupon Notes were converted by note holders into 7,000 shares of common stock.

During the third quarter of fiscal 2007, $0.4 million in face amount of our Zero Coupon Notes were converted by note holders into 9,000 shares of common stock, and during the first thirty-six weeks of fiscal 2007, $21.0 million in face amount of our Zero Coupon Notes were converted by note holders into 476,000 shares of common stock.

Derivatives

We use derivative and hedging arrangements only to manage well-defined risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount, which approximates the fair value, of foreign exchange contracts outstanding was $71.0 million and $75.0 million at May 11, 2008 and September 2, 2007, respectively. The mark-to-market adjustment related to these contracts was a charge of $1.8 million and $0.9 million at May 11, 2008 and September 2, 2007, respectively. The majority of the forward foreign exchange contracts were entered into by our United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Stock Repurchase Programs

During the third quarters of fiscal 2008 and 2007, we repurchased 3.7 million and 11.3 million shares of our common stock at an average price of $64.25 and $54.31, totaling approximately $240.9 million and $614.5 million, respectively. In the first thirty-six weeks of fiscal 2008 and 2007, we repurchased 10.1 million and 28.5 million shares at an average price of $63.42 and $53.39, for a total amount of $641.3 million and $1.5 billion, respectively. In September 2007 and November 2007, our Board of Directors approved an additional $300.0 million and $1.0 billion respectively, of stock repurchases, both expiring in 2010. The remaining amount available for stock repurchases under the approved plans was approximately $1.31 billion at May 11, 2008. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We must adopt these new requirements in our first quarter of fiscal 2009 In February 2008, the FASB issued Staff Position No. 157-2 which provided a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We must adopt these new requirements in our first quarter of fiscal 2009.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We must adopt these new requirements in our first quarter of fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We must provide these new disclosures no later than our second quarter of fiscal 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards.

We are in the process of evaluating the impact that adoption of these standards will have on our future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists primarily of money market funds, debt securities, corporate notes and bonds and enhanced money market funds with maturities of three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal while generating yields without significantly increasing risk. Historically, this was accomplished by investing in high investment grade securities with a minimum overall portfolio average credit rating of AA- as well as investment diversification. The revised investment policy was recently approved by our Board of Directors, limiting future investments to direct U.S. Government and Government Agency obligations, repurchase agreements collateralized by U.S. Government and Government Agency obligations and U.S Government and Government Agency Money Market funds. The investment policies of our subsidiaries are currently under review in light of market conditions.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2008 (amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
February 18—March 16, 2008	1,461,457	$62.51	1,461,457	$1,454,642
March 17—April 13, 2008	1,703,836	64.40	1,703,836	1,344,913
April 14—May 11, 2008	584,435	68.18	584,435	1,305,065

Total Third Quarter	3,749,728	$64.25	3,749,728

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2008.

(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors. The amounts reported in the table are covered by a Board authorization to repurchase shares of common stock of $2 billion authorized in July 2006 and expiring in July 2009; and $300 million and $1 billion authorized in September 2007 and November 2007, respectively, both of which expire in 2010.

ITEM 3—Defaults	Upon Senior Securities

None.

ITEM	4—Submission of Matters to a Vote of Security Holders

None.

ITEM	5—Other Information

None.

ITEM	6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: June 13, 2008	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: June 13, 2008	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer