Form 10-K
period 2008-08-31
COSTCO WHOLESALE CORP /NEW
filed 2008-10-16
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20355

Costco Wholesale Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Lake Drive, Issaquah, WA 98027

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (425) 313-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.005 Par Value	The NASDAQ Global Select Market

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

YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 15, 2008 was $27,462,084,343

The number of shares outstanding of the registrant’s common stock as of October 3, 2008 was 431,675,461

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2009 are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

PART I

Item 1—Business

Costco Wholesale Corporation and its subsidiaries (“Costco” or the “Company”) began operations in 1983 in Seattle, Washington. In October 1993, we merged with The Price Company, which had pioneered the membership warehouse concept, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of our non-warehouse assets to Price Enterprises, Inc., we changed our name to Costco Companies, Inc. On August 30, 1999, we reincorporated from Delaware to Washington and changed our name to Costco Wholesale Corporation. Our common stock trades on the NASDAQ under the symbol “COST.”

General

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets and supercenters.

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (“depot”) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for shipment to our individual warehouses, generally in less than twenty-four hours. This maximizes freight volume and handling efficiencies, lowering our receiving costs by eliminating many of the costs associated with multiple step distribution channels. Such traditional steps include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

Because of our high sales volume and rapid inventory turnover, we generally have the opportunity to sell and be paid for inventory before we are required to pay many of our merchandise vendors, even though we take advantage of early payment discounts whenever available to us. As sales increase and inventory turnover becomes more rapid, a greater percentage of inventory is financed through payment terms provided by suppliers rather than by our working capital.

Our typical warehouse format averages approximately 142,000 square feet; newer units tend to be larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses need not have elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to less than two-tenths of one percent of net sales in the last several fiscal years—well below those of typical discount retail operations.

We generally limit marketing and promotional activities to new warehouse openings, occasional direct mail to prospective new members and regular direct marketing programs (such as The Costco Connection, a magazine we publish for our members, coupon mailers and handouts) to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical retailers. In connection with new warehouse openings, our marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are

Item 1—Business (Continued)

contacted by direct mail or by membership offerings distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up messages distributed through employee groups and ongoing direct solicitations to prospective members.

Our warehouses generally operate on a seven-day, 69-hour week, open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional retailers, discount retailers and supermarkets, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities of each item, thereby reducing labor required for handling and stocking.

Our merchandising strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. It is important to carry only those products on which we can provide our members significant savings. We seek to limit specific items in each product line to fast-selling models, sizes and colors. Therefore, we carry an average of approximately 4,000 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to 40,000 to 140,000 SKUs or more at discount retailers, supermarkets, and supercenters. Many consumable products are offered for sale in case, carton or multiple-pack quantities only.

In keeping with our policy of member satisfaction, we generally accept returns of merchandise. In fiscal 2007, we introduced a 90-day return policy in the United States on certain electronic items. In fiscal 2008, the program was expanded to Canada and the United Kingdom. Additionally, we provide, free of charge, technical support services, as well as an extended warranty on certain electronic items.

The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2008	2007	2006
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	22%	23%	24%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, garden and patio, sporting goods, furniture, and automotive supplies)	19%	21%	20%
Food (including dry and institutionally packaged foods)	20%	19%	19%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings, cameras and small appliances)	10%	11%	12%
Fresh Food (including meat, bakery, deli and produce)	12%	12%	11%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	17%	14%	14%

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year end:

	2008	2007	2006
Food Court and Hot Dog Stands	506	482	452
One-Hour Photo Centers	504	480	450
Optical Dispensing Centers	496	472	442
Pharmacies	451	429	401
Gas Stations	307	279	250
Hearing-Aid Centers	274	237	196
Print Shops and Copy Centers	7	8	9

Number of warehouses	512	488	458

Costco Mexico, our 50%-owned joint venture, operated 31 warehouses, under our oversight, at August 31, 2008. The Costco Mexico warehouses are not included in the table above as Costco Mexico is not consolidated and is accounted for using the equity method of accounting for investments.

Our electronic commerce businesses, costco.com in the U.S. and costco.ca in Canada, provide our members additional products generally not found in our warehouses, in addition to services such as digital photo processing, pharmacy, travel and membership services.

Our warehouses accept cash, checks, certain debit cards, American Express and a private label Costco credit card. Losses associated with dishonored checks have been minimal, as members who have issued dishonored checks are identified and prevented from making payments at the point of sale until restitution is made.

We have direct buying relationships with many producers of national brand name merchandise. No significant portion of merchandise is obtained from any one of these or any other single supplier. We have not experienced any difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without experiencing a substantial disruption of our business. We also purchase selected private label merchandise, as long as quality and customer demand are comparable and the value to our members is greater as compared to name brand items.

Financial information of our segments and geographic areas is included in Note 12, Segment Reporting, to the accompanying consolidated financial statements.

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on our operations, except an increased level of net sales and earnings during the winter holiday season. References to 2008 and 2007 relate to the 52-week fiscal years ended August 31, 2008 and September 2, 2007, respectively. References to 2006 relate to the 53-week fiscal year ended September 3, 2006.

Membership Policy

Our membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue, which allows us to offer lower prices.

Item 1—Business (Continued)

Members can utilize their memberships at any Costco warehouse location in any country. We have two primary types of members: Business and Gold Star (individual). We continue to experience strong member renewal rates, currently at 87%. Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of $50 for the primary and spouse membership card, with add-on membership cards available for an annual fee of $40 (including a free spouse card). A significant number of our business members also shop at Costco for their personal needs.

Individual memberships (Gold Star memberships) are available to individuals who do not qualify for a Business membership, for an annual fee of $50, which includes a spouse card.

Our membership base was made up of the following (in thousands):

	2008	2007	2006
Gold Star	20,200	18,600	17,300
Business	5,600	5,400	5,200

Total primary cardholders	25,800	24,000	22,500
Add-on cardholders	27,700	26,400	25,200

Total cardholders	53,500	50,400	47,700

These numbers exclude approximately 2,800, 2,700 and 2,600 cardholders of Costco Mexico at the end of 2008, 2007 and 2006, respectively.

Executive membership is available to all members in the U.S. and Canada for an annual fee of $100. The Executive Membership program offers members additional savings and benefits on various business and consumer services offered by Costco, such as merchant credit-card processing, auto and home insurance, business telephone service, check printing, and real estate and mortgage services. The services are generally provided by third-parties and vary by state. In addition, Executive members qualify for a 2% annual reward (which can be redeemed at Costco warehouses), up to a maximum of $500 per year, on all qualified purchases made at Costco. At the end of 2008, 2007 and 2006, Executive members represented 26%, 23% and 20%, respectively of our primary membership base, and the percentage of our net sales attributable to these members continues to increase. In 2008, Costco Mexico launched an Executive Membership program similar to the program in the U.S. and Canada.

Labor

Our employee count approximated:

	2008	2007	2006
Full-time employees	75,000	70,000	66,000
Part-time employees	62,000	57,000	53,000

Total employees	137,000	127,000	119,000

These numbers exclude approximately 9,000 individuals who were employed by Costco Mexico at the end of 2008 and 2007 and approximately 8,000 at the end of 2006. Approximately 14,000 hourly employees in certain of our locations (all former Price Company locations) in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. Over 1,200 warehouse club locations exist across the U.S. and Canada, including our 473 North American warehouses, and every major metropolitan area has one, if not several, club operations. In addition to other membership warehouse operators such as Wal-Mart’s Sam’s Club and BJ’s Wholesale Club, we compete with a wide range of national and regional retailers and wholesalers, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations, as well as electronic commerce businesses. Wal-Mart, Target and Kohl’s are significant general merchandise retail competitors. We also compete with low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Trader Joe’s, Whole Foods, Best Buy and Barnes & Noble. Our international operations face similar competitors.

Regulation

Certain state laws require that we apply minimum markups to our selling prices for specific goods, such as tobacco products, alcoholic beverages and gasoline. While compliance with such laws may cause us to charge somewhat higher prices, other retailers are also typically governed by the same restrictions, and we believe that compliance with such laws does not have a material adverse effect on our operations.

It is our policy to sell at lower than manufacturers’ suggested retail prices. Some manufacturers attempt to maintain the resale price of their products by refusing to sell to us or to other purchasers that do not adhere to suggested retail prices or that otherwise sell at discounted prices. To date, we believe that we have not been materially affected by our inability to purchase directly from such manufacturers. Both federal and state legislation is proposed from time to time which, if enacted, would restrict our ability to purchase goods or extend the application of laws enabling the establishment of minimum prices. We cannot predict the effect on our business of the enactment of such legislation.

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

Item 1A—Risk Factors (Continued)

The risks described below could materially and adversely affect our business, financial condition and/or results of operations. These risks could cause our actual results to differ materially from our historical experience and from results predicted by our forward-looking statements. Those statements may relate to such matters as sales growth, increases in comparable store sales, impact of cannibalization, price changes, earnings performance, earnings per share, stock–based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense control, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. You should read these risk factors in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and our consolidated financial statements and related notes in Item 8 of this Report. There may be other factors that we cannot anticipate or that are not described in this report, generally because we do not presently perceive them to be material, that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

We face strong competition from other retailers and warehouse club operators, which could negatively affect our financial performance.

The retail business is highly competitive. We compete for members, employees, warehouse sites, products and services and in other important respects with many other local, regional and national retailers, both in the United States and in foreign countries. We compete with other warehouse club operators, discount retailers, retail and wholesale grocers and general merchandise wholesalers and distributors, as well as electronic commerce retailers, wholesalers and catalog businesses. Internationally, we compete with retailers who operate department, drug, variety and specialty stores, supermarkets, supercenter stores, warehouse clubs, internet-based retailers and catalog businesses. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services offered to members, location, store hours and price. Our inability to respond effectively to competitive pressures and changes in the retail markets could negatively affect our financial performance. Some competitors may have greater financial resources, better access to merchandise, and/or greater market penetration than we do.

General economic factors, domestically and internationally, may adversely affect our financial performance.

Higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, unsettled financial markets, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can also increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operations and results. General economic conditions can also be affected by the outbreak of war, acts of terrorism or other significant national or international events.

Item 1A—Risk Factors (Continued)

Our growth strategy includes expanding our business, both in existing markets and in new markets.

Our future growth is dependent, in part, on our ability to build or lease new warehouses. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses, as well as local community actions opposed to the location of our warehouses at specific sites and the adoption of local laws restricting our operations and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouses. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. Failure to manage these and other similar factors effectively will affect our ability to timely build or lease new warehouses, which may have a material adverse affect on our future growth and profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our warehouses typically draw members from their local areas, a new warehouse may draw members away from our nearby existing warehouses and may adversely affect comparable warehouse sales performance and member traffic at those existing warehouses.

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

Our financial and operational performance is highly dependent on our United States and Canada operations, which comprised 93% and 94% of consolidated net sales in fiscal 2008 and 2007, respectively, and 92% and 93% of operating income in 2008 and 2007, respectively. Within the United States, we are highly dependent on our California operations, which comprised 27% and 28% of consolidated net sales in 2008 and 2007, respectively. Our California market in general, has a larger percentage of higher volume warehouses as compared to our other markets. As a result, the operating income from our California operations is generally higher as a percentage of total operating income than other regions. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our United States operations, particularly in California, and our Canada operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets; and failing consistently to provide high quality products and innovative new products to retain our existing member base and attract new members.

We depend on vendors to timely supply us with quality merchandise at the right prices.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Member demands may lead to insufficient in-stock positions of our merchandise, leading to loss of sales.

Item 1A—Risk Factors (Continued)

We purchase our merchandise from numerous domestic and foreign manufacturers and importers and have thousands of vendor relationships. Our inability to acquire suitable merchandise on acceptable terms or the loss of key vendors could negatively affect us. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors.

Our suppliers are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions, that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal or regulatory standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, security and safety regulations, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control.

We depend on our depot operations to effectively and efficiently supply product to our warehouses.

We depend on the orderly operation of the receiving and distribution process, primarily through our depots. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our warehouses.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.

It is difficult to consistently and successfully predict the products and services our members will demand. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.

Our failure to maintain positive membership loyalty and brand recognition could adversely affect our financial results.

Damage to our brands or reputation may negatively impact comparable warehouse sales, lower employee morale and productivity, and diminish member trust, resulting in a reduction in shareholder value.

Item 1A—Risk Factors (Continued)

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, sales returns reserves, impairment of long-lived assets and warehouse closing costs, inventories, self-insurance, income taxes, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Failure of our internal control over financial reporting could limit our ability to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that our receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our financial performance.

Our international operations could form a larger portion of our business in future years. Future operating results internationally could be negatively affected by a variety of factors, many beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws and regulations of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the United States. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

Market expectations for our financial performance is high.

We believe that the price of our stock reflects high market expectations for our future operating results. Any failure to meet these expectations, including our comparable warehouse sales growth rates, earn-

Item 1A—Risk Factors (Continued)

ings and earnings per share or new warehouse openings, could cause the market price of our stock to decline.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.

Although we have independent, redundant, and primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations.

Natural disasters could unfavorably affect our financial performance.

The occurrence of natural disasters, such as hurricanes or earthquakes, particularly in California, or in Washington state, where our centralized operating systems and administrative personnel are located, could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delays in the delivery of goods to our depots or warehouses within a country in which we operate and the temporary reduction in the availability of products in our warehouses.

We are subject to a wide variety of federal, state, regional, local and international laws and regulations relating to the use, storage, discharge, and disposal of hazardous materials and hazardous and non-hazardous wastes, and other environmental matters.

Any failure to comply with these laws could result in costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our operations.

We are involved in a number of legal proceedings and audits, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may unfavorably affect our operations or increase our costs.

We are involved in a number of legal proceedings and audits, including grand jury investigations, other government investigations, consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings and other contingencies could require us to take or refrain from taking actions which could unfavorably affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties.

Item 1A—Risk Factors (Continued)

We are subject to the risk of product liability claims, including claims concerning food and prepared food products.

The sale of food and prepared food products for human consumption involves the risk of injury to our members. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image.

Our success depends, in part on the continued contributions of management and on our ability to attract, train and retain highly qualified employees.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect. Other than an annual agreement with our President and CEO, Mr. Sinegal, we have no employment agreements with our officers. We must attract, train and retain a large and growing number of highly qualified employees, while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company does not maintain key man insurance.

If we do not maintain the privacy and security of member-related information, we could damage our reputation with members, incur substantial additional costs and become subject to litigation.

We receive and retain certain personal information about our members. In addition, our online operations at www.costco.com and www.costco.ca depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of other business partners that results in our member’s personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

Additionally, the use of individually identifiable data by our business and our business associates is regulated at the international, federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At August 31, 2008, Costco operated 512 membership warehouses:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States	314	84	398
Canada	66	9	75
United Kingdom	18	2	20
Japan	1	7	8
Korea	3	3	6
Taiwan	0	5	5

Total	402	110	512

(1)	70 of the 110 leases are land-leases only, where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2008:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2004 and prior	327	63	27	417	417
2005	11	2	3	16	433
2006	20	3	2	25	458
2007	25	3	2	30	488
2008	15	4	5	24	512
2009 (expected through 12/31/08)	5	1	1	7	519

Total	403	76	40	519

The 31 warehouses operated by Costco Mexico, under our oversight, at the end of 2008 are not included in the above tables.

At the end of 2008, our warehouses contained approximately 72.7 million square feet of operating floor space: 57.2 million in the United States, 10.2 million in Canada and 5.3 million in other international locations, excluding Mexico.

Our executive offices are located in Issaquah, Washington and occupy approximately 402,000 square feet. We operated eight regional offices in the United States, two regional offices in Canada and four regional offices internationally at the end of 2008, containing approximately 349,000 square feet. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. At the end of 2008, we operated eleven depots in the United States, three in Canada and two internationally, excluding Mexico, consisting of approximately 6.6 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item  8 of this Report.

Item 4—Submission of Matters to a Vote of Security Holders

Our annual meeting is scheduled for 4:00 p.m. on January 28, 2009, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to stockholders prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information on our common stock repurchase program activity for the 16-week fourth quarter of 2008 (amounts in thousands, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
May 12–June 8, 2008	286,130	$70.28	286,130	$1,284,954
June 9–July 6, 2008	887,322	69.64	887,322	1,223,158
July 7–August 3, 2008	1,079,153	63.14	1,079,153	2,155,025
August 4–August 31, 2008	1,447,736	66.04	1,447,736	2,059,414

Total Fourth Quarter	3,700,341	$66.39	3,700,341

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter of 2008.

(2)

Our stock repurchase program is conducted under authorizations made by our Board of Directors: $2 billion authorized in July 2006 and expiring in July 2009; $300 million and $1 billion authorized in September 2007 and November 2007, respectively, both of which expire in 2010; and $1 billion authorized in July 2008 and expiring in July 2011.

Market Information and Dividend Policy

Our common stock is traded on the National Market tier of the NASDAQ Global Select Market (“NASDAQ”) under the symbol “COST.” On October 3, 2008 we had 8,303 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
2008:
Fourth Quarter	$74.66	$60.35	$0.160
Third Quarter	72.65	60.04	0.160
Second Quarter	71.83	63.24	0.145
First Quarter	69.24	57.00	0.145
2007:
Fourth Quarter	64.95	54.21	0.145
Third Quarter	58.28	52.53	0.145
Second Quarter	57.90	52.20	0.130
First Quarter	53.90	47.19	0.130

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

Item 6—Selected Financial Data

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our consolidated financial statements included in Item 8.

SELECTED FINANCIAL DATA

(dollars in thousands, except per share and warehouse data)

As of and for the year ended(1)	Aug 31, 2008 (52 weeks)	Sept. 2, 2007 (52 weeks)	Sept. 3, 2006 (53 weeks)	Aug. 28, 2005 (52 weeks)	Aug. 29, 2004 (52 weeks)
RESULTS OF OPERATIONS
Net sales	$70,977,484	$63,087,601	$58,963,180	$51,879,070	$47,148,627
Merchandise costs	63,502,750	56,449,702	52,745,497	46,346,961	42,092,016

Gross Margin	7,474,734	6,637,899	6,217,683	5,532,109	5,056,611
Membership fees	1,505,536	1,312,554	1,188,047	1,073,156	961,280
Operating income	1,968,835	1,608,586	1,625,632	1,474,303	1,385,648
Net income	1,282,725	1,082,772	1,103,215	1,063,092	882,393
Net income per diluted common share	2.89	2.37	2.30	2.18	1.85
Dividends per share	$0.61	$0.55	$0.49	$0.43	$0.20
Increase in comparable warehouse sales(2)
United States	6%	5%	7%	6%	9%
International	15%	9%	11%	11%	14%

Total	8%	6%	8%	7%	10%

BALANCE SHEET DATA
Net property and equipment	$10,354,996	$9,519,780	$8,564,295	$7,790,192	$7,219,829
Total assets	20,682,348	19,606,586	17,495,070	16,665,205	15,092,548
Short-term borrowings	134,409	53,832	41,385	54,356	21,595
Current portion of long-term debt	6,003	59,905	308,523	3,225	305,594
Long-term debt, excluding current portion	2,205,952	2,107,978	215,369	710,675	993,746
Stockholders’ equity	$9,192,061	$8,623,341	$9,143,439	$8,881,109	$7,624,810

WAREHOUSE INFORMATION
Warehouses in Operation(3)
Beginning of year	488	458	433	417	397
Opened(4)	34	30	28	21	20
Closed(4)	(10)	—	(3)	(5)	—

End of Year	512	488	458	433	417

(1)	Certain reclassifications have been made to prior years to conform to the presentation adopted in the current year.

(2)	Includes net sales at warehouses open greater than one year, including relocated locations.

(3)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

(4)	Includes relocations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our fiscal year ends on the Sunday closest to August 31. References to 2008 and 2007 relate to the 52-week years ended August 31, 2008 and September 2, 2007, respectively. References to 2006 relate to the 53-week year ended September 3, 2006.

Key items for 2008 included:

•

Net sales increased 12.5% over 2007, driven by an 8% increase in comparable sales (sales in warehouses open for at least one year) and the opening of 24 new warehouses (34 opened and 10 closed due to relocations) in 2008;

•	Membership fees increased 14.7%, to $1.51 billion, primarily due to new membership sign-ups at warehouses opened in 2008 and increased penetration of our higher-fee Executive Membership program;

•

Gross margin (net sales less merchandise costs) as a percentage of net sales increased one basis point over the prior year, which included a $32.3 million LIFO charge, resulting from increases in the cost of certain food items and gasoline;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 14 basis points over the prior year;

•	Net income increased 18.5% to $1.28 billion, or $2.89 per diluted share, in 2008 compared to $1.08 billion, or $2.37 per diluted share, in 2007;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.145 to $0.16 per share in April 2008; and

•	We repurchased 13.8 million shares of our common stock, at an average cost of $64.22 per share, totaling approximately $886.9 million.

As previously reported, 2007 was impacted by the following unusual items, the effects of which are reflected in the table below:

•	Sales returns reserve: We revised our estimate of our sales returns reserve to include a longer timeframe for returns, as well as a lower realization rate on certain returned items.

•

Employee tax consequences on stock options: We made payments to employees in connection with changes in exercise prices designed to avoid adverse tax consequences for employees and recorded a charge for the estimated amount to remedy adverse tax consequences related to stock options held and previously exercised by employees outside the United States.

•	Excise tax refund: We received a refund related to 2002 through 2006, as a result of a settlement with the U.S. Internal Revenue Service relating to excise taxes previously paid.

•

Deferred membership: We analyzed the timing of recognition of membership fees, resulting in a reduction to membership fee revenue and a corresponding increase to deferred membership fees on our consolidated balance sheet.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe disclosing the effects of these items helps provide a meaningful comparison of our current year results to prior years, as well as provide a more representative expectation of future operating results. The impact of each of these items noted above is presented below:

	2007 (amounts in thousands)
	Sales return reserve	Employee tax consequences on stock options	Deferred Membership	Excise tax refund	Total
Net sales	$(452,553)	$—	$—	$—	$(452,553)
Membership fees	—	—	(56,183)	—	(56,183)

Total revenue	(452,553)	—	(56,183)	—	(508,736)
Merchandise costs	358,290	(157)	—	8,661	366,794

Gross margin(1)	(94,263)	(157)	—	8,661	(85,759)
SG&A	—	(47,115)	—	300	(46,815)

Operating income	(94,263)	(47,272)	(56,183)	8,961	(188,757)
Interest expense	—	(50)	—	—	(50)
Interest income and other	(1,000)	—	—	1,090	90

Income before income taxes	(95,263)	(47,322)	(56,183)	10,051	(188,717)
Provision for income taxes	34,942	17,358	20,608	(3,687)	69,221

Net Income	$(60,321)	$(29,964)	$(35,575)	$6,364	$(119,496)

(1)	Net sales less merchandise costs.

Results of Operations (dollars in thousands, except per share and warehouse number data)

Net Sales

	2008	2007	2006
Net sales	$70,977,484	$63,087,601	$58,963,180
Effect of change in estimated sales returns reserve	—	452,553	—

Net sales, as adjusted	$70,977,484	$63,540,154	$58,963,180
Net sales increase	12.5%	7.0%	13.7%
Net sales increase, as adjusted	11.7%	7.8%	13.7%
Increase in comparable warehouse sales	8%	6%	8%
Warehouse openings, net	24	30	25

2008 vs. 2007

Net sales increased 12.5% to $70.98 billion in 2008, from $63.09 billion in 2007. Excluding the impact of the change in the estimated sales returns reserve in 2007, net sales, as adjusted, increased $7.44 billion, or 11.7% in 2008 as compared to the previous year. The $7.44 billion increase in adjusted net sales is comprised of $5.15 billion from the increase in comparable warehouse sales and $2.29 billion primarily from sales at new warehouses opened during 2008 and 2007.

Significantly stronger foreign currencies, particularly in Canada, positively impacted adjusted net sales by approximately $1.13 billion, or 180 basis points. Gasoline sales also contributed to the $7.44 billion adjusted net sales growth by approximately $2.24 billion, with approximately $1.49 billion related to the increase in gasoline sales prices. Additionally, we experienced price increases in certain foods and fresh foods items that positively impacted net sales, which were partially offset by price decreases in certain items within our hardlines category.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales positively impacted comparable warehouse sales growth by approximately $1.94 billion. Comparable warehouse sales growth excluding gasoline would have been lower by approximately 267 basis points. Significantly stronger foreign currencies, particularly in Canada, positively impacted comparable sales by approximately $1.07 billion, or 170 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

While overall sales in 2008 were not materially affected by general economic conditions, we believe that those conditions have constrained and will continue to constrain the growth of spending by our members on hardlines and softlines relative to food and sundries. In addition, risks related to general economic conditions, including those arising from price increases due to rising fuel and commodity costs and other factors, will continue to impact overall consumer spending, although due to the nature of our business model we believe we are better positioned than many retailers to compete in such an environment.

2007 vs. 2006

Net sales increased by $4.13 billion, or 7.0% to $63.09 billion in 2007 (a 52-week year), from $58.96 billion in 2006 (a 53-week year). The $4.13 billion increase in net sales is comprised of $2.10 billion from the increase in comparable warehouse sales and $2.03 billion primarily from sales at new warehouses opened during 2007 and 2006, partially offset by the change in the reserve for estimated sales returns.

Changes in prices of merchandise did not materially affect the sales increase. Gasoline sales contributed to the $4.13 billion net sales growth by approximately $356.1 million, with approximately $17.8 million related to the increase in gasoline sales prices.

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales did not have a material impact on comparable warehouse sales growth. Significantly stronger foreign currencies positively impacted comparable sales by approximately $418.4 million, or 72 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

In the fourth quarter of 2007, the decrease in our estimated sales returns reserve resulted in an increase to net sales of $57.9 million as compared to the fourth quarter of 2006 where our reserve was increased, resulting in a decrease to net sales of $33.1 million. This improvement is primarily a result of the changes to our consumer electronics returns policy implemented in the spring of 2007.

Membership Fees

	2008	2007	2006
Membership fees	$1,505,536	$1,312,554	$1,188,047
Adjustment to deferred membership balance	—	56,183	—

Membership fees, as adjusted	$1,505,536	$1,368,737	$1,188,047
Membership fees increase	14.7%	10.5%	10.7%
Membership fees increase, as adjusted	10.0%	15.2%	10.7%
Membership fees as a percent of net sales	2.12%	2.08%	2.02%
Adjusted membership fees, as a percent of adjusted net sales	2.12%	2.16%	2.02%
Total cardholders	53,500	50,400	47,700

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2008 vs. 2007

Membership fees increased 14.7% to $1.51 billion, or 2.12% of net sales in 2008, from $1.31 billion, or 2.08% of net sales in 2007. Excluding the adjustment to deferred membership fees in 2007, adjusted membership fees increased 10.0% from 2007. The increase was primarily due to: new membership sign-ups at the 24 new warehouses opened (34 opened and 10 closed due to relocations); increased penetration of the higher-fee Executive Membership program; and the five dollar increase in our annual membership fee in the second half of 2006 for non-Executive members. Our member renewal rate, currently at 87%, is consistent with recent years.

2007 vs. 2006

Membership fees increased 10.5% to $1.31 billion, or 2.08% of net sales in 2007 from $1.19 billion, or 2.02% of net sales in 2006. Excluding the adjustment to deferred membership fees in 2007, adjusted membership fees increased 15.2% from 2006. This increase was primarily due to: a five dollar increase in our annual membership fee for our U.S. and Canada Gold Star (individual), Business and Business Add-on members, which was effective May 1, 2006 for new members and July 1, 2006 for existing members; increased penetration of the higher-fee Executive Membership program; and additional membership sign-ups at the 30 new warehouses opened in 2007.

Gross Margin

	2008	2007	2006
Gross margin	$7,474,734	$6,637,899	$6,217,683
Unusual items	—	85,759	—

Gross margin, as adjusted	$7,474,734	$6,723,658	$6,217,683
Gross margin increase	12.6%	6.8%	12.4%
Gross margin increase, as adjusted	11.2%	8.1%	12.4%
Gross margin as a percent of net sales	10.53%	10.52%	10.55%
Adjusted gross margin as a percent of adjusted net sales	10.53%	10.58%	10.55%

2008 vs. 2007

Gross margin was $7.47 billion, or 10.53% of net sales in 2008, compared to $6.64 billion, or 10.52% of net sales in 2007. Excluding the unusual items affecting net sales and gross margin in 2007, adjusted gross margin as a percent of adjusted net sales decreased five basis points in 2008 as compared to 2007. This decrease was largely due to a net 12 basis point decrease in our warehouse ancillary businesses, particularly in one-hour photo, tire shop and food services, partially offset by an increase in our gasoline business; a $32.3 million, or five basis point LIFO charge, resulting from price increases in certain food items and gasoline; and a three basis point decrease resulting from the increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members. These decreases were partially offset by a net 15 basis point increase from our merchandise departments, particularly fresh foods, food and sundries, Costco Online and our international operations, partially offset by a decrease in softlines. We’ve experienced price increases from our suppliers at an increased rate, which may continue. Those increases generally are reflected in our selling prices, but to the extent they are not or are delayed, our gross margins will be adversely affected.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2007 vs. 2006

Gross margin was $6.64 billion, or 10.52% of net sales in 2007, compared to $6.22 billion, or 10.55% of net sales in 2006. Excluding the unusual items affecting net sales and gross margin in 2007, adjusted gross margin as a percentage of adjusted net sales was 10.58%, or an increase of three basis points as compared to 2006. This increase was primarily due to a 24 basis point increase in certain merchandise departments, largely food and sundries, as well as smaller increases in certain warehouse ancillary businesses, costco.com and our international operations, offset by a decrease in our hardlines and softlines categories of approximately 15 basis points. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by six basis points.

Selling, General and Administrative Expenses

	2008	2007	2006
Selling, general and administrative expenses (SG&A)	$6,953,804	$6,273,096	$5,732,141
Unusual items	—	(46,815)	—

SG&A, as adjusted	$6,953,804	$6,226,281	$5,732,141
SG&A as a percent of net sales	9.80%	9.94%	9.72%
Adjusted SG&A as percent of adjusted net sales	9.80%	9.80%	9.72%

2008 vs. 2007

SG&A totaled $6.95 billion, or 9.80% of net sales in 2008, compared to $6.27 billion, or 9.94% of net sales in 2007. Excluding the unusual items affecting net sales and SG&A expenses in 2007, adjusted SG&A as a percentage of adjusted net sales was 9.80% in 2007. Warehouse operating and central administrative costs positively impacted adjusted SG&A comparisons, on a net basis, by approximately seven basis points, primarily due to decreased payroll and benefits costs as a percent of adjusted net sales. Stock-based compensation expense negatively impacted adjusted SG&A comparisons by three basis points, primarily due to a higher closing stock price on the date that our October 2007 RSU grant was valued as compared to previous grants. Additionally, we recorded a $15.9 million reserve in connection with a litigation settlement and accrued approximately $9 million for compensation adjustments we made to employees enrolled in our medical and dental plans related to a decision to share a portion of the health plan’s savings that we achieved. These two items negatively impacted adjusted SG&A comparisons by four basis points.

2007 vs. 2006

SG&A totaled $6.27 billion, or 9.94% of net sales in 2007, compared to $5.73 billion, or 9.72% of net sales in 2006. Excluding the unusual items affecting net sales and SG&A expenses in 2007, adjusted SG&A as a percentage of adjusted net sales was 9.80%, an increase of eight basis points. Of this increase, three basis points were primarily due to an increase in stock-based compensation, and a net five basis points were due to an increase in warehouse payroll and benefits costs. The payroll increase was largely attributed to hourly rate increases that went into effect in March 2007 and a lower overall comparable warehouse sales increase.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Preopening Expenses

	2008	2007	2006
Preopening expenses	$57,383	$55,163	$42,504
Warehouse openings	34	30	28
Relocations	(10)	—	(3)

Warehouse openings, net of relocations	24	30	25

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our year end, whether the warehouse is owned or leased, whether the opening is in an existing, new or international market, as well as the number and magnitude of warehouse remodel projects.

Provision for Impaired Assets and Closing Costs, Net

	2008	2007	2006
Warehouse closing expenses	$9,091	$15,887	$3,762
Impairment of long-lived assets	9,972	—	—
Net (gains) / losses on the sale of real property	(18,815)	(2,279)	1,691

Provision for impaired assets & closing costs, net	$248	$13,608	$5,453

The provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and gains or losses resulting from the sale of real property, largely comprised of former warehouse locations.

2008 vs. 2007

The net provision for impaired assets and closing costs was $0.2 million in 2008, compared to $13.6 million in 2007. The provision in 2008 included charges of $9.1 million for warehouse closing expenses, and impairment charges of $10.0 million, primarily related to a location in Michigan that was demolished and is being rebuilt. These charges were offset by $18.8 million of net gains on the sale of real property, largely former warehouse locations.

2007 vs. 2006

The net provision for impaired assets and closing costs was $13.6 million in 2007, compared to $5.5 million in 2006. In 2007, approximately $13.0 million of this provision related to the acceleration of depreciation on ten buildings that were relocated in 2008.

The reserve for warehouse closing costs, classified within other current liabilities, at the end of 2008 and 2007 included:

	2008	2007
Future lease obligations	$4,505	$6,086
Other	24	737

Reserve for warehouse closing costs	$4,529	$6,823

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense

	2008	2007	2006
Interest expense	$102,636	$64,079	$12,570

2008 vs. 2007

Interest expense totaled $102.6 million in 2008 compared to $64.1 million in 2007. The increase in interest expense resulted primarily from the issuance of our $900 million of 5.3% and $1.1 billion of 5.5% Senior Notes (2007 Senior Notes) in February 2007, partially offset by lower interest expense resulting from the repayment in March 2007 of the $300 Million 5.5% Senior Notes.

2007 vs. 2006

Interest expense totaled $64.1 million in 2007 compared to $12.6 million in 2006. The increase in interest expense as compared to the prior year resulted primarily from the issuance of our 2007 Senior Notes, partially offset by lower interest expense resulting from the repayment of the $300 Million 5.5% Senior Notes in March 2007. In addition, interest expense decreased on the 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) as note holders converted approximately $61.2 million in principal amount of the Zero Coupon Notes into common stock, or $42.3 million after factoring in the related debt discount.

Interest Income and Other

	2008	2007	2006
Interest income	$95,506	$128,413	$113,712
Earnings of affiliates	42,070	35,622	28,180
Minority interest and other	(4,801)	1,449	(3,537)

Interest Income and other	$132,775	$165,484	$138,355

2008 vs. 2007

Interest income and other totaled $132.8 million in 2008, compared to $165.5 million in 2007. This decrease was largely due to lower interest rates, year over year, on our cash and cash equivalents and short-term investment balances. In addition, we recognized $5.0 million of other-than-temporary impairment losses on certain securities within our investment portfolio: $2.8 million, $1.4 million and $0.8 million in the second, third and fourth quarter, respectively of 2008. See further discussion in Liquidity and Capital Resources. This decrease was partially offset by an increase in the earnings of affiliates, primarily our investment in Costco Mexico (a 50%-owned joint venture).

2007 vs. 2006

Interest income and other totaled $165.5 million in 2007, compared to $138.4 million in 2006. This increase was largely due to the increase in our cash and cash equivalents and short-term investments resulting from increased earnings from operations and the proceeds of the issuance of the 2007 Senior Notes, as well as an increase in the earnings of affiliates, primarily our investment in Costco Mexico (a 50%-owned joint venture).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

	2008	2007	2006
Income tax expense	$716,249	$627,219	$648,202
Effective tax rate	35.83%	36.68%	37.01%

The effective income tax rate on earnings in 2008, 2007 and 2006 was 35.83%, 36.68% and 37.01%, respectively. The lower tax rate in 2008 was primarily attributable to non-recurring benefits recognized during the year.

Net Income

	2008	2007	2006
Net income	$1,282,725	$1,082,772	$1,103,215
Unusual items (net of tax)	—	119,496	—

Net income, as adjusted	$1,282,725	$1,202,268	$1,103,215
Diluted earnings per share	$2.89	$2.37	$2.30
Shares used to calculate diluted net income per common share	444,240	457,641	480,341
Diluted earnings per share increase	22%	3%	6%

2008 vs. 2007

Net income for 2008 was $1.28 billion, or $2.89 per diluted share, compared to $1.08 billion, or $2.37 per diluted share, during 2007. The unusual items previously discussed totaled $119.5 million, net of tax, or $0.26 per diluted share in 2007. Exclusive of these items, earnings in 2007 were $2.63 per diluted share. Net income per diluted share in 2008 represents an increase of 10% over this adjusted amount. During 2008, we repurchased and retired 13.8 million shares of common stock, favorably impacting earnings per diluted share by approximately $0.03.

2007 vs. 2006

Net income for 2007 was $1.08 billion, or $2.37 per diluted share, compared to $1.10 billion, or $2.30 per diluted share during 2006. The unusual items previously discussed totaled $119.5 million, net of tax, or $0.26 per diluted share in 2007. Exclusive of these items, earnings for 2007 were $2.63 per diluted share, a 14% increase over the prior year. During 2007, we repurchased and retired 36.4 million shares of common stock, favorably impacting earnings per diluted share by approximately $0.03.

LIQUIDITY AND CAPITAL RESOURCES

The following table itemizes our most liquid assets at the end of 2008 and 2007 (dollars in thousands):

	2008	2007
Cash and cash equivalents	$2,619,429	$2,779,733
Short-term investments	655,584	575,787

Total	$3,275,013	$3,355,520

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3.28 billion and $3.36 billion at the end of 2008 and 2007, respectively. Of these balances, approximately $787.5 million and $655.2 million at the end of 2008 and 2007, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of the year.

Net cash provided by operating activities totaled $2.18 billion in 2008 compared to $2.08 billion in 2007, an increase of $99.8 million. This increase was primarily attributable to an increase in net income of $200.0 million, an increase in depreciation and amortization and stock-based compensation of $118.2 million, as well as an increase in cash flow from the change in operating assets, liabilities and deferred income taxes of $56.8 million, offset by an increase in net merchandise inventories (merchandise inventory less accounts payable) of $258.0 million.

Net cash used in investing activities totaled $1.72 billion in 2008 compared to $655.3 million in 2007, an increase of approximately $1.06 billion. The increase in investing activities relates primarily to a decrease in cash provided by the net investment in short-term investments of $534.1 million as a result of less cash needed to fund our decreased common stock repurchase activity. Additions to property and equipment related to warehouse expansion and remodel projects increased $212.9 million in 2008. Additionally, in the second quarter of 2008, $371.1 million formerly classified as cash and cash equivalents was reclassified to short-term investments and other non-current assets.

In December 2007, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with the evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. In 2008, we recognized $5.0 million of other-than-temporary impairment losses related to these securities: $2.8 million, $1.4 million and $0.8 million in the second, third and fourth quarters, respectively. The losses are included in interest income and other in the accompanying consolidated statements of income. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods. At the end of 2008, the balance of the Columbia fund securities was $103.6 million on the consolidated balance sheet.

Additionally, in December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. These two funds are being liquidated with periodic distributions and the expectation is that the funds will be completely liquidated by 2010. To date, the funds have maintained a $1.00 per unit net asset value. At the end of 2008, the combined balance of the BlackRock and Merrill Lynch funds was $125.1 million on our consolidated balance sheet and we received cash redemptions of $48.2 million from the BlackRock and Merrill Lynch funds subsequent to the end of the year and through October 14, 2008.

At the end of 2008, $228.7 million remained in the Columbia, BlackRock and Merrill Lynch funds, with $160.7 million in short-term investments and $68.0 million in other assets on the consolidated balance sheet, reflecting the timing of the expected distributions.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On September 18, 2008, one of our government agency money market funds, The Reserve U.S. Government Fund, announced that the proceeds from a redemption request for this fund would not be transmitted to an investor for a period of up to seven calendar days after the receipt of the redemption request. On September 22, 2008, the SEC granted a temporary order suspending shareholder redemptions as of September 17, 2008 and requiring The Reserve to create a plan to effect an orderly disposition, subject to supervision by the SEC. As of October 14, 2008, the plan to effect an orderly disposition of the U.S. Government Fund has not yet been publicly disclosed. At August 31, 2008 and October 14, 2008, we had $171.4 million and $317.2 million, respectively, invested in the fund. Although market conditions cannot be predicted, we currently do not expect to realize a loss on this fund. The latest per unit net asset value reported for the fund is $1.00.

Subsequent to the end of 2008, Lehman Brothers Holdings Inc. (Lehman) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At August 31, 2008, we held $2.3 million of Lehman securities, within the Columbia portfolio, purchased by the fund manager prior to receipt of our pro-rata allocation of the fund’s investments in December 2007. As of October 14, 2008, we do not have an estimate of the recovery value of the Lehman securities.

Additionally, on September 29, 2008, one of Sigma Finance Corporation’s (Sigma) lenders terminated its repurchase agreements, followed by two additional lenders also terminating agreements. On September 30, 2008 Sigma received a notice of default, which is expected to cause lenders to move to seize Sigma’s assets. Sigma’s Board of Directors also announced they will cease trading. At August 31, 2008, we held Sigma securities with a market value of $2.2 million and a book value of $1.9 million, within the Columbia portfolio purchased by the fund manager prior to receipt of our pro-rata allocation of the fund’s investments in December 2007. These securities were previously impaired during 2008 and $1.4 million was recorded as an other-than-temporary impairment. As of October 14, 2008, we do not have an estimate of the recovery value of these securities.

Although future market conditions cannot be predicted, we currently do not expect future losses in our investment portfolio to be material to our consolidated financial statements or that we will experience a detriment to our overall liquidity.

Net cash used in financing activities totaled $613.0 million in 2008 compared to $164.6 million in 2007. The $448.4 million increase in net cash used in financing activities primarily resulted from a net decrease in cash provided by the issuance of long-term debt, net of repayments, of $1.65 billion, largely relating to the issuance of the 2007 Senior Notes. This decrease was partially offset by a reduction in the repurchase of common stock of $1.08 billion, and an increase in the net proceeds from short-term borrowings of $76.7 million.

Dividends

In April 2008, our Board of Directors increased our quarterly cash dividend from $0.145 to $0.16 per share or $0.64 on an annualized basis. Our quarterly cash dividends paid in 2008 totaled $0.61 per share. In 2007, we paid quarterly cash dividends totaling $0.55 per share.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

Our commitments at year end to make future payments under contractual obligations were as follows, as of August 31, 2008 (amounts in thousands):

	Payments Due by Year
Contractual obligations	2009	2010 to 2011	2012 to 2013	2014 and thereafter	Total
Purchase obligations (merchandise)(1)	$4,163,530	$1,693	$—	$—	$4,165,223
Long-term debt(2)	110,735	285,140	1,072,608	1,505,387	2,973,870
Operating leases(3)	139,916	277,885	247,634	1,438,390	2,103,825
Purchase obligations (property, equipment, services and other)(4)	211,311	44,406	1,206	—	256,923
Construction Commitments	289,730	—	—	—	289,730
Capital lease obligations and other(2)	6,243	6,483	495	5,655	18,876
Other(5)	15,723	4,406	2,405	6,113	28,647

Total	$4,937,188	$620,013	$1,324,348	$2,955,545	$9,837,094

(1)	Includes open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts commonly referred to as common area maintenance, taxes and insurance and have been reduced by $149,468 to reflect sub-lease income.

(4)

The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)

Consists of asset retirement and deferred compensation obligations and includes $13,175 of current unrecognized tax benefits relating to uncertain tax positions, but excludes $39,699 of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Expansion Plans

Our primary requirement for capital is the financing of land, building and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1.7 billion during fiscal 2009 for real estate, construction, remodeling and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

Plans for the United States and Canada during 2009 are to open approximately 24 to 28 new warehouses, inclusive of one to three relocations of existing warehouses to larger and better-located facilities. We expect to continue our review of expansion plans in our international operations, including the United Kingdom and Asia, along with other international markets.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Additional Equity Investments in Subsidiaries and Joint Ventures

The Company’s investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. In 2006, we contributed an additional $15 million to our investment in Costco Mexico (a 50%-owned joint venture), which did not impact our percentage ownership of this entity, as our joint venture partner contributed a like amount. There were no such contributions in 2008 and 2007.

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in thousands, in U.S. dollars)

				Credit Line Usage at August 31, 2008
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$25,323	$25,323	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	160,000	—	45,463	—	114,537	N/A
Australia(1)	Guarantee Line	N/A	8,622	2,656	—	—	5,966	N/A
Canada(1, 3)	Multi-Purpose Line	March-09	142,207	19,590	—	85,296	37,321	3.43%
Japan(1)	Revolving Credit	February-09	32,187	—	—	4,139	28,048	1.00%
Japan(1)	Bank Guaranty	February-09	9,196	9,196	—	—	—	N/A
Japan(1)	Revolving Credit	February-09	32,187	—	—	14,254	17,933	1.04%
Korea(1)	Multi-Purpose Line	March-09	11,021	1,460	694	—	8,867	6.53%
Taiwan	Multi-Purpose Line	January-09	15,853	4,772	2	—	11,079	4.50%
Taiwan	Multi-Purpose Line	July-09	15,853	1,934	—	—	13,919	4.59%
United Kingdom	Revolving Credit	February-10	73,144	—	—	—	73,144	5.67%
United Kingdom	Uncommitted Money Market	May-09	36,572	—	—	30,720	5,852	5.36%
United Kingdom	Overdraft Line	May-09	64,001	—	—	—	64,001	6.00%
United Kingdom(2)	Letter of Guarantee	N/A	3,651	3,651	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3,657	238	1,081	—	2,338	N/A

	TOTAL		$633,474	$68,820	$47,240	$134,409	$383,005

(1)	The U.S. Parent company, Costco Wholesale Corporation guarantees this entity’s credit facility.

(2)	The letter of guarantee is fully cash-collateralized by the United Kingdom subsidiary.

(3)	The amount shown for short-term borrowings under this facility is net of a note issue discount, which is excluded from the available credit amount.

Note: We have letter of credit facilities (for commercial and standby letters of credit) totaling $238.9 million. The outstanding commitments under these facilities at August 31, 2008 totaled $116.1 million, including $68.8 million in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

				Credit Line Usage at September 2, 2007
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$24,755	$24,755	$—	$—	$—	N/A
U.S.	Uncommitted Stand By Letter of Credit	N/A	210,000	—	46,952	—	163,048	N/A
Canada(1)	Revolving Credit	March-08	113,874	24,122	—	—	89,752	5.00%
Japan(1)	Revolving Credit	February-08	38,750	8,611	—	10,333	19,806	1.09%
Japan(1)	Revolving Credit	February-08	30,139	—	—	7,750	22,389	1.10%
Korea(1)	Multi-Purpose Line	March-08	12,792	1,623	388	—	10,781	6.09%
Taiwan	Multi-Purpose Line	January-08	9,093	1,212	—	—	7,881	4.50%
Taiwan	Revolving Credit	July-08	15,154	4,167	—	—	10,987	4.44%
Taiwan	Revolving Credit	March-08	9,093	—	—	—	9,093	4.57%
United Kingdom	Revolving Credit	February-10	80,560	—	—	20,140	60,420	6.23%
United Kingdom	Uncommitted Money Market Line	May-08	40,280	—	—	15,609	24,671	6.47%
United Kingdom	Overdraft Line	May-08	70,490	—	—	—	70,490	6.75%
United Kingdom(2)	Letter of Guarantee	N/A	7,243	7,243	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	4,028	—	—	—	4,028	N/A

	TOTAL		$666,251	$71,733	$47,340	$53,832	$493,346

(1)	The U.S. Parent company, Costco Wholesale Corporation guarantees this entity’s credit facility.

(2)	The letter of guarantee is fully cash collateralized by the United Kingdom subsidiary.

Note: We have letter of credit facilities (for commercial and standby letters of credit) totaling $286.6 million. The outstanding commitments under these facilities at September 2, 2007 totaled $119.1 million, including $71.7 million in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

Financing Activities

On June 16, 2008, our wholly-owned Japanese subsidiary entered into a ten-year term loan in the amount of $27.6 million, with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (1.24% at August 31, 2008) on the outstanding balance. The net proceeds were used to repay the 1.187% Promissory Notes due in July 2008 and for general corporate purposes. Interest is payable semi-annually in December and June, with the first payment due in December 2008 and principal is due in June 2018.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On October 17, 2007, our wholly-owned Japanese subsidiary issued Promissory Notes through a private placement in the amount of $59.8 million, bearing interest at 2.695%. Interest is payable semi-annually and principal is due in October 2017. The proceeds were used to repay the 2.070% Promissory Notes due in October 2007 and for general corporate purposes.

In February 2007, we issued $900 million of 5.3% Senior Notes due March 15, 2012 at a discount of $2.5 million and $1.1 billion of 5.5% Senior Notes due March 15, 2017 at a discount of $5.9 million (together, the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The discount and issuance costs associated with the 2007 Senior Notes are being amortized to interest expense over the terms of those notes. At our option, we may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, we will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In April 2003, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the amount of $36.8 million, through a private placement. Interest is payable semi-annually and principal is due in April 2010. In November 2002, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $27.6 million, through a private placement. Interest is payable semi-annually and principal is due in November 2009. The U.S. Parent Company, Costco Wholesale Corporation guarantees all of the promissory notes issued by our wholly-owned Japanese subsidiary.

In August 1997, we sold $900.0 million principal amount at maturity Zero Coupon Notes due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to us of $449.6 million. The notes outstanding are convertible into a maximum of 1.5 million shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require us to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. We may redeem, at our option, the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 31, 2008, $832.9 million in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $0.5 million and $61.2 million in principal were converted in 2008 and 2007, respectively, or $0.4 million and $42.3 million in 2008 and 2007, respectively, after factoring in the related debt discount.

Derivatives

We follow Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. We use derivative and hedging arrangements only to manage what we believe to be well-defined risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount of foreign exchange contracts outstanding at the end of 2008 and 2007 was $89.8 million and $75.0 million, respectively. The mark-to-market adjustment related to these contracts resulted in the recording of an asset of $4.6 million and a liability of $0.9 million at the end of 2008 and 2007, respectively, and $5.8 million and $0.4 million were recognized in interest income and other in the consolidated statements of income in 2008 and 2007, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly electricity, which we partially mitigate through the use of fixed-price contracts with counterparties for approximately 19% of our warehouses in the U.S. and Canada, as well as certain depots and other facilities. We have also entered into variable-priced contracts for the purchase of natural gas and fuel for our gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

In September and November of 2007, our Board of Directors approved $300.0 million and $1.0 billion, respectively, of stock repurchases, both expiring in 2010. In July 2008, our Board of Directors approved an additional $1.0 billion expiring in 2011, bringing total authorizations by our Board of Directors since inception of the program in 2001 to $6.80 billion.

During 2008, we repurchased 13.8 million shares at an average price of $64.22 totaling approximately $886.9 million. During 2007, we repurchased 36.4 million shares of common stock, at an average price of $54.39, totaling approximately $1.98 billion. The remaining amount available to be purchased under our approved plan was approximately $2.06 billion at the end of 2008. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We continue to review our accounting policies and evaluate our estimates, including those related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, warehouse closing costs, insurance/self-insurance liabilities, investments and income taxes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable.

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

Membership fee revenue represents annual membership fees paid by substantially all of our members. We account for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. In 2007, we performed a detailed analysis of the timing of recognition of membership fees based on each member’s specific renewal date, as this methodology represented an improvement over the historical method, which was based on the period in which the fee was collected. This review resulted in a $56.2 million reduction to membership fee revenue in 2007 and a corresponding increase to deferred membership fees on our consolidated balance sheet. This adjustment included both a change in method of applying an accounting principle to a preferable method and a correction for cumulative timing errors.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all other foreign operations are primarily valued by the retail inventory method of accounting and are stated using the first-in, first-out (FIFO) method. We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. We record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. The LIFO inventory adjustment in 2008 reduced ending inventory and gross margin by $32.3 million. At the end of 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

We provide for estimated inventory losses between physical inventory counts as a percentage of net sales. The provision is adjusted periodically to reflect results of the actual physical inventory counts, which generally occur in the second and fourth quarters of the year.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We provide estimates for warehouse closing costs for both leased and owned locations to be closed or relocated. A considerable amount of judgment is involved in determining any impairment or our net liability, particularly related to the estimated sales price of owned locations and the potential sublease income at leased locations. These estimates are based on real estate conditions in the markets and our experience in those markets. We make assumptions about the average period of time it would take to sublease the location and the amount of potential sublease income for each leased location. We reassess our liability each quarter and adjust our liability accordingly when our estimates change.

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

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or issuer conditions deteriorate, we may incur future impairments.

Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which sets out criteria for the use of judgment in assessing the timing and amounts of deductible and taxable items, at the beginning of 2008. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on September 1, 2008, the beginning of our fiscal 2009. The adoption is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to us upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS 159 will be effective for us September 1, 2008, the beginning of our fiscal 2009. We do not intend to elect the fair value option for any of our existing financial assets or financial liabilities; therefore, this statement is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. Our unvested RSUs are not eligible to receive dividends; therefore EITF 03-06-1 will not have any impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for periods beginning after November 15, 2008. Early adoption is permitted. We must provide these new disclosures no later than our second quarter of fiscal 2009.

We are in the process of evaluating the impact that adoption of SFAS Nos. 141R, 160 and 161 will have on our future consolidated financial statements.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes. Recent developments in the financial markets, however, have rendered risks less predictable, and liquidity concerns and credit risks have increased.

Our exposure to market risk for changes in interest rates relates primarily to our money market funds, debt securities, corporate notes and bonds and enhanced money funds with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal while generating yields without significantly increasing risk. Historically, this was accomplished by investing in high investment grade securities with a minimum overall portfolio average credit rating of AA-. A revised investment policy was approved in December 2007 by our Board of Directors, limiting future investments to direct U.S. Government and Government Agency obligations, repurchase agreements collateralized by U.S. Government and Government Agency obligations and U.S. Government and Government Agency Money Market funds.

The investment policies of our subsidiaries have been reviewed and are consistent with our primary objective to preserve principal while generating yields without significantly leveraging risk. Our wholly owned insurance subsidiary invests in U.S. Government and Government Agency obligations, corporate notes and bonds and asset and mortgage backed securities with a minimum overall portfolio average credit rating of AA-.

All of our foreign subsidiaries’ investments are primarily in money market funds, investment grade securities, bankers’ acceptances, bank certificates of deposit and term deposits all denominated in their local currencies. Additionally, our Canadian subsidiary may invest a portion of their investments in

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (Continued)

U.S. dollar investment grade securities and bank term deposits to meet current U.S. dollar obligations. All of the investment policies of the Company and subsidiaries are reviewed at least annually.

As the majority of these investments in cash and cash equivalents are of a short-term nature, if interest rates were to increase or decrease, there is no material risk of a material valuation adjustment related to these instruments. Based on our cash and cash equivalents and short-term investment balances at the end of 2008, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $17.9 million (pre-tax) to interest income on an annual basis. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.

The nature and amount of our long and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of the end of 2008, our fixed-rate long-term debt included: $67.1 million principal amount at maturity of 3.5% Zero Coupon Convertible Subordinated Notes carried at $49.1 million; $900.0 million of 5.3% Senior Notes carried at $898.3 million; and $1.10 billion of 5.5% Senior Notes carried at $1.09 billion and additional notes and capital lease obligations totaling $142.0 million. Additionally, our variable rate long-term debt included a 0.35% over Yen Tibor (6-month) Term Loan of $27.6 million. Fluctuations in interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable rate debt.

Most transactions of our foreign subsidiaries are conducted in local currencies, limiting our exposure to changes in currency rates. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases. We periodically enter into short-term forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency rates on inventory purchases. The notional value of foreign exchange contracts outstanding at the end of 2008 was $89.8 million.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Reports of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets, as of August 31, 2008 and September 2, 2007	45
Consolidated Statements of Income, for the 52 weeks ended August 31, 2008, September 2, 2007, and the 53 weeks ended September 3, 2006	46
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 52 weeks ended August 31, 2008, September 2, 2007 and the 53 weeks ended September 3, 2006	47
Consolidated Statements of Cash Flows, for the 52 weeks ended August 31, 2008, September 2, 2007, and the 53 weeks ended September 3, 2006	48
Notes to Consolidated Financial Statements	49

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

Item 8—Financial Statements and Supplementary Data (Continued)

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9A—Controls and Procedures (Continued)

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2008.

/S/ JAMES D. SINEGAL	/S/ RICHARD A. GALANTI
James D. Sinegal President Chief Executive Officer	Richard A. Galanti Executive Vice President Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to Costco’s proxy statement for its annual meeting of stockholders to be held on January 28, 2009 (“Proxy Statement”). The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our year.

The following is a list of the names, ages and positions of the executive officers of the registrant.

Name	Position With Company	Executive Officer Since	Age
James D. Sinegal	President and Chief Executive Officer. Mr. Sinegal is a co-founder of the Company and has been a director since its inception.	1983	72

Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of the Company and has been a director since its inception.	1983	66

Richard D. DiCerchio	Sr. Executive Vice President, Chief Operating Officer, Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses. Mr. DiCerchio has been a Senior Executive Vice President of the Company since 1997. During 2004 Mr. DiCerchio assumed the responsibilities of Global Operations and Manufacturing and Ancillary Businesses and relinquished the role over Merchandising, which he had held since August 1994.	1986	65

Richard A. Galanti	Executive Vice President and Chief Financial Officer.	1993	52

W. Craig Jelinek	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Jelinek has been Executive Vice President, Chief Operating Officer, Merchandising since February 2004. Prior to that date he was Executive Vice President, Chief Operating Officer—Northern Division.	1995	56

Paul G. Moulton	Executive Vice President, Real Estate Development.	2001	57

Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions.	1994	55

Douglas W. Schutt	Executive Vice President, Chief Operating Officer—Northern and Midwest Division. Mr. Schutt has been Executive Vice President, Chief Operating Officer—Northern and Midwest Division, since February 2004. He was Senior Vice President, Electronic Commerce, Business Delivery, Costco Home, Special Order Kiosk and Roadshows from 2001 to February 2004.	2004	49

Thomas K. Walker	Executive Vice President, Construction, Distribution and Traffic. Mr. Walker has been Executive Vice President, Construction, Distribution and Traffic since February 2004. He was Senior Vice President, Construction, Distribution and Traffic from August 1992 to February 2004.	2004	68

Dennis R. Zook	Executive Vice President, Chief Operating Officer—Southwest and Mexico Divisions.	1993	59

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

October 16, 2008

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JAMES D. SINEGAL	October 16, 2008
James D. Sinegal President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 16, 2008
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	October 16, 2008
Richard D. DiCerchio Sr. Executive Vice President, Chief Operating Officer Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses and Director

By	/s/ RICHARD A. GALANTI	October 16, 2008
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 16, 2008
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	October 16, 2008
Dr. Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 16, 2008
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 16, 2008
Daniel J. Evans Director

By	/s/ WILLIAM H. GATES	October 16, 2008
William H. Gates Director

By	/s/ HAMILTON E. JAMES	October 16, 2008
Hamilton E. James Director

By	/s/ RICHARD M. LIBENSON	October 16, 2008
Richard M. Libenson Director

By	/s/ JOHN W. MEISENBACH	October 16, 2008
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	October 16, 2008
Charles T. Munger Director

By	/s/ JILL S. RUCKELSHAUS	October 16, 2008
Jill S. Ruckelshaus Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 31, 2008 and September 2, 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the 52-week periods ended August 31, 2008 and September 2, 2007 and the 53-week period ended September 3, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August, 31, 2008 and September 2, 2007, and the results of their operations and their cash flows for the 52-week periods ended August 31, 2008 and September 2, 2007 and the 53-week period ended September 3, 2006, in conformity with U.S. generally accepted accounting principles.

Effective September 3, 2007, the beginning of the Company’s fiscal year ended August 31, 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 16, 2008 expressed an unqualified opinion on internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

October 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s (the Company) internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2008 and September 2, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the 52-week periods ended August 31, 2008 and September 2, 2007 and the 53-week period ended September 3, 2006, and our report dated October 16, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

October 16, 2008

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	August 31, 2008	September 2, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,619,429	$2,779,733
Short-term investments	655,584	575,787
Receivables, net	747,968	762,017
Merchandise inventories	5,039,413	4,879,465
Deferred income taxes and other current assets	399,651	327,151

Total current assets	9,462,045	9,324,153

PROPERTY AND EQUIPMENT
Land	3,216,876	3,009,514
Buildings, leasehold and land improvements	7,749,153	7,035,672
Equipment and fixtures	3,057,316	2,747,243
Construction in progress	305,877	276,087

	14,329,222	13,068,516
Less accumulated depreciation and amortization	(3,974,226)	(3,548,736)

Net property and equipment	10,354,996	9,519,780

OTHER ASSETS	865,307	762,653

	$20,682,348	$19,606,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$134,409	$53,832
Accounts payable	5,224,753	5,124,990
Accrued salaries and benefits	1,320,715	1,226,666
Accrued sales and other taxes	283,048	267,920
Deferred membership fees	748,438	692,176
Current portion of long-term debt	6,003	59,905
Other current liabilities	1,156,799	1,156,264

Total current liabilities	8,874,165	8,581,753
LONG-TERM DEBT, excluding current portion	2,205,952	2,107,978
DEFERRED INCOME TAXES AND OTHER LIABILITIES	328,313	224,197

Total liabilities	11,408,430	10,913,928
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	81,857	69,317
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 432,513,000 and 437,013,000 shares issued and outstanding	2,163	2,185
Additional paid-in capital	3,543,383	3,118,224
Accumulated other comprehensive income	285,661	370,589
Retained earnings	5,360,854	5,132,343

Total stockholders’ equity	9,192,061	8,623,341

	$20,682,348	$19,606,586

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	52 weeks ended August 31, 2008	52 weeks ended September 2, 2007	53 weeks ended September 3, 2006
REVENUE
Net sales	$70,977,484	$63,087,601	$58,963,180
Membership fees	1,505,536	1,312,554	1,188,047

Total revenue	72,483,020	64,400,155	60,151,227
OPERATING EXPENSES
Merchandise costs	63,502,750	56,449,702	52,745,497
Selling, general and administrative	6,953,804	6,273,096	5,732,141
Preopening expenses	57,383	55,163	42,504
Provision for impaired assets and closing costs, net	248	13,608	5,453

Operating income	1,968,835	1,608,586	1,625,632
OTHER INCOME (EXPENSE)
Interest expense	(102,636)	(64,079)	(12,570)
Interest income and other	132,775	165,484	138,355

INCOME BEFORE INCOME TAXES	1,998,974	1,709,991	1,751,417
Provision for income taxes	716,249	627,219	648,202

NET INCOME	$1,282,725	$1,082,772	$1,103,215

NET INCOME PER COMMON SHARE:
Basic	$2.95	$2.42	$2.35

Diluted	$2.89	$2.37	$2.30

Shares used in calculation (000’s)
Basic	434,442	447,659	469,718
Diluted	444,240	457,641	480,341
Dividends per share	$0.61	$0.55	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE AT AUGUST 28, 2005	472,480	$2,362	$2,096,554	$158,039	$6,624,154	$8,881,109
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax	—	—	147,637	—	(139,481)	8,156

Adjusted balance at August 28, 2005	472,480	2,362	2,244,191	158,039	6,484,673	8,889,265
Comprehensive Income:
Net Income	—	—	—	—	1,103,215	1,103,215
Foreign currency translation adjustment and other	—	—	—	119,224	—	119,224

Comprehensive income						1,222,439
Stock options exercised, including income tax benefits and other	11,712	59	427,291	—	—	427,350
Conversion of convertible notes	6,505	33	188,902	—	—	188,935
Stock repurchase	(28,418)	(142)	(145,129)	—	(1,316,465)	(1,461,736)
Stock-based compensation	—	—	107,397	—	—	107,397
Cash dividends	—	—	—	—	(230,211)	(230,211)

BALANCE AT SEPTEMBER 3, 2006	462,279	2,312	2,822,652	277,263	6,041,212	9,143,439
Comprehensive Income:
Net Income	—	—	—	—	1,082,772	1,082,772
Foreign currency translation adjustment and other	—	—	—	93,326	—	93,326

Comprehensive income						1,176,098
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	9,735	48	351,756	—	—	351,804
Conversion of convertible notes	1,389	7	42,323	—	—	42,330
Stock repurchase	(36,390)	(182)	(233,089)	—	(1,745,899)	(1,979,170)
Stock-based compensation	—	—	134,582	—	—	134,582
Cash dividends	—	—	—	—	(245,742)	(245,742)

BALANCE AT SEPTEMBER 2, 2007	437,013	2,185	3,118,224	370,589	5,132,343	8,623,341
Cumulative effect of adjustments resulting from the adoption of FIN 48, net of tax	—	—	—	—	(6,008)	(6,008)

Adjusted balance at September 2, 2007	437,013	2,185	3,118,224	370,589	5,126,335	8,617,333
Comprehensive Income:
Net Income	—	—	—	—	1,282,725	1,282,725
Foreign currency translation adjustment and other	—	—	—	(84,928)	—	(84,928)

Comprehensive income						1,197,797
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	9,299	47	362,361	—	—	362,408
Conversion of convertible notes	13	—	397	—	—	397
Stock repurchase	(13,812)	(69)	(103,704)	—	(783,177)	(886,950)
Stock-based compensation	—	—	166,105	—	—	166,105
Cash dividends	—	—	—	—	(265,029)	(265,029)

BALANCE AT August 31, 2008	432,513	$2,163	$3,543,383	$285,661	$5,360,854	$9,192,061

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	52 Weeks ended August 31, 2008	52 Weeks ended September 2, 2007	53 Weeks ended September 3, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,282,725	$1,082,772	$1,103,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653,082	566,385	515,285
Stock-based compensation	166,105	134,582	107,397
Undistributed equity earnings in joint ventures	(41,412)	(34,080)	(28,180)
Net (gain) / loss on sale of property, equipment and other	(22,067)	(105)	5,867
Provision for impaired assets	10,292	—	—
Accretion of discount on long-term debt	2,752	3,074	4,828
Excess tax benefit on share based awards	(40,772)	(25,141)	(31,296)
Realized and other than temporary impairment loss on investments	5,033	—	—
Other non-cash items, net	7,699	(5,055)	(5,888)
Change in deferred income taxes	21,288	(92,739)	(38,311)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	227,052	284,306	414,704
Increase in merchandise inventories	(191,792)	(272,513)	(499,194)
Increase in accounts payable	96,188	434,918	282,797

Total adjustments	893,448	993,632	728,009

Net cash provided by operating activities	2,176,173	2,076,404	1,831,224

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $21,429, $41,519, and $3,934 of non-cash capital expenditures for 2008, 2007 and 2006, respectively	(1,598,571)	(1,385,699)	(1,216,501)
Proceeds from the sale of property and equipment	47,608	14,054	15,740
Investment in unconsolidated joint venture	—	—	(15,000)
Purchases of short-term investments	(1,506,776)	(1,160,663)	(2,598,355)
Maturities of short-term investments	1,560,965	1,417,731	2,424,503
Sales of short-term investments	164,959	496,192	263,288
Change in other assets and other, net	(13,515)	(36,925)	(31,169)
Investments transferred from cash and cash equivalents	(371,062)	—	—

Net cash used in investing activities	(1,716,392)	(655,310)	(1,157,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	49,662	23,375	33,559
Repayments of short-term borrowings	(5,249,745)	(2,035,362)	(567,230)
Proceeds from short-term borrowings	5,163,105	2,045,323	554,301
Proceeds from issuance of long-term debt, net	103,139	1,994,187	18,375
Repayments of long-term debt	(69,044)	(307,894)	(7,586)
Cash dividend payments	(265,029)	(245,742)	(230,211)
Change in minority interests	12,540	5,959	4,744
Excess tax benefit on share based awards	40,772	25,141	31,296
Proceeds from exercise of stock options	323,632	307,988	372,336
Repurchases of common stock	(895,307)	(1,977,607)	(1,442,811)

Net cash used in financing activities	(612,995)	(164,632)	(1,233,227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,090)	12,332	7,851

Net (decrease)/increase in cash and cash equivalents	(160,304)	1,268,794	(551,646)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,779,733	1,510,939	2,062,585

CASH AND CASH EQUIVALENTS END OF YEAR	$2,619,429	$2,779,733	$1,510,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $15,803, $11,423, and $12,681 interest capitalized for 2008, 2007 and 2006, respectively)	$106,568	$9,369	$4,147
Income taxes	$615,400	$786,283	$546,205
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$401	$42,697	$190,871

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service warehouse facilities. At August 31, 2008, Costco operated 512 warehouses: 394 in the United States and 4 in Puerto Rico; 75 in Canada; 20 in the United Kingdom; 8 in Japan; 6 in Korea; and 5 in Taiwan. The Company’s 50%-owned joint venture in Mexico operates an additional 31 warehouses.

In connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), the Company adjusted its beginning retained earnings balance for fiscal 2008 in the accompanying consolidated financial statements. See Note 8 for additional information on FIN 48.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), adjusted its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 11 for additional information on the adoption of SAB 108.

Fiscal Year End

Our fiscal year ends on the Sunday closest to August 31. References to 2008 and 2007 relate to the 52-week fiscal years ended August 31, 2008 and September 2, 2007, respectively. References to 2006 relate to the 53-week fiscal year ended September 3, 2006.

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

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than one week. Of the total cash and cash equivalents of $2,619,429 at August 31, 2008 and $2,779,733 at September 2, 2007, credit and debit card receivables were $787,511 and $655,205, respectively.

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

Receivables, net

Receivables consist of the following at the end of 2008 and 2007:

	2008	2007
Vendor rebates, promotional allowances and other	$360,658	$339,024
Reinsurance receivables	152,042	149,346
Receivables from governmental entities	89,268	143,362
Other receivables	83,485	78,442
Third-party pharmacy receivables	66,361	55,302
Allowance for doubtful accounts	(3,846)	(3,459)

Accounts Receivable, net	$747,968	$762,017

Vendor receivable balances are generally presented on a gross basis separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor.

Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The receivable balance represents amounts ceded to the reinsurance pool, and are reflected on a gross basis, separate from the amounts assumed, which are presented within other current liabilities on the consolidated balance sheets on a gross basis.

Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies for the amount above their co-pay, which is collected at the point-of-sale.

Amounts are recorded net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method.

Vendor Rebates and Allowances

Periodic payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount and as a component of merchandise

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

costs as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic approach.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all other foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. The LIFO inventory adjustment in 2008 reduced ending inventory and gross margin by $32,316. At the end of 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

	2008	2007
Merchandise inventories consist of:
United States (primarily LIFO)	$3,856,633	$3,799,999
Foreign (FIFO)	1,182,780	1,079,466

Total	5,039,413	$4,879,465

The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales, using estimates based on the Company’s experience. The provision is adjusted periodically to reflect the results of the actual physical inventory counts, which generally occur in the second and fourth fiscal quarters of the fiscal year. Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided that they are probable and reasonably estimable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expenses are computed using the straight-line method. Interest costs incurred on property during the construction period are capitalized. Estimated useful lives by major asset category are as follows:

Years

Buildings	5 - 50

Equipment and fixtures	3 - 10

Leasehold improvements	Shorter of useful life or lease term

Land improvements	15

Software acquisition and development	3 - 6

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups to be held and used, including warehouses to be relocated, the carrying value of the asset group is recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the group’s net carrying value. In the event that the carrying value is not recoverable, an impairment loss would be recognized for the asset group to be held and used as the excess of the carrying amount over the respective fair value. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company recorded a pretax, non-cash charge of $9,972 in 2008, reflecting the real property impairment estimate, primarily related to a warehouse that was demolished and is being rebuilt. No impairment charges for long-lived assets were recorded in 2007 or 2006.

Other Assets

Other assets consist of the following at the end of 2008 and 2007:

	2008	2007
Investment in Costco Mexico	$364,444	$302,550
Prepaid rents, lease costs and long-term deposits	167,122	210,733
Cash surrender value insurance	90,754	90,667
Goodwill, net	73,707	75,707
Long-term investments	68,022	—
Notes receivable	58,874	46,025
Other	42,384	36,971

Other Assets	$865,307	$762,653

The Company’s investments in Costco Mexico, a 50%-owned joint venture, and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The equity in earnings of Costco Mexico is included in interest income and other in the accompanying consolidated statements of income, and for 2008, 2007 and 2006, was $40,424, $33,499 and $26,646, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $233,600 and $193,176 at the end of 2008 and 2007, respectively. The investments and equity in earnings of other unconsolidated joint ventures are not material.

During 2006, the Company contributed an additional $15,000 to its investment in Costco Mexico, which did not impact its percentage ownership of this entity, as the joint venture partner contributed a like amount. The Company did not contribute additional capital in 2007 or 2008.

The Company adjusts the carrying value of its life insurance contracts to the cash surrender value at the end of each reporting period. The adjustment reflects changes in the market values of the underlying investment securities and is included in selling, general and administrative expenses. The performance of the investment portfolio associated with these contracts is subject to conditions generally affecting equity and debt markets.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Goodwill resulting from certain business combinations is reviewed for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Notes receivable generally represent amounts due from cities over a number of years representing incentive amounts granted to the Company when a new location was opened, or for the repayment of certain infrastructure initially paid for by the Company.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at the end of 2008 and 2007 are $639,881 and $591,936, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and evaluations of outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2008 and 2007, these insurance liabilities of $484,748 and $488,734, respectively, were included in accounts payable, accrued salaries and benefits, and other current liabilities on the consolidated balance sheets, classified based on their nature.

The Company’s wholly-owned captive insurance subsidiary participates in a reinsurance pool. The member agreements and practices of the reinsurance pool limit any participating members’ individual risk. Reinsurance revenues earned of $53,848, $50,897, and $67,589 during 2008, 2007, and 2006, respectively, were primarily related to premiums received from the reinsurance pool. Reinsurance costs of $53,628, $52,179 and $65,760 during 2008, 2007 and 2006, respectively, primarily related to premiums paid to the reinsurance pool. Both revenues and costs are presented on a net basis in selling, general and administrative expenses in the consolidated statements of income.

Derivatives

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. The Company uses derivative and hedging arrangements only to manage what it believes to be well-defined risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount of foreign exchange contracts outstanding at the end of 2008 and 2007 was $89,785 and $74,950,

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

respectively. The mark-to-market adjustment related to these contracts resulted in the recording of an asset of $4,625 and a liability of $856 at the end of 2008 and 2007, respectively, and $5,758 and $358 were recognized in interest income and other in the consolidated statements of income in 2008 and 2007, respectively. The majority of the forward foreign exchange contracts were entered into by the Company’s wholly-owned United Kingdom subsidiary primarily to hedge U.S. dollar merchandise inventory purchases.

The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly electricity, which it partially mitigates through the use of fixed-price contracts with counterparties for approximately 19% of its warehouses in the U.S. and Canada, as well as certain depots and other facilities. The Company has also entered into variable-priced contracts for the purchase of natural gas and fuel for its gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in Costco Mexico, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenues and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in interest income and other and were not significant in 2008, 2007, or 2006.

Revenue Recognition

The Company generally recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical merchandise returns levels. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

During 2007, in connection with changes to its consumer electronic returns policy, the Company developed more detailed operational data regarding member return patterns. The data indicated a longer timeframe over which returns are received than was previously estimated. Accordingly, during 2007 the Company increased the estimated sales returns reserve balance and recorded an adjustment to sales of $452,553 and a pretax charge to income of $95,263 for the related gross margin and disposition costs.

The Company evaluates the criteria of the FASB Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue is recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. In 2007, the Company performed a detailed analysis of the timing of recognition of membership fees based on each member’s specific renewal date, as this methodology represented an improvement over the historical method, which was based on the period in which the fee was collected. This review resulted in a $56,183 reduction to membership fee revenue in 2007 and a corresponding increase to deferred membership fees on the Company’s consolidated balance sheet. This adjustment included both a change in method of applying an accounting principle to a preferable method and a correction for cumulative timing errors. The adjustment for the change in method and for the correction was recorded in full in the 2007 consolidated statement of income as the Company concluded the impact to the current and historical financial statements was not material.

The Company’s Executive members qualify for a 2% reward, which can be redeemed at Costco warehouses, up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales for the 2008, 2007, and 2006, and the related liability as of the end of those years were as follows:

	2008	2007	2006
Two-percent reward sales reduction	$570,720	$487,877	$418,466
Two-percent unredeemed reward liability	$422,114	$363,399	$299,519

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vender consideration received. Merchandise costs also include salaries, benefits, depreciation on production equipment, and other related expenses incurred by the Company’s cross-docking depot facilities and in certain fresh foods and ancillary departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees, other than fresh foods departments and certain ancillary businesses, as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include utilities, bank charges, rent and substantially all building and equipment depreciation, as well as other operating costs incurred to support warehouse operations.

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

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s relocation of certain warehouses (that were not otherwise impaired) to larger and better-located facilities. The provisions for 2008, 2007 and 2006 included charges in the amounts indicated below:

	2008	2007	2006
Warehouse closing expenses	$9,091	$15,887	$3,762
Impairment of long-lived assets	9,972	—	—
Net (gains) losses on sale of real property	(18,815)	(2,279)	1,691

Total	$248	$13,608	$5,453

Warehouse closing expenses primarily relate to accelerated building depreciation and remaining lease obligations, net of estimated sublease income, for leased locations. At the end of 2008, the Company’s reserve for warehouse closing costs was $4,529 of which $4,505 related to future lease obligations. This compares to a reserve for warehouse closing costs of $6,823 at the end of 2007, of which $6,086 related to future lease obligations.

Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment (as amended)” (SFAS 123R) at the beginning of 2006, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. See Note 6 for additional information on the Company’s stock-based compensation plans.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature or variable interest rates. Short-term investments classified as available-for-sale are recorded at market value with unrealized gains or losses reflected in accumulated other comprehensive income. See Notes 2 and 3 for the fair value and carrying values of the Company’s short-term and long-term investments and fixed rate debt, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Interest Income and Other

Interest income and other includes:

	2008	2007	2006
Interest income	$95,506	$128,413	$113,712
Earnings of affiliates	42,070	35,622	28,180
Minority interest and other	(4,801)	1,449	(3,537)

Interest income and other	$132,775	$165,484	$138,355

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

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). See Note 8 for further discussion.

Net Income per Common Share

The computation of basic net income per share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and restricted stock units and the “if converted” method for the convertible note securities.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on September 1, 2008, the beginning of its fiscal 2009. The adoption is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS 159 will be effective for the Company September 1, 2008, the beginning of its fiscal 2009. The Company does not intend to elect the fair value option for any of its existing financial assets or financial liabilities; therefore this statement is not expected to have a material impact on the consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. The Company’s unvested RSUs are not eligible to receive dividends, therefore EITF 03-06-1 will not have any impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Early adoption is permitted. The Company must provide these new disclosures no later than its second quarter of fiscal 2009.

The Company is in the process of evaluating the impact that adoption of SFAS Nos. 160, 141R and 161 will have on its future consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 2—Investments

Investments at August 31, 2008 and September 2, 2007, were as follows:

					Balance Sheet Classification
2008:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$16,208	$—	$—	$16,208	$16,208	$—
U.S. Government and agency securities	354,968	1,586	(772)	355,782	355,782	—
Corporate notes and bonds	114,863	1,058	(1,053)	114,868	99,044	15,824
Asset and mortgage backed securities	113,078	481	(2,360)	111,199	84,052	27,147

Total available-for-sale	599,117	3,125	(4,185)	598,057	555,086	42,971
Held-to-maturity:
Certificates of deposit	460	—	—	460	460	—
Enhanced money funds	125,089	—	—	125,089	100,038	25,051

Total held-to-maturity	125,549	—	—	125,549	100,498	25,051

Total investments	$724,666	$3,125	$(4,185)	$723,606	$655,584	$68,022

					Balance Sheet Classification
2007:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Short-term Investments	Other Assets

Available-for-sale:
Money market mutual funds	$5,931	$7	$—	$5,938	$5,938	$—
U.S. Government and agency securities	268,886	552	(954)	268,484	268,484	—
Corporate notes and bonds	150,811	303	(1,070)	150,044	150,044	—
Asset and mortgage backed securities	72,919	209	(370)	72,758	72,758	—

Total available-for-sale	498,547	1,071	(2,394)	497,224	497,224	—
Held-to-maturity:
Certificates of deposit	78,247	—	—	78,247	78,247	—
Money market mutual funds	316	—	—	316	316	—

Total held-to-maturity	78,563	—	—	78,563	78,563	—

Total investments	$577,110	$1,071	$(2,394)	$575,787	$575,787	$—

For available-for-sale securities, proceeds from sales were $164,959, $496,192, and $263,288 in 2008, 2007 and 2006, respectively. Gross realized gains from sales were $2,189, $933 and $170 in 2008, 2007 and 2006, respectively, and gross realized losses from sales were $471, $1,285 and $1,252 in 2008, 2007 and 2006, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 2—Investments (Continued)

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired:

	Less than 12 Months		Greater than or Equal to 12 Months
August 31, 2008	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
U.S. government and agency securities	$(772)	$187,337	$—	$—
Corporate notes and bonds	(1,045)	61,295	(8)	884
Asset and mortgage backed securities	(2,242)	57,607	(118)	3,138

	$(4,059)	$306,239	$(126)	$4,022

September 2, 2007
U.S. government and agency securities	$(49)	$30,572	$(905)	$175,765
Corporate notes and bonds	(128)	15,302	(942)	106,460
Asset and mortgage backed securities	(112)	20,081	(258)	20,014

	$(289)	$65,955	$(2,105)	$302,239

Gross unrealized holding losses of $4,059 for investments held less than twelve months and $126 for investments held greater than or equal to twelve months as of August 31, 2008, pertain to 213 and 7 fixed income securities, respectively, and were primarily attributable to depressed market prices resulting from lack of liquidity and changes in interest rates.

In December 2007, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. In 2008, the Company recognized $5,033 of other-than-temporary losses related to these securities: $2,773, $1,431 and $829 in the second, third and fourth quarters, respectively. The losses are included in interest income and other in the accompanying consolidated statements of income. At the end of 2008, the balance of the Columbia fund was $103,641 on the consolidated balance sheet.

Additionally, in December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. These two funds are being liquidated with periodic distributions and the expectation is that the funds will be substantially liquidated by 2010. To date, the funds have maintained a $1.00 per unit net asset value. At the end of 2008, the combined balance of BlackRock and Merrill Lynch funds was $125,089 on the consolidated balance sheet. The Company received cash redemptions of $48,212 from the BlackRock and Merrill Lynch funds subsequent to the end of the year and through October 14, 2008.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 2—Investments (Continued)

During 2008, the Company reclassified $371,062 related to these three funds from cash and cash equivalents. This reclassification is shown in cash flows from investing activities in the consolidated statements of cash flows. At the end of 2008, $228,730 remained, with $160,708 in short-term investments and $68,022 in other assets on the consolidated balance sheet, reflecting the timing of the expected distributions.

The maturities of available-for-sale and held-to-maturity debt securities at August 31, 2008 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$385,888	$386,049	$125,549	$125,549
Due after one year through five years	210,682	209,574	—	—
Due after five years	2,547	2,434	—	—

	$599,117	$598,057	$125,549	$125,549

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Credit Line Usage at August 31, 2008			Available Credit	Applicable Interest Rate
				Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing
U.S.	Uncommitted Stand By Letter of Credit	N/A	$25,323	$25,323	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	160,000	—	45,463	—	114,537	N/A
Australia(1)	Guarantee Line	N/A	8,622	2,656	—	—	5,966	N/A
Canada(1,3)	Multi-Purpose Line	March-09	142,207	19,590	—	85,296	37,321	3.43%
Japan(1)	Revolving Credit	February-09	32,187	—	—	4,139	28,048	1.00%
Japan(1)	Bank Guaranty	February-09	9,196	9,196	—	—	—	N/A
Japan(1)	Revolving Credit	February-09	32,187	—	—	14,254	17,933	1.04%
Korea(1)	Multi-Purpose Line	March-09	11,021	1,460	694	—	8,867	6.53%
Taiwan	Multi-Purpose Line	January-09	15,853	4,772	2	—	11,079	4.50%
Taiwan	Multi-Purpose Line	July-09	15,853	1,934	—	—	13,919	4.59%
United Kingdom	Revolving Credit	February-10	73,144	—	—	—	73,144	5.67%
United Kingdom	Uncommitted Money Market	May-09	36,572	—	—	30,720	5,852	5.36%
United Kingdom	Overdraft Line	May-09	64,001	—	—	—	64,001	6.00%
United Kingdom(2)	Letter of Guarantee	N/A	3,651	3,651	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3,657	238	1,081	—	2,338	N/A

	TOTAL		$633,474	$68,820	$47,240	$134,409	$383,005

(1)	This entity’s credit facility is guaranteed by the U.S. Parent company, Costco Wholesale Corporation.

(2)	The letter of guarantee is fully cash collateralized by the United Kingdom subsidiary.

(3)	The amount shown for short-term borrowings under this facility is net of a note issue discount, which is excluded from the available credit amount.

Note: The Company has letter of credit facilities (for commercial and standby letters of credit) totaling $238,899. The outstanding commitments under these facilities at August 31, 2008 totaled $116,060, including $68,820 in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Credit Line Usage at September 2, 2007			Available Credit	Applicable Interest Rate
				Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing
U.S.	Uncommitted Stand By Letter of Credit	N/A	$24,755	$24,755	$—	$—	$—	N/A
U.S.	Uncommitted Stand By Letter of Credit	N/A	210,000	—	46,952	—	163,048	N/A
Canada(1)	Revolving Credit	March-08	113,874	24,122	—	—	89,752	5.00%
Japan(1)	Revolving Credit	February-08	38,750	8,611	—	10,333	19,806	1.09%
Japan(1)	Revolving Credit	February-08	30,139	—	—	7,750	22,389	1.10%
Korea(1)	Multi-Purpose Line	March-08	12,792	1,623	388	—	10,781	6.09%
Taiwan	Multi-Purpose Line	January-08	9,093	1,212	—	—	7,881	4.50%
Taiwan	Revolving Credit	July-08	15,154	4,167	—	—	10,987	4.44%
Taiwan	Revolving Credit	March-08	9,093	—	—	—	9,093	4.57%
United Kingdom	Revolving Credit	February-10	80,560	—	—	20,140	60,420	6.23%
United Kingdom	Uncommitted Money Market Line	May-08	40,280	—	—	15,609	24,671	6.47%
United Kingdom	Overdraft Line	May-08	70,490	—	—	—	70,490	6.75%
United Kingdom(2)	Letter of Guarantee	N/A	7,243	7,243	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	4,028	—	—	—	4,028	N/A

	TOTAL		$666,251	$71,733	$47,340	$53,832	$493,346

(1)	This entity’s credit facility is guaranteed by the U.S. Parent company, Costco Wholesale Corporation.

(2)	The letter of guarantee is fully cash collateralized by the United Kingdom subsidiary.

Note: The Company has letter of credit facilities (for commercial and standby letters of credit) totaling $286,631. The outstanding commitments under these facilities at September 2, 2007 totaled $119,073, including $71,733 in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

Short-Term Borrowings

The weighted average borrowings, maximum borrowings and weighted average interest rate under all short-term borrowing arrangements were as follows for 2008 and 2007:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Year ended August 31, 2008
Bank borrowings:
Canada	$174,802	$82,166	3.79%
United Kingdom	31,682	22,286	5.87
Japan	22,416	15,365	1.07
Bank overdraft facility:
United Kingdom	7,866	1,521	6.26
Other:
United Kingdom Money Market Line Borrowing	37,690	16,404	5.56

Year ended September 2, 2007
Bank borrowings:
Canada	$103,599	$37,809	4.63%
United Kingdom	77,732	40,532	5.75
Japan	18,031	10,103	1.00
Bank overdraft facility:
United Kingdom	34,922	6,002	6.16
Other:
United Kingdom Money Market Line Borrowing	39,624	13,301	5.99

Long-Term Debt

Long-term debt at August 31, 2008 and September 2, 2007 consisted of the following:

	2008	2007
5.5% Senior Notes due March 2017	$1,094,965	$1,094,376
5.3% Senior Notes due March 2012	898,262	897,770
2.695% Promissory notes due October 2017	59,776	—
3.5% Zero Coupon convertible subordinated notes due August 2017	49,097	47,826
0.92% Promissory notes due April 2010	36,785	34,444
0.88% Promissory notes due November 2009	27,589	25,833
0.35% over Yen Tibor (6-month) Term Loan due June 2018	27,589	—
2.070% Promissory notes due October 2007	—	30,139
1.187% Promissory notes due July 2008	—	25,833
Capital lease obligations and other	17,892	11,662

Total long-term debt	2,211,955	2,167,883
Less current portion	6,003	59,905

Long-term debt, excluding current portion	$2,205,952	$2,107,978

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

On June 16, 2008, the Company’s wholly-owned Japanese subsidiary entered into a ten-year term loan in the amount of $27,589, with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (1.24% at August 31, 2008) on the outstanding balance. The net proceeds were used to repay the 1.187% Promissory Notes due in July 2008 and for general corporate purposes. Interest is payable semi-annually in December and June, with the first payment due in December 2008 and principal is due in June 2018.

On October 17, 2007, the Company’s wholly-owned Japanese subsidiary issued promissory notes through a private placement in the amount of $59,776, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The proceeds were used to repay the 2.07% Promissory Notes in October 2007 and for general corporate purposes.

In February 2007, the Company issued $900,000 of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2,493 and $1,100,000 of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $5,940 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year and the net proceeds were used, in part, to repay the 5.5% 2002 Senior Notes due in March 2007. The $8,433 discount and $1,963 issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes. The Company, at its option, may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the amount of $36,785, through a private placement. Interest is payable semi-annually and principal is due in April 2010. In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $27,589, through a private placement. Interest is payable semi-annually and principal is due in November 2009. The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

In August 1997, the Company sold $900,000 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $449,640. The current Zero Coupon Notes outstanding are convertible into a maximum of 1,523,298 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require the Company to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. The Company, at its option, may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 31, 2008, $832,939 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $556 and $61,173 in principal were converted in 2008 and 2007, respectively, or $397 and $42,330 in 2008 and 2007, respectively, after factoring in the related debt discount.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 3—Debt (Continued)

At August 31, 2008, the fair value of the Zero Coupon Notes, based on market quotes, was approximately $75,364, the fair value of the 2012 Notes and 2017 Notes was $931,084 and $1,140,373, respectively, and the fair value of other long-term debt approximated its carrying value.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2009	$6,003
2010	69,352
2011	1,297
2012	898,495
2013	242
Thereafter	1,236,566

Total	$2,211,955

Note 4—Leases

The Company leases land and/or buildings at 110 of the 512 warehouses open at August 31, 2008, and certain other office and distribution facilities under operating leases. These leases expire at various dates through 2048, with the exception of one lease in the Company’s United Kingdom subsidiary, which expires in 2151. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third party purchase offer.

The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease. Certain leases provide for periodic rental increases based on the price indices, and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material.

Aggregate rental expense for 2008, 2007 and 2006 was $167,185, $143,448 and $134,406, respectively.

The Company has sub-leases related to certain of its operating lease agreements. During 2008, 2007 and 2006, the Company recognized sub-lease income of $9,711, $9,008 and $9,425, respectively, which is included in interest income and other in the consolidated statements of income.

Future minimum payments, net of sub-lease income of $149,468 for all years combined, during the next five fiscal years and thereafter under non-cancelable leases with terms of at least one year, at August 31, 2008, were as follows:

2009	$139,916
2010	141,655
2011	136,230
2012	124,475
2013	123,159
Thereafter	1,438,390

Total minimum payments	$2,103,825

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stockholders’ Equity

Dividends

In 2008, the Company paid quarterly cash dividends totaling $0.61 per share. In 2007, the Company paid quarterly cash dividends totaling $0.55 per share. The Company’s current quarterly dividend rate is $0.16 per share or $0.64 per share on an annualized basis.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

The Company’s stock repurchase activity during 2008 and 2007 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2008	13,812	$64.22	$886,950
2007	36,390	54.39	1,979,170

These amounts differ from the stock repurchase balances in the statements of cash flows due to repurchases that had not settled at the end of the fiscal year. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Amounts remaining under stock repurchase authorizations of the Board of Directors at the end of 2008 are detailed below:

Date Authorized	Amount Authorized	Amount Repurchased	Amount Remaining
Prior to September 2007	$4,500,000	$4,500,000	$—
September 2007 (expires in 2010)	300,000	240,586	59,414
November 2007 (expires in 2010)	1,000,000	—	1,000,000
July 2008 (expires in 2011)	1,000,000	—	1,000,000

Total	$6,800,000	$4,740,586	$2,059,414

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 5—Stockholders’ Equity (Continued)

The following table shows the components of comprehensive income, net of related tax effects:

	2008	2007	2006
Unrealized gain (loss) on short-term investments	$263	$6,455	$(540)
Tax (provision) benefit	(68)	(2,421)	210

Unrealized gain (loss) on short term investments, net of tax	195	4,034	(330)
Foreign currency translation adjustment and other	(88,756)	93,678	123,642
Tax (provision) benefit on translation gain (loss) in relation to earnings subject to repatriation	3,633	(4,386)	(4,088)

Comprehensive income adjustments, net	(84,928)	93,326	119,224
Net income	1,282,725	1,082,772	1,103,215

Total comprehensive income	$1,197,797	$1,176,098	$1,222,439

The components of accumulated other comprehensive income, net of tax, were as follows:

	2008	2007
Unrealized losses on short-term investments	$(620)	$(815)
Foreign currency translation adjustment and other	286,281	371,404

Accumulated other comprehensive income	$285,661	$370,589

Note 6—Stock-Based Compensation Plans

Through the first quarter of 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans, and since the fourth quarter of 2006, the Company has granted restricted stock units (RSUs) under the Second Restated 2002 Plan. In the second quarter of 2008, the Second Restated 2002 Plan was amended following shareholder approval and is now referred to as the Third Restated 2002 Plan. The Third Restated 2002 Plan authorizes the issuance of an additional eight million shares of common stock for future grants in addition to grants currently authorized. The Third Restated 2002 Plan was amended by the Board of Directors in July, 2008 (Fourth Restated 2002 Plan). The primary change was to allow quarterly vesting of awards, as opposed to daily vesting on future grants. The first grant impacted by these amendments will be in the fall of fiscal 2009. Each share issued in respect of stock bonuses or stock units will be counted as 1.75 shares toward the share limit. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

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

Summary of Stock Option Activity

The following table summarizes stock option transactions during 2008:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2007	30,088	$39.26
Granted	—	—
Exercised	(8,544)	37.28
Forfeited or expired	(150)	41.60

Outstanding at the end of 2008(2)	21,394	$40.04	4.67	$578,118

Exercisable at the end of 2008	15,735	$39.14	4.07	$439,406

(1)	The difference between the original exercise price and market value of common stock at August 31, 2008.

(2)	Stock options generally vest over five years and have a ten-year term.

In 2006, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2006
Expected volatility	28%
Expected term	5.2 years
Risk free interest rate	4.33%
Expected dividend yield	0.99%
Weighted-average fair value per option granted	$13.87

In 2006, the expected volatility was based primarily on the historical volatility of the Company’s stock and, to a lesser extent, the six-month implied volatility of its traded options. In 2006, the expected term was the average of the life of all historical grants that have been exercised and the term at which the historical average intrinsic gain is reached. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant with an equivalent remaining term. The expected dividend yield is based on the annual dividend rate at the time of the grant.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

The following is a summary of stock options outstanding at the end of 2008 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted- Average Exercise Price
$23.31–$36.91	5,429	3.28	$33.99	5,379	$34.00
$37.35–$39.25	5,630	4.95	37.89	4,287	38.06
$39.65–$43.00	1,680	2.08	42.22	1,680	42.22
$43.79–$52.50	8,655	5.86	44.80	4,389	45.29

	21,394	4.67	$40.04	15,735	$39.14

At the end of 2007 and 2006, there were 19,283 and 22,289 options exercisable at weighted average exercise prices of $38.35 and $35.92, respectively.

The tax benefit realized and intrinsic value related to total stock options exercised during 2008, 2007 and 2006 are provided in the following table:

	2008	2007	2006
Actual tax benefit realized for stock options exercised	$85,610	$65,778	$80,417
Intrinsic value of stock options exercised(1)	$262,168	$212,678	$240,211

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

Employee Tax Consequences on Certain Stock Options

As previously disclosed, in 2006, a special committee of independent directors was formed to determine whether the stated grant dates of options were supported by the Company’s books and records. In connection with this review and guidance issued by the U.S. Internal Revenue Service on November 30, 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 Company employees who are United States taxpayers from certain adverse tax consequences resulting from their options having been granted originally at prices lower than the market value. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, the Company making payments to employees in an amount approximately equal to the increase in the exercise price. As a result of this program, the Company made cash payments totaling $18,735 to approximately 1,000 employees in the second quarter of 2007, which resulted in a pre-tax stock compensation charge of $8,072 (“incremental fair value”). The difference between the cash payment and the incremental fair value of $10,663 was recognized as a reduction to additional paid-in capital, as it represented a partial cash settlement of the original award because no future service was required to earn the cash payment.

Also, in connection with the review, the Company has, among other things, recorded a liability for the estimated payment the Company would make to compensate Canadian employees for the expected disallowance of a tax deduction previously allowed for options exercised, primarily from calendar year 2004 through the end of 2008. During 2008, the Company made payments of approximately $38,424

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

to employees in Canada related to options exercised in calendar years 2004 through the end of calendar year 2007. The related liability as of the end of 2008 and 2007 was $8,816 and $40,200, respectively. The Company is examining alternatives to mitigate the potential adverse tax consequences associated with unexercised options held by Canadian employees.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees, which generally vest over five years and to non-employee directors, which generally vest over three years; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. The fair value of RSUs is the market value of the common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At the end of 2008, 8.8 million RSUs were available to be granted to eligible employees and directors under the Fourth Restated 2002 Plan.

The following awards were outstanding at the end of 2008:

•	6,208,500 shares of time-based RSUs in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

•

496,500 performance RSUs, of which 305,000 were approved in the first quarter of 2008 and will be formally granted to certain executive officers of the Company upon the achievement of specified performance targets for 2008. Once formally granted, the restrictions lapse upon achievement of continued employment over a specified period of time.

The following table summarizes RSU transactions during 2008:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at the end of 2007	4,779	$50.63
Granted	3,058	64.73
Vested	(1,028)	50.71
Forfeited	(104)	55.38

Non-vested at the end of 2008	6,705	$56.97

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under the Company’s plans:

	2008	2007	2006
Restricted stock units	$97,460	$51,626	$4,924
Stock options	68,645	82,956	102,473
Incremental expense related to modification of certain stock options	—	8,072	—

Total stock-based compensation expense before income taxes	166,105	142,654	107,397
Income tax benefit	(54,969)	(47,096)	(34,288)

Total stock-based compensation expense, net of income tax	$111,136	$95,558	$73,109

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 6—Stock-Based Compensation Plans (Continued)

The remaining unrecognized compensation cost related to non-vested RSUs at August 31, 2008, was $296,755, and the weighed-average period of time over which this cost will be recognized is 3.6 years. The remaining unrecognized compensation cost related to unvested stock options at August 31, 2008, was $70,076, and the weighted-average period of time over which this cost will be recognized is 1.4 years.

Note 7—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferrals against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company provides each eligible participant an annual contribution based on salary and years of service.

California union employees participate in a defined benefit plan sponsored by their union. The Company makes contributions based upon its union agreement. For all the California union employees, the Company-sponsored 401(k) plan currently allows pre-tax deferrals against which the Company matches 50% of the first five hundred dollars of employee contributions. In addition, the Company will provide each eligible participant a contribution based on hours worked and years of service.

The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary. The Company complies with government requirements related to retirement benefits for other international operations and accrues expenses based on a percentage of each employee’s salary as appropriate.

Amounts expensed under all plans were $271,576, $238,826 and $233,595 for 2008, 2007 and 2006, respectively. The Company has defined contribution 401(k) and retirement plans only, and thus has no liability for post-retirement benefit obligations.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 8—Income Taxes (Continued)

Upon adoption of FIN 48, the Company had approximately $102,907 of gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefit at September 3, 2007	$102,907
Gross increases—current year tax positions	7,287
Gross increases—tax positions in prior years	12,830
Gross decreases—tax positions in prior year	(11,094)
Settlements	(11,792)
Lapse of statute of limitations	(2,279)

Gross unrecognized tax benefit at August 31, 2008	$97,859

Included in the balance at August 31, 2008, are $44,992 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $34,862 and $41,749 at August 31, 2008 and September 3, 2007, respectively.

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense, which is consistent with the classification prior to the adoption of FIN 48 . During the year, the Company recognized $989 of interest expense and penalties. Accrued interest and penalties are $23,871 and $22,882 at August 31, 2008 and September 3, 2007, respectively.

The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. Some audits may conclude in the next 12 months and the unrecognized tax benefits we have recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next twelve months.

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

Income before income taxes is comprised of the following:

	2008	2007	2006
Domestic (including Puerto Rico)	$1,541,748	$1,374,372	$1,433,954
Foreign	457,226	335,619	317,463

Total	$1,998,974	$1,709,991	$1,751,417

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 8—Income Taxes (Continued)

The provisions for income taxes for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Federal:
Current	$408,248	$478,165	$442,039
Deferred	35,261	(74,105)	(23,799)

Total federal	443,509	404,060	418,240

State:
Current	84,013	81,352	67,959
Deferred	(7,411)	(9,595)	(7,806)

Total state	76,602	71,757	60,153

Foreign:
Current	138,414	118,569	118,040
Deferred	(4,032)	(9,089)	(3,168)

Total foreign	134,382	109,480	114,872

Tax benefits allocated to contributed capital	61,756	41,922	54,937

Total provision for income taxes	$716,249	$627,219	$648,202

The reconciliation between the statutory tax rate and the effective rate for 2008, 2007 and 2006 is as follows:

	2008		2007		2006
Federal taxes at statutory rate	$699,641	35.00%	$598,497	35.00%	$612,996	35.00%
State taxes, net	50,691	2.54	42,480	2.48	42,338	2.42
Foreign taxes, net	(23,410)	(1.17)	(6,840)	(0.40)	1,701	0.10
Tax benefit (provision) on unremitted earnings	4,520	0.23	(155)	(0.01)	(11,978)	(0.68)
Translation gain on unremitted earnings	—	—	—	—	5,333	0.30
Other	(15,193)	(0.77)	(6,763)	(0.39)	(2,188)	(0.13)

Total	$716,249	35.83%	$627,219	36.68%	$648,202	37.01%

The components of the deferred tax assets and liabilities are as follows:

	2008	2007
Stock options	$97,618	$87,700
Deferred income/membership fees	62,131	51,876
Excess foreign tax credits	3,664	2,613
Accrued liabilities and reserves	431,706	356,850
Other	58,930	20,739

Total deferred tax assets	654,049	519,778

Property and equipment	350,893	302,765
Merchandise inventories	146,426	109,237
Translation gain	5,006	5,079

Total deferred tax liabilities	502,325	417,081

Net deferred tax assets	$151,724	$102,697

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 8—Income Taxes (Continued)

The deferred tax accounts at the end of 2008 and 2007 include current deferred income tax assets of $260,879 and $214,723, respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $5,121 and $10,063, respectively, included in other assets; current deferred income tax liabilities of $738 and $0, respectively, included in other current liabilities; and non-current deferred income tax liabilities of $113,538 and $122,089, respectively, included in deferred income taxes and other liabilities.

The effective income tax rate on earnings was 35.83% in 2008, 36.68% in 2007 and 37.01% in 2006. During 2008 and 2007, the Company distributed $104,351 and $119,588, respectively, in earnings from its Canadian operations.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. affiliates, including its 50% owned investment in the Mexico corporate joint venture, aggregating $1,235,489 and $1,046,747 at the end of 2008 and 2007, respectively, as such earnings are deemed indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not deemed to be indefinitely reinvested.

Note 9—Net Income Per Common and Common Equivalent Share

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	2008	2007	2006
Net income available to common stockholders used in basic net income per share	$1,282,725	$1,082,772	$1,103,215
Interest on convertible notes, net of tax	1,074	1,577	3,040

Net income available to common stockholders after assumed conversions of dilutive securities	$1,283,799	$1,084,349	$1,106,255

Weighted average number of common shares used in basic net income per share (000’s)	434,442	447,659	469,718
Stock options and restricted stock units (000’s)	8,268	7,621	5,944
Conversion of convertible notes (000’s)	1,530	2,361	4,679

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s) per share	444,240	457,641	480,341

Anti-dilutive stock options and RSUs (000s)	11	692	11,142

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was signed/finalized by the court on May 13, 2008. The Company is seeking appellate review in part of that decision. Williams has been stayed pending the class certification outcome in Randall, but the stay has not yet been lifted. The parties in Randall have agreed in principle on a partial settlement of the action, requiring a payment of up to $16 million by the Company, which was reserved for in 2008. Any settlement would be subject to court approval.

On December 26, 2007, another putative class action was filed principally alleging denial of overtime. The complaint alleges misclassification of certain California managers. On March 6, 2008, Costco filed a motion to dismiss. On May 15, 2008, the Court partially granted the motion, dismissing the Labor Code 226 claims and refusing to expand the statute of limitations for the remaining claims. An answer was filed on May 27, 2008. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

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

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an “Unpaid Wage Class” and a “Wage Statement Class.” The “Unpaid Wage Class” focuses on an allegation that Costco improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” focuses on an allegation that Costco’s final paychecks do not contain the accurate and itemized information required for wage statements by applicable law. On May 29, 2008, the Court granted Costco’s motion to dismiss, dismissing with prejudice the Labor Code 2236 (wage-itemization) claims. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Plaintiffs filed a consolidated complaint on July 18, 2008. With respect to the Company, plaintiffs seek to certify four classes of people who purchased Costco organic milk. Aurora has maintained that it has held and continues to hold valid organic certifications. The consolidated complaint seeks, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys’ fees. The Company has yet to respond to the consolidated complaint.

The Company has been named as a defendant in a purported class action relating to sales of farm-raised salmon. Farm Raised Salmon Coordinated Proceedings (lead case, Kanter v. Safeway et al.), Los Angeles Superior Court Case No. JCCP No. 4329. The action alleges that the Company violated California law requiring farm-raised salmon to be labeled as “color added.” The complaint asserts violations of the California Unfair Competition Law, the California Consumer Legal Remedies Act, and the California False Advertising Law, and negligent misrepresentation, and seeks restoration of money acquired by means of unfair competition or false advertising and compensatory damages in unspecified amounts, injunctive relief remedying the allegedly improper disclosures, and costs and attorneys’ fees. A California Superior Court ruling dismissing the action on the ground that federal law does not permit claims for mislabeling of farm-raised salmon to be asserted by private parties was reversed by the California Supreme Court; a petition seeking review by the United States Supreme Court is pending. The Company has not yet responded to the complaint.

Two shareholder derivative lawsuits have recently been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleges, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserts claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. The Company has filed a motion to stay the lawsuit pending a decision by the Washington Supreme Court in a separate proceeding.

The other action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (W.D. Wash.), was filed on or about September 29, 2008, and names as defendants the Company’s directors and certain of its senior executives. Plaintiff alleges that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserts claims under both state law and the federal securities laws and seeks relief comparable to that sought in the state court action described above. Plaintiff further alleges that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 10—Commitments and Contingencies (Continued)

statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleges, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it is further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleges that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The defendants have yet to file any response to the Pirelli action.

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

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 11—Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permitted the Company to adjust for the cumulative effect in retained earnings of immaterial errors relating to prior years. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company adjusted beginning retained earnings for 2006 for the items described below. The Company considers these adjustments to be immaterial to prior periods.

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

Given the lack of historical documentation, it was not possible to precisely determine the amount of the adjustments that should be made. Based on the recommendation of the special committee, which was based on the documentation that was available, the Company, as of the end of 2006, recorded an adjustment to transfer $116,157 from retained earnings to paid-in capital, representing previously unrecorded after-tax compensation expense, and to increase the deferred tax asset account by $31,480. In those cases where the committee was unable to identify the likely grant date of the options, the latest date on which the decision could have been made was used. The Company also recorded $1,701 for the estimated federal income tax consequences stemming from the probable disallowance of compensation deductions claimed related to the subject option grants. The Company informed the SEC of the special committee’s investigation and conclusions. A grand jury investigation concerning the review is ongoing, as are two shareholder derivative actions, one of which challenges the Company’s prior disclosures concerning the investigation. See Note 10 for additional information.

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

Accounting for Reinsurance Agreements

The Company adjusted its beginning retained earnings for 2006 related to a correction in the historical accounting treatment of certain finite risk arrangements. Because of the limited amount of risk transfer included in the agreements, historical premium payments should have been accounted for as a deposit asset rather than expensed over the policy term.

Deferred Tax Liability Adjustment

The Company also adjusted its beginning retained earnings for 2006 for a historical misstatement in deferred taxes related to unreconciled differences in the detailed records supporting the deferred tax liability for depreciation of property and equipment. These differences had accumulated over a period of several years. This resulted in an overstatement of the tax basis and a corresponding understatement of the Company’s net deferred tax liability.

Impact of Adjustments

The impact of each of the items noted above, net of tax, on 2006 beginning balances is presented below:

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

	United States Operations(a)	Canadian Operations		Other International Operations	Total
Year Ended August 31, 2008
Total revenue	$56,903,142	$10,527,777		$5,052,101	$72,483,020
Operating income	1,393,351	419,759		155,725	1,968,835
Depreciation and amortization	510,757	92,007		50,318	653,082
Capital expenditures, net	1,189,615	245,862		163,094	1,598,571
Property and equipment, net	8,016,444	1,370,653		967,899	10,354,996
Total assets	16,345,446	2,476,970		1,859,932	20,682,348
Net assets	6,882,109	1,291,773		1,018,179	9,192,061

Year Ended September 2, 2007
Total revenue	$51,532,178	$8,723,562		$4,144,415	$64,400,155
Operating income	1,216,517	287,045	(b)	105,024	1,608,586
Depreciation and amortization	449,338	72,915		44,132	566,385
Capital expenditures, net	1,104,461	206,840		74,398	1,385,699
Property and equipment, net	7,357,160	1,237,031		925,589	9,519,780
Total assets	15,576,673	2,279,453		1,750,460	19,606,586
Net assets	6,450,774	1,157,640		1,014,927	8,623,341

Year Ended September 3, 2006
Total revenue	$48,465,918	$8,121,728		$3,563,581	$60,151,227
Operating income	1,245,835	292,512		87,285	1,625,632
Depreciation and amortization	413,235	61,232		40,818	515,285
Capital expenditures, net	937,275	188,914		90,312	1,216,501
Property and equipment, net	6,676,417	1,032,439		855,439	8,564,295
Total assets	14,015,423	1,913,945		1,565,702	17,495,070
Net assets	7,195,992	1,043,384		904,063	9,143,439

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

(b)

Includes a $39,200 charge related to protecting employees from adverse tax consequences resulting from the Company’s internal review of its historical stock option grant practices in 2006 of certain stock options (See Note 6).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for 2008 and 2007.

	52 Weeks Ended August 31, 2008
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$15,471,500	$16,616,962	$16,262,793	$22,626,229	$70,977,484
Membership fees	338,030	342,924	350,924	473,658	1,505,536

Total revenue	15,809,530	16,959,886	16,613,717	23,099,887	72,483,020
OPERATING EXPENSES
Merchandise costs	13,823,511	14,833,189	14,548,022	20,298,028 (a)	63,502,750
Selling, general and administrative	1,569,594	1,615,531	1,582,488	2,186,191	6,953,804
Preopening expenses	21,492	9,699	8,427	17,765	57,383
Provision for impaired assets and closing costs, net	79	(2,865)	9,205	(6,171)	248

Operating income	394,854	504,332	465,575	604,074	1,968,835
OTHER INCOME (EXPENSE)
Interest expense	(22,968)	(23,471)	(24,140)	(32,057)	(102,636)
Interest income and other	33,277	40,604	23,888	35,006	132,775

INCOME BEFORE INCOME TAXES	405,163	521,465	465,323	607,023	1,998,974
Provision for income taxes	143,182	193,615	170,257	209,195	716,249

NET INCOME	$261,981	$327,850	$295,066	$397,828	$1,282,725

NET INCOME PER COMMON SHARE:
Basic	$0.60	$0.75	$0.68	$0.92	$2.95

Diluted	$0.59	$0.74	$0.67	$0.90	$2.89

Shares used in calculation (000’s)
Basic	435,090	434,779	433,678	434,282	434,442
Diluted	445,717	444,925	443,281	443,874	444,240
Dividends per share	$0.145	$0.145	$0.160	$0.160	$0.61

(a)	Includes a $32,316 increase to merchandise costs for a LIFO inventory adjustment (See Note 1- Merchandise Inventories).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended September 2, 2007
	First Quarter 12 Weeks	Second Quarter 12 Weeks		Third Quarter 12 Weeks		Fourth Quarter 16 Weeks		Total 52 Weeks
REVENUE
Net sales	$13,852,321	$14,804,696	(b)	$14,341,520	(b)	$20,089,064		$63,087,601
Membership fees	299,303	307,320		317,735		388,196	(e)	1,312,554

Total revenue	14,151,624	15,112,016		14,659,255		20,477,260		64,400,155
OPERATING EXPENSES
Merchandise costs	12,388,958	13,251,752	(c)	12,877,587	(c)	17,931,405		56,449,702
Selling, general and administrative	1,382,467	1,487,991	(d)	1,432,650		1,969,988		6,273,096
Preopening expenses	22,727	7,486		9,022		15,928		55,163
Provision for impaired assets and closing costs, net	4,332	3,459		931		4,886		13,608

Operating income	353,140	361,328		339,065		555,053		1,608,586
OTHER INCOME (EXPENSE)
Interest expense	(2,140)	(3,620)		(26,016)		(32,303)		(64,079)
Interest income and other	27,111	36,526		42,838		59,009		165,484

INCOME BEFORE INCOME TAXES	378,111	394,234		355,887		581,759		1,709,991
Provision for income taxes	141,225	144,756		131,901		209,337		627,219

NET INCOME	$236,886	$249,478		$223,986		$372,422		$1,082,772

NET INCOME PER COMMON SHARE:
Basic	$0.52	$0.55		$0.50		$0.85		$2.42

Diluted	$0.51	$0.54		$0.49		$0.83		$2.37

Shares used in calculation (000’s)
Basic	458,873	450,901		445,471		438,449		447,659
Diluted	467,836	461,575		455,889		448,733		457,641
Dividends per share	$0.130	$0.130		$0.145		$0.145		$0.55

(b)

Includes a $224,384 and $228,169 decrease to net sales in the second and third quarter of 2007, respectively, to reflect a change in the reserve for estimated sales returns (See Note 1- Revenue Recognition).

(c)

Includes a $176,313 and $181,977 decrease to merchandise costs in the second and third quarter of 2007, respectively, to reflect a change in the reserve for estimated sales returns (See Note 1- Revenue Recognition).

(d)

Includes a $46,215 charge related to protecting employees from adverse tax consequences resulting from the Company’s internal review of its historical stock option grant practices in 2006 of certain stock options (See Note 6).

(e)

Includes a $56,183 decrease to membership fees to adjust for a change in method of applying an accounting principle and for cumulative timing errors related to the calculation of deferred membership income (See Note 1- Revenue Recognition).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data) (Continued)

Note 14—Subsequent Events

Subsequent to the end of 2008, on September 18, 2008, one of the Company’s government agency money market funds, The Reserve U.S. Government Fund announced that the proceeds from a redemption request for this fund would not be transmitted to an investor for a period of up to seven calendar days after the receipt of the redemption request. On September 22, 2008, the SEC granted a temporary order suspending shareholder redemptions as of September 17, 2008 and requiring The Reserve to create a plan to effect an orderly disposition, subject to supervision by the SEC. As of October 14, 2008, the plan to effect an orderly disposition of the U.S. Government Fund has not yet been publicly disclosed. At August 31, 2008 and October 14, 2008, the Company had $171,389 and $317,197, respectively, invested in the U.S. Government Fund. The latest per unit net asset value reported for this fund is $1.00.

Subsequent to the end of 2008, Lehman Brothers Holdings Inc. (Lehman) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At August 31, 2008, the Company held $2,321 of Lehman securities, within the Columbia portfolio, purchased by the fund manager prior to receipt of the Company’s pro-rata allocation of the fund’s investments in December 2007. As of October 14, 2008, the Company does not have an estimate of the recovery value of these securities.

Additionally on September 29, 2008, one of Sigma Finance Corporation’s (Sigma) lenders terminated its repurchase agreements, followed by two additional lenders also terminating agreements. On September 30, 2008, Sigma received a notice of default, which is expected to cause lenders to move to seize Sigma’s assets. Sigma’s Board of Directors also announced they will cease trading. At August 31, 2008, the Company held Sigma securities with a market value of $2,215 and a book value of $1,896, within the Columbia portfolio purchased by the fund manager prior to receipt of the Company’s pro-rata allocation of the fund’s investments in December 2007. These securities were previously impaired during 2008 and $1,351 was recorded as an other-than-temporary impairment. As of October 14, 2008, the Company does not have an estimate of the recovery value of these securities.

On October 9, 2008, the Company’s 50% joint venture partner in Costco Mexico, Controladora Comercial Mexicana, initiated a reorganization proceeding in Mexico. That filing does not include the Company’s joint venture Costco Mexico, and at present the Company does not expect this filing to have a material impact on the venture’s financial condition or operations.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant(1)

3.2	Bylaws of the registrant(2)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of it’s long-term debt instruments

10.1	Costco Wholesale Executive Health Plan(9)

10.1.1	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(3)

10.1.2	Amendments to Stock Option Plan, 1995(4)

10.1.3	Amendments to Stock Option Plan, 1997(5)

10.1.4	Amendments to Stock Option Plan, 2000(2)

10.1.5	Amendments to Stock Option Plan, 2002(6)

10.1.6	Costco Wholesale Corporation 2002 Stock Incentive Plan(6)

10.1.7	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation(8)

10.1.8	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement—Employee(10)

10.1.9	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement—Non-Executive Director(10)

10.1.10	Amendment to Second Restated 2002 Stock Incentive Plan(11)

10.1.11	Amendment to Second Restated 2002 Stock Incentive Plan(12)

10.1.12	Fourth Restated 2002 Stock Incentive Plan

10.2	Form of Indemnification Agreement(7)

10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(4)

10.6.1	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation

10.6.2	Fiscal 2008 Executive Bonus Plan(13)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a) – 14(a) Certifications

32.1	Section 1350 Certifications

1.	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

2.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

3.	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

4.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

5.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

6.	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

7.	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

8.	Incorporated by reference to the exhibits filed as part of the Registration Statement filed by Costco Wholesale Corporation on Form S-8 (File No. 333-129172) dated October 21, 2005.

9.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal first quarter ended November 20, 2005.

10.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 7, 2006.

11.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal second quarter ended February 18, 2007.

12.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on January 31, 2008.

13.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on November 15, 2007.