Form 10-K/A
period 2008-08-31
COSTCO WHOLESALE CORP /NEW
filed 2008-10-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Costco Wholesale Corporation is filing this 10-K/A to amend the October 16, 2008, filing for the period ended August 31, 2008. The purpose is to correct a portion of the presentation of the Consolidated Statements of Cash Flows relating to short-term borrowings.

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

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Reports of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets, as of August 31, 2008 and September 2, 2007	44
Consolidated Statements of Income, for the 52 weeks ended August 31, 2008, September 2, 2007, and the 53 weeks ended September 3, 2006	45
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 52 weeks ended August 31, 2008, September 2, 2007 and the 53 weeks ended September 3, 2006	46
Consolidated Statements of Cash Flows, for the 52 weeks ended August 31, 2008, September 2, 2007, and the 53 weeks ended September 3, 2006	47
Notes to Consolidated Financial Statements	48

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

October 17, 2008

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

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	52 Weeks ended August 31, 2008	52 Weeks ended September 2, 2007	53 Weeks ended September 3, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,282,725	$1,082,772	$1,103,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653,082	566,385	515,285
Stock-based compensation	166,105	134,582	107,397
Undistributed equity earnings in joint ventures	(41,412)	(34,080)	(28,180)
Net (gain) / loss on sale of property, equipment and other	(22,067)	(105)	5,867
Provision for impaired assets	10,292	—	—
Accretion of discount on long-term debt	2,752	3,074	4,828
Excess tax benefit on share based awards	(40,772)	(25,141)	(31,296)
Realized and other than temporary impairment loss on investments	5,033	—	—
Other non-cash items, net	7,699	(5,055)	(5,888)
Change in deferred income taxes	21,288	(92,739)	(38,311)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	227,052	284,306	414,704
Increase in merchandise inventories	(191,792)	(272,513)	(499,194)
Increase in accounts payable	96,188	434,918	282,797

Total adjustments	893,448	993,632	728,009

Net cash provided by operating activities	2,176,173	2,076,404	1,831,224

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $21,429, $41,519, and $3,934 of non-cash capital expenditures for 2008, 2007 and 2006, respectively	(1,598,571)	(1,385,699)	(1,216,501)
Proceeds from the sale of property and equipment	47,608	14,054	15,740
Investment in unconsolidated joint venture	—	—	(15,000)
Purchases of short-term investments	(1,506,776)	(1,160,663)	(2,598,355)
Maturities of short-term investments	1,560,965	1,417,731	2,424,503
Sales of short-term investments	164,959	496,192	263,288
Change in other assets and other, net	(13,515)	(36,925)	(31,169)
Investments transferred from cash and cash equivalents	(371,062)	—	—

Net cash used in investing activities	(1,716,392)	(655,310)	(1,157,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	49,662	23,375	33,559
Repayments of short-term borrowings	(5,163,105)	(2,035,362)	(567,230)
Proceeds from short-term borrowings	5,249,745	2,045,323	554,301
Proceeds from issuance of long-term debt, net	103,139	1,994,187	18,375
Repayments of long-term debt	(69,044)	(307,894)	(7,586)
Cash dividend payments	(265,029)	(245,742)	(230,211)
Change in minority interests	12,540	5,959	4,744
Excess tax benefit on share based awards	40,772	25,141	31,296
Proceeds from exercise of stock options	323,632	307,988	372,336
Repurchases of common stock	(895,307)	(1,977,607)	(1,442,811)

Net cash used in financing activities	(612,995)	(164,632)	(1,233,227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,090)	12,332	7,851

Net (decrease)/increase in cash and cash equivalents	(160,304)	1,268,794	(551,646)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,779,733	1,510,939	2,062,585

CASH AND CASH EQUIVALENTS END OF YEAR	$2,619,429	$2,779,733	$1,510,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $15,803, $11,423, and $12,681 interest capitalized for 2008, 2007 and 2006, respectively)	$106,568	$9,369	$4,147
Income taxes	$615,400	$786,283	$546,205
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$401	$42,697	$190,871

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