Form 10-Q
period 2008-11-23
COSTCO WHOLESALE CORP /NEW
filed 2008-12-19
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of December 12, 2008 was 433,243,595

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

(unaudited)

	November 23, 2008	August 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,215	$2,619
Short-term investments	602	656
Receivables, net	775	748
Merchandise inventories	5,933	5,039
Deferred income taxes and other current assets	575	400

Total current assets	10,100	9,462

PROPERTY AND EQUIPMENT
Land	3,127	3,217
Buildings, leasehold and land improvements	7,692	7,749
Equipment and fixtures	3,064	3,057
Construction in progress	298	306

	14,181	14,329
Less accumulated depreciation and amortization	(3,989)	(3,974)

Net property and equipment	10,192	10,355

OTHER ASSETS	705	865

	$20,997	$20,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$131	$134
Accounts payable	5,847	5,225
Accrued salaries and benefits	1,286	1,321
Accrued sales and other taxes	262	283
Deferred membership fees	770	748
Current portion of long-term debt	38	6
Other current liabilities	1,204	1,157

Total current liabilities	9,538	8,874
LONG-TERM DEBT, excluding current portion	2,196	2,206
DEFERRED INCOME TAXES AND OTHER LIABILITIES	327	328

Total liabilities	12,061	11,408

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	85	82
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 433,170,000 and 432,513,000 shares issued and outstanding	2	2
Additional paid-in capital	3,583	3,543
Accumulated other comprehensive (loss) income	(240)	286
Retained earnings	5,506	5,361

Total stockholders’ equity	8,851	9,192

	$20,997	$20,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended
	November 23, 2008	November 25, 2007
REVENUE
Net sales	$16,036	$15,472
Membership fees	359	338

Total revenue	16,395	15,810
OPERATING EXPENSES
Merchandise costs	14,276	13,824
Selling, general and administrative	1,677	1,570
Preopening expenses	13	21
Provision for impaired assets and closing costs, net	7	—

Operating income	422	395
OTHER INCOME (EXPENSE)
Interest expense	(25)	(23)
Interest income and other	18	33

INCOME BEFORE INCOME TAXES	415	405
Provision for income taxes	152	143

NET INCOME	$263	$262

NET INCOME PER COMMON SHARE:
Basic	$0.61	$0.60

Diluted	$0.60	$0.59

Shares used in calculation (000’s)
Basic	432,451	435,090
Diluted	440,533	445,717
Dividends per share	$0.160	$0.145

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	12 Weeks Ended
	November 23, 2008	November 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	141
Stock-based compensation	44	38
Undistributed equity earnings in joint ventures	(6)	(7)
Net loss / (gain) on sale of property, equipment and other	1	(3)
Provision on impaired assets	2	—
Accretion of discount on long-term debt	1	1
Excess tax benefit on share based awards	(2)	(9)
Other than temporary impairment loss on short-term investments	6	—
Other non-cash items, net	25	—
Change in deferred income taxes	3	(4)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	(212)	(97)
Increase in merchandise inventories	(1,096)	(839)
Increase in accounts payable	777	788

Net cash (used in) / provided by operating activities	(39)	271

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $3 and $15 of non-cash capital expenditures in the first fiscal quarters of 2009 and 2008, respectively	(375)	(437)
Proceeds from the sale of property and equipment	—	5
Purchases of short-term investments	(643)	(42)
Maturities of short-term investments	667	119
Sales of short-term investments	50	37
Change in certain other assets and other, net	(1)	(7)

Net cash used in investing activities	(302)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	25	217
Repayments of short-term borrowings	(1,006)	(713)
Proceeds from short-term borrowings	1,021	660
Proceeds from issuance of long-term debt, net	—	71
Repayments of long-term debt	(1)	(32)
Change in minority interests	3	1
Excess tax benefit on share based awards	2	9
Proceeds from exercise of stock options	23	69
Repurchases of common stock	(67)	(284)

Net cash used in financing activities	—	(2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63)	18

Net decrease in cash and cash equivalents	(404)	(38)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,619	2,780

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,215	$2,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $3 and $4 interest capitalized in the first fiscal quarters of 2009 and 2008, respectively)	$53	$59
Income taxes	$28	$64
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$69	$63
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K, as amended, for the fiscal year ended August 31, 2008.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and selected private label products in a wide range of merchandise categories in no-frills, self-service facilities. At November 23, 2008, Costco operated 519 warehouses: 399 in the United States and 4 in Puerto Rico; 76 in Canada; 21 in the United Kingdom; 8 in Japan; 6 in Korea; and 5 in Taiwan. The Company’s 50%-owned unconsolidated joint venture in Mexico operates 31 warehouses, under our operational oversight.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2009 and 2008 relate to the 12-week fiscal quarters ended November 23, 2008 and November 25, 2007, respectively.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. During the first quarter of 2009, the LIFO inventory adjustment increased ending inventory and gross margin by $2, lowering the LIFO reserve to $30 at the end of the first quarter as compared to $32 at the end of fiscal 2008. This $2 LIFO adjustment excluded the effect of the significant gas deflation that occurred during the quarter because of uncertainty that such deflation will continue through the end of the fiscal year. If gas prices remain significantly lower than prices at the end of fiscal 2008, the Company may record further reductions to the LIFO inventory reserve. There was no LIFO adjustment in the first quarter of 2008.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

The Company adjusts the carrying value of its life insurance contracts to the cash surrender value at the end of each reporting period. The adjustment reflects changes in the market values of the underlying investment securities and is included in selling, general and administrative expenses. The performance of the investment portfolio associated with these contracts is subject to conditions generally affecting equity and debt markets. The adjustment to the cash surrender value as of the first quarter of 2009 was a $28 decrement and a nominal amount in the first quarter of 2008, and is reflected in other non-cash items, net, in the accompanying condensed consolidated statements of cash flows.

Stock Repurchase Programs

Shares repurchased are retired in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the remaining excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP FAS 157-2 did not have a material impact on the Company’s financial position or results of operations and is summarized in Note 3, Fair Value Measurements, of this Form 10-Q. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. This FSP must be adopted for reporting periods beginning after December 15, 2008. The Company’s unvested RSUs are not eligible to receive dividends, therefore EITF 03-06-1 will not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year, which did not have any impact to consolidated net income or stockholder’s equity amounts previously reported.

NOTE (2)—INVESTMENTS

In December 2007, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the first quarter of 2009 and 2008, the Company recognized $6 and $0, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying condensed consolidated statements of income. At November 23, 2008 and August 31, 2008, the balance of the Columbia fund was $75 and $104, respectively, on the condensed consolidated balance sheets.

Additionally, in December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. These two funds are being liquidated with periodic distributions and the

NOTE (2)—INVESTMENTS (Continued)

expectation is that the funds will be substantially liquidated by 2010. To date, the funds have maintained a $1.00 per unit net asset value. As of November 23, 2008 and August 31, 2008, the combined balance of BlackRock and Merrill Lynch funds was $59 and $125, respectively, on the condensed consolidated balance sheets. The Company received cash redemptions of $12 from the BlackRock and Merrill Lynch funds subsequent to the end of the first quarter of 2009 and through December 10, 2008.

During the Company’s fiscal year ended August 31, 2008, the Company reclassified a portion of these three funds from cash and cash equivalents. At November 23, 2008, $99 remained in short-term investments and $35 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. At August 31, 2008, $161 remained in short-term investments and $68 remained in other assets on the condensed consolidated balance sheets.

On September 18, 2008, one of the Company’s government agency money market funds, The Reserve U.S. Government Fund (The Fund) announced that the proceeds from a redemption request for this fund would not be transmitted to an investor for a period of up to seven calendar days after the receipt of the redemption request. At the time of the redemption suspension, the Company had $317 invested in The Fund. On September 22, 2008, the SEC granted a temporary order suspending shareholder redemptions as of September 17, 2008 and requiring The Reserve to create a plan to effect an orderly disposition, subject to supervision by the SEC. According to a press release issued by The Reserve on November 20, 2008, The Fund will be covered by the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. The Reserve will use its best efforts to sell all of its portfolio securities by January 3, 2009. Through the Exchange Stabilization Fund, the U.S. Treasury has agreed to purchase any securities remaining in The Fund on January 3, 2009 at a purchase equal to the aggregate amortized cost. The proceeds of the sales will be distributed to investors on a pro rata share within three business days. At the end of the first quarter of 2009, the Company had received redemption of $132, and had a remaining balance in The Fund of $185.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

NOTE (3)—FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, as amended by FSP 157-1, FSP 157-2, and FSP 157-3 (together referred to as SFAS 157), on September 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities exist at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial nonrecurring assets and liabilities included on the Company’s balance sheet include items such as goodwill and long lived assets that are measured at fair value resulting from an impairment charge, if deemed necessary.

SFAS 157 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following are the valuation techniques used to measure fair value:

Level 1 primarily consists of financial instruments, such as money market mutual funds, whose value is based on quoted market prices such as quoted net asset values published by the fund, exchange-traded instruments and listed equities.

Level 2 includes assets and liabilities with observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities primarily include U.S. Government and agency securities, investments in corporate notes and bonds, asset and mortgage backed securities, the cash surrender value of life insurance policies covering employees, and forward foreign-exchange contracts. Valuation methodologies are based on “consensus pricing” using market prices from a variety of industry-standard data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data for which the Company typically receives independent external valuation information.

Level 3 is comprised of unobservable inputs that are supported by little, infrequent, or no market activity. Limited amounts of the Company’s investments in asset and mortgage backed securities and corporate notes and bonds are classified as Level 3. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At November 23, 2008, these investments securities were measured at fair value primarily using information provided by the portfolio manager that considers quoted market prices where available, quoted prices of comparable securities, as well as estimates of fair value based on assumptions regarding credit quality, liquidity and expected future cash flows for interest and principal payments based on expected maturities and the timing of future payments.

Valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were not changed from previous practice during the reporting period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of November 23, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$984	$—	$—
Investment in U.S. Government and agency securities	—	363	—
Investment in corporate notes and bonds	—	85	5
Investment in asset and mortgage backed securities	—	73	15
Cash surrender value of life insurance policies	—	62	—
Forward foreign exchange contracts	—	11	—

Total	$984	$594	$20

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended November 23, 2008:

	Quarter ended November 23, 2008
	Investment in asset and mortgage backed securities	Investment in corporate notes and bonds	Total
Balance, beginning of period	$6	$12	$18
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	(1)	(1)
Included in other income (expense)	(2)	(4)	(6)
Change in accrued interest included in other income (expense)	—	—	—
Purchases, issuances, and (settlements)	—	(7)	(7)
Transfers in (out)	11	5	16

Balance, end of period	$15	$5	$20

Change in unrealized gains (losses) included in other income (expense) related to assets held as of November 23, 2008	$(2)	$(4)	$(6)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2, the Company holds enhanced money fund investments that are liquidating. These holdings are classified as held-to-maturity investments and are therefore not adjusted to market value at the end of each reporting period. Fair value would only be determined on a nonrecurring basis when these investments are deemed to be other-than-temporarily impaired. The Company has not recorded any other-than-temporary impairments on these investments during the reporting period.

NOTE (4)—LONG-TERM DEBT

During the first quarter of 2009, $0.3 in face amount of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 7,000 shares of common stock and during the first quarter of 2008, $0.1 in face amount of the Company’s Zero Coupon Notes was converted by note holders into 3,000 shares of common stock. These amounts differ from those in the supplemental disclosure of non-cash items in the statement of cash flows due to the related discount and issuance costs.

NOTE (5)—STOCKHOLDERS’ EQUITY

Dividends

The Company’s current quarterly cash dividend rate is $0.16 per share. On October 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record on November 14, 2008. The dividend was paid on November 28, 2008.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

NOTE (5)—STOCKHOLDERS’ EQUITY (Continued)

Stock Repurchase Programs

The Company’s stock repurchase activity during the first quarter of 2009 and 2008 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2009	845	$65.32	$55
2008	4,389	$61.77	$271

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was approximately $2,004 at November 23, 2008. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net income, plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive (loss) income reported on the Company’s condensed consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following table shows the components of comprehensive (loss) income, net of related tax effects:

	Quarter Ended
	November 23, 2008	November 25, 2007
Unrealized (loss) gain on short term investments	$(3)	$4
Tax benefit (provision)	1	(1)

Unrealized (loss) gain on short-term investments, net of tax	(2)	3
Foreign currency translation adjustment and other	(524)	103
Tax benefit on translation gain in relation to earnings subject to repatriation	—	1

Comprehensive (loss) income adjustments, net	(526)	107
Net income	263	262

Total comprehensive (loss) income	$(263)	$369

NOTE (6)—STOCK-BASED COMPENSATION PLANS

The Company grants restricted stock units (RSUs) under the Fourth Restated 2002 Plan. Each share issued in respect of stock bonuses or stock units will be counted as 1.75 shares toward the share limit. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Under the Fourth Restated 2002 Plan, which was amended in July 2008 by the Board of Directors, prospective grants of RSUs will be subject, upon certain terminations of employment, to quarterly vesting as opposed to daily vesting. Additionally, employees who attain certain years of service with the Company will receive shares on the annual vesting date rather than upon qualified retirement. These changes were effective for the grant of RSUs that occurred in the first quarter of 2009.

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

Compensation expense for all stock-based awards granted subsequent to fiscal 2002 is recognized using the straight-line method. SFAS No. 123R, “Share-Based Payment (as amended)” (SFAS 123R) requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures) and requires that the cumulative compensation expense recognized equal the number of stock-based awards vested at the end of each reporting period. While options and RSUs generally vest over five years with an equal amount released on each anniversary of the grant date, all grants allow for daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. Additionally, the historic experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards vested. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally is infrequent.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first quarter of 2009:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 31, 2008	21,394	$40.04
Granted	—	—
Exercised	(526)	40.11
Forfeited or expired	(16)	43.85

Outstanding at November 23, 2008 (2)	20,852	$40.03	4.51	$142

Exercisable at November 23, 2008	15,645	$39.25	3.98	$120

(1)	The difference between the exercise price and market value at November 23, 2008.

(2)	Stock options generally vest over five years and have a ten-year term.

The tax benefits realized and intrinsic value related to total stock options exercised during the first quarter of 2009 and 2008 are provided in the following table:

	Quarter Ended
	November 23, 2008	November 25, 2007
Actual tax benefit realized for stock options exercised	$3	$16
Intrinsic value of stock options exercised (1)	$8	$53

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

Employee Tax Consequences on Certain Stock Options

As previously disclosed, in fiscal 2006, a special committee of independent directors was formed to determine whether the stated grant dates of options were supported by Company’s books and records.

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

The Company is examining alternatives to mitigate the potential adverse tax consequences associated with unexercised options held by Canadian employees. The related liability as of November 23, 2009 and August 31, 2008 was $3 and $9, respectively.

Summary of Restricted Stock Unit Activity

RSUs are granted to employees, that generally vest over five years, and to non-employee directors, that generally vest over three years; however, the Company provides for accelerated vesting for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. The fair value of RSUs is the market value of the common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At November 23, 2008, 5,474,000 RSUs were available to be granted to eligible employees and directors under the Fourth Restated 2002 Plan.

The following awards were outstanding at the end of the first quarter of 2009:

•	8,335,500 shares of time-based RSUs, in which the restrictions lapse upon the achievement of continued employment over a specified period of time;

•

394,500 performance RSUs granted to certain executive officers of the Company. The performance targets have been met. Further restrictions lapse upon achievement of continued employment over a specified period of time; and

•	305,000 performance RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2009. These awards are not included in the table below.

The following table summarizes RSU transactions during the quarter ended November 23, 2008:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Unvested at August 31, 2008	6,705	$56.97
Granted	3,384	51.41
Vested	(1,338)	56.64
Forfeited	(21)	55.90

Unvested at November 23, 2008	8,730	$54.87

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under the Company’s plans:

	Quarter Ended
	November 23, 2008	November 25, 2007
Restricted stock units	$31	$20
Stock options	13	18

Total stock-based compensation expense before income taxes	44	38
Income tax benefit	(15)	(12)

Total stock-based compensation expense, net of income tax	$29	$26

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

The remaining unrecognized compensation cost related to non-vested RSUs at November 23, 2008, was $439 and the weighted-average period of time over which this cost will be recognized is 4.0 years. The remaining unrecognized compensation cost related to unvested stock options at November 23, 2008, was $57, and the weighted-average period of time over which this cost will be recognized is 1.2 years.

NOTE (7)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	Quarter Ended
	November 23, 2008	November 25, 2007
Net income available to common stockholders used in basic net income per share	$263	$262
Weighted average number of common shares used in basic net income per share (000’s)	432,451	435,090
Stock options and restricted stock units (000’s)	6,562	9,093
Conversion of convertible notes (000’s)	1,520	1,534

Weighted number of common shares and dilutive potential common stock used in diluted net income per share (000’s)	440,533	445,717

Anti-dilutive stock options and RSUs (000’s)	5,019	—

NOTE (8)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was finalized by the court on May 13, 2008. The Company is seeking appellate review of that decision. The Williams action has been stayed. The parties in Randall have agreed in principle on a partial settlement of the action, requiring a payment of up to $16 by the Company, which was reserved for in 2008. Any settlement would be subject to court approval.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime. The complaint alleges misclassification of certain California managers. On March 6, 2008, Costco filed a motion to dismiss. On May 15, 2008, the Court partially granted the motion, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer was filed on May 27, 2008. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

An overtime compensation case certified as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corp., Superior Court for the County of Alameda, Case No. RG-04150447. Costco has filed an appeal challenging the entry of a $5 judgment in favor of the class.

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. The case has been removed to the United States District Court in Los Angeles (CV-08-7599 PSG).

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an “Unpaid Wage Class” and a “Wage Statement Class.” The “Unpaid Wage Class” focuses on an allegation that Costco improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” focuses on an allegation that Costco’s final paychecks do not contain the accurate and itemized information required for wage statements by applicable law. On May 29, 2008, the Court granted Costco’s motion to dismiss, dismissing with prejudice the wage-itemization claims. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

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

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Plaintiffs filed a consolidated complaint on July 18, 2008. With respect to the Company, plaintiffs seek to certify four classes of people who purchased Costco organic milk. Aurora has maintained that it has held and continues to hold valid organic certifications. The consolidated complaint seeks, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys’ fees. The defendants have filed motions to dismiss the consolidated complaint.

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

Two shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleges, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserts claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. The court granted the defendants’ motion to stay the lawsuit, until at least June 1, 2009, pending a decision by the Washington Supreme Court in a separate proceeding.

The other action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (W.D. Wash.), was filed on or about September 29, 2008, and names as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleges that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserts claims under both state law and the federal securities laws and seeks relief comparable to that sought in the state court action described above. Plaintiff further alleges that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleges, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it is further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleges that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The defendants have yet to file any response to the Pirelli action.

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

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

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

	United States Operations(a)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 23, 2008
Total revenue	$12,936	$2,295	$1,164	$16,395
Operating income	280	109	33	422
Depreciation and amortization	125	19	11	155
Capital expenditures, net	264	50	61	375
Property and equipment, net	8,145	1,159	888	10,192
Total assets	17,036	2,154	1,807	20,997
Net assets	6,901	1,056	894	8,851
Twelve Weeks Ended November 25, 2007
Total revenue	$12,310	$2,406	$1,094	$15,810
Operating income	272	92	31	395
Depreciation and amortization	110	20	11	141
Capital expenditures, net	329	77	31	437
Property and equipment, net	7,565	1,380	974	9,919
Total assets	16,409	2,677	1,918	21,004
Net assets	6,407	1,288	1,067	8,762
Year Ended August 31, 2008
Total revenue	$56,903	$10,528	$5,052	$72,483
Operating income	1,393	420	156	1,969
Depreciation and amortization	511	92	50	653
Capital expenditures, net	1,190	246	163	1,599
Property and equipment, net	8,016	1,371	968	10,355
Total assets	16,345	2,477	1,860	20,682
Net assets	6,882	1,292	1,018	9,192

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K, as amended, for the fiscal year ended August 31, 2008, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(a)	Certain home office operating expenses are incurred on behalf of our Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of our United States management team.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data)

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care and workers’ compensation costs), rising costs associated with the acquisition of merchandise (including the direct and indirect effects of the changing cost of petroleum-based products and fuel and energy costs), geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the Securities and Exchange Commission (SEC).

This management discussion should be read in conjunction with the management discussion included in our fiscal 2008 annual report on Form 10-K, as amended, previously filed with the SEC.

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets and supercenters. Certain percentages presented are calculated using actual results prior to rounding.

Key items for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 included:

•

Net sales increased 3.6% over the prior year to $16,036, driven by a 1% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and the opening of 25 new warehouses (32 opened and 7 closed due to relocations) since the end of the first quarter of fiscal year 2008;

•

Membership fees increased 6.1% to $359, primarily due to new membership sign-ups at warehouses opened since the end of the first quarter of fiscal 2008 and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 32 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 31 basis;

•	Net income increased to $263 from $262;

•	Net income per diluted share increased to $0.60 per diluted share from $0.59 per diluted share;

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

In addition, the Board of Directors declared a quarterly cash dividend in the amount of $0.16 per share, and we repurchased 845,000 shares of our common stock, at an average cost of $65.32 per share, totaling approximately $55.

Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2009 and 2008 relate to the 12-week fiscal quarters ended November 23, 2008 and November 25, 2007, respectively.

Net Sales

	Quarter Ended
	November 23, 2008	November 25, 2007
Net sales	$16,036	$15,472
Increase in comparable warehouse sales	1%	8%

Net sales increased 3.6% during the first quarter of 2009 compared to the first quarter of 2008. The $564 increase in net sales is comprised of $166 from the increase in comparable warehouse sales and $398 primarily from sales at 25 new warehouses opened (32 opened and 7 closed due to relocations) since the end of the first quarter of 2008.

Foreign currencies, particularly in Canada, United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net sales by approximately $516, or 335 basis points. Gasoline sales contributed to the $564 net sales growth by approximately $224, with approximately $49 related to a slight increase in the average sales price per gallon quarter-over-quarter.

The comparable sales growth was derived from increased shopping frequency; there was a slight decrease in the average amount spent by members. Foreign currencies, particularly in Canada, United Kingdom and Korea, weakened against the U.S dollar, which negatively impacted comparable sales by approximately $489, or 320 basis points. Gasoline sales positively impacted comparable warehouse sales growth by approximately $183, or 120 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Net sales in the quarter, particularly in hardlines and softlines, were negatively impacted by general economic conditions, and we believe that those conditions will continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Membership Fees

	Quarter Ended
	November 23, 2008	November 25, 2007
Membership fees	$359	$338
Membership fees as a percent of net sales	2.24%	2.19%
Total cardholders (000s)	54,000	51,000

Membership fees increased 6.1% in the first quarter of 2009 compared to the first quarter of 2008. The increase was primarily due to the additional membership sign-ups at the 25 new warehouses opened since the first quarter of 2008 and increased penetration of the higher-fee Executive Membership program. Our member renewal rate, currently at 87%, is consistent with recent years.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Gross Margin

	Quarter Ended
	November 23, 2008	November 25, 2007
Gross Margin	$1,760	$1,648
Gross margin as a percent of net sales	10.97%	10.65%

Gross margin, as a percent of net sales, increased 32 basis points compared to the first quarter of 2008. This increase was primarily related to an increase of 46 basis points in our ancillary businesses, primarily our gasoline business, and a favorable LIFO adjustment of one basis point. These increases were offset by a net 13 basis point decrease in our core merchandise categories, particularly hardlines and softlines, which was primarily related to their lower sales penetration. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by 2 basis points.

Selling, General and Administrative Expenses

	Quarter Ended
	November 23, 2008	November 25, 2007
Selling, general and administrative expense (SG&A)	$1,677	$1,570
SG&A as a percent of net sales	10.46%	10.15%

SG&A expenses, as a percent of net sales, increased 31 basis points compared to the first quarter of 2008. Warehouse operating and central administrative costs negatively impacted SG&A comparisons, as a percent of net sales, by approximately 19 basis points, the largest single factor being increased employee healthcare costs. SG&A also included a $28 charge for a mark-to-market write-down of the cash surrender value of employee life insurance contracts at the end of the first quarter of 2009, which negatively impacted SG&A as a percent of net sales by 18 basis points. Additionally, in the first quarter of 2008, we accrued approximately $9 for compensation adjustments we made to employees enrolled in our medical and dental plans, related to a decision to share a portion of the health plan’s savings that we achieved, beyond what was expected in fiscal 2007. There was no such charge in the first quarter of 2009, favorably impacting SG&A by six basis points, as a percentage of net sales.

Preopening Expenses

	Quarter Ended
	November 23, 2008	November 25, 2007
Preopening expenses	$13	$21
Warehouse openings	8	10
Relocations	(1)	(4)

Warehouse openings, net of relocations	7	6

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Provision for Impaired Assets and Closing Costs, Net

	Quarter Ended
	November 23, 2008	November 25, 2007
Warehouse closing expenses	$5	$3
Impairment of long-lived assets	2	—
Net (gains)/losses on sale of real property	—	(3)

Provision for impaired assets and closing costs, net	$7	$—

The provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and gains and losses resulting from the sale of real property, largely comprised of former warehouse locations.

Interest Expense

	Quarter Ended
	November 23, 2008	November 25, 2007
Interest expense	$25	$23

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007. The increase in interest expense is primarily due to a decrease in capitalized interest related to our new warehouse and remodel construction activity.

Interest Income and Other

	Quarter Ended
	November 23, 2008	November 25, 2007
Interest income	$6	$26
Earnings of affiliates	7	7
Minority interest and other	5	—

Interest income and other	$18	$33

The decrease in interest income and other of $15 in the first quarter of 2009 compared to first quarter of 2008 is largely due to lower interest rates on our cash and cash equivalents and short-term investment balances. In addition, we recognized a $6 other-than-temporary impairment loss on certain securities within our investment portfolio in the first quarter of 2009. See further discussion in Liquidity and Capital Resources. This decrease was offset by a favorable $7 mark-to-market adjustment related to our forward foreign exchange contracts, which are used primarily to hedge the impact of fluctuation of foreign exchange on merchandise inventory purchases. See Derivatives section for more information.

Provision for Income Taxes

	Quarter Ended
	November 23, 2008	November 25, 2007
Income tax expense	$152	$143
Effective tax rate	36.6%	35.3%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

The effective tax rate for the first quarter of 2008 was positively impacted by various discrete items of approximately $8.

Net Income

	Quarter Ended
	November 23, 2008	November 25, 2007
Net income	$263	$262
Diluted net income (per share)	$0.60	$0.59
Shares used to calculate diluted net income per common share (000s)	440,533	445,717

Net income for the first quarter of 2009 increased to $263, or $0.60 per diluted share, from $262, or $0.59 per diluted share, during the first quarter of 2008, representing a 2% increase in diluted net income per share. We have repurchased and retired 10,268,000 shares of common stock since the end of the first quarter of 2008, favorably impacting net income per diluted share by approximately $0.01 in the first quarter of 2009.

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	November 23, 2008	August 31, 2008
Cash and cash equivalents	$2,215	$2,619
Short-term investments	602	656

Total	$2,817	$3,275

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $2,817 and $3,275 at November 23, 2008 and August 31, 2008, respectively. Of these balances, approximately $816 and $788 at November 23, 2008 and August 31, 2008, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the quarter-end close. Fluctuations in foreign currency had a material negative impact on our reported cash flows after amounts from our foreign subsidiaries were translated into U.S. dollars.

Net cash used in operating activities totaled $39 in the first quarter of 2009, compared to cash provided by operating activities of $271 in the first quarter of 2008. This decrease of $310 was primarily attributable to a $268 increase in our net investment in merchandise inventories.

Net cash used in investing activities totaled $302 in the first quarter of 2009 compared to $325 in the first quarter of 2008, a decrease of $23. The decrease in net cash used in investing activities relates primarily to a $62 decrease in cash used for purchase of property and equipment, offset by a $40 decrease in cash provided by the net investment in short-term investments.

In December 2007, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

securities in a separately managed account. We assessed the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the first quarter of 2009 and 2008, we recognized $6 and $0, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying condensed consolidated statements of income. At November 23, 2008 and August 31, 2008, the balance of the Columbia fund was $75 and 104, respectively, on the condensed consolidated balance sheets.

Additionally, in December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. These two funds are being liquidated with periodic distributions and the expectation is that the funds will be substantially liquidated by 2010. To date, the funds have maintained a $1.00 per unit net asset value. As of November 23, 2008 and August 31, 2008, the combined balance of BlackRock and Merrill Lynch funds was $59 and $125, respectively, on the condensed consolidated balance sheet. We received cash redemptions of $12 from the BlackRock and Merrill Lynch funds subsequent to the end of the first quarter of 2009 and through December 10, 2008.

During our fiscal year ended August 31, 2008, we reclassified a portion of these three funds from cash and cash equivalents. At November 23, 2008, $99 remained in short-term investments and $35 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. At August 31, 2008, $161 remained in short-term investments and $68 remained in other assets on the condensed consolidated balance sheets.

On September 18, 2008, one of our government agency money market funds, The Reserve U.S. Government Fund (The Fund) announced that the proceeds from a redemption request for this fund would not be transmitted to an investor for a period of up to seven calendar days after the receipt of the redemption request. At the time of the redemption suspension, we had $317 invested in The Fund. On September 22, 2008, the SEC granted a temporary order suspending shareholder redemptions as of September 17, 2008 and requiring The Reserve to create a plan to effect an orderly disposition, subject to supervision by the SEC. As of November 23, 2008, we have received redemptions of $132 from The Reserve. At the end of the first quarter of 2009, the balance of The Fund was $185 on the consolidated balance sheet. According to a press release issued by The Reserve on November 20, 2008, The Fund will be covered by the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. The Reserve will use its best efforts to sell all of its portfolio securities by January 3, 2009. Through the Exchange Stabilization Fund, the U.S. Treasury has agreed to purchase any securities remaining in The Fund on January 3, 2009 at a purchase equal to the aggregate amortized cost. The proceeds of the sales will be distributed to investors on a pro rata share basis within three business days to all investors in The Fund. We anticipate receiving a full distribution of our balance in The Fund, approximately $185, in the early part of January 2009.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Net cash used in financing activities totaled $0 in the first quarter of 2009 compared to $2 in the first quarter of 2008. The most significant changes in cash used in financing activities, quarter-over-quarter, were a decrease of $217 in the repurchase of common stock, which was largely offset by a decrease of $192 in the change in bank checks outstanding.

The effect of exchange rate changes on cash, reflected in the condensed consolidated statements of cash flows, decreased cash by $63 in the first quarter of 2009 compared to an increase of $18 in the

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

first quarter of 2008, a decrease of $81. This decrease is due to the significant weakening of the Canadian, Korean, and the United Kingdom currencies as compared to the U.S. dollar, during the first quarter of 2009.

Dividends

Our current quarterly cash dividend rate is $0.16 per share or $0.64 per share on an annualized basis. On October 30, 2008, our Board of Directors declared a quarterly cash dividend of $0.16 per share for shareholders of record on November 14, 2008. The dividend was paid on November 28, 2008.

Expansion Plans

Our primary requirement for capital is the financing of land, building and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,500 to $1,700 during fiscal 2009 for real estate, construction, remodeling and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the first quarter of fiscal 2009, we spent approximately $375.

We opened eight new warehouses, including one relocation, in the first quarter of 2009. Expansion plans during the remainder of fiscal 2009 are to open approximately 13 to 15 additional new warehouses, including one to two relocations. In addition, Costco Mexico, our 50% owned joint-venture, plans to open an additional two warehouses during the remainder of fiscal 2009. We expect to continue our review of expansion plans in our international operations, including the United Kingdom and Asia, along with other international markets.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in millions, in U.S. dollars)

				Credit Line Usage at November 23, 2008
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$28	$28	$—	$—	$—	N/A

U.S.	Uncommitted Commercial Letter of Credit	N/A	160	—	10	—	150	N/A

Australia (1)	Guarantee Line	N/A	6	—	—	—	6	N/A

Canada (1)	Multi- Purpose Line	March-09	117	17	—	70	30	4.00%

Japan (1)	Revolving Credit	February-09	37	—	—	5	32	1.11%

Japan (1)	Bank Guaranty	February-09	11	11	—	—	—	N/A

Japan (1)	Revolving Credit	February-09	37	—	—	23	14	1.17%

Korea (1)	Multi- Purpose Line	March-09	8	1	—	—	7	6.22%

Taiwan	Multi- Purpose Line	January-09	15	5	—	—	10	4.13%

Taiwan	Multi- Purpose Line	July-09	15	3	—	—	12	4.64%

United Kingdom	Revolving Credit	February-10	60	—	—	22	38	3.41%

United Kingdom	Uncommitted Money Market Line	May-09	30	—	—	11	19	3.87%

United Kingdom	Overdraft Line	May-09	52	—	—	—	52	4.00%

United Kingdom (2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A

United Kingdom	Commercial Letter of Credit	N/A	3	—	—	—	3	N/A

	TOTAL		$582	$68	$10	$131	$373

(1)	The U.S. Parent Company, Costco Wholesale Corporation guarantees this entity’s credit facility.

(2)	The letter of guarantee is fully cash-collateralized by the United Kingdom subsidiary.

Note We have letter of credit facilities (for commercial and standby letters of credit) totaling $230. The outstanding commitments under these facilities at November 23, 2008 totaled $78, including $68 in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Financing Activities

During the first quarter of 2009, $0.3 in face amount of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) were converted by note holders into 7,000 shares of common stock. During the first quarter of 2008, $0.1 in face amount of our Zero Coupon Notes were converted by note holders into 3,000 shares of common stock.

Derivatives

We follow Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. We use derivative and hedging arrangements only to manage what we believe to be well-defined risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases and typically have very short terms. These forward contracts do not qualify for derivative hedge accounting. The aggregate notional amount of foreign exchange contracts outstanding was $68 and $90, at November 23, 2008 and August 31, 2008, respectively. The mark-to-market adjustment related to these contracts resulted in income of $7 and $0.6 recognized in interest income and other in the condensed consolidated statements of income in the first quarter of 2009 and 2008, respectively, and the recording of an asset of $11 and $5 at November 23, 2008 and August 31, 2008, respectively. The majority of the forward foreign exchange contracts were entered into by our wholly-owned United Kingdom subsidiary, primarily to hedge U.S. dollar merchandise inventory purchases.

Stock Repurchase Programs

During the first quarter of fiscal 2009, we repurchased 845,000 shares of our common stock at an average price of $65.32, totaling approximately $55. During the first quarter of 2008, we repurchased 4,389,000 shares, at an average price of $61.77, for a total amount of $271. The remaining amount available for stock repurchases under the approved plans was approximately $2,004 at November 23, 2008. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2008. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP FAS 157-2 did not have a material impact on our financial position or results of operations and is summarized in Note 3, Fair Value Measurements, of this Form 10-Q. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. This FSP must be adopted for reporting periods beginning after December 15, 2008. Our unvested RSUs are not eligible to receive dividends, therefore EITF 03-06-1 will not have any impact on our consolidated financial statements.

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

We are in the process of evaluating the impact that adoption of SFAS Nos. 160, 141R and 161 will have on our future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, as amended, for the year ended August 31, 2008.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended August 31, 2008. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2009 (dollars in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
September 1—September 28, 2008	639,828	$65.67	639,828	$2,017
September 29—October 26, 2008	205,529	64.24	205,529	2,004
October 27—November 23, 2008	—	—	—	2,004

Total First Quarter	845,357	$65.32	845,357

(1)	Monthly information is presented by reference to our fiscal periods during the first quarter of fiscal 2009.

(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors: $300 and $1,000 were authorized in September 2007 and November 2007, respectively, both of which expire in 2010, and $1,000 authorized in July 2008 and expiring in July 2011.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.6.2	Fiscal 2009 Executive Bonus Plan (1)

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

(1)	Incorporated by reference to exhibit filed as part of the Current Report on Form 8-K of Costco Wholesale Corporation dated November 20, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 19, 2008	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: December 19, 2008	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer