Form 10-Q
period 2009-02-15
COSTCO WHOLESALE CORP /NEW
filed 2009-03-18
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 15, 2009

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

The number of shares outstanding of the issuer’s common stock as of March 6, 2009 was 434,027,431

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	February 15, 2009	August 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,705	$2,619
Short-term investments	577	656
Receivables, net	880	748
Merchandise inventories	4,995	5,039
Deferred income taxes and other current assets	534	400

Total current assets	9,691	9,462

PROPERTY AND EQUIPMENT
Land	3,189	3,217
Buildings, leasehold and land improvements	7,771	7,749
Equipment and fixtures	3,154	3,057
Construction in progress	371	306

	14,485	14,329
Less accumulated depreciation and amortization	(4,131)	(3,974)

Net property and equipment	10,354	10,355

OTHER ASSETS	692	865

	$20,737	$20,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$134	$134
Accounts payable	5,000	5,225
Accrued salaries and benefits	1,405	1,321
Accrued sales and other taxes	295	283
Deferred membership fees	795	748
Current portion of long-term debt	39	6
Other current liabilities	1,330	1,157

Total current liabilities	8,998	8,874
LONG-TERM DEBT, excluding current portion	2,198	2,206
DEFERRED INCOME TAXES AND OTHER LIABILITIES	332	328

Total liabilities	11,528	11,408

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	88	82
STOCKHOLDERS' EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 434,027,000 and 432,513,000 shares issued and outstanding	2	2
Additional paid-in capital	3,661	3,543
Accumulated other comprehensive (loss) income	(218)	286
Retained earnings	5,676	5,361

Total stockholders' equity	9,121	9,192

	$20,737	$20,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
REVENUE
Net sales	$16,488	$16,616	$32,524	$32,088
Membership fees	355	343	714	681

Total revenue	16,843	16,959	33,238	32,769
OPERATING EXPENSES
Merchandise costs	14,771	14,833	29,047	28,657
Selling, general and administrative	1,666	1,615	3,343	3,185
Preopening expenses	7	10	20	31
Provision for impaired assets and closing costs, net	1	(3)	8	(3)

Operating income	398	504	820	899
OTHER INCOME (EXPENSE)
Interest expense	(25)	(23)	(50)	(46)
Interest income and other	8	41	26	74

INCOME BEFORE INCOME TAXES	381	522	796	927
Provision for income taxes	142	194	294	337

NET INCOME	$239	$328	$502	$590

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.75	$1.16	$1.36

Diluted	$0.55	$0.74	$1.14	$1.33

Shares used in calculation (000’s)
Basic	433,476	434,779	432,963	434,934
Diluted	439,688	444,925	440,095	445,148
Dividends per share	$0.16	$0.145	$0.32	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	24 Weeks Ended
	February 15, 2009	February 17, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$502	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	287
Stock-based compensation	89	80
Undistributed equity earnings in joint ventures	(14)	(20)
Net loss / (gain) on sale of property, equipment and other	5	(4)
Provision on impaired assets	2	—
Accretion of discount on long-term debt	1	1
Excess tax benefit on share based awards	(2)	(15)
Other-than-temporary impairment loss on short-term investments	7	3
Other non-cash items, net	30	5
Deferred income tax provision	(7)	(20)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	20	111
Increase in merchandise inventories	(120)	(319)
Increase / (decrease) in accounts payable	(7)	154

Net cash provided by operating activities	822	853

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $12 and $39 of non-cash capital expenditures in the first half of fiscal 2009 and 2008, respectively	(671)	(779)
Proceeds from the sale of property and equipment	4	11
Purchases of short-term investments	(1,001)	(655)
Maturities of short-term investments	1,020	522
Sales of short-term investments	93	94
Change in certain other assets and other, net	(4)	(20)
Investments transferred from cash and cash equivalents	—	(371)

Net cash used in investing activities	(559)	(1,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(61)	61
Repayments of short-term borrowings	(1,344)	(1,050)
Proceeds from short-term borrowings	1,359	1,100
Proceeds from issuance of long-term debt, net	—	72
Repayments of long-term debt	(2)	(35)
Cash dividend payments	(69)	(63)
Change in minority interests	7	4
Excess tax benefit on share based awards	2	15
Proceeds from exercise of stock options	52	119
Repurchases of common stock	(67)	(407)

Net cash used in financing activities	(123)	(184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(54)	16

Net increase / (decrease) in cash and cash equivalents	86	(513)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,619	2,780

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,705	$2,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $4 and $7 interest capitalized in the first half of fiscal 2009 and 2008, respectively)	$52	$57
Income taxes	$176	$286
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$69	$63
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except as noted and per share data)

(unaudited)

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K, as amended, for the fiscal year ended August 31, 2008.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions among the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At February 15, 2009, Costco operated a chain of 550 warehouses in 40 states and Puerto Rico (403 locations), nine Canadian provinces (76 locations), the United Kingdom (21 locations), Korea (six locations), Taiwan (five locations) and Japan (eight locations), as well as 31 warehouses in Mexico through a 50%-owned joint venture.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2009 and 2008 relate to the 12-week fiscal quarters ended February 15, 2009 and February 17, 2008, respectively. References to the first half of 2009 and 2008 relate to the 24-weeks ended February 15, 2009 and February 17, 2008, respectively.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. During the second quarter and first half of 2009, the LIFO inventory adjustment increased ending inventory and gross margin by $7 and $9, respectively, lowering the LIFO reserve to $23 at the end of the second quarter, as compared to $32 at the end of fiscal 2008. These LIFO adjustments excluded the effect of gas deflation that occurred during the first half of 2009 because of uncertainty whether such deflation will continue through the end of the fiscal year. If gas prices remain significantly lower than prices at the end of fiscal 2008, the Company may record further reductions to the LIFO inventory reserve. There was no LIFO adjustment in the first half of 2008.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

The Company adjusts the carrying value of its life insurance contracts to the cash surrender value at the end of each reporting period. The adjustment reflects changes in the market values of the underlying investment securities and is included in selling, general and administrative expenses. The performance of the investment portfolio associated with these contracts is subject to conditions generally affecting equity and debt markets. The adjustment to cash surrender value was a nominal amount during the second quarter of 2009 and a $5 decrement in the second quarter of 2008. The adjustment to the cash surrender value as of the first half of 2009 was a $29 decrement and a $5 decrement in the first half of 2008, and is reflected in other non-cash items, net, in cash flows from operations in the accompanying condensed consolidated statements of cash flows.

Derivatives

Effective November 24, 2008, the beginning of the Company’s second quarter of 2009, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161). The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages through the use of forward foreign exchange contracts. Forward foreign exchange contracts (instruments) are used to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. Currently, these instruments do not qualify for derivative hedge accounting. The Company uses these instruments to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company primarily to hedge U.S. dollar merchandise inventory expenditures. The aggregate notional amount of forward foreign exchange contracts was $97 and $90 at February 15, 2009 and August 31, 2008, respectively. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. In addition, the contracts are limited to a time period of less than one year. See Note 3, Fair Value Measurement, for information on the fair value of these contracts.

At February 15, 2009, the fair value of the Company’s derivatives, which do not qualify for hedge accounting under SFAS 133, was as follows:

	Asset	Liability
Forward foreign exchange contracts (1)	$6	$—

Total derivatives	$6	$—

(1)	The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the amount of gain or (loss) recognized in interest income and other in the accompanying condensed consolidated statements of income:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Forward foreign exchange contracts	$(5)	$2	$2	$3

Total	$(5)	$2	$2	$3

The Company is exposed to risks due to fluctuations in energy prices, particularly electricity, which it partially mitigates through the use of fixed-price contracts with counterparties for approximately 21% of its warehouses as well as other facilities in the U.S. and Canada. The Company has also entered into variable-priced derivative contracts for some purchases of natural gas and fuel for its gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the remaining excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP FAS 157-2 did not have a material impact on the Company’s financial position or results of operations and is summarized in Note 3, Fair Value Measurements, of this Form 10-Q. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are “participating securities” and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. This FSP must be adopted for reporting periods beginning after December 15, 2008. The Company’s unvested RSUs are not eligible to receive dividends; therefore, EITF 03-06-1 will not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is in the process of evaluating the impact that adoption of SFAS Nos. 160 and 141R will have on its future consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year, which did not have any impact to consolidated net income or stockholders’ equity amounts previously reported.

NOTE (2)—INVESTMENTS

In December 2007, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assesses the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the second quarter of 2009 and 2008, the Company recognized $1 and $3, respectively, of other-than-temporary impairment losses related to these securities. During the first half of 2009 and 2008, the Company recognized $7 and $3, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying condensed consolidated statements of income. At February 15, 2009 and August 31, 2008, the balance of the Columbia fund was $65 and $104, respectively, on the condensed consolidated balance sheets.

In December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. During the second quarter of 2009, BlackRock was liquidated and the Company

NOTE (2)—INVESTMENTS (Continued)

received the remaining $21 balance of its investment. Merrill Lynch is still in the process of being liquidated with periodic distributions, and the expectation is that the fund will be substantially liquidated by 2010. To date, Merrill Lynch has maintained a $1.00 per unit net asset value. As of February 15, 2009 and August 31, 2008, the balance of the Merrill Lynch fund was $26 and $43, respectively, on the condensed consolidated balance sheets. As of August 31, the balance of the BlackRock fund was $82 on the condensed consolidated balance sheet.

During fiscal 2008, the Company reclassified a portion of these three funds from cash and cash equivalents. At February 15, 2009, $63 remained in short-term investments and $28 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. These amounts represent the remaining investment balance in the Merrill Lynch and Columbia Fund. At August 31, 2008, $161 remained in short-term investments and $68 remained in other assets on the condensed consolidated balance sheets.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

On September 18, 2008, one of the Company’s government agency money market funds, The Reserve U.S. Government Fund (the Fund), ceased accepting redemption requests. At the time of the redemption suspension, the Company had $317 invested in the Fund. The Company received cash redemptions from the Fund of $132 and $185 in the first and second quarters of 2009, respectively. As of February 15, 2009, the entire fund principal had been redeemed, with no loss of principal.

NOTE (3)—FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, as amended by FSP 157-1, FSP 157-2, and FSP 157-3 (collectively referred to as SFAS 157), on September 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial nonrecurring assets and liabilities included on the Company’s condensed consolidated balance sheets include items, such as goodwill and long lived assets, that are measured at fair value to test for and measure an impairment charge, when necessary.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

The following valuation techniques are used to measure fair value:

Level 1 primarily consists of financial instruments, such as money market mutual funds, whose value is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market, exchange-traded instruments and listed equities.

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

Level 2 includes assets and liabilities with observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities primarily include U.S. Government and agency securities, investments in corporate notes and bonds, asset and mortgage-backed securities, the cash surrender value of life insurance policies covering employees, and forward foreign exchange contracts. Valuation methodologies are based on “consensus pricing,” using market prices from a variety of industry-standard data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data, for which the Company typically receives independent external valuation information.

Level 3 is comprised of unobservable inputs that are supported by little, infrequent, or no market activity. Limited amounts of the Company’s investments in asset and mortgage-backed securities and corporate notes and bonds are classified as Level 3. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At February 15, 2009, these investment securities were measured at fair value primarily using information provided by the portfolio managers that considered quoted market prices where available, quoted prices of comparable securities, as well as estimates of fair value based on assumptions regarding credit quality, liquidity and expected future cash flows for interest and principal payments based on expected maturities and the timing of future payments.

Valuation techniques utilized, during the reporting period, in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were not changed from previous practice.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of February 15, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$1,578	$—	$—
Investment in U.S. government and agency securities	—	382	—
Investment in corporate notes and bonds	—	72	5
Investment in asset and mortgage-backed securities	—	66	15
Cash surrender value of life insurance policies	—	61	—
Forward foreign exchange contracts (1)	—	6	—

Total	$1,578	$587	$20

(1)	See Note 1 for additional information on derivative instruments.

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the second quarter and first half of 2009:

	12 Weeks ended February 15, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$5	$15	$20
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	—
Included in other income (expense)	—	(1)	(1)
Change in accrued interest included in other income (expense)	—	—	—
Purchases, issuances, and (settlements)	—	—	—
Transfers in (out)	—	1	1

Balance, end of period	$5	$15	$20

Change in unrealized gains (losses) included in other income (expense) related to assets held as of February 15, 2009	$—	(1)	(1)

	24 Weeks ended February 15, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	(1)	—	(1)
Included in other income (expense)	(4)	(3)	(7)
Change in accrued interest included in other income (expense)	—	—	—
Purchases, issuances, and (settlements)	(7)	—	(7)
Transfers in (out)	5	12	17

Balance, end of period	$5	$15	$20

Change in unrealized gains (losses) included in other income (expense) related to assets held as of February 15, 2009	$(4)	(3)	(7)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2, the Company holds enhanced money fund investments that are liquidating. These holdings are classified as held-to-maturity investments and are therefore not adjusted to market value at the end of each reporting period. Fair value would only be determined on a nonrecurring basis when these investments are deemed to be other-than-temporarily impaired. The Company has not recorded any other-than-temporary impairment losses on these investments during the reporting period.

NOTE (4)—LONG-TERM DEBT

During the second quarter of 2009, $3 in face amount of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 70,000 shares of

NOTE (4)—LONG-TERM DEBT (Continued)

common stock; and during the first half of 2009, $3.3 in face amount of Zero Coupon Notes was converted by note holders into 77,000 shares of common stock. During the second quarter and first half of 2008, a nominal amount of face value of Zero Coupon Notes was converted by note holders into 3,000 and 6,000 shares of common stock, respectively.

These amounts differ from those in the supplemental disclosure of non-cash items in the condensed consolidated statements of cash flows due to the related discount and issuance costs.

NOTE (5)—STOCKHOLDERS’ EQUITY

Dividends

The Company’s current quarterly cash dividend rate is $0.16 per share. On January 28, 2009, the Board of Directors declared a quarterly cash dividend of $0.16 per share to shareholders of record on February 13, 2009. The dividend was paid on February 27, 2009.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

The Company’s stock repurchase activity during the second quarter and first half of 2009 and 2008 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Expenditure
Second quarter of 2009	—	$—	$—
First half of 2009	845	$65.32	$55

Second quarter of 2008	1,973	$65.51	$129
First half of 2008	6,362	$62.93	$400

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was approximately $2,004 at February 15, 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive (loss) income reported on the Company’s condensed consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

NOTE (5)—STOCKHOLDERS’ EQUITY (Continued)

The following table shows the components of comprehensive income (loss), net of related tax effects:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Unrealized gain on short-term investments	$3	$4	$—	$8
Tax provision	(1)	(2)	—	(3)

Unrealized gain on short-term investments, net of tax	2	2	—	5
Foreign currency translation adjustment and other	20	(50)	(504)	53
Tax benefit on translation gain in relation to earnings subject to repatriation	—	—	—	1

Comprehensive income (loss) adjustments, net	22	(48)	(504)	59
Net income	239	328	502	590

Total comprehensive income (loss)	$261	$280	$(2)	$649

NOTE (6)—STOCK-BASED COMPENSATION PLANS

The Company grants restricted stock units (RSUs) under the Fourth Restated 2002 Stock Incentive Plan (Fourth Restated 2002 Plan). Each share issued in respect of stock bonuses or stock units will be counted as 1.75 shares toward the limit of shares made available under the Fourth Restated 2002 Plan. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Under the Fourth Restated 2002 Plan, which was amended in July 2008 by the Board of Directors, prospective grants of RSUs will be subject, upon certain terminations of employment, to quarterly, as opposed to daily vesting. Additionally, employees who attain certain years of service with the Company will receive shares under the accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. These changes were effective for the grant of RSUs that occurred in the first quarter of fiscal 2009.

Compensation expense for all stock-based awards granted subsequent to fiscal 2002 is recognized using the straight-line method. SFAS No. 123R, “Share-Based Payment (as amended)” (SFAS 123R) requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures) and requires that the cumulative compensation expense recognized equals the number of stock-based awards vested at the end of each reporting period. While options and RSUs generally vest over five years, with an equal amount vested on each anniversary of the grant date, all grants allow for daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. Additionally, the historical experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards expected to vest. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally is infrequent.

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first half of 2009:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 31, 2008	21,394	$40.04
Granted	—	—
Exercised	(1,312)	38.33
Forfeited or expired	(78)	38.80

Outstanding at February 15, 2009 (2)	20,004	$40.15	4.44	$69

Exercisable at February 15, 2009	14,813	$39.38	3.93	$62

(1)	The difference between the exercise price and market value at February 15, 2009.

(2)	Stock options generally vest over five years and have a ten-year term.

The tax benefits realized and intrinsic value related to total stock options exercised during the first half of 2009 and 2008 are provided in the following table:

	24 Weeks Ended
	February 15, 2009	February 17, 2008
Actual tax benefit realized for stock options exercised	$6	$29
Intrinsic value of stock options exercised (1)	$16	$91

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

U.S. Attorney’s Office Investigation on Certain Stock Options

As previously disclosed, in 2006, a special committee of independent directors was formed to determine whether the stated grant dates of options were supported by the Company’s books and records. In March 2007, the Company was informed by the U.S. Attorney’s Office in the Western District of Washington that the office was conducting an investigation of the Company’s past stock option granting practices to determine whether there had been any violations of federal law. As part of this investigation, the U.S. Attorney’s Office served a grand jury subpoena on the Company, seeking documents and information relating to its historic stock option grants. On February 12, 2009, the U.S. Attorney’s Office publicly announced that it had closed its investigation. See Note 8, Commitments and Contingencies, for additional information.

Employee Tax Consequences on Certain Stock Options

The Company is examining alternatives to mitigate the potential adverse tax consequences associated with effected unexercised options held by Canadian employees that were the subject of an accounting adjustment in 2006. The related liability as of February 15, 2009 and August 31, 2008 was $2 and $9, respectively.

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively; however, the Company provides for accelerated vesting for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. The fair value of RSUs, for financial statement purposes, is the market value of the common stock on the date of grant less the present value of the expected dividends forgone during the vesting period. At February 15, 2009, 5,234,000 RSUs were available to be granted to eligible employees and directors under the Fourth Restated 2002 Plan.

The following awards were outstanding at the end of the first half of 2009:

•	8,302,500 shares of time-based RSUs, in which the restrictions lapse upon the achievement of continued employment over a specified period of time;

•

699,500 performance RSUs, of which 305,000 were approved in the first quarter of fiscal 2009 and will formally be granted to certain executive officers of the Company upon the achievement of specified performance targets for fiscal 2009. Once formally granted, restrictions lapse upon achievement of continued employment over a specified period of time.

The following table summarizes RSU transactions during the first half of 2009:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Unvested at August 31, 2008	6,705	$56.97
Granted	3,691	50.85
Vested	(1,340)	56.63
Forfeited	(54)	55.49

Unvested at February 15, 2009	9,002	$54.52

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Restricted stock units	$31	$25	$62	$45
Stock options	14	17	27	35

Total stock-based compensation expense before income taxes	45	42	89	80
Income tax benefit	(15)	(14)	(30)	(26)

Total stock-based compensation expense, net of income tax	$30	$28	$59	$54

The remaining unrecognized compensation cost related to non-vested RSUs at February 15, 2009, was $419, and the weighed-average period of time over which this cost will be recognized is 3.8 years. The remaining unrecognized compensation cost related to unvested stock options at February 15, 2009, was $43, and the weighted-average period of time over which this cost will be recognized is 1.1 years.

NOTE (7)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following data show the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Net income available to common stockholders used in basic and diluted net income per share	$239	$328	$502	$590
Weighted average number of common shares used in basic net income per share (000’s)	433,476	434,779	432,963	434,934
Stock options and restricted stock units (000’s)	4,763	8,616	5,649	8,681
Conversion of convertible notes (000’s)	1,449	1,530	1,483	1,533

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share (000’s)	439,688	444,925	440,095	445,148

Anti-dilutive stock options and RSUs (000’s)	10,173	—	4,656	—

NOTE (8)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was finalized by the court on May 13, 2008. The Company is seeking appellate review of that decision. The parties in Randall have agreed in principle on a partial settlement of the action, requiring a payment of up to $16 by the Company, which was reserved for in 2008. The Court granted preliminary approval of the settlement on March 6, 2009. The Williams action remains stayed.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime. The complaint alleges misclassification of certain California managers. On March 6, 2008, Costco filed a motion to dismiss. On May 15, 2008, the Court partially granted the motion, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

An overtime compensation case certified as a class action on behalf of present and former hourly employees in California, in which plaintiffs principally allege that Costco’s semi-annual bonus formula is improper with regard to retroactive overtime pay. Anthony Marin v. Costco Wholesale Corp., Superior Court for the County of Alameda, Case No. RG-04150447. A $5.3 judgment in favor of the class was reversed by the court of appeals on December 23, 2008. Plaintiff is seeking review by the California Supreme Court.

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company has filed a motion to dismiss the complaint. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an “Unpaid Wage Class” and a “Wage Statement Class.” The “Unpaid Wage Class” alleges that Costco improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” alleges that Costco’s final paychecks do not contain the accurate and itemized information required for wage statements by applicable law. On May 29, 2008, the Court granted in part Costco’s motion to dismiss, dismissing with prejudice the wage-itemization claims. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

Claims in these six actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On May 11, 2007, the United States Court of Appeals for the Ninth Circuit granted a petition to hear the Company’s appeal of the certification. The appeal was argued on April 14, 2008. Proceedings in the district court have been stayed during the appeal.

Class actions stated to have been brought on behalf of certain present and former Costco members:

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

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company has been named as a defendant in a purported class action relating to sales of farm-raised salmon. Farm Raised Salmon Coordinated Proceedings, Los Angeles Superior Court Case No. JCCP No. 4329. The action alleges that the Company violated California law requiring farm-raised salmon to be labeled as “color added.” The complaint asserts violations of the California Unfair Competition Law, the California Consumer Legal Remedies Act, and the California False Advertising Law, and negligent misrepresentation, and seeks restoration of money acquired by means of unfair competition or false advertising and compensatory damages in unspecified amounts, injunctive relief remedying the allegedly improper disclosures, and costs and attorneys’ fees. A California Superior Court ruling dismissing the action on the ground that federal law does not permit claims for mislabeling of farm-raised salmon to be asserted by private parties was reversed by the California Supreme Court. The Company has not yet responded to the complaint.

Two shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleges, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserts claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

for certain stock options and proceeds derived from the exercise of such options. The court granted the defendants’ motion to stay the lawsuit, until at least June 1, 2009, pending a decision by the Washington Supreme Court in a separate proceeding. On March 9, 2009, the Company moved to dismiss the action following the plaintiff’s disclosure that she has ceased to own Costco common stock, a requirement for her to pursue a derivative action.

The other action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (W.D. Wash.), was filed on or about September 29, 2008, and names as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleges that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserts claims under both state law and the federal securities laws and seeks relief comparable to that sought in the state court action described above. Plaintiff further alleges that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleges, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it is further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleges that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The defendants have yet to file any response to the Pirelli action. The action has been stayed until at least June 1, 2009, pending a decision by the Washington Supreme Court in a separate proceeding.

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

On March 15, 2007, the Company was informed by the U.S. Attorney’s Office in the Western District of Washington that the office was conducting an investigation of the Company’s past stock option granting practices to determine whether there had been any violations of federal law. As part of this investigation, the U.S. Attorney’s Office served a grand jury subpoena on the Company seeking documents and information relating to its stock option grants. On February 12, 2009, that office announced that it had closed its investigation. In closing the investigation, the U.S. Attorney stated that it had “considered that executives who benefitted from the backdated stock options voluntarily reimbursed the company, declined bonuses, and chose to give up certain stock option benefits, and that the company has committed to implement an enhanced ethics and compliance program.” He further stated: “The two year investigation determined that between 1996 and 2003, Costco issued stock options to employees of the company, including certain executive officers. Some of the stock options were made effective as of a date on which Costco’s stock price was lower than the price on the date when the options were actually granted. As a result, Costco failed to properly account for the stock options on its books and records, including on financial statements filed with the Securities and Exchange Commission (SEC). The filings

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

failed to recognize the full expense to Costco associated with the issuance of these stock options. In 2006, Costco self-reported the violation to the SEC and recorded an accounting charge for these options.” The Company has committed to certain enhancements of its compliance and ethics programs.

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company is evaluating these allegations. An Information Request, dated January 14, 2008, has also been received concerning a warehouse in New Hampshire. Substantial penalties may be levied for violations of the Clean Air Act. In April 2008 the Company received an information request from the South Coast Air Quality Management District concerning certain locations in Southern California. The Company has responded to that request. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

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

NOTE (9)—SEGMENT REPORTING

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, and the United Kingdom and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are based on management responsibility. The investment in the Mexico joint-venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations(a)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 15, 2009
Total revenue	$13,491	$2,155	$1,197	$16,843
Operating income	302	52	44	398
Depreciation and amortization	131	19	11	161
Capital expenditures, net	225	39	32	296
Twelve Weeks Ended February 17, 2008
Total revenue	$13,324	$2,442	$1,193	$16,959
Operating income	378	88	38	504
Depreciation and amortization	113	21	12	146
Capital expenditures, net	262	51	29	342
Twenty-Four Weeks Ended February 15, 2009
Total revenue	$26,427	$4,450	$2,361	$33,238
Operating income	582	161	77	820
Depreciation and amortization	256	38	22	316
Capital expenditures, net	489	89	93	671
Property and equipment, net	8,228	1,220	906	10,354
Total assets	16,761	2,202	1,774	20,737
Net assets	7,025	1,181	915	9,121
Twenty-Four Weeks Ended February 17, 2008
Total revenue	$25,634	$4,848	$2,287	$32,769
Operating income	650	180	69	899
Depreciation and amortization	223	41	23	287
Capital expenditures, net	591	128	60	779
Property and equipment, net	7,704	1,379	965	10,048
Total assets	16,287	2,519	1,863	20,669
Net assets	6,652	1,246	1,048	8,946
Year Ended August 31, 2008
Total revenue	$56,903	$10,528	$5,052	$72,483
Operating income	1,393	420	156	1,969
Depreciation and amortization	511	92	50	653
Capital expenditures, net	1,190	246	163	1,599
Property and equipment, net	8,016	1,371	968	10,355
Total assets	16,345	2,477	1,860	20,682
Net assets	6,882	1,292	1,018	9,192

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2008, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(a)	Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

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

Key items for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 included:

•

Net sales decreased 0.8% over the prior year to $16,488, attributable to a 3% decrease in comparable sales (sales in warehouses open for at least one year, including relocated warehouses), offset by the opening of 18 new warehouses (25 opened and 7 closed due to relocations) since the end of the second quarter of fiscal year 2008. Net sales were significantly impacted by the negative change, quarter over quarter, in the price of gasoline and by certain foreign currency exchange rates;

•

Membership fees increased 3.7% to $355, primarily due to new membership sign-ups at warehouses opened since the end of the second quarter of fiscal 2008 and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 31 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 39 basis points;

•	Net income decreased to $239 from $328; and

•	Net income per diluted share decreased to $0.55 from $0.74.

In addition, the Board of Directors declared a quarterly cash dividend in the amount of $0.16 per share.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Results of Operations (dollars in millions, except earnings per share and warehouse number data)

Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2009 and 2008 relate to the 12-week fiscal quarters ended February 15, 2009 and February 17, 2008, respectively. References to the first half of 2009 and 2008 relate to the 24-weeks ended February 15, 2009 and February 17, 2008, respectively.

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Net sales	$16,488	$16,616	$32,524	$32,088

Increase (decrease) in comparable warehouse sales	(3)%	7%	(1)%	7%

Net sales decreased 0.8% during the second quarter of 2009 compared to the second quarter of 2008. The $128 decrease in net sales is comprised of $467 from the decrease in comparable warehouse sales, offset by a $339 increase from sales at 18 new warehouses opened (25 opened and 7 closed due to relocations) since the end of the second quarter of 2008.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net sales by approximately $704, or 425 basis points. In addition, net sales were negatively impacted by gasoline price deflation of approximately $571, or 344 basis points, which resulted from a 41% decline in the average sales price per gallon quarter-over-quarter.

Weakening foreign currencies negatively impacted comparable sales by approximately $689, or 415 basis points. Gasoline price deflation negatively impacted comparable warehouse sales growth by approximately $558, or 336 basis points. Comparable sales were positively impacted by an increase in shopping frequency, the effect of which was partially offset by a small decline in the average amount spent (after adjustment for gasoline price deflation and measured in local currency).

For the first half of 2009, net sales increased 1.4% compared to the first half of 2008. The $436 increase in net sales is comprised of a $737 increase from sales at 18 new warehouses opened (25 opened and 7 closed due to relocations) since the end of the second quarter of 2008, partially offset by a $301 decrease in comparable warehouse sales.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net sales by approximately $1,220, or 380 basis points. In addition, net sales were negatively impacted by gasoline price deflation of approximately $521, or 162 basis points, related primarily to a 19% decline in the average sales price per gallon of gasoline year-over-year.

Weakening foreign currencies negatively impacted comparable sales by approximately $1,178, or 370 basis points. Gasoline price deflation negatively impacted comparable warehouse sales growth by approximately $508, or 158 basis points. Comparable sales were positively impacted by an increase in shopping frequency, the effect of which was partially offset by a small decline in the average amount spent (after adjustment for gasoline price deflation and measured in local currency).

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Net sales in the second quarter and first half of 2009, particularly in hardlines and softlines, were negatively impacted by general economic conditions, and we believe that those conditions will continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Membership fees	$355	$343	$714	$681
Membership fees as a percent of net sales	2.16%	2.06%	2.20%	2.12%
Total cardholders (000’s)	54,500	51,800	54,500	51,800

Membership fees increased 3.7% in the second quarter of 2009 compared to the second quarter of 2008 and 4.9% in the first half of 2009 compared to the first half of 2008. These increases were primarily due to the additional membership sign-ups at the 25 new warehouses opened since the second quarter of 2008 and increased penetration of our higher-fee Executive Membership program. Our member renewal rate, currently at 87.5%, is consistent with recent years.

Effective for renewals occurring on and after March 1, 2009, we changed an element of our membership renewal policy. Memberships renewed within two months after expiration of the current membership year are extended for twelve months from the expiration date. (Under the previous policy renewals within six months of expiration were extended for twelve months from expiration date.) Memberships renewed more than two months after such expiration are extended for twelve months from the renewal date. Although this change will have the effect of deferring recognition of certain membership fees paid by late-renewing members, the effect is not expected to be material.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Gross margin	$1,717	$1,783	$3,477	$3,431
Gross margin as a percent of net sales	10.42%	10.73%	10.69%	10.69%

Gross margin, as a percent of net sales, decreased 31 basis points compared to the second quarter of 2008. This decrease was primarily related to a decrease of 19 basis points in our warehouse ancillary businesses, primarily in our gasoline business, and a net seven basis point decrease in our core merchandise categories, particularly softlines. This seven basis point decrease in our core merchandise categories was favorably impacted due to our lower margin gas business having a lower sales penetration quarter over quarter. The core merchandise categories gross margin, as a percent of their own sales, were lower quarter over quarter by 57 basis points. This decrease is largely attributable to price reductions designed to drive sales on certain items and higher seasonal markdowns. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by nine basis points. These items were offset by a favorable LIFO adjustment of four basis points.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Gross margin, as a percent of net sales, was flat compared to the first half of 2008. Our ancillary businesses experienced a 13 basis point increase, primarily in our gasoline business; and we recorded a favorable LIFO adjustment of three basis points. These increases were offset by a net ten basis point decrease in our core merchandise categories, particularly related to lower sales penetration of hardlines and softlines, offset by an increase in food and sundries. In addition, increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by six basis points.

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Selling, general and administrative (SG&A) expenses	$1,666	$1,615	$3,343	$3,185
SG&A expenses as a percent of net sales	10.11%	9.72%	10.28%	9.93%

SG&A expenses, as a percent of net sales, increased 39 basis points compared to the second quarter of 2008. Warehouse operating and central administrative costs negatively impacted SG&A expense comparisons, as a percent of net sales, by approximately 38 basis points, resulting primarily from lower sales levels and increased employee benefit costs. Slightly higher stock-based compensation expense negatively impacted SG&A expense comparisons, as a percent of net sales, by one basis point.

SG&A expenses, as a percent of net sales, increased 35 basis points compared to the first half of 2008. Warehouse operating and central administrative costs negatively impacted SG&A expense comparisons, as a percent of net sales, by approximately 29 basis points, the largest single factor being increased employee benefit costs. SG&A expenses also included a $29 charge for a mark-to-market write-down of the cash surrender value of employee life insurance contracts in the first half of 2009, which negatively impacted SG&A expenses as a percent of net sales by seven basis points.

SG&A expenses, as a percent of net sales, for both the second quarter and first half of 2009, were significantly adversely impacted by the negative change in the price of gasoline and certain foreign currency exchange rates.

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Preopening expenses	$7	$10	$20	$31

Warehouse openings	—	7	8	17
Relocations	—	—	(1)	(4)

Warehouse openings, net of relocations	—	7	7	13

Preopening expenses include costs incurred for startup operations related to new warehouses, warehouse remodel projects and the expansion of ancillary operations at existing warehouses. Preopening expenses per warehouse opening can vary due to the timing of the opening relative to our

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

fiscal quarter end, whether the warehouse is owned or leased, whether the opening is in an existing, new or international market, and the number and magnitude of warehouse remodel projects.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Warehouse closing expenses	$1	$—	$6	$3
Impairment of long-lived assets	—	—	2	—
Net (gains)/losses on sale of real property	—	(3)	—	(6)

Provision for impaired assets & closing costs, net	$1	$(3)	$8	$(3)

This provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and losses or gains resulting from the sale of real property, largely comprised of former warehouse locations.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Interest expense	$25	$23	$50	$46

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007. The increase in interest expense for the second quarter and first half of 2009 over the previous year is primarily due to a decrease in capitalized interest related to our new warehouse and remodel construction activity.

Interest Income and Other

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Interest income	$8	$26	$14	$52
Earnings of affiliates	7	14	14	21
Minority interest and other	(7)	1	(2)	1

Interest income and other	$8	$41	$26	$74

The decrease in interest income in the second quarter of 2009 compared to second quarter of 2008 is largely due to lower interest rates on our cash and cash equivalents and short-term investment balances and a change in policy to invest primarily in U. S. government and agency securities. In addition, we recognized $1 and $3 of other-than-temporary impairment losses on certain securities within our investment portfolio in the second quarter of 2009 and 2008, respectively. See further discussion in Liquidity and Capital Resources. The decrease in earnings of affiliates is due to a decrease in earnings

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings were lower quarter over quarter due to the peso weakening against the U.S. dollar. The decrease in minority interest and other is primarily due to a negative $5 compared to a favorable $2 mark-to-market adjustment in the second quarter of 2009 and 2008, respectively, related to our forward foreign exchange contracts, which are used primarily to hedge the impact of fluctuations of foreign exchange on merchandise inventory purchases. See the Derivatives section for more information.

The decrease in interest income in the first half of 2009 compared to first half of 2008 is largely due to lower interest rates on our cash and cash equivalents and short-term investment balances. In addition, we recognized $7 and $3 of other-than-temporary impairment losses on certain securities within our investment portfolio in the first half of 2009 and 2008, respectively. See further discussion in Liquidity and Capital Resources. The decrease in earnings of affiliates is due to a decrease in earnings from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings were lower in the first half of 2009 due to the peso weakening against the U.S. dollar.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Provision for income taxes	$142	$194	$294	$337
Effective tax rate	37.2%	37.1%	36.9%	36.3%

Net Income

	12 Weeks Ended		24 Weeks Ended
	February 15, 2009	February 17, 2008	February 15, 2009	February 17, 2008
Net income	$239	$328	$502	$590
Diluted net income (per share)	$0.55	$0.74	$1.14	$1.33
Shares used to calculate diluted net income per common share (000’s)	439,688	444,925	440,095	445,148

Net income for the second quarter of 2009 decreased to $239, or $0.55 per diluted share, from $328, or $0.74 per diluted share, during the second quarter of 2008, representing a 26% decrease in diluted net income per share. Net income for the first half 2009 decreased to $502, or $1.14 per diluted share, from $590, or $1.33 per diluted share, during the first half of 2008, representing a 14% decrease in diluted net income per share.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Liquidity and Capital Resources (dollars in thousands, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	February 15, 2009	August 31, 2008
Cash and cash equivalents	$2,705	$2,619
Short-term investments	577	656

Total	$3,282	$3,275

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3,282 and $3,275 at February 15, 2009 and August 31, 2008, respectively. Of these balances, approximately $735 and $788 at February 15, 2009 and August 31, 2008, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the quarter-end close. Fluctuations in foreign currency had a material negative impact on our reported cash flows after amounts from our foreign subsidiaries were translated into U.S. dollars.

Net cash provided by operating activities totaled $822 in the first half of 2009, compared to $853 in the first half of 2008. This net decrease of $31 was primarily attributable to an increase in the funding of our prepaid health insurance, which is reflected in the change in operating assets and liabilities.

Net cash used in investing activities totaled $559 in the first half of 2009 compared to $1,198 in the first half of 2008, a decrease of $639. The decrease in net cash used in investing activities relates primarily to a $108 decrease in cash used for the purchase of property and equipment and a $151 increase in cash provided by the net investment in short-term investments. In addition, as discussed below, $371 formerly classified as cash and cash equivalents was reclassified to short-term investments and other assets in the first half of 2008.

In December 2007, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assess the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the second quarter of 2009 and 2008, we recognized $1 and $3, respectively, of other-than-temporary impairment losses related to these securities. During the first half of 2009 and 2008, we recognized $7 and $3, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying condensed consolidated statements of income. At February 15, 2009 and August 31, 2008, the balance of the Columbia fund was $65 and $104, respectively, on the condensed consolidated balance sheets.

Additionally, in December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests. During the second quarter of 2009, BlackRock was liquidated and we received the remaining $21 balance of our investment. Merrill Lynch is still in the process of being liquidated with periodic distributions, and the expectation is that the fund will be substantially liquidated by 2010. To date, Merrill Lynch has maintained a $1.00 per unit net asset value. As of

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

February 15, 2009 and August 31, 2008, the balance of the Merrill Lynch fund was $26 and $43, respectively, on the condensed consolidated balance sheets. As of August 31, 2008, the balance of the BlackRock fund was $82 on the condensed consolidated balance sheet.

During fiscal 2008, we reclassified a portion of these three funds from cash and cash equivalents. At February 15, 2009, $63 remained in short-term investments and $28 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. These amounts represent the remaining investment balance in the Merrill Lynch and Columbia Fund. At August 31, 2008, $161 remained in short-term investments and $68 remained in other assets on the condensed consolidated balance sheets.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

On September 18, 2008, one of our government agency money market funds, The Reserve U.S. Government Fund (the Fund), ceased accepting redemption requests. At the time of the redemption suspension, we had $317 invested in the Fund. We received cash redemptions from the Fund of $132 and $185 in the first and second quarters of 2009, respectively. As of February 15, 2009, the entire fund principal had been redeemed, with no loss of principal.

Net cash used in financing activities totaled $123 in the first half of 2009 compared to $184 in the first half of 2008, a decrease of $61. The most significant changes in cash used in financing activities were a decrease of $340 in the repurchase of common stock, which was partially offset by a $122 change in bank checks outstanding and a $72 decrease in proceeds from the issuance of long-term debt.

The effect of exchange rate changes on cash, reflected in the condensed consolidated statement of cash flows, decreased cash by $54 in the first half of 2009 compared to an increase of $16 in the first half of 2008, a decrease of $70. This decrease is due to the significant weakening of the Canadian, Korean, and the United Kingdom currencies as compared to the U.S. dollar, during the first half of 2009.

Dividends

Our current quarterly cash dividend rate is $0.16 per share, or $0.64 per share on an annualized basis. On January 28, 2009, our Board of Directors declared a quarterly cash dividend of $0.16 per share for shareholders of record on February 13, 2009. The dividend was paid on February 27, 2009.

Expansion Plans

Our primary requirement for capital is the financing of land, building and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,400 to $1,500 during fiscal 2009 for real estate, construction, remodeling and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the second quarter of fiscal 2009, we have spent approximately $671.

We opened no new warehouses in the second quarter of 2009. Expansion plans during the remainder of fiscal 2009 are to open approximately 13 to 14 additional new warehouses. In addition, Costco Mexico, our 50% owned joint-venture, plans to open an additional warehouse during the remainder of fiscal 2009. We expect to continue our review of expansion plans in our international operations, including the United Kingdom and Asia, along with other international markets.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in millions, in U.S. dollars)

			Credit Line Usage at February 15, 2009
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short-Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$29	$29	$—	$—	$—	N/A

U.S.	Uncommitted Commercial Letter of Credit	N/A	100	—	10	—	90	N/A

Australia (1)	Guarantee Line	N/A	7	—	—	—	7	N/A

Canada (1, 4)	Multi- Purpose Line	April-09	121	17	—	85	19	1.05%

Japan (1)	Revolving Credit	February-10	38	—	—	11	27	0.77%

Japan (1)	Bank Guaranty	March-10	11	11	—	—	—	N/A

Japan (1)	Revolving Credit	February-10	38	—	—	12	26	0.83%

Japan (3)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A

Korea (1, 5)	Multi- Purpose Line	March-09	8	1	—	—	7	3.38%

Taiwan	Multi- Purpose Line	January-10	15	5	—	—	10	2.88%

Taiwan	Multi- Purpose Line	July-09	15	2	—	—	13	4.19%

United Kingdom	Revolving Credit	February-10	58	—	—	26	32	1.47%

United Kingdom	Uncommitted Money Market Line	May-09	29	—	—	—	29	1.87%

United Kingdom	Overdraft Line	May-09	43	—	—	—	43	2.00%

United Kingdom (2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A

United Kingdom	Commercial Letter of Credit	N/A	3	—	—	—	3	N/A

	TOTAL		$519	$68	$10	$134	$307

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	The letter of guarantee is fully cash-collateralized by the United Kingdom subsidiary.
(3)	The commercial letter of credit facility is fully cash collateralized by the Japan subsidiary.
(4)	The Company intends to renew this credit facility upon expiration.
(5)	The Company intends to renew this credit facility upon expiration, with similar terms.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

We have letter of credit facilities (for commercial and standby letters of credit) totaling $170. The outstanding commitments under these facilities at February 15, 2009 totaled $78, including $68 in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

Financing Activities

During the second quarter of 2009, $3 in face amount of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 70,000 shares of common stock; and during the first half of 2009, $3.3 in face amount of Zero Coupon Notes was converted by note holders into 77,000 shares of common stock. During the second quarter and first half of 2008, a nominal amount of face value of Zero Coupon Notes was converted by note holders into 3,000 and 6,000 shares of common stock, respectively.

Derivatives

Effective November 24, 2008, we adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161). We follow SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business, which we manage through the use of forward foreign exchange contracts. Forward foreign exchange contracts (instruments) are used to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. Currently, these instruments do not qualify for derivative hedge accounting. We use these instruments to mitigate risk and do not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into primarily to hedge U.S. dollar merchandise inventory expenditures. These contracts do not contain any credit-risk-related contingent features.

We seek to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which we have established banking relationships. In addition, the contracts are limited to a time period of less than one year. See Note 1, Derivatives, and Note 3, Fair Value Measurement, for additional information related to these contracts.

We are exposed to risks due to fluctuations in energy prices, particularly electricity, which we partially mitigate through the use of fixed-price contracts with counterparties for approximately 21% of our warehouses, as well as other facilities in the U.S. and Canada. We have also entered into variable-priced derivative contracts for some purchases of natural gas and fuel for our gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Stock Repurchase Programs

There was no stock repurchase activity in the second quarter of 2009. In the second quarter of 2008, we repurchased 1,973,000 shares of our common stock, at an average price of $65.51, totaling approximately $129. In the first half of 2009 and 2008, we repurchased 845,000 and 6,362,000 shares, at an average price of $65.32 and $62.93, for a total amount of $55 and $400, respectively. The remaining amount available for stock repurchases under the approved plans was approximately $2,004

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

at February 15, 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, as amended for the fiscal year ended August 31, 2008. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP FAS 157-2 did not have a material impact on our financial position or results of operations and is summarized in Note 3, Fair Value Measurements, of this Form 10-Q. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are “participating securities” and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.” This FSP must be adopted for reporting periods beginning after December 15, 2008. Our unvested RSUs are not eligible to receive dividends; therefore, EITF 03-06-1 will not have any impact on our consolidated financial statements.

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

We are in the process of evaluating the impact that adoption of SFAS Nos. 160 and 141R will have on our future consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, as amended for the fiscal year ended August 31, 2008.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

There was no common stock repurchase program activity for the second quarter of 2009.

Our stock repurchase program is conducted under authorizations made by our Board of Directors: $300 and $1,000 were authorized in September 2007 and November 2007, respectively, both of which expire in 2010, and $1,000 authorized in July 2008 and expiring in July 2011.

The maximum remaining dollar value of shares that may yet be purchased under the programs is $2,004.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on January 28, 2009, at which the shareholders voted on the following proposals:

(1)	Election of five Class I directors to hold office until the 2011 Annual Meeting of Shareholders and until their successors are elected and qualified.

Name of Candidate	For		Withheld
James D. Sinegal	367,983,441	97.89%	7,925,915	2.11%
Jeffrey H. Brotman	367,701,574	97.82%	8,207,782	2.18%
Richard A. Galanti	362,227,610	96.36%	13,681,745	3.64%
Daniel J. Evans	371,694,682	98.88%	4,214,674	1.12%
Jeffrey S. Raikes	372,312,183	99.04%	3,597,172	0.96%

There were no abstentions and no broker non-votes.

(2)	Ratification of the selection of KPMG LLP as the Company’s independent auditors.

For		Against		Abstained
372,137,551	98.99%	3,381,098	0.90%	400,707	0.11%

There were no broker non-votes.

Item 5—Other	Information

None.

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Bylaws of the Registrant. Incorporated by reference to Form 10-K dated November 17, 2000

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: March 18, 2009	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: March 18, 2009	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer