Form 10-Q
period 2009-05-10
COSTCO WHOLESALE CORP /NEW
filed 2009-06-12
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 10, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐    NO  ☒

The number of shares outstanding of the issuer’s common stock as of May 29, 2009 was 434,879,978

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	May 10, 2009	August 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,083	$2,619
Short-term investments	585	656
Receivables, net	747	748
Merchandise inventories	5,277	5,039
Deferred income taxes and other current assets	395	400

Total current assets	10,087	9,462

PROPERTY AND EQUIPMENT
Land	3,241	3,217
Buildings, leasehold and land improvements	8,014	7,749
Equipment and fixtures	3,238	3,057
Construction in progress	307	306

	14,800	14,329
Less accumulated depreciation and amortization	(4,302)	(3,974)

Net property and equipment	10,498	10,355

OTHER ASSETS	719	865

TOTAL ASSETS	$21,304	$20,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$16	$134
Accounts payable	5,370	5,225
Accrued salaries and benefits	1,275	1,321
Accrued sales and other taxes	332	283
Deferred membership fees	842	748
Current portion of long-term debt	76	6
Other current liabilities	1,348	1,157

Total current liabilities	9,259	8,874
LONG-TERM DEBT, excluding current portion	2,145	2,206
DEFERRED INCOME TAXES AND OTHER LIABILITIES	336	328

Total liabilities	11,740	11,408

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	91	82
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 434,868,000 and 432,513,000 shares issued and outstanding	2	2
Additional paid-in capital	3,722	3,543
Accumulated other comprehensive (loss) income	(57)	286
Retained earnings	5,806	5,361

Total stockholders’ equity	9,473	9,192

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,304	$20,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
REVENUE
Net sales	$15,477	$16,263	$48,001	$48,351
Membership fees	329	351	1,043	1,032

Total revenue	15,806	16,614	49,044	49,383
OPERATING EXPENSES
Merchandise costs	13,776	14,548	42,823	43,205
Selling, general and administrative	1,655	1,582	4,998	4,767
Preopening expenses	9	9	29	40
Provision for impaired assets and closing costs, net	7	9	15	6

Operating income	359	466	1,179	1,365
OTHER INCOME (EXPENSE)
Interest expense	(25)	(25)	(75)	(71)
Interest income and other	4	24	30	98

INCOME BEFORE INCOME TAXES	338	465	1,134	1,392
Provision for income taxes	128	170	422	507

NET INCOME	$210	$295	$712	$885

NET INCOME PER COMMON SHARE:
Basic	$0.48	$0.68	$1.64	$2.04

Diluted	$0.48	$0.67	$1.62	$1.99

Shares used in calculation (000’s)
Basic	434,354	433,678	433,426	434,515
Diluted	439,997	443,281	439,995	444,379
Dividends per share	$0.180	$0.160	$0.50	$0.450

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	36 Weeks Ended
	May 10, 2009	May 11, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$712	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	436
Stock-based compensation	132	116
Undistributed equity earnings in joint ventures	(22)	(29)
Net gain on sale of property, equipment, investments and other	(2)	(6)
Provision on impaired assets	9	9
Accretion of discount on long-term debt	2	2
Excess tax benefit on share based awards	(2)	(35)
Other-than-temporary impairment loss on investments	12	4
Other non-cash items, net	42	—
Change in deferred income taxes	2	(34)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	219	401
Increase in merchandise inventories	(346)	(401)
Increase in accounts payable	263	415

Net cash provided by operating activities	1,508	1,763

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $23 and $25 of non-cash capital expenditures in the first thirty-six weeks of 2009 and 2008, respectively	(897)	(1,149)
Proceeds from the sale of property and equipment	5	15
Purchases of short-term investments	(1,386)	(1,097)
Maturities of short-term investments	1,389	1,013
Sales of short-term investments	119	134
Change in certain other assets and other, net	(3)	(11)
Investments transferred from cash and cash equivalents	(5)	(371)

Net cash used in investing activities	(778)	(1,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	4	180
Repayments of short-term borrowings	(1,729)	(3,438)
Proceeds from short-term borrowings	1,624	3,446
Proceeds from issuance of long-term debt, net	—	75
Repayments of long-term debt	(4)	(39)
Cash dividend payments	(139)	(126)
Change in minority interests	9	8
Excess tax benefit on share based awards	2	35
Proceeds from exercise of stock options	77	282
Repurchases of common stock	(69)	(661)

Net cash used in financing activities	(225)	(238)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	10

Net increase in cash and cash equivalents	464	69
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,619	2,780

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,083	$2,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $6 and $11 interest capitalized in the first thirty-six weeks of 2009 and 2008, respectively)	$106	$110
Income taxes	$316	$318
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$78	$70
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$3	$—

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At May 10, 2009, Costco operated 523 warehouses in 40 states and Puerto Rico (407 locations), nine Canadian provinces (76 locations), the United Kingdom (21 locations), Korea (six locations), Taiwan (five locations) and Japan (eight locations), as well as 31 locations in Mexico, through a 50%-owned joint venture.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2009 and 2008 relate to the 12-week fiscal quarters ended May 10, 2009 and May 11, 2008, respectively. References to the first thirty-six weeks of 2009 and 2008 relate to the thirty-six weeks ended May 10, 2009 and May 11, 2008, respectively.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. During the third quarter and first thirty-six weeks of 2009, the LIFO inventory adjustment increased merchandise inventory and gross margin (net sales less merchandise costs) by $7 and $16, respectively, lowering the LIFO reserve to $16 at the end of the third quarter, as compared to $32 at the end of fiscal 2008. There was no LIFO adjustment in the third quarter or the first thirty-six weeks of 2008.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

The Company adjusts the carrying value of its life insurance contracts to the cash surrender value at the end of each reporting period. The adjustment reflects changes in the market values of the underlying investment securities and is included in selling, general and administrative expenses. The performance of the investment portfolio associated with these contracts is subject to conditions generally affecting equity and debt markets. The adjustment to cash surrender value was a benefit of $3 and $2 in the third quarter of 2009 and 2008, respectively. The adjustment to the cash surrender value was a decrement of $26 and $3 in the first thirty-six weeks of 2009 and 2008, respectively, and is reflected in other non-cash items, net, in cash flows from operations in the accompanying condensed consolidated statements of cash flows.

Derivatives

Effective November 24, 2008, the beginning of the Company’s second quarter of 2009, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161). The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. Currently, these instruments do not qualify for derivative hedge accounting. The Company uses these instruments to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company primarily to hedge U.S. dollar merchandise inventory expenditures. The aggregate notional amount of forward foreign exchange contracts was $129 and $90 at May 10, 2009 and August 31, 2008, respectively. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this effectively mitigates counterparty risk. In addition, the contracts are limited to a time period of less than one year. See Note 3, Fair Value Measurement, for information on the fair value of these contracts.

At May 10, 2009, the fair value of the Company’s derivatives, which do not qualify for hedge accounting under SFAS 133, was as follows:

	Asset	Liability
Forward foreign exchange contracts (1)	$1	$4

Total derivatives	$1	$4

(1)	The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the amount of gain or (loss) recognized in interest income and other in the accompanying condensed consolidated statements of income:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Forward foreign exchange contracts	$(8)	$—	$(6)	$3

Total	$(8)	$—	$(6)	$3

The Company is exposed to risks due to fluctuations in energy prices, particularly electricity, which it seeks to partially mitigate through the use of fixed-price contracts with counterparties for approximately 21% of its warehouses as well as other facilities in the U.S. and Canada. The Company has also entered into variable-priced derivative contracts for some purchases of natural gas and fuel for its gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the remaining excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The Company must adopt these new requirements in its fourth quarter of fiscal 2009.

In April 2009, three FASB Staff Positions (FSPs) were issued addressing fair value of financial instruments: FSP FAS 157-4 addresses determining fair values in inactive markets; FSP FAS 115-2 addresses other-than-temporary impairments for debt securities; and FSP FAS 107-1 requires interim disclosures about fair value of financial instruments. The Company will adopt these FSPs in its fourth quarter of fiscal 2009.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP 157-2. The Company will adopt FSP 157-2 on August 31, 2009, the beginning of its fiscal 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company’s financial position or results of operations and is summarized

NOTE (1)—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in Note 3, Fair Value Measurements, of this Form 10-Q. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are “participating securities” and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company’s unvested RSUs are not eligible to receive dividends; therefore, EITF 03-06-1 will not have any impact on the Company’s consolidated financial statements.

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

Except as noted above, the Company is in the process of evaluating the impact that adoption of these standards will have on its future consolidated financial statements.

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

NOTE (2)—INVESTMENTS

In December 2007, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assesses the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the third quarter of 2009 and 2008, the Company recognized $5 and $1, respectively, of other-than-temporary impairment losses related to these securities. During the first thirty-six weeks of 2009 and 2008, the Company recognized $12 and $4, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying condensed consolidated statements of income. At May 10, 2009 and August 31, 2008, the balance of the Columbia fund was $52 and $104, respectively, on the condensed consolidated balance sheets.

In December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests and commenced liquidation. During the second quarter of fiscal 2009, BlackRock was liquidated and the Company received the remaining $21 balance of its investment. As of August 31, 2008, the balance of the BlackRock fund was $82 on the condensed consolidated balance sheets. As of May 10, 2009 and August 31, 2008, the balance of the Merrill Lynch fund was $26 and $43, respectively, on the condensed consolidated balance sheets. Subsequent to the end of the third quarter of 2009, the Company received the remaining $26 balance in the Merrill Lynch fund.

During fiscal 2008, the Company reclassified a portion of these three funds from cash and cash equivalents to short-term investments and other assets. At May 10, 2009, $59 remained in short-term investments and $19 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. These amounts represented the then remaining investment balance in the Merrill Lynch and Columbia fund. At August 31, 2008, $161 remained in short-term investments and $68 remained in other assets on the condensed consolidated balance sheets.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

NOTE (3)—FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, as amended by FSP 157-1, FSP 157-2, and FSP 157-3 (collectively referred to as SFAS 157), on September 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial nonrecurring assets and liabilities included on the Company’s condensed consolidated balance sheets include items, such as goodwill and long lived assets, that are measured at fair value to test for and measure an impairment charge, when necessary.

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Significant unobservable inputs that are not corroborated by market data.

The following valuation techniques are used to measure fair value:

Level 1 primarily consists of financial instruments, such as money market mutual funds, whose value is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market, exchange-traded instruments and listed equities.

Level 2 includes assets and liabilities where quoted market prices are unobservable but observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, could be obtained from data providers or pricing vendors. The Company’s Level 2 assets and liabilities primarily include U.S. Government and agency securities, investments in corporate notes and bonds, asset and mortgage-backed securities, the cash surrender value of life insurance policies covering employees, and forward foreign exchange contracts. Valuation methodologies are based on “consensus pricing,” using market prices from a variety of industry-standard independent data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data, for which the Company typically receives independent external valuation information.

Level 3 is comprised of significant unobservable inputs for valuations from our independent data and pricing providers that are also supported by little, infrequent, or no market activity. Limited amounts of the Company’s investments, which comprise the majority of securities in the Columbia fund that have not yet been sold or liquidated, are invested in asset and mortgage-backed securities and corporate notes and bonds that are classified as Level 3 based upon management’s assessment of the available inputs. Management considers indicators of significant unobservable inputs such as the lengthening of maturities, later-than scheduled payments, and any securities that have defaulted, as indicators of Level 3. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable, unavailable or management concludes that even though there may be some observable inputs, an item should be classified as a Level 3 based on other indicators of significant unobservable inputs, such as situations involving limited market activity, where determination of fair value requires significant judgment or estimation. At May 10, 2009, these investment securities were measured at fair value primarily using information provided by the portfolio managers that considered quoted prices of comparable securities, but whose valuations also included significant unobservable inputs, such as estimates of fair value based on assumptions regarding credit quality, liquidity and expected future cash flows for interest and principal payments based on expected maturities and the timing of future payments.

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

During the third quarter of 2009, the Company considered continuing indicators of significant unobservable inputs, such as the lengthening of maturities, later-than-scheduled payments, and any securities that have defaulted, as Level 3 inputs for valuation. This resulted in a transfer of $37 into the Level 3 from Level 2. Transfers into and out of the Level 3 from Level 2, where applicable, are reported using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. At May 10, 2009, all of the Company’s Level 3 investments, or $49, were comprised of individual securities in the Columbia fund and represent the majority of the balance of the fund of $52 at May 10, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of May 10, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3
Assets / (liabilities):
Money market mutual funds	$1,619	$—	$—
Investment in U.S. government and agency securities	—	386	—
Investment in corporate notes and bonds	—	44	21
Investment in asset and mortgage-backed securities	—	43	28
Cash surrender value of life insurance policies	—	64	—
Forward foreign exchange contracts, in asset position (1)	—	1	—
Forward foreign exchange contracts, in liability position (1)	—	(4)	—

Total	$1,619	$534	$49

(1)	See Note 1 for additional information on derivative instruments.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the third quarter and first thirty-six weeks of 2009:

	12 Weeks ended May 10, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$5	$15	$20
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	1	2	3
Included in interest income and other	—	(4)	(4)
Change in accrued interest included in interest income and other	—	—	—
Purchases, issuances, and (settlements)	(3)	(4)	(7)
Transfers in (out)	18	19	37

Balance, end of period	$21	$28	$49

Change in unrealized gains (losses) included in interest income and other related to assets held as of May 10, 2009	$—	(4)	(4)

NOTE (3)—FAIR VALUE MEASUREMENT (Continued)

	36 Weeks ended May 10, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	2	2
Included in interest income and other	(4)	(7)	(11)
Change in accrued interest included in interest income and other	—	—	—
Purchases, issuances, and (settlements)	(10)	(4)	(14)
Transfers in (out)	23	31	54

Balance, end of period	$21	$28	$49

Change in unrealized gains (losses) included in interest income and other related to assets held as of May 10, 2009	$(4)	(7)	(11)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2, the Company holds enhanced money fund investments that are liquidating. These holdings are classified as held-to-maturity investments and are, therefore, not adjusted to market value at the end of each reporting period. Fair value would only be determined on a nonrecurring basis if these investments were deemed to be other-than-temporarily impaired. The Company has not recorded any other-than-temporary impairment losses on these investments during the reporting periods. The Company’s holdings in these enhanced money funds within BlackRock and Merrill Lynch were fully liquidated during the second quarter of 2009 and subsequent to the end of the third quarter of 2009, respectively.

NOTE (4)—LONG-TERM DEBT

During the third quarter of 2009, a nominal amount of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 5,000 shares of common stock; and during the first thirty-six weeks of 2009, $4 in face amount of Zero Coupon Notes was converted by note holders into 82,000 shares of common stock. During the third quarter and first thirty-six weeks of 2008, a nominal amount of the face value of Zero Coupon Notes was converted by note holders into 1,000 and 7,000 shares of common stock, respectively. These amounts differ from those in the supplemental disclosure of non-cash items in the condensed consolidated statements of cash flows due to the related discount and issuance costs.

NOTE (5)—STOCKHOLDERS’ EQUITY

Dividends

In the third quarter of 2009, the Company’s Board of Directors declared a quarterly cash dividend to shareholders of record as of May 15, 2009 and approved an increase from $0.16 to $0.18 per share, or $0.72 on an annualized basis. The dividend was paid on May 29, 2009.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

NOTE (5)—STOCKHOLDERS’ EQUITY (Continued)

Stock Repurchase Programs

The Company’s stock repurchase activity during the third quarter and first thirty-six weeks of 2009 and 2008 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Expenditure
Third quarter of 2009	50	$38.88	$2
First thirty-six weeks of 2009	895	$63.84	$57

Third quarter of 2008	3,750	$64.25	$241
First thirty-six weeks of 2008	10,112	$63.42	$641

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was approximately $2,002 at May 10, 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Comprehensive Income

Comprehensive income includes net income plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income (loss) reported on the Company’s condensed consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following table shows the components of comprehensive income, net of related tax effects:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Unrealized gain (loss) on short-term investments	$3	$(5)	$3	$3
Tax benefit (provision)	(1)	3	(1)	—

Unrealized gain (loss) on short-term investments, net of tax	2	(2)	2	3
Foreign currency translation adjustment	159	(34)	(345)	19
Tax benefit on translation gain in relation to earnings subject to repatriation	—	—	—	1

Other comprehensive income (loss) adjustments, net	161	(36)	(343)	23
Net income	210	295	712	885

Total comprehensive income	$371	$259	$369	$908

NOTE (6)—STOCK-BASED COMPENSATION PLANS

The Company grants restricted stock units (RSUs) under the Fourth Restated 2002 Stock Incentive Plan (Fourth Restated 2002 Plan). Each share issued in respect of stock bonuses or stock units is counted as 1.75 shares toward the limit of shares made available under the Fourth Restated 2002 Plan. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

Under the Fourth Restated 2002 Plan, which was amended in July 2008 by the Board of Directors, prospective grants of RSUs will be subject, upon certain terminations of employment, to quarterly, as opposed to daily vesting. Previously awarded RSU grants continue to involve daily vesting upon certain terminations of employment. Additionally, employees who attain certain years of service with the Company will receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. These changes were effective for the grant of RSUs that occurred in the first quarter of 2009.

Compensation expense for all stock-based awards granted subsequent to fiscal 2002 is recognized using the straight-line method. SFAS No. 123R, “Share-Based Payment (as amended)” (SFAS 123R) requires the estimation of the number of stock-based awards that will ultimately not complete their vesting requirements (forfeitures) and requires that the cumulative compensation expense recognized equals the number of stock-based awards vested at the end of each reporting period. While options and RSUs granted to employees generally vest over five years, with an equal amount vested on each anniversary of the grant date, all grants allow for daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The historical experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because this would result in less compensation expense recognized than the number of stock-based awards expected to vest. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally is infrequent.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first thirty-six weeks of 2009:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 31, 2008	21,394	$40.04
Granted	—	—
Exercised	(1,921)	39.05
Forfeited or expired	(102)	40.34

Outstanding at May 10, 2009 (2)	19,371	$40.13	4.25	$128

Exercisable at May 10, 2009	17,164	$39.60	4.04	$123

(1)	The difference between the exercise price and market value at May 10, 2009.

(2)	Stock options generally vest over five years and have a ten-year term.

The tax benefits realized and intrinsic value related to total stock options exercised during the first thirty-six weeks of 2009 and 2008 are provided in the following table:

	36 Weeks Ended
	May 10, 2009	May 11, 2008
Actual tax benefit realized for stock options exercised	$7	$73
Intrinsic value of stock options exercised (1)	$21	$223

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

U.S. Attorney’s Office Investigation on Certain Stock Options

As previously disclosed, in 2006, a special committee of independent directors was formed to determine whether the stated grant dates of stock options were supported by the Company’s books and records. In March 2007, the Company was informed by the U.S. Attorney’s Office in the Western District of Washington that the office was conducting an investigation of the Company’s past stock option granting practices to determine whether there had been any violations of federal law. As part of this investigation, the U.S. Attorney’s Office served a grand jury subpoena on the Company, seeking documents and information relating to its historic stock option grants. On February 12, 2009, the U.S. Attorney’s Office publicly announced that it had closed its investigation.

Employee Tax Consequences on Certain Stock Options

The Company is examining alternatives to mitigate the potential adverse tax consequences associated with effected unexercised options held by Canadian employees that were the subject of an accounting adjustment in 2006. The related liability as of May 10, 2009 and August 31, 2008 was $2 and $9, respectively.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively; however, the Company provides for accelerated vesting for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. The fair value of RSUs, for financial statement purposes, is the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period. At May 10, 2009, 5,284,000 RSUs were available to be granted to eligible employees and directors under the Fourth Restated 2002 Plan.

The following awards were outstanding at the end of the third quarter of 2009:

•	7,892,000 shares of time-based RSUs, in which the restrictions lapse upon the achievement of continued employment over a specified period of time;

•

703,000 performance RSUs, of which 305,000 were approved in the first quarter of 2009 and will formally be granted to certain executive officers of the Company upon the achievement of specified performance targets for 2009. Once formally granted, restrictions lapse upon achievement of continued employment over a specified period of time. The Company recognized compensation expense for these awards as it is deemed probable that the performance targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2009:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Unvested at August 31, 2008	6,705	$56.97
Granted	3,691	50.85
Vested	(1,711)	55.69
Forfeited	(90)	55.49

Unvested at May 10, 2009	8,595	$54.61

NOTE (6)—STOCK-BASED COMPENSATION PLANS (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Restricted stock units	$32	$20	$94	$65
Stock options	11	16	38	51

Total stock-based compensation expense before income taxes	43	36	132	116
Income tax benefit	(14)	(12)	(44)	(38)

Total stock-based compensation expense, net of income taxes	$29	$24	$88	$78

The remaining unrecognized compensation expense related to non-vested RSUs at May 10, 2009, was $386, and the weighted-average period over which this expense will be recognized is 3.6 years. The remaining unrecognized compensation expense related to unvested stock options at May 10, 2009, was $31, and the weighted-average period over which this expense will be recognized is 0.9 years.

NOTE (7)—NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Net income available to common stockholders used in basic net income per share	$210	$295	$712	$885
Interest on convertible notes	—	—	1	1

Net income available to common stockholders after assumed conversions of dilutive securities	$210	$295	$713	$886

Weighted average number of common shares used in basic net income per share	434,354	433,678	433,426	434,515
Stock options and restricted stock units	4,200	8,074	5,099	8,332
Conversion of convertible notes	1,443	1,529	1,470	1,532

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	439,997	443,281	439,995	444,379

Anti-dilutive stock options and RSUs	9,922	601	6,828	564

NOTE (8)—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was finalized by the court on May 13, 2008. The Company is seeking appellate review of that decision. The parties in Randall have agreed on a partial settlement of the action, requiring a payment of up to $16 by the Company, which was reserved for in 2008. The court granted preliminary approval of the settlement on March 6, 2009. The Williams action remains stayed.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime compensation. The complaint alleges misclassification of certain California managers. On March 6, 2008, the Company filed a motion to dismiss. On May 15, 2008, the court partially granted the motion, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company has filed a motion to dismiss the complaint. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. A similar purported class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, claiming denial of wages and false imprisonment during post-closing procedures, when security measures allegedly cause employees to be locked in the warehouses. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an “Unpaid Wage Class” and a “Wage Statement Class.” The “Unpaid Wage Class” alleges that the Company improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” alleges that final paychecks do not contain the accurate and itemized information required for wage statements by applicable law. On May 29, 2008, the court granted in part a motion to dismiss, dismissing with prejudice the wage-itemization claims. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

Claims in these actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

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

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

Class actions stated to have been brought on behalf of certain present and former Costco members:

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who paid their renewal fees late generally had their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. On April 2, 2009, the district court preliminarily approved a settlement that, if finally approved, will resolve both of these actions. The settlement entails a provisional certification of a nationwide class of present and former Costco members who from March 1, 2001, to March 31, 2009, paid their membership renewal fees late and had their renewal periods commence at the prior year’s expiration date rather than the date of payment. Depending upon their individual circumstances, class members can be eligible for up to a three-month extension of their current membership or, if they are no longer Costco members, a temporary membership of up to three months. Other than payments to two class representatives, the settlement does not provide for cash payments to class members. The Company has agreed not to oppose a request for an award of attorneys’ fees to class counsel in an amount up to $5. A hearing is set for October 16, 2009, for the court to consider whether the settlement should receive final approval. In the third quarter of 2009, the Company recorded an adjustment to deferred membership fees of $27 and a reserve was established in the amount of $7 to cover the expected costs of the certificates, payment of attorneys’ fees to class counsel, and certain expenses of settlement administration. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/renewalsettlement.pdf.

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to approval by the district court, the Company has agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. No schedule has yet been set for consideration of the settlement by the district court.

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Plaintiffs filed a consolidated complaint on July 18, 2008. With respect to the Company, plaintiffs seek to certify four classes of people who purchased Costco organic milk. Aurora has maintained that it has held and continues to hold valid organic certifications. The consolidated complaint seeks, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys’ fees. On June 3, 2009, the court entered an order dismissing with prejudice, among others, all claims against the Company.

The Company has been named as a defendant in a purported class action relating to sales of farm-raised salmon. Farm Raised Salmon Coordinated Proceedings, Los Angeles Superior Court Case No. JCCP No. 4329. The action alleges that the Company violated California law requiring farm-raised salmon to be labeled as “color added.” The complaint asserts violations of the California Unfair Competition Law, the California Consumer Legal Remedies Act, and the California False Advertising Law, and negligent misrepresentation, and seeks restoration of money acquired by means of unfair competition or false advertising and compensatory damages in unspecified amounts, injunctive relief remedying the allegedly improper disclosures, and costs and attorneys’ fees. A California Superior Court ruling dismissing the action on the ground that federal law does not permit claims for mislabeling of farm-raised salmon to be asserted by private parties was reversed by the California Supreme Court. The Company has denied the material allegations of the complaint.

The Company has been named as a defendant in a purported nationwide class action relating to sales of certain waffles, which alleges that labeling (provided by the Company’s supplier) of these items was deceptive and misleading. Hodes, et al., v. Van’s International Foods, et al., United States District Court for the Central District of California, Case No. CV 09-01530. The complaint asserts causes of action for fraud, breach of warranty, false advertising under California Business and Professions Code sections 17500 et seq., and unfair business practices under California Business and Professions Code sections 17200 et seq. Relief sought includes compensatory, consequential, and punitive damages, restitution, prejudgment interest, costs, and attorneys’ fees. Motions to dismiss the complaint have been filed.

In Verzani v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiff alleges claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and provides shrimp consistent with the disclosed weight. On June 5, 2009, the Company filed its opposition to the motion, as well as a motion to dismiss the complaint.

Two shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleges, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserts claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The other action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and names as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleges that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserts claims under both state law and the federal securities laws and seeks relief comparable to that sought in the state court action described above. Plaintiff further alleges that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleges, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it is further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleges that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The defendants have yet to file any response to the Pirelli action. The action has been stayed until at least June 1, 2009, pending a decision by the Washington Supreme Court in a separate proceeding. That decision was rendered on May 21, 2009.

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning

NOTE (8)—COMMITMENTS AND CONTINGENCIES (Continued)

air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company has responded to these allegations and is engaged in communications with the Department about the allegations. An Information Request, dated January 14, 2008, has also been received concerning a warehouse in New Hampshire. Substantial penalties may be levied for violations of the Clean Air Act. In April 2008 the Company received an information request from the South Coast Air Quality Management District concerning certain locations in Southern California. The Company has responded to that request. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

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

	United States Operations(a)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 10, 2009
Total revenue	$12,660	$2,042	$1,104	$15,806
Operating income	263	64	32	359
Depreciation and amortization	141	19	11	171
Capital expenditures, net	167	19	40	226
Twelve Weeks Ended May 11, 2008
Total revenue	$13,086	$2,341	$1,187	$16,614
Operating income	332	97	37	466
Depreciation and amortization	116	21	12	149
Capital expenditures, net	256	55	59	370
Thirty-Six Weeks Ended May 10, 2009
Total revenue	$39,087	$6,492	$3,465	$49,044
Operating income	845	225	109	1,179
Depreciation and amortization	397	57	33	487
Capital expenditures, net	656	108	133	897
Property and equipment, net	8,232	1,301	965	10,498
Total assets	17,050	2,376	1,878	21,304
Net assets	7,203	1,270	1,000	9,473
Thirty-Six Weeks Ended May 11, 2008
Total revenue	$38,720	$7,189	$3,474	$49,383
Operating income	982	277	106	1,365
Depreciation and amortization	339	62	35	436
Capital expenditures, net	847	183	119	1,149
Property and equipment, net	7,854	1,404	991	10,249
Total assets	16,708	2,565	1,930	21,203
Net assets	6,784	1,289	1,043	9,116
Year Ended August 31, 2008
Total revenue	$56,903	$10,528	$5,052	$72,483
Operating income	1,393	420	156	1,969
Depreciation and amortization	511	92	50	653
Capital expenditures, net	1,190	246	163	1,599
Property and equipment, net	8,016	1,371	968	10,355
Total assets	16,345	2,477	1,860	20,682
Net assets	6,882	1,292	1,018	9,192

The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2008, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(a)	Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

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

Key items for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 included:

•

Net sales decreased 4.8% from the prior year to $15,477, attributable to a 7% decrease in comparable sales (sales in warehouses open for at least one year, including relocated warehouses), offset by the opening of 18 new warehouses (26 opened and eight closed due to relocations) since the end of the third quarter of fiscal 2008. Net sales were significantly impacted by the decrease, quarter over quarter, in the price of gasoline and by certain foreign currency exchange rates;

•	Membership fees decreased 6.4% to $329, resulting from a $27 charge related to a proposed litigation settlement concerning our membership renewal policy;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 45 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 96 basis points;

•	Net income decreased to $210 from $295;

•	Net income per diluted share decreased to $0.48 from $0.67;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.18 per share, reflecting a 12.5% increase, from $0.64 to $0.72 per share on an annualized basis.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Results of Operations (dollars in millions, except earnings per share and warehouse number data)

Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2009 and 2008 relate to the 12-week fiscal quarters ended May 10, 2009, and May 11, 2008, respectively. References to the first thirty-six weeks of 2009 and 2008 relate to the thirty-six weeks ended May 10, 2009, and May 11, 2008, respectively.

Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Net sales	$15,477	$16,263	$48,001	$48,351
Increase (decrease) in comparable sales	(7)%	8%	(3)%	7%

Net Sales

Net sales decreased 4.8% during the third quarter of 2009 compared to the third quarter of 2008. The $786 decrease was comprised of a $1,062 decrease in comparable sales, partially offset by a $276 increase from sales at 18 new warehouses opened (26 opened, eight closed due to relocations) since the end of the third quarter of 2008.

For the first thirty-six weeks of 2009, net sales decreased 0.7% compared to the first thirty-six weeks of 2008. The $350 decrease was comprised of a $1,364 decrease in comparable sales, partially offset by a $1,014 increase from sales at 18 new warehouses opened (26 opened, eight closed due to relocations) since the end of the third quarter of 2008.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net sales during the third quarter and first thirty-six weeks of 2009 by approximately $713 (438 basis points), and $1,933 (400 basis points), respectively. Net sales were also negatively impacted by gasoline price deflation in the third quarter and first thirty-six weeks of 2009 by approximately $650 (399 basis points), and $1,189 (246 basis points), respectively, which resulted from a 39% and 27% decline in the average sales price per gallon, respectively.

Our sales results in the third quarter and first thirty-six weeks of 2009, particularly in hardlines and softlines, were negatively impacted by general economic conditions, and we believe that those conditions will continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales decreased 7% and 3% in the third quarter and first thirty-six weeks of 2009.

Weakening foreign currencies negatively impacted comparable sales by approximately $691 (430 basis points) and $1,869 (390 basis points) in the third quarter and first thirty-six weeks of 2009, respectively. Gasoline price deflation negatively impacted comparable sales results by approximately $634 (390 basis points) and $1,160 (240 basis points), during the third quarter and first thirty-six weeks of 2009, respectively. Comparable sales were positively impacted by an increase in shopping frequency but negatively impacted by a decline in the average amount spent (after adjustment for gasoline price deflation and measured in local currencies).

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Membership fees	$329	$351	$1,043	$1,032
Membership fees as a percent of net sales	2.12%	2.16%	2.17%	2.13%
Total cardholders (000’s)	54,900	52,600	54,900	52,600

Membership fees decreased 6.4% in the third quarter of 2009, compared to the third quarter of 2008, and increased 1.1% in the first thirty-six weeks of 2009 compared to the first thirty-six weeks of 2008. Membership fees for the third quarter and first thirty-six weeks of 2009 were negatively impacted by a charge of $27 related to a proposed litigation settlement concerning our membership renewal policy. This charge was offset by additional membership sign-ups at the 18 new warehouses opened since the third quarter of 2008 and increased penetration of our higher-fee Executive Membership program. Our member renewal rate, currently at 87%, is consistent with recent years.

As previously disclosed, effective with renewals occurring on and after March 1, 2009, we changed an element of our membership renewal policy. Memberships renewed within two months after expiration of the current membership year are extended for twelve months from the expiration date. (Under the previous policy renewals within six months of the expiration date were extended for twelve months from the expiration date.) Memberships renewed more than two months after such expiration date are extended for twelve months from the renewal date. Although this change will have the effect of deferring recognition of certain membership fees paid by late-renewing members, the effect is not expected to be material.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted membership fees for the third quarter and the first thirty-six weeks of 2009 by approximately $16 and $41, respectively.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Gross margin	$1,701	$1,715	$5,178	$5,146
Gross margin as a percent of net sales	10.99%	10.54%	10.79%	10.64%

Gross margin, as a percent of net sales, increased 45 basis points compared to the third quarter of 2008. This increase was primarily related to a net 42 basis point increase in our core merchandise departments, primarily in food and sundries and hardlines, offset by decreases in softlines and fresh foods, and a net eight basis point increase from our warehouse ancillary businesses. The majority of this gross margin improvement was due to our lower margin gas business having lower sales penetration, due to the decline in the average selling price per gallon. In addition, gross margin was favorably impacted by four basis points due to a LIFO adjustment. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by nine basis points.

Gross margin, as a percent of net sales, increased 15 basis points compared to the first thirty-six weeks of 2008. Our warehouse ancillary businesses experienced a 12 basis point increase, primarily in

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

our gasoline business, pharmacy and food courts, offset by decreases in one-hour photo. Our core merchandise departments increased by a net six basis points, primarily in foods and sundries, and a favorable LIFO adjustment impacted gross margin by four basis points. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by seven basis points.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted gross margin for the third quarter and the first thirty-six weeks of 2009 by approximately $75 and $206, respectively.

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Selling, general and administrative (SG&A) expenses	$1,655	$1,582	$4,998	$4,767
SG&A expenses as a percent of net sales	10.69%	9.73%	10.41%	9.86%

SG&A expenses, as a percent of net sales, increased 96 basis points compared to the third quarter of 2008. Increased warehouse operating and central administrative costs negatively impacted SG&A expense comparisons, as a percent of net sales, by approximately 82 basis points, resulting primarily from lower sales levels and increased employee benefit costs. Additionally, SG&A was negatively impacted by a charge of $7, or four basis points, related to a proposed litigation settlement concerning our membership renewal policy. Higher stock-based compensation expense negatively impacted SG&A expense, as a percent of net sales, by five basis points.

SG&A expenses, as a percent of net sales, increased 55 basis points compared to the first thirty-six weeks of 2008. Increased warehouse operating and central administrative costs negatively impacted SG&A expense comparisons, as a percent of net sales, by approximately 48 basis points, the largest single factor being increased employee benefit costs. SG&A expenses also included a $26 charge for a mark-to-market write-down of the cash surrender value of employee life insurance contracts in the first thirty-six weeks of 2009, which negatively impacted SG&A expenses as a percent of net sales by five basis points. Higher stock-based compensation expense negatively impacted SG&A, as a percent of net sales, by three basis points.

SG&A expenses, as a percent of net sales, for both the third quarter and first thirty-six weeks of 2009, were significantly adversely impacted by the decrease in the price of gasoline. Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which positively impacted SG&A for the third quarter and the first thirty-six weeks of 2009 by approximately $65 and $175, respectively.

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Preopening expenses	$9	$9	$29	$40

Warehouse openings	5	4	13	21
Relocations	(1)	—	(2)	(4)

Warehouse openings, net of relocations	4	4	11	17

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

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Warehouse closing expenses	$—	$—	$6	$3
Impairment of long-lived assets	7	9	9	9
Net (gains)/losses on sale of real property	—	—	—	(6)

Provision for impaired assets & closing costs, net	$7	$9	$15	$6

This provision primarily includes costs related to impairment of long-lived assets, future lease obligations of warehouses that have been closed or relocated to new facilities, accelerated depreciation on buildings to be demolished or sold and that are not otherwise impaired, and losses or gains resulting from the sale of real property, largely comprised of former warehouse locations. In the third quarter of 2009, we recognized a charge of $7, primarily related to the closure in July 2009 of our two Costco Home locations.

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Interest expense	$25	$25	$75	$71

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007. The increase in interest expense for the first thirty-six weeks of 2009 over the previous year is primarily due to a decrease in capitalized interest related to reduced new warehouse and remodel construction activity year-over-year.

Interest Income and Other

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Interest income	$3	$19	$17	$71
Earnings of affiliates	9	8	23	29
Minority interest and other	(8)	(3)	(10)	(2)

Interest income and other	$4	$24	$30	$98

The decrease in interest income in the third quarter of 2009 compared to third quarter of 2008 was largely due to lower interest rates on our cash and cash equivalents and short-term investment balances and a change in policy to invest primarily in U.S. government and agency securities. In addition,

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

we recognized $5 and $1 of other-than-temporary impairment losses on certain securities within our investment portfolio in the third quarter of 2009 and 2008, respectively. See further discussion in Liquidity and Capital Resources. The decrease in minority interest and other is primarily due to a negative $8 compared to a nominal mark-to-market charge in the third quarter of 2009 and 2008, respectively, related to our forward foreign exchange contracts. See the Derivatives section for more information.

The decrease in interest income in the first thirty-six weeks of 2009 compared to first thirty-six weeks of 2008 was largely due to lower interest rates on our cash and cash equivalents and short-term investment balances and a change in policy to invest primarily in U.S. government and agency securities. In addition, we recognized $12 and $4 of other-than-temporary impairment losses on certain securities within our investment portfolio in the first thirty-six weeks of 2009 and 2008, respectively. See further discussion in Liquidity and Capital Resources. The decrease in earnings of affiliates is due to a decrease in earnings from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings were lower in the first thirty-six weeks of 2009, primarily due to the peso weakening against the U.S. dollar. The decrease in minority interest and other for the first thirty-six weeks of 2009 is primarily due to a negative $6 compared to a positive $3 mark-to-market adjustment in the third quarter of 2009 and 2008, respectively, related to our forward foreign exchange contracts. See the Derivatives section for more information.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Provision for income taxes	$128	$170	$422	$507
Effective tax rate	38.0%	36.6%	37.3%	36.4%

The effective tax rate for the third quarter of 2009 was negatively impacted by various discrete items of approximately $5.

Net Income

	12 Weeks Ended		36 Weeks Ended
	May 10, 2009	May 11, 2008	May 10, 2009	May 11, 2008
Net income	$210	$295	$712	$885
Diluted net income (per share)	$0.48	$0.67	$1.62	$1.99
Shares used to calculate diluted net income per common share (000’s)	439,997	443,281	439,995	444,379

Net income for the third quarter of 2009 decreased to $210, or $0.48 per diluted share, from $295, or $0.67 per diluted share, during the third quarter of 2008, representing a 28.4% decrease in diluted net income per share. As previously discussed, foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net income for the third quarter of 2009 by approximately $25 pre-tax, or $0.04 per diluted share. Additionally, net income for the third quarter of fiscal 2009 was negatively impacted by a $34 pre-tax charge, or approximately $0.05 per diluted share, related to a proposed litigation settlement concerning our membership renewal policy.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Net income for the first thirty-six weeks of 2009 decreased to $712, or $1.62 per diluted share, from $885, or $1.99 per diluted share, during the first thirty-six weeks of 2008, representing an 18.6% decrease in diluted net income per share. As previously discussed, foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net income for the for the first thirty-six weeks of 2009 by approximately $73 pre-tax, or $0.10 per diluted share. Additionally, net income for the first thirty-six weeks of 2009 was negatively impacted by a $34 pre-tax charge, or approximately $0.05 per diluted share, related to a proposed litigation settlement concerning our membership renewal policy as well as a $26 pre-tax charge, or approximately $0.04 per diluted share, for a mark-to-market write-down of the cash surrender value of employee life insurance contracts.

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	May 10, 2009	August 31, 2008
Cash and cash equivalents	$3,083	$2,619
Short-term investments .	585	656

Total	$3,668	$3,275

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $3,668 and $3,275 at May 10, 2009 and August 31, 2008, respectively. Of these balances, approximately $748 and $788 at May 10, 2009 and August 31, 2008, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the quarter-end close. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in the condensed consolidated balance sheets, which impacted amounts shown in the condensed consolidated statement of cash flows.

Net cash provided by operating activities totaled $1,508 in the first thirty-six weeks of 2009, compared to $1,763 in the first thirty-six weeks of 2008. This net decrease of $255 was primarily attributable to a decrease in our net income of $173 and a $97 increase in our net investment in merchandise inventories (merchandise inventories less accounts payable).

Net cash used in investing activities totaled $778 in the first thirty-six weeks of 2009, compared to $1,466 in the first thirty-six weeks of 2008, a decrease of $688. The decrease in net cash used in investing activities relates primarily to a $252 decrease in cash used for the purchase of property and equipment and a $72 increase in cash provided by the net investment in short-term investments. In addition, as discussed below, $371 formerly classified as cash and cash equivalents was reclassified to short-term investments and other assets in the first thirty-six weeks of 2008.

In December 2007, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assess the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the third quarter of 2009 and 2008, we recognized other-than-temporary impairment losses related to these securities of $5 and $1, respectively. During the first thirty-six weeks of 2009 and 2008, we recognized other-than-temporary impairment losses related to these securities of $12 and $4, respectively. The losses are included in interest income and other in the accompanying condensed consolidated statements of income. At May 10, 2009 and August 31, 2008, the balance of the Columbia fund was $52 and $104, respectively, on the condensed consolidated balance sheets.

In December 2007, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests and commenced liquidation. During the second quarter of 2009, the remaining balance of BlackRock was liquidated. As of August 31, 2008, the balance of the BlackRock fund was $82 on the condensed consolidated balance sheets. As of May 10, 2009 and August 31, 2008, the balance of the Merrill Lynch fund was $26 and $43, respectively, on the condensed consolidated balance sheets. Subsequent to the end of the third quarter of 2009, the remaining balance of Merrill Lynch was liquidated and we received the remaining $26 balance.

During fiscal 2008, we reclassified a portion of these three funds from cash and cash equivalents to short-term investments and other assets. At May 10, 2009, $59 remained in short-term investments and $19 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. These amounts represented the then remaining investment balance in the Merrill Lynch and Columbia fund. At August 31, 2008, $161 of these funds was in short-term investments and $68 was in other assets on the condensed consolidated balance sheets.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Net cash used in financing activities totaled $225 in the first thirty-six weeks of 2009 compared to $238 in the first thirty-six weeks of 2008, a decrease of $13. The most significant changes were a decrease of $592 in the repurchase of common stock, which was partially offset by a $205 decrease in proceeds from the exercise of stock options, and a $176 decrease in the change in bank checks outstanding.

The effect of exchange rate changes, reflected in the condensed consolidated statement of cash flows, decreased cash by $41 in the first thirty-six weeks of 2009, compared to an increase of $10 in the first thirty-six weeks of 2008, a decrease of $51. This decrease was due primarily to the significant weakening of the Canadian, Korean, and the United Kingdom currencies as compared to the U.S. dollar, during the first thirty-six weeks of 2009.

Dividends

In the third quarter of 2009, our Board of Directors declared a quarterly cash dividend to shareholders of record as of May 15, 2009 and approved an increase from $0.16 to $0.18 per share, or $0.72 on an annualized basis. The dividend was paid on May 29, 2009.

Expansion Plans

Our primary requirement for capital is the financing of land, building and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

change upon further review, it is our current intention to spend approximately $1,200 to $1,400 during fiscal 2009 for real estate, construction, remodeling and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the third quarter of fiscal 2009, we have spent approximately $897.

We opened four new warehouses, net of one closure for relocation, in the third quarter of 2009. Expansion plans during the remainder of fiscal 2009 are to open six additional new warehouses, including our first warehouse in Australia, and to close our two Costco Home locations. In addition, Costco Mexico, our 50% owned joint-venture, plans to open one additional warehouse during the remainder of fiscal 2009. We expect to continue our review of expansion plans in our domestic and international markets.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in millions, in U.S. dollars)

			Credit Line Usage at May 10, 2009
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$28	$28	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	50	—	7	—	43	N/A
Australia (1)	Guarantee Line	N/A	8	—	—	—	8	N/A
Canada (1, 3)	Multi- Purpose Line	March-10	69	17	—	—	52	1.80%
Japan (1)	Revolving Credit	February-10	35	—	—	8	27	0.70%
Japan (1)	Bank Guaranty	March-10	10	10	—	—	—	N/A
Japan (1)	Revolving Credit	February-10	35	—	—	8	27	0.77%
Japan (2)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A
Korea (1)	Multi- Purpose Line	March-10	10	1	—	—	9	3.41%
Taiwan	Multi- Purpose Line	January-10	15	5	—	—	10	2.63%
Taiwan (4)	Multi- Purpose Line	July-09	15	2	—	—	13	2.62%
United Kingdom	Revolving Credit	February-10	60	—	—	—	60	0.96%
United Kingdom	Uncommitted Money Market Line	N/A	30	—	—	—	30	3.10%
United Kingdom	Uncommitted Overdraft Line	N/A	45	—	—	—	45	1.50%
United Kingdom (2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	—	—	—	3	N/A

	TOTAL		$417	$66	$7	$16	$328

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	The letter of guarantee is fully cash-collateralized by the subsidiary.
(3)	The Company decreased the total facility amount to $26 on June 1, 2009.
(4)	The Company intends to renew this credit facility upon expiration, with similar terms.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

We have letter of credit facilities (for commercial and standby letters of credit) totaling $120. The outstanding commitments under these facilities at May 10, 2009 totaled $73, including $66 in standby letters of credit. For those entities with multi-purpose lines, any increase in either letters of credit (standby and/or commercial) issuance and or short-term borrowing will result in a corresponding decrease in available credit.

Financing Activities

During the third quarter of 2009, a nominal amount of the face value of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 5,000 shares of common stock; and during the first thirty-six weeks of 2009, $4 in face amount of Zero Coupon Notes was converted by note holders into 82,000 shares of common stock. During the third quarter and first thirty-six weeks of 2008, a nominal amount of the face value of Zero Coupon Notes was converted by note holders into 1,000 and 7,000 shares of common stock, respectively.

Derivatives

Effective November 24, 2008, we adopted the disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161). We follow SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities. We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business, which we manage in part through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. Currently, these instruments do not qualify for derivative hedge accounting. We use these instruments to mitigate risk and do not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into primarily to hedge U.S. dollar merchandise inventory expenditures. These contracts do not contain any credit-risk-related contingent features.

We seek to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this effectively mitigates counterparty risk. In addition, the contracts are limited to a time period of less than one year. See Note 1, Derivatives, and Note 3, Fair Value Measurement to the condensed consolidated financial statements included in Part I, Item I of this Report, for additional information related to these contracts.

We are exposed to risks due to fluctuations in energy prices, particularly electricity, which we seek to partially mitigate through the use of fixed-price contracts with counterparties for approximately 21% of our warehouses, as well as other facilities in the U.S. and Canada. We have also entered into variable-priced derivative contracts for some purchases of natural gas and fuel for our gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Stock Repurchase Programs

During the third quarter of 2009 and 2008, we repurchased 50,000 and 3,750,000 shares of our common stock, at an average price of $38.88 and $64.25, for a total amount of approximately $2 and $241, respectively. In the first thirty-six weeks of 2009 and 2008, we repurchased 895,000 and 10,112,000 shares, at an average price of $63.84 and $63.42, for a total amount of $57 and $641, respectively. The remaining amount available for stock repurchases under approved plans was approx-

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share data)

imately $2,002 at May 10, 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, or pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with Washington Business Corporation Act.

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

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2009 (dollars in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
February 16 – March 15, 2009	50,000	$38.88	50,000	$2,002
March 16 – April 12, 2009	—	—	—	2,002
April 13 – May 10, 2009	—	—	—	2,002

Total third quarter	50,000	$38.88	50,000

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2009.

(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors: $300 and $1,000 were authorized in September 2007 and November 2007, respectively, both of which expire in 2010; and $1,000 authorized in July 2008 and expires in July 2011.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant. Incorporated by reference to Form 8-K dated August 30, 1999

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Form 8-K dated April 30, 2009

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: June 12, 2009	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: June 12, 2009	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer