Form 10-K
period 2009-08-30
COSTCO WHOLESALE CORP /NEW
filed 2009-10-16
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 15, 2009 was $18,392,604,029

The number of shares outstanding of the registrant’s common stock as of October 2, 2009 was 435,989,212

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2010, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 30, 2009

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. See Item 1A—Risk Factors for a discussion of risks and uncertainties that may affect our business.

PART I

Item 1—Business

Costco Wholesale Corporation and its subsidiaries (“Costco” or the “Company”) began operations in 1983 in Seattle, Washington. In October 1993, we merged with The Price Company, which had pioneered the membership warehouse concept, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of our non-warehouse assets to Price Enterprises, Inc., we changed our name to Costco Companies, Inc. On August 30, 1999, we reincorporated from Delaware to Washington and changed our name to Costco Wholesale Corporation. Our common stock trades on The NASDAQ Global Select Market under the symbol “COST.”

General

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets, and supercenters.

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (“depot”) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for shipment to our individual warehouses, generally in less than twenty-four hours. This maximizes freight volume and handling efficiencies, lowering our receiving costs by eliminating many of the costs associated with multiple-step distribution channels. Such traditional steps include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

Because of our high sales volume and rapid inventory turnover, we generally have the opportunity to sell and be paid for inventory before we are required to pay many of our merchandise vendors, even though we take advantage of early payment discounts whenever available to us. To the extent that sales increase and inventory turnover becomes more rapid, a greater percentage of inventory is financed through payment terms provided by suppliers rather than by our working capital.

Our typical warehouse format averages approximately 143,000 square feet; newer units tend to be larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses need not have elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to less than two-tenths of one percent of net sales in the last several fiscal years—well below those of typical discount retail operations.

Item 1—Business (Continued)

We generally limit marketing and promotional activities to new warehouse openings, occasional direct mail to prospective new members and regular direct marketing programs (such as The Costco Connection, a magazine we publish for our members, coupon mailers, weekly email blasts from costco.com, and handouts) to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical retailers. In connection with new warehouse openings, our marketing teams personally contact businesses in the area that are potential wholesale members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by membership offerings distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up messages distributed through employee groups and ongoing direct solicitations to prospective members.

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

Our merchandising strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes and colors. Therefore, we carry an average of approximately 3,800 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to 45,000 to 140,000 SKUs or more at discount retailers, supermarkets, and supercenters. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.

In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we have a 90-day return policy in the United States, Canada and the United Kingdom and provide, free of charge, technical support services, as well as an extended warranty.

The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2009	2008	2007
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	23%	22%	23%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, garden and patio, sporting goods, furniture, and automotive supplies)	19%	19%	21%
Food (including dry and institutionally packaged foods)	21%	20%	19%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings, cameras and small appliances)	10%	10%	11%
Fresh Food (including meat, bakery, deli and produce)	12%	12%	12%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	15%	17%	14%

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year end:

	2009	2008	2007
Food Court and Hot Dog Stands	521	506	482
One-Hour Photo Centers	518	504	480
Optical Dispensing Centers	509	496	472
Pharmacies	464	451	429
Gas Stations	323	307	279
Hearing-Aid Centers	303	274	237
Print Shops and Copy Centers	10	7	8
Car Washes	2	2	1

Number of warehouses	527	512	488

Costco Mexico, our 50%-owned joint venture, operated 32 warehouses, under our oversight, at August 30, 2009. The Costco Mexico warehouses are not included in the table above as Costco Mexico is accounted for using the equity method of accounting for investments.

Our electronic commerce businesses, costco.com in the U.S. and costco.ca in Canada, provide our members additional products generally not found in our warehouses, in addition to services such as digital photo processing, pharmacy, travel, and membership services.

Our warehouses accept cash, checks, certain debit cards, American Express and a private label Costco credit card. Losses associated with dishonored checks have been minimal, as members who have issued dishonored checks are identified and prevented from making payments at the point of sale until restitution is made.

We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We have not experienced any difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase selected private label merchandise, as long as quality and customer demand are comparable and the value to our members is greater as compared to name brand items.

Certain financial information for our segments and geographic areas is included in Note 12 to the accompanying consolidated financial statements included in Item 8 of this Report.

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). There is no material seasonal impact on our operations, except an increased level of net sales and earnings during the winter holiday season. References to 2009, 2008, and 2007 relate to the 52-week fiscal years ended August 30, 2009, August 31, 2008, and September 2, 2007, respectively.

Membership Policy

Our membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue, which allows us to offer lower prices. Members can utilize their memberships

Item 1—Business (Continued)

at any Costco warehouse location in any country. We have two primary types of members: Business and Gold Star (individual). We continue to experience strong member renewal rates, currently at 87%. Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of $50 for the primary and spouse membership card, with add-on membership cards available for an annual fee of $40 (including a free spouse card). Many of our business members also shop at Costco for their personal needs. Individual memberships (Gold Star memberships) are available to individuals who do not qualify for a Business membership, for an annual fee of $50, which includes a spouse card.

Our membership base was made up of the following (in thousands):

	2009	2008	2007
Gold Star	21,500	20,200	18,600
Business	5,700	5,600	5,400
Business, Add-on Primary	3,400	3,400	3,500

Total primary cardholders	30,600	29,200	27,500
Additional cardholders	25,400	24,300	22,900

Total cardholders	56,000	53,500	50,400

These numbers exclude approximately 2,800, 2,800, and 2,700 cardholders of Costco Mexico at the end of 2009, 2008, and 2007, respectively.

Executive membership is available to all members in the U.S., Canada, and United Kingdom for an annual fee of approximately $100. The program offers additional savings and benefits on various business and consumer services offered by Costco, such as merchant credit-card processing, auto and home insurance, business telephone service, and check printing services. The services are generally provided by third-parties and vary by country and state. In addition, Executive members qualify for a 2% annual reward (which can be redeemed at Costco warehouses), up to a maximum of approximately $500 per year, on all qualified purchases made at Costco. At the end of 2009, 2008, and 2007, Executive members represented 29%, 26%, and 23%, respectively of our primary membership base. Executive members spend more than other members, and the percentage of our net sales attributable to these members continues to increase. In 2008, Costco Mexico launched an Executive Membership program similar to the program in the U.S. and Canada.

Labor

Our employee count approximated:

	2009	2008	2007
Full-time employees	79,000	75,000	70,000
Part-time employees	63,000	62,000	57,000

Total employees	142,000	137,000	127,000

These numbers exclude approximately 9,000 individuals who were employed by Costco Mexico at the end of 2009, 2008 and 2007. Approximately 13,500 hourly employees in certain of our locations (all former Price Company locations) in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. Over 1,200 warehouse club locations exist across the U.S. and Canada, including our 483 North American warehouses, and every major metropolitan area has several club operations. In addition to other membership warehouse operators such as Wal-Mart’s Sam’s Club and BJ’s Wholesale Club, we compete with a wide range of national and regional retailers and wholesalers, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations, as well as electronic commerce businesses, such as Amazon. Wal-Mart, Target and Kohl’s are significant general merchandise retail competitors. We also compete with low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Trader Joe’s, Whole Foods, Best Buy and Barnes & Noble. Our international operations face similar competitors.

Regulation

Certain state laws require that we apply minimum markups to our selling prices for specific goods, such as tobacco products, alcoholic beverages, and gasoline. While compliance with such laws may cause us to charge higher prices, other retailers are also typically governed by the same restrictions, and we believe that compliance with such laws does not have a material adverse effect on our operations.

Certain states, counties, and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. We believe that, if enacted, such laws and regulations could have a material adverse affect on our operations.

Intellectual Property

We believe that our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress and similar intellectual property add significant value to our business and are important factors in our success. We have invested significantly in the development and protection of our well-recognized brands including Costco Wholesale and our premium private label brand, Kirkland Signature®. Kirkland Signature products are premium products offered to our members at prices that are generally lower than those for national brand products. Kirkland Signature products allow us to ensure our quality standards are met, while minimizing costs and differentiating our merchandise offerings from other retailers, and we generally earn higher margins on sales of Kirkland products. We expect that our private label items will increase their share of our sales in the future. We rely on trademark and copyright law, trade secret protection, and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate.

Available Information

Our internet website is www.costco.com. We make available through the Investor Relations section of that site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such materials with, or furnishing such documents to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1—Business (Continued)

Executive Officers of the Registrant

The following is a list of the names, ages and positions of the executive officers of the Company.

Name	Position With Company	Executive Officer Since	Age
James D. Sinegal	President and Chief Executive Officer. Mr. Sinegal is a co-founder of the Company and has been a director since its inception.	1983	73

Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of the Company and has been a director since its inception.	1983	67

Richard D. DiCerchio	Sr. Executive Vice President, Chief Operating Officer, Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses. Mr. DiCerchio has been a Senior Executive Vice President of the Company since 1997 and has been a director since 1986.	1986	66

Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director of the Company since January 1995.	1993	53

W. Craig Jelinek	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Jelinek has been Executive Vice President, Chief Operating Officer, Merchandising since February 2004.	1995	57

Paul G. Moulton	Executive Vice President, Real Estate Development.	2001	58

Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions.	1994	57

Douglas W. Schutt	Executive Vice President, Chief Operating Officer—Northern and Midwest Division. Mr. Schutt has been Executive Vice President, Chief Operating Officer—Northern and Midwest Division, since February 2004.	2004	50

Thomas K. Walker	Executive Vice President, Construction, Distribution and Traffic. Mr. Walker has been Executive Vice President, Construction, Distribution and Traffic since February 2004.	2004	69

Dennis R. Zook	Executive Vice President, Chief Operating Officer—Southwest and Mexico Divisions.	1993	60

All executive officers have 25 or more years of service with the Company, with the exception of Mr. Moulton and Mr. Schutt, each of whom has 24 years of service.

Item 1—Business (Continued)

The Company has adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027.

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition, and/or results of operations. These risks could cause our actual results to differ materially from our historical experience and from results predicted by our forward-looking statements. Those statements may relate to such matters as sales growth, increases in comparable store sales, impact of cannibalization, price changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense control, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. You should read these risk factors in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and our consolidated financial statements and related notes in Item 8 of this Report. There may be other factors that we cannot anticipate or that are not described in this report, generally because we do not presently perceive them to be material, that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised to review any further disclosures we make on related subjects in our periodic filings with the SEC.

We face strong competition from other retailers and warehouse club operators, which could negatively affect our financial performance.

The retail business is highly competitive. We compete for members, employees, warehouse sites, products and services and in other important respects with many other local, regional and national retailers, both in the United States and in foreign countries. We compete with other warehouse club operators, discount retailers, supermarkets, supercenter stores, retail and wholesale grocers, department, drug, variety and specialty stores and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, store hours, and price. Our inability to respond effectively to competitive pressures and changes in the retail markets could negatively affect our financial performance. Some competitors may have greater financial resources, better access to merchandise, and/or greater market penetration than we do.

General economic factors, domestically and internationally, may adversely affect our financial performance.

Higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes related to government fiscal and tax policies and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can also increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operations and results. General economic conditions can also be affected by the outbreak of war, acts of terrorism, or other significant national or international events.

Item 1A—Risk Factors (Continued)

Our growth strategy includes expanding our business, both in existing markets and in new markets.

Our future growth is dependent, in part, on our ability to acquire property, and build or lease new warehouses. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses, as well as local community actions opposed to the location of our warehouses at specific sites and the adoption of local laws restricting our operations and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouses. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. Failure to manage these and other similar factors effectively will affect our ability to timely build or lease new warehouses, which may have a material adverse affect on our future growth and profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our warehouses typically draw members from their local areas, a new warehouse may draw members away from our nearby existing warehouses and may adversely affect comparable warehouse sales performance and member traffic at those existing warehouses.

We also intend to open warehouses in new markets. The risks associated with entering a new market include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators currently operating in the new market, our lack of familiarity with local member preferences, and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. In new markets, we cannot ensure that our new warehouses will be profitably deployed; as a result, our future profitability may be delayed or otherwise materially adversely affected.

We are highly dependent on the financial performance of our United States and Canada operations.

Our financial and operational performance is highly dependent on our United States and Canada operations, which comprised 93% of consolidated net sales in 2009 and 2008, and 92% of operating income in 2009 and 2008. Within the United States, we are highly dependent on our California operations, which comprised 27% of consolidated net sales in 2009 and 2008. Our California market in general, has a larger percentage of higher volume warehouses as compared to our other markets. As a result, the operating income from our California operations is generally higher as a percentage of total operating income than other regions. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our United States operations, particularly in California, and our Canada operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets; and failing consistently to provide high quality products and innovative new products to retain our existing member base and attract new members.

We depend on vendors to supply us with quality merchandise at the right prices in a timely manner.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Member demands may lead to out-of-stock positions of our merchandise, leading to loss of sales and profits.

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

We depend on the orderly operation of the receiving and distribution process, primarily through our depots. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.

It is difficult to consistently and successfully predict the products and services our members will demand. The success of our business depends in part on our ability to identify and respond to trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.

Our failure to maintain positive membership loyalty and brand recognition could adversely affect our financial results.

Damage to our brands or reputation may negatively impact comparable warehouse sales, lower employee morale and productivity, diminish member trust, and reduce member renewal rates and, accordingly, membership fee revenues, resulting in a reduction in shareholder value.

Item 1A—Risk Factors (Continued)

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, impairment of long-lived assets and warehouse closing costs, inventories, self-insurance, income taxes, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.

Changes in Tax Rates

We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, any change in the enacted tax rates, any adverse outcome in connection with any income tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes may have a material adverse affect on our financial condition, results of operation, or cash flows.

Failure of our internal control over financial reporting could limit our ability to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that our receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to and cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Item 1A—Risk Factors (Continued)

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our financial performance.

Our international operations could form a larger portion of our business in future years. Future operating results internationally could be negatively affected by a variety of factors, many beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws and regulations of foreign governments and the United States (such as the Foreign Corrupt Practices Act), agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the United States. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

Market expectations for our financial performance is high.

We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable warehouse sales growth rates, earnings and earnings per share or new warehouse openings, could cause the market price of our stock to decline, as could changes in our dividend or share repurchase policies.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and back-up systems could harm our business.

Although we have independent, redundant, and primary and secondary computer systems, given the number of individual transactions we have each year, it is important that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems may have a material adverse effect on our business or results of operations. The costs, potential problems, and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or provide them in a delayed or more costly manner.

Natural disasters or other catastrophic events could unfavorably affect our financial performance.

Natural disasters, such as hurricanes or earthquakes, particularly in California or in Washington state, where our centralized operating systems and administrative personnel are located, could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods

Item 1A—Risk Factors (Continued)

from overseas, delays in the delivery of goods to our depots or warehouses within a country in which we operate and the temporary reduction in the availability of products in our warehouses. Public health issues, such as a potential H1N1 flu pandemic (Swine flu), whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on consumer spending and confidence levels. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers.

We are subject to a wide variety of federal, state, regional, local and international laws, and regulations relating to the use, storage, discharge, and disposal of hazardous materials and hazardous and non-hazardous wastes, and other environmental matters.

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

We are involved in a number of legal proceedings and audits, including grand jury investigations, other government investigations, consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings and other contingencies could require us to take or refrain from taking actions which could unfavorably affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties.

We are subject to the risk of product liability claims.

If our merchandise offerings, including food and prepared food products for human consumption, drugs and childrens’ products, do not meet applicable safely standards or our members’ expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of injury to our members. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters, resulting in costly product recalls and other liabilities. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image and these effects could be long term.

Item 1A—Risk Factors (Continued)

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

We receive, retain, and transmit certain personal information about our members. In addition, our online operations at www.costco.com and www.costco.ca depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of other business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

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

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At August 30, 2009, we operated 527 membership warehouses:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	323	83	406
Canada	68	9	77
United Kingdom	19	2	21
Japan	1	8	9
Korea	3	4	7
Taiwan	—	6	6
Australia	1	—	1

Total	415	112	527

(1)	75 of the 112 leases are land-leases only, where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2009:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2005 and prior	338	65	30	433	433
2006	20	3	2	25	458
2007	25	3	2	30	488
2008	15	4	5	24	512
2009	8	2	5	15	527
2010 (expected through 12/31/09)	7	—	—	7	534

Total	413	77	44	534

The 32 warehouses operated by Costco Mexico, under our oversight, at the end of 2009 are not included in the above tables. We opened one warehouse in Mexico in 2009.

At the end of 2009, our warehouses contained approximately 75.2 million square feet of operating floor space: 58.6 million in the United States, 10.5 million in Canada and 6.1 million in other international locations, excluding Mexico.

Our executive offices are located in Issaquah, Washington and occupy approximately 445,000 square feet. We operated eight regional offices in the United States, two regional offices in Canada and five regional offices internationally at the end of 2009, containing approximately 334,000 square feet. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. At the end of 2009, we operated eleven depots in the United States, four in Canada and three internationally, excluding Mexico, consisting of approximately 7.3 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Submission of Matters to a Vote of Security Holders

Our annual meeting is scheduled for 4:00 p.m. on January 28, 2010, at the Meydenbauer Center in Bellevue, Washington. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed prior to the meeting.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the National Market tier of The NASDAQ Global Select Market (“NASDAQ”) under the symbol “COST.” On October 2, 2009 we had 8,459 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
2009:
Fourth Quarter	$51.77	$44.54	$0.180
Third Quarter	48.91	38.44	0.180
Second Quarter	55.58	42.76	0.160
First Quarter	70.37	44.99	0.160
2008:
Fourth Quarter	74.66	60.35	0.160
Third Quarter	72.65	60.04	0.160
Second Quarter	71.83	63.24	0.145
First Quarter	69.24	57.00	0.145

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities (dollars in millions)

There was no common stock repurchase program activity for the fourth quarter of 2009.

Our stock repurchase program is conducted under authorizations made by our Board of Directors: $300 and $1,000 were authorized in September 2007 and November 2007, which expire in August 2010 and November 2010, respectively; and $1,000 authorized in July 2008, which expires in July 2011. The maximum remaining dollar value of shares that may be purchased under the stock repurchase program is $2,002.

Equity Compensation Plans

Information related to our equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

Item 6—Selected Financial Data

The following table sets forth certain information concerning our consolidated financial condition, operating results, and key operating metrics for the dates and periods indicated. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our consolidated financial statements included in Item 8.

SELECTED FINANCIAL DATA

(dollars in millions, except per share and warehouse data)

As of and for the year ended(1)	Aug. 30, 2009 (52 weeks)	Aug. 31, 2008 (52 weeks)	Sept. 2, 2007 (52 weeks)	Sept. 3, 2006 (53 weeks)	Aug. 28, 2005 (52 weeks)
RESULTS OF OPERATIONS
Net sales	$69,889	$70,977	$63,088	$58,963	$51,879
Merchandise costs	62,335	63,503	56,450	52,745	46,347

Gross Margin	7,554	7,474	6,638	6,218	5,532
Membership fees	1,533	1,506	1,313	1,188	1,073
Operating income	1,777	1,969	1,609	1,626	1,474
Net income	1,086	1,283	1,083	1,103	1,063
Net income per diluted common share	2.47	2.89	2.37	2.30	2.18
Dividends per share	$0.68	$0.61	$0.55	$0.49	$0.43
(Decrease) increase in comparable warehouse sales(2)
United States	(2)%	6%	5%	7%	6%
International	(8)%	15%	9%	11%	11%

Total	(4)%	8%	6%	8%	7%

Increase in International comparable warehouse sales in local currency	7%	6%	5%	7%	4%

BALANCE SHEET DATA
Net property and equipment	$10,900	$10,355	$9,520	$8,564	$7,790
Total assets	21,979	20,682	19,607	17,495	16,665
Short-term borrowings	16	134	54	41	54
Current portion of long-term debt	81	6	60	309	3
Long-term debt, excluding current portion	2,206	2,206	2,108	215	711
Stockholders’ equity	$10,018	$9,192	$8,623	$9,144	$8,881

WAREHOUSE INFORMATION
Warehouses in Operation(3)
Beginning of year	512	488	458	433	417
Opened(4)	19	34	30	28	21
Closed(4)	(4)	(10)	—	(3)	(5)

End of Year	527	512	488	458	433

(1)	Certain reclassifications have been made to prior years to conform to the presentation adopted in the current year.

(2)	Includes net sales at warehouses open greater than one year, including relocated locations.

(3)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

(4)	Includes relocations and the closure in July 2009 of two Costco Home locations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data)

OVERVIEW

Our fiscal year ends on the Sunday closest to August 31. References to 2009, 2008, and 2007 relate to the 52-week years ended August 30, 2009, August 31, 2008, and September 2, 2007 respectively.

Key items for 2009 included:

•

Net sales decreased 1.5% from the prior year to $69,889, attributable to a 4% decrease in comparable sales (sales in warehouses open for at least one year, including relocated warehouses), partially offset by the opening of 15 new warehouses (19 opened, two closed due to relocation, and the closure of our two Costco Home locations) in 2009. Net sales were significantly impacted by the year-over-year decrease in the price of gasoline and by certain foreign exchange rates;

•

Membership fees increased 1.8%, to $1,533, primarily due to new membership sign-ups at warehouses opened in 2009, the continued benefit of membership sign-ups at warehouses opened in 2008, and increased penetration of our higher-fee Executive Membership program. Membership fees were negatively impacted by a $27 charge related to a proposed litigation settlement concerning our membership renewal policy;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 28 basis points over the prior year,

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 58 basis points over the prior year;

•	Net income decreased 15% to $1,086, or $2.47 per diluted share, in 2009 compared to $1,283, or $2.89 per diluted share, in 2008;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.16 to $0.18 per share; and

•	We repurchased 895,000 shares of our common stock, at an average cost of $63.84 per share, totaling approximately $57.

As previously reported, 2007 was impacted by the following unusual items, the effects of which are reflected in the table below:

•	Sales returns reserve: We revised our estimate of our sales returns reserve to include a longer timeframe for returns, as well as a lower realization rate on certain returned items.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

We believe disclosing the effects of these items helps provide a meaningful comparison of our current year results to prior years. The impact of each of these items noted above is presented below:

	2007
	Sales return reserve	Employee tax consequences on stock options	Deferred membership	Excise tax refund	Total
Net sales	$(452)	$—	$—	$—	$(452)
Membership fees	—	—	(56)	—	(56)

Total revenue	(452)	—	(56)	—	(508)
Merchandise costs	358	—	—	9	367

Gross margin(1)	(94)	—	—	9	(85)
SG&A	—	(47)	—	—	(47)

Operating income	(94)	(47)	(56)	9	(188)
Interest expense	—	—	—	—	—
Interest income and other	(1)	—	—	1	—

Income before income taxes	(95)	(47)	(56)	10	(188)
Provision for income taxes	35	17	21	(4)	69

Net Income	$(60)	$(30)	$(35)	$6	$(119)

(1)	Net sales less merchandise costs.

Results of Operations

Net Sales

	2009	2008	2007
Net sales	$69,889	$70,977	$63,088
Effect of change in estimated sales returns reserve	—	—	452

Net sales, as adjusted	$69,889	$70,977	$63,540
Net sales (decrease) increase	(1.5)%	12.5%	7.0%
Net sales (decrease) increase, as adjusted	(1.5)%	11.7%	7.8%
Increase (decrease) in comparable warehouse sales	(4)%	8%	6%
Warehouse openings, net	15	24	30

2009 vs. 2008

Net Sales

Our 2009 sales results, particularly in hardlines and softlines, were negatively impacted by general economic conditions, and we believe that those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Net sales decreased 1.5% during 2009 compared to 2008. The $1,088 decrease was comprised of a $2,590 decrease in comparable sales, partially offset by an increase of $1,502 primarily from sales at new warehouses opened during 2009 and 2008. Our sales were also impacted by a lower number of warehouse openings year-over-year.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Foreign currencies, particularly in Canada, the United Kingdom, and Korea, weakened against the U.S. dollar, which negatively impacted net sales during 2009 by approximately $2,421 (341 basis points). Net sales were also negatively impacted by gasoline price deflation during 2009 by approximately $2,164 (305 basis points), which resulted from a 30% decline in the average sales price per gallon.

Comparable Sales

Comparable sales decreased 4% in 2009. Weakening foreign currencies negatively impacted comparable sales by approximately $2,339 (333 basis points) in 2009. Gasoline price deflation negatively impacted comparable sales results by approximately $2,113 (298 basis points) during 2009. Comparable sales were negatively impacted by a decline in the average amount spent (after adjustment for gasoline price deflation and measured in local currencies), partially offset by an increase in shopping frequency. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations). We believe the decline is a function of adverse economic conditions generally rather that a fundamental change in our members’ relationship to the company.

2008 vs. 2007

Net sales increased 12.5% to $70,977 in 2008, from $63,088 in 2007. Excluding the impact of the change in the estimated sales returns reserve in 2007, net sales, as adjusted, increased $7,437, or 11.7% in 2008 as compared to the previous year. The $7,437 increase in adjusted net sales is comprised of $5,153 from the increase in comparable warehouse sales and $2,284 primarily from sales at new warehouses opened during 2008 and 2007. In the third quarter of 2007, we introduced a 90-day return policy in the United States on certain electronic items.

Significantly stronger foreign currencies, particularly in Canada, positively impacted adjusted net sales by approximately $1,134, or 180 basis points. Gasoline sales also contributed to the $7,437 adjusted net sales growth by approximately $2,236, with approximately $1,489 related to the increase in gasoline sales prices. Additionally, we experienced price increases in certain foods and fresh foods items that positively impacted net sales, which were partially offset by price decreases in certain items within our hardlines category.

Most of the comparable sales growth was derived from increased amounts spent by members, with a smaller contribution from increases in shopping frequency. Gasoline sales positively impacted comparable warehouse sales growth by approximately $1,938. Comparable warehouse sales growth excluding gasoline would have been lower by approximately 267 basis points. Significantly stronger foreign currencies, particularly in Canada, positively impacted comparable sales by approximately $1,070, or 170 basis points. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	2009	2008	2007
Membership fees	$1,533	$1,506	$1,313
Adjustment to deferred membership balance	—	—	56

Membership fees, as adjusted	$1,533	$1,506	$1,369
Membership fees increase	1.8%	14.7%	10.5%
Membership fees increase, as adjusted	1.8%	10.0%	15.2%
Membership fees as a percent of net sales	2.19%	2.12%	2.08%
Adjusted membership fees, as a percent of adjusted net sales	2.19%	2.12%	2.16%
Total cardholders	56,000	53,500	50,400

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2009 vs. 2008

Membership fees increased 1.8% in 2009 compared to 2008, primarily due to membership sign-ups at the 15 new warehouses opened in 2009 (19 opened, two closed due to relocations, and two closed Costco Home locations), the continued benefit of membership sign-ups at warehouses opened in 2008, and increased penetration of our higher-fee Executive Membership program. This increase was negatively impacted by a charge of $27 related to a proposed litigation settlement concerning our membership renewal policy and the weakening of foreign currencies against the U.S. dollar, particularly in Canada, the United Kingdom, and Korea, which negatively impacted membership fees during 2009 by approximately $50. Membership fees were also impacted by a lower number of warehouse openings year-over-year. Our member renewal rate, currently at 87% is consistent with recent years.

As previously disclosed, effective with renewals occurring on and after March 1, 2009, we changed an element of our membership renewal policy. Memberships renewed within two months after expiration of the current membership year are extended for twelve months from the expiration date. (Under the previous policy, renewals within six months of the expiration date were extended for twelve months from the expiration date.) Memberships renewed more than two months after such expiration date are extended for twelve months from the renewal date. Although this change will have the effect of deferring recognition of certain membership fees paid by late-renewing members, the effect is not expected to be material.

2008 vs. 2007

Membership fees increased 14.7% to $1,506, or 2.12% of net sales in 2008, from $1,313, or 2.08% of net sales in 2007. Excluding the adjustment to deferred membership fees in 2007, adjusted membership fees increased 10.0% from 2007. The increase was primarily due to: new membership sign-ups at the 24 new warehouses opened (34 opened and 10 closed due to relocations); increased penetration of the higher-fee Executive Membership program; and the five dollar increase in our annual membership fee in the second half of 2006 for non-Executive members. Our member renewal rate at the end of 2008 was 87%.

Gross Margin

	2009	2008	2007
Gross margin	$7,554	$7,474	$6,638
Unusual items	—	—	85

Gross margin, as adjusted	$7,554	$7,474	$6,723
Gross margin increase	1.1%	12.6%	6.8%
Gross margin increase, as adjusted	1.1%	11.2%	8.1%
Gross margin as a percent of net sales	10.81%	10.53%	10.52%
Adjusted gross margin as a percent of adjusted net sales	10.81%	10.53%	10.58%

2009 vs. 2008

Gross margin, as a percent of net sales, increased 28 basis points compared to 2008. This increase was primarily related to a net 18 basis point increase in our core merchandise departments, primarily in food and sundries, partially offset by a decrease in softlines, and a net seven basis point increase from our warehouse ancillary businesses, primarily our gasoline and pharmacy departments. The majority of this gross margin improvement was due to our lower margin gas business having lower sales penetration, due to the decline in the average selling price per gallon. Increased sales penetration of the Executive Membership two-percent reward program negatively affected gross margin by six basis

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

points. In addition, gross margin was favorably impacted by nine basis points due to reversing the $32 LIFO reserve established in the prior year as we experienced net deflation, year-over-year, in the cost of our merchandise inventories.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted gross margin for 2009 by approximately $258.

2008 vs. 2007

Gross margin, as a percent of net sales, increased one basis point compared to 2007. Excluding the unusual items affecting net sales and gross margin in 2007, adjusted gross margin as a percent of adjusted net sales decreased five basis points in 2008 as compared to 2007. This decrease was largely due to a net 12 basis point decrease in our warehouse ancillary businesses, particularly in one-hour photo, tire shop and food services, partially offset by an increase in our gasoline business; a $32, or five basis point LIFO charge, resulting from price increases in certain food items and gasoline; and a three basis point decrease resulting from the increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members. These decreases were partially offset by a net 15 basis point increase from our merchandise departments, particularly fresh foods, food and sundries, Costco Online and our international operations, partially offset by a decrease in softlines.

Selling, General and Administrative Expenses

	2009	2008	2007
Selling, general and administrative expenses	$7,252	$6,954	$6,273
Unusual items	—	—	(47)

SG&A, as adjusted	$7,252	$6,954	$6,226
SG&A as a percent of net sales	10.38%	9.80%	9.94%
Adjusted SG&A as percent of adjusted net sales	10.38%	9.80%	9.80%

2009 vs. 2008

SG&A expenses, as a percent of net sales, increased 58 basis points compared to 2008. Increased warehouse operating and central administrative costs, as a percent of net sales, negatively impacted SG&A by approximately 56 basis points, resulting primarily from lower sales levels and higher employee health care costs. Higher stock-based compensation expense had a negative impact of one basis point. In addition, we recorded an adjustment to the net realizable value of the cash surrender value of employee life insurance contracts, which negatively impacted SG&A, as a percent of net sales, by two basis points. The net realizable value of the insurance contracts is largely based on changes in investment assets underlying the policies and is subject to conditions generally affecting equity and debt markets. In 2008, we recorded a $16 reserve in connection with a legal settlement, which positively impacted the comparison to current year’s SG&A expense, as a percent of net sales, by two basis points.

SG&A expenses, as a percent of net sales, for 2009 were adversely impacted by the decrease in the price of gasoline, as it produced a decline in sales dollars without a comparative reduction in labor or other administrative costs. Foreign currencies, particularly in Canada, the United Kingdom, and Korea, weakened against the U.S. dollar, which positively impacted SG&A for 2009 by approximately $217.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2008 vs. 2007

SG&A expenses, as a percent of net sales, decreased 14 basis points compared to 2007. Excluding the unusual items affecting net sales and SG&A expenses in 2007, adjusted SG&A as a percentage of adjusted net sales was comparable to 2007. Warehouse operating and central administrative costs positively impacted adjusted SG&A comparisons, on a net basis, by approximately seven basis points, primarily due to decreased payroll and benefits costs as a percent of adjusted net sales. Stock-based compensation expense negatively impacted adjusted SG&A comparisons by three basis points, primarily due to a higher closing stock price on the date that our October 2007 RSU grant was valued as compared to previous grants. Additionally, in 2008, we recorded a $16 reserve in connection with a litigation settlement and accrued approximately $9 for compensation adjustments we made to employees enrolled in our medical and dental plans related to a decision to share a portion of the health plan’s savings that we achieved. These two items negatively impacted adjusted SG&A comparisons by four basis points.

Preopening Expenses

	2009	2008	2007
Preopening expenses	$41	$57	$55

Warehouse openings	19	34	30

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our year-end, whether the warehouse is owned or leased, whether the opening is in an existing, new, or international market. The decline in 2009 is primarily attributable to fewer warehouse openings.

Provision for Impaired Assets and Closing Costs, Net

	2009	2008	2007
Warehouse closing expenses	$9	$9	$16
Impairment of long-lived assets	8	10	—
Net gains on the sale of real property	—	(19)	(2)

Provision for impaired assets & closing costs, net	$17	$—	$14

This provision primarily includes costs related to impairment of long-lived assets; future lease obligations of warehouses that have been closed or relocated to new facilities; accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired; and losses or gains resulting from the sale of real property, largely comprised of former warehouse locations.

2009 vs. 2008

The net provision for impaired assets and closing costs was a $17 in 2009, compared to a nominal amount in 2008. The provision in 2009 included charges of $9 for warehouse closing expenses, and impairment charges of $8, primarily related to the closing of our two Costco Home locations in July 2009.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2008 vs. 2007

The net provision for impaired assets and closing costs was a nominal amount in 2008, compared to $14 in 2007. The provision in 2008 included charges of $9 for warehouse closing expenses, and impairment charges of $10, primarily related to a location in Michigan that was demolished and rebuilt. These charges were offset by $19 of net gain on the sale of real property, largely former warehouse locations.

At the end of both 2009 and 2008, the reserve for warehouse closing costs was $5 and primarily related to future lease obligations.

Interest Expense

	2009	2008	2007
Interest expense	$108	$103	$64

2009 vs. 2008

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes (2007 Senior Notes) issued in 2007. The increase in interest expense is primarily due to a decrease in capitalized interest related to reduced new warehouse and remodel construction activity year-over-year.

2008 vs. 2007

The increase in interest expense resulted primarily from the issuance of our 2007 Senior Notes in February 2007, partially offset by lower interest expense resulting from the repayment in March 2007 of the $300 5.5% Senior Notes.

Interest Income and Other

	2009	2008	2007
Interest income	$27	$96	$128
Earnings of affiliates	33	42	36
Minority interest and other	(15)	(5)	1

Interest Income and other	$45	$133	$165

2009 vs. 2008

The decrease in interest income was largely due to lower interest rates, year-over-year, on our cash and cash equivalents and short-term investment balances resulting from a change in policy to invest primarily in U.S. government and agency securities, which earn a lower interest rate. In addition, we recognized $12 of other-than-temporary impairment losses on certain securities within our investment portfolio in 2009 compared to an impairment loss of $5 in 2008. See further discussion in Liquidity and Capital Resources. The decrease in the earnings of affiliates is primarily attributable to our investment in Costco Mexico (a 50%-owned joint venture). Costco Mexico’s earnings were lower in 2009, primarily due to the peso weakening against the U.S. dollar. The decrease in minority interest and other is primarily due to a negative $5 mark-to-market charge in 2009, compared to a $6 gain in 2008, related to our forward foreign exchange contracts. See the Derivatives section for more information.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2008 vs. 2007

The decrease in interest income was largely due to lower interest rates, year-over-year, on our cash and cash equivalents and short-term investment balances. In addition, we recognized $5 of other-than-temporary impairment losses on certain securities within our investment portfolio. The increase in the earnings of affiliates is primarily attributable to our investment in Costco Mexico (a 50%-owned joint venture).

Provision for Income Taxes

	2009	2008	2007
Income tax expense	$628	$716	$627
Effective tax rate	36.7%	35.8%	36.7%

The lower tax rate in 2008 was primarily attributable to discrete benefits recognized during the year.

Net Income

	2009	2008	2007
Net income	$1,086	$1,283	$1,083
Unusual items (net of tax)	—	—	119

Net income, as adjusted	$1,086	$1,283	$1,202
Diluted earnings per share	$2.47	$2.89	$2.37
Shares used to calculate diluted net income per common share (000’s)	440,454	444,240	457,641
Diluted earnings per share (decrease) / increase	(15)%	22%	3%

2009 vs. 2008

Net income for 2009 decreased to $1,086, or $2.47 per diluted share, from $1,283, or $2.89 per diluted share, during 2008, representing a 15% decrease in diluted net income per share. As previously discussed, foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net income for 2009 by approximately $83 after-tax, or $0.19 per diluted share. Additionally, net income for 2009 was negatively impacted by a $34 pre-tax charge, or approximately $0.05 per diluted share, related to a proposed litigation settlement concerning our membership renewal policy, as well as a $23 pre-tax charge, or approximately $0.03 per diluted share, for an adjustment to the net realizable value of the cash surrender value of employee life insurance contracts. Net income for 2009 was positively impacted by a $32 pre-tax, or $0.05 per diluted share, benefit due to the reversal of the LIFO reserve established in 2008.

2008 vs. 2007

Net income for 2008 increased to $1,283, or $2.89 per diluted share, from $1,083, or $2.37 per diluted share, during 2007. The unusual items previously discussed totaled $119, net of tax, or $0.26 per diluted share in 2007. Exclusive of these items, earnings in 2007 were $2.63 per diluted share. Net income per diluted share in 2008 represents an increase of 10% over this adjusted amount. During 2008, we repurchased and retired 13,812,000 shares of common stock, favorably impacting earnings per diluted share by approximately $0.03.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The following table itemizes components of our most liquid assets at the end of 2009 and 2008 (dollars in millions, except per share data):

	2009	2008
Cash and cash equivalents	$3,157	$2,619
Short-term investments	570	656

Total	$3,727	$3,275

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash, cash equivalents, and short-term investment balances, which were $3,727 and $3,275 at the end of 2009 and 2008, respectively. Of these balances, approximately $758 and $788 at the end of 2009 and 2008, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of the fiscal year.

Net cash provided by operating activities totaled $2,092 in 2009 compared to $2,206 in 2008, a decrease of approximately $114. This decrease was primarily attributable to a decrease in net income of $197, partially offset by an increase in depreciation and amortization and stock-based compensation of $90.

Net cash used in investing activities totaled $1,101 in 2009 compared to $1,717 in 2008, a decrease of approximately $616. The decrease in investing activities relates primarily to a $349 decrease in cash used for additions to property and equipment related to warehouse expansion and remodel projects and a prior year reclassification of $371 of cash and cash equivalents to short-term investments and other assets on our consolidated balance sheets, explained further below. These activities were partially offset by a decrease in cash provided by the net investment in short-term investments of $62 as a result of less cash needed to fund our common stock repurchase activity as well as a decrease in cash proceeds from the sale of property and equipment of $41.

In 2008, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assessed the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During 2009 and 2008, we recognized $12 and $5, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying consolidated statements of income. At August 30, 2009 and August 31, 2008, the balance of the Columbia fund was $27 and $104, respectively, on the consolidated balance sheets.

In 2008, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests and commenced liquidation. As of August 31, 2008, the balance of the BlackRock and Merrill Lynch funds was $82 and $43, respectively, on the consolidated balance sheets. During 2009, the remaining balances of these funds were liquidated.

During 2008, we reclassified $371 of these three funds from cash and cash equivalents to short-term investments and other assets. At August 30, 2009, $24 remained in short-term investments and $3

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

remained in other assets on the consolidated balance sheets, reflecting the timing of the expected distributions. At August 31, 2008, $161 was in short-term investments and $68 in other assets on the consolidated balance sheets.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Net cash used in financing activities totaled $439 in 2009 compared to $643 in 2008. The $204 decrease in net cash used in financing activities primarily resulted from a reduction in the cash used to repurchase common stock of $826, partially offset by a decrease in the net proceeds from stock-based awards and the excess tax benefit on share-based awards of $276, a decrease in the net proceeds from short-term borrowings of $195 as well as a decrease in the cash provided by the issuance of long-term debt of $103.

The effect of exchange rate changes, reflected in the consolidated statement of cash flows, decreased cash by $14 in 2009, compared to a decrease of $7 in 2008. This increase was due primarily to the significant weakening of the Canadian, Korean, and the United Kingdom currencies as compared to the U.S. dollar, during 2009.

Dividends

In April 2009, our Board of Directors increased our quarterly cash dividend from $0.16 to $0.18 per share or $0.72 on an annualized basis. Our quarterly cash dividends paid in 2009 totaled $0.68 per share. In 2008, we paid quarterly cash dividends totaling $0.61 per share.

Contractual Obligations

Our commitments at year-end to make future payments under contractual obligations were as follows, as of August 30, 2009:

	Payments Due by Year
Contractual obligations	2010	2011 to 2012	2013 to 2014	2015 and thereafter	Total
Purchase obligations (merchandise)(1)	$3,539	—	—	—	$3,539
Long-term debt(2)	186	1,120	126	1,432	2,864
Operating leases(3)	145	266	247	1,351	2,009
Purchase obligations (property, equipment, services and other)(4)	151	14	—	—	165
Construction Commitments	137	—	—	—	137
Capital lease obligations and other(2)	9	11	11	131	162
Other(5)	17	4	2	24	47

Total	$4,184	$1,415	$386	$2,938	$8,923

(1)	Includes open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts commonly referred to as common area maintenance, taxes, and insurance and have been reduced by $163 to reflect sub-lease income.

(4)

The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

(5)

Consists of $24 in asset retirement obligations, $9 in deferred compensation obligations and includes $14 of current unrecognized tax benefits relating to uncertain tax positions. Amount excludes $16 of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. Capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,300 during fiscal 2010 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

We plan to open approximately 16 to 18 new warehouses in 2010, including one to two relocations of existing warehouses to larger and better located facilities.

Additional Equity Investments in Subsidiaries and Joint Ventures

Our investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. We did not make any capital contributions to our investment in Costco Mexico (a 50%-owned joint venture) in 2009, 2008, or 2007.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in millions, in U.S. dollars)

Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Credit Line Usage at August 30, 2009			Available Credit	Applicable Interest Rate
				Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short- Term Borrowing
U.S.	Uncommitted Stand By Letter of Credit	N/A	$22	$22	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	50	—	20	—	30	N/A
Australia(1)	Guarantee Line	N/A	8	—	—	—	8	N/A
Canada(1)	Multi-Purpose Line	March-10	28	18	—	—	10	1.76%
Japan(1)	Revolving Credit	February-10	37	—	—	8	29	0.64%
Japan(1)	Bank Guaranty	March-10	11	11	—	—	—	N/A
Japan(1)	Revolving Credit	February-10	37	—	—	8	29	0.70%
Japan(2)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A
Korea(1)	Multi- Purpose Line	March-10	10	1	—	—	9	3.75%
Taiwan	Multi-Purpose Line	January-10	15	4	—	—	11	2.50%
Taiwan	Multi-Purpose Line	July-10	15	3	—	—	12	2.59%
United Kingdom	Revolving Credit	February-10	66	—	—	—	66	0.82%
United Kingdom	Uncommitted Money Market Line	N/A	33	—	—	—	33	3.05%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	—	49	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	—	1	—	2	N/A

	TOTAL		$388	$62	$21	$16	$289

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.

(2)	The letter of guarantee is fully cash-collateralized by the subsidiary.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Credit Line Usage at August 31, 2008			Available Credit	Applicable Interest Rate
				Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing
U.S.	Uncommitted Stand By Letter of Credit	N/A	$25	$25	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	160	—	45	—	115	N/A
Australia(1)	Guarantee Line	N/A	9	3	—	—	6	N/A
Canada(1, 3)	Multi-Purpose Line	March-09	142	20	—	85	37	3.43%
Japan(1)	Revolving Credit	February-09	32	—	—	4	28	1.00%
Japan(1)	Bank Guaranty	February-09	9	9	—	—	—	N/A
Japan(1)	Revolving Credit	February-09	32	—	—	14	18	1.04%
Korea(1)	Multi-Purpose Line	March-09	11	1	1	—	9	6.53%
Taiwan	Multi-Purpose Line	January-09	16	5	—	—	11	4.50%
Taiwan	Multi-Purpose Line	July-09	16	2	—	—	14	4.59%
United Kingdom	Revolving Credit	February-10	73	—	—	—	73	5.67%
United Kingdom	Uncommitted Money Market	May-09	37	—	—	31	6	5.36%
United Kingdom	Overdraft Line	May-09	64	—	—	—	64	6.00%
United Kingdom(2)	Letter of Guarantee	N/A	4	4	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	—	1	—	2	N/A

	TOTAL		$633	$69	$47	$134	$383

(1)	This entity’s credit facility is guaranteed by the U.S. parent company, Costco Wholesale Corporation.

(2)	The letter of guarantee is fully cash-collateralized by the United Kingdom subsidiary.

(3)	The amount shown for short-term borrowings under this facility is net of a note issue discount, which is excluded from the available credit amount.

Note: We have credit facilities (for commercial and standby letters of credit) totaling $116 and $239 as of August 30, 2009 and August 31, 2008, respectively. The outstanding commitments under these facilities at August 30, 2009 and August 31, 2008, totaled $83 and $116, respectively, including $62 and $69, respectively, in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit (standby and/or commercial) or short-term borrowings will result in a corresponding decrease in available credit.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Financing Activities

In July 2009, we entered into a capital lease for a new warehouse building location and recorded a liability in the amount of $72, representing the net present value of $150 in aggregate future minimum lease payments at an imputed interest rate of 5.4%. This lease expires and becomes subject to a renewal clause in 2040. As of August 30, 2009, $71 is included in long-term debt and $1 in the current portion of long-term debt in our consolidated balance sheets. We have other minor capital lease obligations that amounted to $5 at the end of 2009 and 2008.

In June 2008, our wholly-owned Japanese subsidiary entered into a ten-year term loan in the amount of $32, with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.95% and 1.24% at August 30, 2009 and August 31, 2008, respectively) on the outstanding balance. The net proceeds were used to repay the 1.187% Promissory Notes due in July 2008 and for general corporate purposes. Interest is payable semi-annually in December and June and principal is due in June 2018.

In October 2007, our wholly-owned Japanese subsidiary issued promissory notes through a private placement in the amount of $69, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The proceeds were used to repay the 2.07% Promissory Notes in October 2007 and for general corporate purposes.

In February 2007, we issued $900 of 5.3% Senior Notes due March 15, 2012 at a discount of $2 and $1,100 of 5.5% Senior Notes due March 15, 2017 at a discount of $6 (together, the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The discount and issuance costs associated with the 2007 Senior Notes are being amortized to interest expense over the terms of those notes. At our option, we may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, we will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In April 2003, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the amount of $43, through a private placement. Interest is payable semi-annually and principal is due in April 2010. In November 2002, our wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $32, through a private placement. Interest is payable semi-annually and principal is due in November 2009. The U.S. parent company, Costco Wholesale Corporation guarantees all of the promissory notes issued by our wholly-owned Japanese subsidiary.

In August 1997, we sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds of $450. The current Zero Coupon Notes outstanding are convertible into a maximum of 961,000 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require us to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. At our option, we may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 30, 2009, $858 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $25, $1, and $61 in principal were converted in 2009, 2008, and 2007 respectively, or

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

$19 and $42 in 2009 and 2007, respectively, after factoring in the related debt discount. In 2008, the conversion of principle for Zero Coupon Notes after factoring the related debt discount was not significant.

Derivatives

Effective November 24, 2008, we adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of Financial Accounting Standards Board (FASB) Statement No. 133” (SFAS 161). We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities.

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

We seek to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this effectively mitigates counterparty risk. In addition, the contracts are limited to a time period of less than one year. See Note 1 and Note 3 to the consolidated financial statements included in Part II, Item 8 of this Report, for additional information related to these contracts.

We are exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts with counterparties for approximately 24% of our warehouses and other facilities in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas and fuel for our gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

In September and November of 2007, our Board of Directors approved $300 and $1,000, respectively, of stock repurchases, which expire in August 2010 and November 2010, respectively. In July 2008, our Board of Directors approved an additional $1,000, which expires in July 2011, bringing total authorizations by our Board of Directors since inception of the program in 2001 to $6,800.

During 2009, we repurchased 895,000 shares at an average price of $63.84 per share totaling approximately $57. During 2008, we repurchased 13,812,000 shares of common stock, at an average price of $64.22 per share, totaling approximately $887. The remaining amount available to be purchased under

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

our approved plan was $2,002 at the end of 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We continue to review our accounting policies and evaluate our estimates, including those related to revenue recognition, investments, merchandise inventory valuation, impairment of long-lived assets, warehouse closing costs, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable.

Revenue Recognition

We generally recognize sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends in merchandise returns. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

We evaluate the criteria of the FASB Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor, subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts as commissions earned, which is reflected in net sales.

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

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance,

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or issuer conditions deteriorate, we may incur future impairments.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all other foreign operations are primarily valued by the retail inventory method of accounting and are stated using the first-in, first-out (FIFO) method. We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. We record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At the end of 2008, due to overall net inflationary trends, merchandise inventories valued at LIFO were lower than the FIFO value, resulting in a $32 charge to merchandise costs. During 2009, due to overall deflationary trends, we recorded a $32 benefit to merchandise costs to adjust inventories valued at LIFO. At the end of 2009 and 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

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

Insurance/Self Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability, and

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which sets out criteria for the use of judgment in assessing the timing and amounts of deductible and taxable items, at the beginning of 2008. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Report.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from fluctuations in interest and foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes. The current condition of the financial markets, however, has rendered identifiable risks less predictable, and liquidity concerns and credit risks have increased.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified amongst money market funds, debt securities, corporate notes and bonds, and enhanced money funds with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal while continuing to generate yields. A revised investment policy was approved in December 2007 by our Board of Directors, limiting future investments to direct U.S. Government and Government Agency obligations, repurchase agreements collateralized by U.S. Government and Government Agency obligations, and U.S. Government and Government Agency Money Market funds.

The investment policies of our subsidiaries are consistent with our primary objective to preserve principal while continuing to generate yields. Our wholly owned insurance subsidiary invests in U.S. Government and Government Agency obligations, corporate notes and bonds, and asset and mortgage backed securities with a minimum overall portfolio average credit rating of AA+.

All of our foreign subsidiaries’ investments are primarily in money market funds, investment grade securities, bankers’ acceptances, bank certificates of deposit and term deposits, all denominated in their local currencies. Additionally, our Canadian subsidiary may invest a portion of its investments in U.S. dollar investment grade securities and bank term deposits to meet current U.S. dollar obligations.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (Continued)

All of the investment policies of the Company and subsidiaries are reviewed at least annually.

Because most of our investments in cash and cash equivalents are of a short-term nature, if interest rates were to increase or decrease, the impact would likely be immaterial to our financial statements. Based on our overnight investments and bank balances within cash and cash equivalents at the end of 2009 and 2008, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $24 and $18 (pre-tax), respectively, to interest income on an annual basis. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.

The nature and amount of our long and short-term debt may vary as a result of future business requirements, market conditions and other factors. As of the end of 2009, our fixed-rate long-term debt included: $42 principal amount at maturity of 3.5% Zero Coupon Convertible Subordinated Notes carried at $32; $900 of 5.3% Senior Notes carried at $899; and $1,100 of 5.5% Senior Notes carried at $1,096, and additional notes and capital lease obligations totaling $228. Additionally, our variable rate long-term debt included a 0.35% over Yen Tibor (6-month) Term Loan of $32. Fluctuations in interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable rate debt. See Note 3 to the consolidated financial statements included in Part II, Item 8 of this Report for more information on our long and short-term debt.

Foreign Currency-Exchange Risk

Our foreign subsidiaries conduct limited transactions in their non-functional currencies, which exposes us to fluctuations in foreign currency exchange rates. We manage these fluctuations, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency.

As of August 30, 2009, and August 31, 2008, we held forward foreign exchange contracts with a notional amount of $183 and $90, respectively, and a fair value liability of $2 and a fair value asset of $5, respectively, on the consolidated balance sheets. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 30, 2009 and August 31, 2008 would have decreased the fair value of the contracts by $18 and $10, respectively.

Item 8—Financial Statements and Supplementary Data

Financial statements of Costco are as follows:

Page
Reports of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets, as of August 30, 2009 and August 31, 2008	46
Consolidated Statements of Income, for the 52 weeks ended August 30, 2009, August 31, 2008, and September 2, 2007	47
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the 52 weeks ended August 30, 2009, August 31, 2008 and September 2, 2007	48
Consolidated Statements of Cash Flows, for the 52 weeks ended August 30, 2009, August 31, 2008, and September 2, 2007	49
Notes to Consolidated Financial Statements	50

Item 8—Financial Statements and Supplementary Data (Continued)

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

Item 9A—Controls and Procedures (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2009.

/S/ JAMES D. SINEGAL	/S/ RICHARD A. GALANTI
James D. Sinegal President Chief Executive Officer	Richard A. Galanti Executive Vice President Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s proxy statement for its annual meeting of stockholders to be held on January 28, 2010 (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in Costco’s Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” in Costco’s Proxy Statement.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board,” “Shareholder Communications to the Board,” “Meeting Attendance,” “Report of the Compensation Committee of the Board of Directors,” “Certain Relationships and Transactions” and “Report of the Audit Committee,” in Costco’s Proxy Statement.

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Independent Public Accountants,” in Costco’s Proxy Statement.

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

October 16, 2009

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JAMES D. SINEGAL	October 16, 2009
James D. Sinegal President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 16, 2009
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD D. DICERCHIO	October 16, 2009
Richard D. DiCerchio Sr. Executive Vice President, Chief Operating Officer Global Operations, Distribution and Construction, Manufacturing and Ancillary Businesses and Director

By	/s/ RICHARD A. GALANTI	October 16, 2009
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 16, 2009
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ DR. BENJAMIN S. CARSON, SR., M.D.	October 16, 2009
Dr. Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 16, 2009
Susan L. Decker Director

By	/S/ DANIEL J. EVANS	October 16, 2009
Daniel J. Evans Director

By	/S/ WILLIAM H. GATES	October 16, 2009
William H. Gates Director

By	/S/ HAMILTON E. JAMES	October 16, 2009
Hamilton E. James Director

By	/S/ RICHARD M. LIBENSON	October 16, 2009
Richard M. Libenson Director

By	/S/ JOHN W. MEISENBACH	October 16, 2009
John W. Meisenbach Director

By	/S/ CHARLES T. MUNGER	October 16, 2009
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 16, 2009
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 16, 2009
Jill S. Ruckelshaus Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 30, 2009 and August 31, 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the 52-week periods ended August 30, 2009, August 31, 2008 and September 2, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August 30, 2009 and August, 31, 2008, and the results of their operations and their cash flows for the 52-week periods ended August 30, 2009, August 31, 2008 and September 2, 2007, in conformity with U.S. generally accepted accounting principles.

Effective September 3, 2007, the beginning of the Company’s fiscal year ended August 31, 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

October 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s internal control over financial reporting as of August 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 30, 2009 and August 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the 52-week periods ended August 30, 2009, August 31, 2008 and September 2, 2007, and our report dated October 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

October 16, 2009

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

	August 30, 2009	August 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,157	$2,619
Short-term investments	570	656
Receivables, net	834	748
Merchandise inventories	5,405	5,039
Deferred income taxes and other current assets	371	400

Total current assets	10,337	9,462

PROPERTY AND EQUIPMENT
Land	3,341	3,217
Buildings, leasehold and land improvements	8,453	7,749
Equipment and fixtures	3,265	3,057
Construction in progress	264	306

	15,323	14,329
Less accumulated depreciation and amortization	(4,423)	(3,974)

Net property and equipment	10,900	10,355

OTHER ASSETS	742	865

TOTAL ASSETS	$21,979	$20,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$16	$134
Accounts payable	5,450	5,225
Accrued salaries and benefits	1,418	1,321
Accrued sales and other taxes	302	283
Deferred membership fees	824	748
Current portion of long-term debt	81	6
Other current liabilities	1,190	1,157

Total current liabilities	9,281	8,874
LONG-TERM DEBT, excluding current portion	2,206	2,206
DEFERRED INCOME TAXES AND OTHER LIABILITIES	388	328

Total liabilities	11,875	11,408

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	86	82
STOCKHOLDERS’ EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 435,974,000 and 432,513,000 shares issued and outstanding	2	2
Additional paid-in capital	3,811	3,543
Accumulated other comprehensive income	104	286
Retained earnings	6,101	5,361

Total stockholders’ equity	10,018	9,192

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,979	$20,682

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

	52 weeks ended August 30, 2009	52 weeks ended August 31, 2008	52 weeks ended September 2, 2007
REVENUE
Net sales	$69,889	$70,977	$63,088
Membership fees	1,533	1,506	1,313

Total revenue	71,422	72,483	64,401
OPERATING EXPENSES
Merchandise costs	62,335	63,503	56,450
Selling, general and administrative	7,252	6,954	6,273
Preopening expenses	41	57	55
Provision for impaired assets and closing costs, net	17	—	14

Operating income	1,777	1,969	1,609
OTHER INCOME (EXPENSE)
Interest expense	(108)	(103)	(64)
Interest income and other	45	133	165

INCOME BEFORE INCOME TAXES	1,714	1,999	1,710
Provision for income taxes	628	716	627

NET INCOME	$1,086	$1,283	$1,083

NET INCOME PER COMMON SHARE:
Basic	$2.50	$2.95	$2.42

Diluted	$2.47	$2.89	$2.37

Shares used in calculation (000’s)
Basic	433,988	434,442	447,659
Diluted	440,454	444,240	457,641
Dividends per share	$0.68	$0.61	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE AT SEPTEMBER 3, 2006	462,279	$2	$2,823	$278	$6,041	$9,144
Comprehensive Income:
Net income	—	—	—	—	1,083	1,083
Foreign currency translation adjustment and other	—	—	—	93	—	93

Comprehensive income						1,176
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	9,735	—	351	—	—	351
Conversion of convertible notes	1,389	—	42	—	—	42
Stock repurchase	(36,390)	—	(233)	—	(1,746)	(1,979)
Stock-based compensation	—	—	135	—	—	135
Cash dividends	—	—	—	—	(246)	(246)

BALANCE AT SEPTEMBER 2, 2007	437,013	2	3,118	371	5,132	8,623
Cumulative effect of adjustments resulting from the adoption of FIN 48, net of tax	—	—	—	—	(6)	(6)

Adjusted balance at September 2, 2007	437,013	2	3,118	371	5,126	8,617
Comprehensive Income:
Net income	—	—	—	—	1,283	1,283
Foreign currency translation adjustment and other	—	—	—	(85)	—	(85)

Comprehensive income						1,198
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	9,299	—	363	—	—	363
Conversion of convertible notes	13	—	—	—	—	—
Stock repurchase	(13,812)	—	(104)	—	(783)	(887)
Stock-based compensation	—	—	166	—	—	166
Cash dividends	—	—	—	—	(265)	(265)

BALANCE AT AUGUST 31, 2008	432,513	2	3,543	286	5,361	9,192
Comprehensive Income:
Net income	—	—	—	—	1,086	1,086
Foreign currency translation adjustment and other	—	—	—	(182)	—	(182)

Comprehensive income						904
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	3,794	—	75	—	—	75
Conversion of convertible notes	562	—	19	—	—	19
Stock repurchase	(895)	—	(7)	—	(50)	(57)
Stock-based compensation	—	—	181	—	—	181
Cash dividends	—	—	—	—	(296)	(296)

BALANCE AT AUGUST 30, 2009	435,974	$2	$3,811	$104	$6,101	$10,018

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	52 Weeks ended August 30, 2009	52 Weeks ended August 31, 2008	52 Weeks ended September 2, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,086	$1,283	$1,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728	653	566
Stock-based compensation	181	166	135
Undistributed equity earnings in joint ventures	(33)	(41)	(34)
Net gain on sale of property, equipment, investments, and other	(2)	(22)	—
Provision on impaired assets	11	10	—
Minority interest earnings	13	12	6
Accretion of discount on long-term debt	3	3	3
Excess tax benefit on share based awards	(2)	(41)	(25)
Other-than-temporary impairment loss on investments	12	5	—
Other non-cash items, net	22	8	(5)
Change in deferred income taxes	70	21	(93)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	142	245	289
Increase in merchandise inventories	(394)	(192)	(273)
Increase in accounts payable	255	96	435

Net cash provided by operating activities	2,092	2,206	2,087

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $20, $21, and $42 of non-cash capital expenditures for 2009, 2008 and 2007, respectively	(1,250)	(1,599)	(1,386)
Proceeds from the sale of property and equipment	7	48	14
Purchases of short-term investments	(1,806)	(1,507)	(1,161)
Maturities of short-term investments	1,780	1,561	1,418
Sales of investments	183	165	496
Change in certain other assets and other, net	(9)	(14)	(36)
Investments transferred from cash and cash equivalents	(6)	(371)	—

Net cash used in investing activities	(1,101)	(1,717)	(655)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(22)	49	23
Repayments of short-term borrowings	(1,777)	(5,163)	(2,035)
Proceeds from short-term borrowings	1,669	5,250	2,045
Proceeds from issuance of long-term debt, net	—	103	1,994
Repayments of long-term debt	(6)	(69)	(307)
Cash dividend payments	(296)	(265)	(246)
Distribution to minority interests	(9)	—	—
Excess tax benefit on share based awards	2	41	25
Proceeds from stock-based awards, net	69	306	304
Repurchases of common stock	(69)	(895)	(1,978)

Net cash used in financing activities	(439)	(643)	(175)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14)	(7)	12

Net increase/(decrease) in cash and cash equivalents	538	(161)	1,269
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,619	2,780	1,511

CASH AND CASH EQUIVALENTS END OF YEAR	$3,157	$2,619	$2,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $8, $16, and $11 interest capitalized for 2009, 2008 and 2007, respectively)	$104	$106	$9
Income taxes	$565	$615	$786
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$19	$—	$43
Property acquired under a capital lease	$72	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, and its subsidiaries (“Costco” or the “Company”). All material inter-company transactions among the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At August 30, 2009, Costco operated 527 warehouses in 40 states and Puerto Rico (406 locations), nine Canadian provinces (77 locations), the United Kingdom (21 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations) and Australia (one location), as well as 32 locations in Mexico, through a 50%-owned joint venture.

In connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), the Company adjusted its beginning retained earnings balance for fiscal 2008 in the accompanying consolidated financial statements. See Note 9 for further discussion.

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to August 31. References to 2009, 2008 and 2007 relate to the 52-week fiscal years ended August 30, 2009, August 31, 2008, and September 2, 2007, respectively.

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

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than one week. Of the total cash and cash equivalents of $3,157 at August 30, 2009 and $2,619 at August 31, 2008, credit and debit card receivables were $758 and $788, respectively.

Short-term Investments

In general, short-term investments have a maturity of three months to five years at the date of purchase. Investments with maturities beyond five years may be classified as short-term based on their

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value as described in Notes 2 and 3, using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

Receivables, net

Receivables consist of the following at the end of 2009 and 2008:

	2009	2008
Vendor receivables, and other	$418	$361
Reinsurance receivables	169	152
Receivables from governmental entities	95	89
Other receivables	82	84
Third-party pharmacy receivables	73	66
Allowance for doubtful accounts	(3)	(4)

Receivables, net	$834	$748

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

Vendor Receivables and Allowances

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At the end of 2008, due to overall net inflationary trends, merchandise inventories valued at LIFO were lower than the FIFO value, resulting in a $32 charge to merchandise costs. During 2009, due to overall deflationary trends, the Company recorded a $32 benefit to merchandise costs to adjust inventories valued at LIFO. At the end of 2009 and 2007, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

	2009	2008
Merchandise inventories consist of:
United States (primarily LIFO)	$4,080	$3,856
Foreign (FIFO)	1,325	1,183

Total	$5,405	$5,039

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur that may

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups to be held and used, including warehouses to be relocated, the carrying value of the asset group is recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the group’s net carrying value. In the event that the carrying value is not recoverable, an impairment loss would be recognized for the asset group to be held and used as the excess of the carrying amount over the respective fair value. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or other valuation techniques. In 2009 and 2008, the Company recorded impairment charges of $11 and $10, respectively. For 2009, the charge was primarily related to the closure of its two Costco Home locations in July 2009. For 2008, the charge was primarily related to a warehouse that was demolished, rebuilt, and reopened in early 2009. No impairment charge for long-lived assets was recorded in 2007.

Other Assets

Other assets consist of the following at the end of 2009 and 2008:

	2009	2008
Investment in Costco Mexico	$319	$364
Prepaid rents, lease costs, and long-term deposits	170	167
Cash surrender value of life insurance	73	91
Goodwill, net	71	74
Notes receivable	56	59
Other	50	42
Long-term investments	3	68

Other Assets	$742	$865

The Company’s investments in Costco Mexico, a 50%-owned joint venture, and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The equity in earnings of Costco Mexico is included in interest income and other in the accompanying consolidated statements of income, and for 2009, 2008 and 2007, was $32, $41, and $33, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $266 and $234 at the end of 2009 and 2008, respectively. The investments and equity in earnings of other unconsolidated joint ventures are not material. The Company did not make any capital contributions to its investment in Costco Mexico in 2009, 2008, or 2007.

The Company adjusts the carrying value of its life insurance contracts to the net cash surrender value at the end of each reporting period. The adjustment reflects changes in the net realizable value of the employee life insurance contracts based largely on changes in investment assets underlying the policies and is included in selling, general, and administrative expenses. The net realizable value of these contracts is largely based on changes in investment assets underlying the policies and subject to conditions generally affecting equity and debt markets. The adjustment to cash surrender value was a decrement of $23 and $10 in 2009 and 2008, respectively, and a benefit of $6 in 2007. These amounts are reflected in other non-cash items, net, in cash flows from operations in the accompanying consolidated statements of cash flows.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

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

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at the end of 2009 and 2008 are $611 and $640, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance program, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2009 and 2008, these insurance liabilities of $500 and $485, respectively, were included in accounts payable, accrued salaries and benefits, and other current liabilities on the consolidated balance sheets, classified based on their nature.

The Company’s wholly-owned captive insurance subsidiary (the captive) received $120, $131, and $140 in direct premiums during 2009, 2008, and 2007, respectively. These revenues are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program. The member agreements and practices of the reinsurance program limit any participating members’ individual risk. Reinsurance premiums assumed and ceded were $76, $68, and $68 during 2009, 2008, and 2007, respectively. Both revenues and costs are presented on a net basis in selling, general and administrative expenses in the consolidated statements of income. Income statement adjustments related to the reinsurance program are recognized as information is received. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the agreement.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Other Current Liabilities

Other current liabilities consist of the following at the end of 2009 and 2008:

	2009	2008
2% Reward liability	$456	$422
Insurance related liabilities	241	238
Cash card liability	93	91
Other current liabilities	83	82
Sales return reserve	79	84
Sales and vendor consideration liabilities	68	79
Deferred sales adjustment	65	66
Tax-related liabilities	54	44
Interest payable	51	51

Other Current Liabilities	$1,190	$1,157

Derivatives

Effective November 24, 2008, the beginning of the Company’s second quarter of 2009, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (SFAS 161). The Company follows SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), in accounting for derivative and hedging activities.

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The forward foreign exchange contracts are entered into by the Company primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these instruments do not qualify for derivative hedge accounting. The Company uses these instruments to mitigate risk and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $183 and $90 at the end of 2009 and 2008, respectively. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this effectively mitigates counterparty risk. In addition, the contracts are limited to a time period of less than one year. See Note 3 for information on the fair value of these contracts.

At the end of 2009, the fair value of the Company’s derivatives, which do not qualify for hedge accounting under SFAS 133, was as follows:

	Asset	Liability
Forward foreign exchange contracts(1)	$2	$4

Total derivatives	$2	$4

(1)	The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The following table summarizes the amount of gain or (loss) recognized in interest income and other in the accompanying consolidated statements of income:

	2009	2008	2007
Forward foreign exchange contracts	$(5)	$6	$—

Total	$(5)	$6	$—

The Company is exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts with counterparties for approximately 24% of its warehouses and other facilities in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas and fuel for its gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under SFAS 133 and require no mark-to-market adjustment.

Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in Costco Mexico, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenues and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in interest income and other and were not significant in 2009, 2008, or 2007.

Revenue Recognition

The Company generally recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. The Company provides for estimated sales returns based on historical trends in merchandise returns. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

During 2007, in connection with changes to its consumer electronic returns policy, the Company developed more detailed operational data regarding member return patterns. The data indicated a longer timeframe over which returns are received than was previously estimated. Accordingly, during 2007 the Company increased the estimated sales returns reserve balance and recorded an adjustment to sales of $452 and a pretax charge to income of $94 for the related gross margin and disposition costs.

The Company evaluates whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue is

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. In 2007, the Company performed a detailed analysis of the timing of recognition of membership fees based on each member’s specific renewal date, as this methodology represented an improvement over the historical method, which was based on the period in which the fee was collected. This review resulted in a $56 reduction to membership fee revenue in 2007 and a corresponding increase to deferred membership fees on the Company’s consolidated balance sheet. This adjustment included both a change in method of applying an accounting principle to a preferable method and a correction for cumulative timing errors. The adjustment for the change in method and for the correction was recorded in full in the 2007 consolidated statement of income as the Company concluded the impact to the current and historical financial statements was not material.

As previously disclosed, effective with renewals occurring on and after March 1, 2009, the Company changed an element of its membership renewal policy. Memberships renewed within two months after expiration of the current membership year are extended for twelve months from the expiration date. (Under the previous policy, renewals within six months of the expiration date were extended for twelve months from the expiration date.) Memberships renewed more than two months after such expiration date are extended for twelve months from the renewal date. Although this change will have the effect of deferring recognition of certain membership fees paid by late-renewing members, the effect is not expected to be material.

The Company’s Executive members qualify for a 2% reward, which can be redeemed at Costco warehouses, up to a maximum of $500 per year, on all qualified purchases made at Costco. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales was $610, $571, and $488 in 2009, 2008, and 2007, respectively.

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration received. Merchandise costs also include salaries, benefits and depreciation on production equipment in certain fresh foods and ancillary departments.

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

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Marketing and Promotional Expenses

Costco’s policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and direct mail marketing programs to existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred and are included in selling, general and administrative, and preopening expenses in the accompanying consolidated statements of income.

Stock-Based Compensation

Compensation expense for all stock-based awards granted is recognized using the straight-line method. The fair value of restricted stock units (RSUs) is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period. The fair value of stock options is measured using the Black-Scholes valuation model. While options and RSUs granted to employees generally vest over five years, all grants allow for either daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The historical experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because the estimate is inconsequential in light of historical experience and considering the awards vest on either a daily or quarterly basis. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally is infrequent. Stock-based compensation expense is included in merchandise costs and selling, general and administrative expenses on the consolidated statements of income. See Note 7 for additional information on the Company’s stock-based compensation plans.

Preopening Expenses

Preopening expenses related to new warehouses, major remodels and expansions, new regional offices and other startup operations are expensed as incurred.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s relocation of certain warehouses (that were not otherwise impaired) to larger and better-located facilities. The provisions for 2009, 2008, and 2007 included charges in the amounts indicated below:

	2009	2008	2007
Warehouse closing expenses	$9	$9	$16
Impairment of long-lived operating assets	8	10	—
Net gains on sale of real property	—	(19)	(2)

Total	$17	$—	$14

Warehouse closing expenses primarily relate to accelerated building depreciation based on the shortened useful life through the expected closing date and remaining lease obligations, net of estimated sublease income, for leased locations. At the end of both 2009 and 2008, the Company’s reserve for warehouse closing costs was $5 and primarily related to future lease obligations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for details on the carrying value and fair value of the Company’s investments, derivative instruments, and fixed rate debt.

Interest Income and Other

Interest income and other includes:

	2009	2008	2007
Interest income	$27	$96	$128
Earnings of affiliates	33	42	36
Minority interest and other	(15)	(5)	1

Interest income and other	$45	$133	$165

Other-Than-Temporary Impairment

The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest income and other in the consolidated financial statements. The Company generally only invests in debt securities.

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 9 for additional information.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

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

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 6 for additional information.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) (other than guidance issued by the SEC) to be used in the preparation of financial statements. SFAS 168 is effective prospectively for financial statements issued for interim and annual periods ending after September 15, 2009. The Company must adopt these new requirements in its first quarter of fiscal 2010, which will result in expanded disclosure.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167), which revises the approach to determine the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 applies prospectively starting with the first interim financial period of the annual reporting period beginning after November 15, 2009. The Company must adopt these new requirements in its first quarter of fiscal 2011. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The Company adopted these new requirements in its fourth quarter of 2009. Adoption of this standard had no material impact on the Company’s consolidated financial statements.

In April 2009, three FASB Staff Positions (FSP) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses determining fair values in inactive markets; FSP FAS 115-2, “Recognition and Presentation of Other-

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Than-Temporary Impairments” addresses other-than-temporary impairments for debt securities; and FSP FAS 107-1, “Disclosures about Fair Value of Financial Instruments” requires interim disclosures about fair value of financial instruments. The Company adopted these FSPs in its fourth quarter of 2009, with no material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP 157-2 until August 31, 2009, the beginning of its fiscal year 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company’s financial position or results of operations and is summarized in Note 3. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010. SFAS 160 will change the accounting and reporting for minority interests, and require expanded disclosure.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments

The major categories of the Company’s investments are as follows:

Money market mutual funds:

The Company invests in money funds that seek to maintain a net asset value of a $1.00, while limiting overall exposure to credit, market, and liquidity risks.

U.S. government and agency securities:

These U.S. government secured debt instruments are publically traded and valued. Losses in this category are primarily due to market liquidity and interest rate reductions.

Corporate notes and bonds:

The Company evaluates its corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. The vast majority of the Company’s corporate debt securities are rated investment grade by the major rating agencies.

Asset and mortgage-backed securities:

The vast majority of the Company’s asset and mortgage-backed securities have investment grade credit ratings from the major rating agencies. These investments are collateralized by residential sub-prime credit, credit card receivables, commercial real estate, foreign mortgage receivables, and lease receivables. Estimates of fair value are based upon a variety of factors including, but not limited to, credit rating of the issuer, internal credit risk, interest rate variation, prepayment assumptions, and the potential for default.

Certificates of deposit:

Certificate of deposits are short-term interest-bearing debt instruments issued by various financial institutions with which the Company has an established banking relationship. Those certificates of deposit issued by U.S. financial institutions are insured by the Federal Deposit Insurance Corporation.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

The Company’s investments at August 30, 2009 and August 31, 2008, were as follows:

					Balance Sheet Classification
2009:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$13	$—	$—	$13	$13	$—
U.S. government and agency securities	400	3	—	403	403	—
Corporate notes and bonds	49	1	(1)	49	49	—
Asset and mortgage-backed securities	48	1	—	49	46	3

Total available-for-sale	510	5	(1)	514	511	3
Held-to-maturity:
Certificates of deposit	59	—	—	59	59	—

Total investments	$569	$5	$(1)	$573	$570	$3

					Balance Sheet Classification
2008:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$16	$—	$—	$16	$16	$—
U.S. government and agency securities	355	2	(1)	356	356	—
Corporate notes and bonds	115	1	(1)	115	99	16
Asset and mortgage-backed securities	113	—	(2)	111	84	27

Total available-for-sale	599	3	(4)	598	555	43
Held-to-maturity:
Certificates of deposit	1	—	—	1	1	—
Enhanced money funds	125	—	—	125	100	25

Total held-to-maturity	126	—	—	126	101	25

Total investments	$725	$3	$(4)	$724	$656	$68

For available-for-sale securities, proceeds from sales were $183, $165, and $496 in 2009, 2008, and 2007, respectively. Gross realized gains from sales were $5, $2, and $1 in 2009, 2008 and 2007, respectively, and gross realized losses from sales were $2 and $1 in 2009 and 2007, respectively. In 2008, gross realized losses from sales were not significant.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired:

	Less than 12 Months		Greater than or Equal to 12 Months
August 30, 2009	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
U.S. government and agency	$—	$—	$—	$—
Corporate notes and bonds	—	—	(1)	8
Asset and mortgage-backed securities	—	—	—	—

	$—	$—	$(1)	$8

August 31, 2008
U.S. government and agency	$(1)	$187	$—	$—
Corporate notes and bonds	(1)	61	—	—
Asset and mortgage-backed securities	(2)	58	—	—

	$(4)	$306	$—	$—

Gross unrealized holding losses of $1, at August 30, 2009, for investments held greater than or equal to twelve months pertained to the Company’s holdings in corporate notes and bonds. The unrealized loss on these securities largely reflects changes in interest rates and higher spreads driven by the challenging conditions in the credit markets. The $1 of gross unrealized losses is attributable to the Company’s holdings in eight individual securities from five issuers.

As the Company presently does not intend to sell its debt securities and believes that it is not more-likely-than-not that it will be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

In 2008, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assessed the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During 2009 and 2008, the Company recognized $12 and $5, respectively, of other-than-temporary impairment losses related to these securities. The losses are included in interest income and other in the accompanying consolidated statements of income. At August 30, 2009 and August 31, 2008, the balance of the Columbia fund was $27 and $104, respectively, on the consolidated balance sheets.

In 2008, two other enhanced money fund investments, BlackRock Cash Strategies, LLC (BlackRock) and Merrill Lynch Capital Reserve Fund, LLC (Merrill Lynch), ceased accepting redemption requests and commenced liquidation. As of August 31, 2008, the balance of the BlackRock and Merrill Lynch funds was $82 and $43, respectively, on the consolidated balance sheets. During 2009, these funds were liquidated and the Company received the remaining balances of its investment.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

During 2008, the Company reclassified $371 of these three funds from cash and cash equivalents to short-term investments and other assets. At August 30, 2009, $24 remained in short-term investments and $3 remained in other assets on the consolidated balance sheets, reflecting the timing of the expected distributions. At August 31, 2008, $161 was in short-term investments and $68 in other assets on the consolidated balance sheets.

The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

The maturities of available-for-sale and held-to-maturity securities at August 30, 2009 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$324	$325	$59	$59
Due after one year through five years	178	181	—	—
Due after five years	8	8	—	—

	$510	$514	$59	$59

Note 3—Fair Value Measurement

On September 1, 2008, the Company adopted SFAS 157, as amended by FSP 157-1, FSP 157-2, and FSP 157-3 and effective May 11, 2009, the Company adopted FSP 157-4 (collectively referred to as SFAS 157), for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial nonrecurring assets and liabilities included on the Company’s consolidated balance sheets include items, such as goodwill and long lived assets, that are measured at fair value to test for and measure an impairment charge, when necessary.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 3—Fair Value Measurement (Continued)

Level 2 includes assets and liabilities where quoted market prices are unobservable but observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, could be obtained from data providers or pricing vendors. The Company’s Level 2 assets and liabilities primarily include U.S. government and agency securities, investments in corporate notes and bonds, asset and mortgage-backed securities, and forward foreign exchange contracts. Valuation methodologies are based on “consensus pricing,” using market prices from a variety of industry-standard independent data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data, for which the Company typically receives independent external valuation information.

Level 3 is comprised of significant unobservable inputs for valuations from the Company’s independent data and a primary pricing vendor that are also supported by little, infrequent, or no market activity. Limited amounts of the Company’s investments, which comprise the majority of securities in the Columbia fund that have not yet been sold or liquidated, are invested in asset and mortgage-backed securities and corporate notes and bonds that are classified as Level 3 based upon management’s assessment of the available inputs. Management considers indicators of significant unobservable inputs such as the lengthening of maturities, later-than-scheduled payments, and any remaining individual securities that have otherwise matured, as indicators of Level 3. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable, unavailable or management concludes that even though there may be some observable inputs, an item should be classified as a Level 3 based on other indicators of significant unobservable inputs, such as situations involving limited market activity, where determination of fair value requires significant judgment or estimation. The Company utilizes the services of a primary pricing vendor, which does not provide access to their proprietary valuation models, inputs and assumptions. While the Company is not provided access to proprietary models of the vendor, the Company reviewed and contrasts pricing received with other pricing sources to ensure accuracy of each asset class for which prices are provided. The Company’s review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process that is continually performed for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. The Company believes that the prices received from the primary pricing vendor are representative of exit prices in accordance with SFAS 157, as amended, and are classified appropriately in the SFAS 157 hierarchy.

During the third quarter of 2009, the Company considered continuing indicators of significant unobservable inputs, such as the lengthening of maturities, later-than-scheduled payments, and any securities that have defaulted, as Level 3 inputs for valuation. This resulted in a transfer of $37 into Level 3 from Level 2. Transfers into and out of Level 3 from Level 2, where applicable, are reported using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. During the fourth quarter of 2009, the Company expanded its description of Level 3 input evaluation to address pricing elements of adopting FSP 157-4. This updated description did not change the current period’s price evaluation as the pricing modeling used by the Company’s primary

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 3—Fair Value Measurement (Continued)

pricing vendor during the previous quarter accounted for inputs in accordance with the newly adopted standard. At August 30, 2009, all of the Company’s Level 3 investments of $26, were comprised of individual securities in the Columbia fund and represent the majority of the balance of the fund at August 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of August 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3
Assets / (liabilities):
Money market mutual funds	$1,597	$—	$—
Investment in U.S. government and agency securities	—	403	—
Investment in corporate notes and bonds	—	35	14
Investment in asset and mortgage-backed securities	—	37	12
Forward foreign exchange contracts, in asset position(1)	—	2	—
Forward foreign exchange contracts, in liability position(1)	—	(4)	—

Total	$1,597	$473	$26

(1)	See Note 1 for additional information on derivative instruments.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended August 30, 2009:

	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	3	3
Included in interest income and other	(4)	(6)	(10)
Purchases, issuances, and (settlements)	(17)	(23)	(40)
Net transfers in	23	32	55

Balance, end of period	$14	12	26

Change in unrealized gains (losses) included in interest income and other related to assets held as of August 30, 2009	$(4)	(4)	(8)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2, the Company previously held enhanced money fund investments within the BlackRock and Merrill Lynch portfolios, which were classified as held-to-maturity. During 2009, these portfolios fully liquidated. The Company did not record any other-than-temporary impairment losses on these investments throughout the timeframe they were held.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in U.S. dollars)

Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Credit Line Usage at August 30, 2009			Available Credit	Applicable Interest Rate
				Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short- Term Borrowing
U.S.	Uncommitted Stand By Letter of Credit	N/A	$22	$22	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	50	—	20	—	30	N/A
Australia(1)	Guarantee Line	N/A	8	—	—	—	8	N/A
Canada(1)	Multi-Purpose Line	March-10	28	18	—	—	10	1.76%
Japan(1)	Revolving Credit	February-10	37	—	—	8	29	0.64%
Japan(1)	Bank Guaranty	March-10	11	11	—	—	—	N/A
Japan(1)	Revolving Credit	February-10	37	—	—	8	29	0.70%
Japan(2)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A
Korea(1)	Multi-Purpose Line	March-10	10	1	—	—	9	3.75%
Taiwan	Multi-Purpose Line	January-10	15	4	—	—	11	2.50%
Taiwan	Multi-Purpose Line	July-10	15	3	—	—	12	2.59%
United Kingdom	Revolving Credit	February-10	66	—	—	—	66	0.82%
United Kingdom	Uncommitted Money Market Line	N/A	33	—	—	—	33	3.05%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	—	49	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	—	1	—	2	N/A

	TOTAL		$388	$62	$21	$16	$289

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.

(2)	The letter of guarantee is fully cash-collateralized by the subsidiary.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Credit Line Usage at August 31, 2008			Available Credit	Applicable Interest Rate
				Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short Term Borrowing
U.S.	Uncommitted Stand By Letter of Credit	N/A	$25	$25	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	160	—	45	—	115	N/A
Australia(1)	Guarantee Line	N/A	9	3	—	—	6	N/A
Canada(1, 3)	Multi-Purpose Line	March-09	142	20	—	85	37	3.43%
Japan(1)	Revolving Credit	February-09	32	—	—	4	28	1.00%
Japan(1)	Bank Guaranty	February-09	9	9	—	—	—	N/A
Japan(1)	Revolving Credit	February-09	32	—	—	14	18	1.04%
Korea(1)	Multi-Purpose Line	March-09	11	1	1	—	9	6.53%
Taiwan	Multi-Purpose Line	January-09	16	5	—	—	11	4.50%
Taiwan	Multi-Purpose Line	July-09	16	2	—	—	14	4.59%
United Kingdom	Revolving Credit	February-10	73	—	—	—	73	5.67%
United Kingdom	Uncommitted Money Market	May-09	37	—	—	31	6	5.36%
United Kingdom	Overdraft Line	May-09	64	—	—	—	64	6.00%
United Kingdom(2)	Letter of Guarantee	N/A	4	4	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	—	1	—	2	N/A

	TOTAL		$633	$69	$47	$134	$383

(1)	This entity’s credit facility is guaranteed by the U.S. parent company, Costco Wholesale Corporation.

(2)	The letter of guarantee is fully cash-collateralized by the United Kingdom subsidiary.

(3)	The amount shown for short-term borrowings under this facility is net of a note issue discount, which is excluded from the available credit amount.

Note: The Company has letter of credit facilities (for commercial and standby letters of credit) totaling $116 and $239 as of August 30, 2009 and August 31, 2008, respectively. The outstanding commitments under these facilities at August 30, 2009 and August 31, 2008 totaled $83 and $116, respectively, including $62 and $69, respectively, in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit (standby and/or commercial) or short-term borrowings will result in a corresponding decrease in available credit.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

Short-Term Borrowings

The weighted average borrowings, maximum borrowings, and weighted average interest rate under all short-term borrowing arrangements were as follows for 2009 and 2008:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Year ended August 30, 2009
Bank borrowings:
Canada	$90	$64	2.80%
United Kingdom	31	23	1.72
Japan	29	22	0.93
Bank overdraft facility:
United Kingdom	20	4	1.64
Other:
United Kingdom Money Market Line Borrowing	31	13	4.47

Year ended August 31, 2008
Bank borrowings:
Canada	$175	$82	3.79%
United Kingdom	32	22	5.87
Japan	22	15	1.07
Bank overdraft facility:
United Kingdom	8	2	6.26
Other:
United Kingdom Money Market Line Borrowing	38	16	5.56

At August 30, 2009, the Company was in compliance with all restrictive covenants of its short-term borrowings.

Long-Term Debt

Long-term debt at August 30, 2009 and August 31, 2008 consisted of the following:

	2009	2008
5.5% Senior Notes due March 2017	$1,096	$1,095
5.3% Senior Notes due March 2012	899	898
2.695% Promissory notes due October 2017	69	60
0.92% Promissory notes due April 2010	43	37
3.5% Zero Coupon convertible subordinated notes due August 2017	32	49
0.35% over Yen Tibor (6-month) Term Loan due June 2018	32	28
0.88% Promissory notes due November 2009	32	28
Capital lease obligations and other	84	17

Total long-term debt	2,287	2,212
Less current portion	81	6

Long-term debt, excluding current portion	$2,206	$2,206

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

In July 2009, the Company entered into a capital lease for a new warehouse location and recorded a liability in the amount of $72, representing the net present value of $150 in aggregate future minimum lease payments at an imputed interest rate of 5.4%. This lease expires and becomes subject to a renewal clause in 2040. As of August 30, 2009, $71 is included in long-term debt and $1 in the current portion of long-term debt on the consolidated balance sheets. The Company has other minor capital lease obligations that amounted to $5 at the end of 2009 and 2008.

In June 2008, the Company’s wholly-owned Japanese subsidiary entered into a ten-year term loan in the amount of $32, with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.95% and 1.24% at August 30, 2009 and August 31, 2008, respectively) on the outstanding balance. The net proceeds were used to repay the 1.187% Promissory Notes due in July 2008 and for general corporate purposes. Interest is payable semi-annually in December and June and principal is due in June 2018.

In October 2007, the Company’s wholly-owned Japanese subsidiary issued promissory notes through a private placement in the amount of $69, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The proceeds were used to repay the 2.07% Promissory Notes in October 2007 and for general corporate purposes.

In February 2007, the Company issued $900 of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2 and $1,100 of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $6 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year and the net proceeds were used, in part, to repay the 5.5% 2002 Senior Notes due in March 2007. The $8 discount and $2 issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes. The Company, at its option, may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In April 2003, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.92% in the amount of $43, through a private placement. Interest is payable semi-annually and principal is due in April 2010. In November 2002, the Company’s wholly-owned Japanese subsidiary issued promissory notes bearing interest at 0.88% in the aggregate amount of $32, through a private placement. Interest is payable semi-annually and principal is due in November 2009. The Company guarantees all of the promissory notes issued by its wholly-owned Japanese subsidiary.

In August 1997, the Company sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The current Zero Coupon Notes outstanding are convertible into a maximum of 961,000 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require the Company to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. The Company, at its option, may redeem the Zero Coupon Notes

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

(at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 30, 2009, $858 in principal amount of the Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which $25, $1, and $61 in principal were converted in 2009, 2008, and 2007, respectively, or $19 and $42 in 2009 and 2007, respectively, after factoring in the related debt discount. In 2008, the conversion of principle for Zero Coupon Notes after factoring the related debt discount was not significant.

At August 30, 2009, the fair value of the Zero Coupon Notes, based on market quotes, was approximately $44, the fair value of the 2012 Notes and 2017 Notes was $973 and $1,213, respectively, and the fair value of other long-term debt approximated its carrying value. The fair value of the Zero Coupon Notes and the 2007 Senior Notes are based on quoted market prices of similar types of borrowing arrangements or the Company’s current incremental borrowing rate, if applicable.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2010	$81
2011	2
2012	900
2013	1
2014	2
Thereafter	1,301

Total	$2,287

Note 5—Leases

The Company leases land and/or buildings at 112 of the 527 warehouses open at August 30, 2009, and certain other office and distribution facilities primarily under operating leases. These leases expire at various dates through 2049, with the exception of one lease in the Company’s United Kingdom subsidiary, which expires in 2151. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third party purchase offer.

The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on the price indices, and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume. Contingent rents have not been material. Certain leases may require the Company to incur costs to return leased property to its original condition, such as the removal of gas tanks. The Company has recorded the estimated asset retirement obligation associated with these leases, which amounted to $24 at the end of 2009.

Aggregate rental expense for 2009, 2008, and 2007 was $177, $167, and $143, respectively.

The Company has sub-leases related to certain of its operating lease agreements. During 2009, 2008 and 2007, the Company recognized sub-lease income of $10, $10, and $9, respectively, which is included in interest income and other in the consolidated statements of income.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 5—Leases (Continued)

Future minimum payments, net of sub-lease income of $163 for all years combined, during the next five fiscal years and thereafter under non-cancelable operating leases with terms of at least one year, at August 30, 2009, were as follows:

2010	$145
2011	139
2012	127
2013	126
2014	121
Thereafter	1,351

Total minimum payments	$2,009

Note 6—Stockholders’ Equity

Dividends

In 2009, the Company paid quarterly cash dividends totaling $0.68 per share. In 2008 and 2007, the Company paid quarterly cash dividends totaling $0.61 and $0.55 per share, respectively. The Company’s current quarterly dividend rate is $0.18 per share or $0.72 per share on an annualized basis.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

The Company’s stock repurchase activity during 2009, 2008, and 2007 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2009	895	$63.84	$57
2008	13,812	64.22	887
2007	36,390	54.39	1,979

These amounts differ from the stock repurchase balances in the consolidated statements of cash flows to the extent that repurchases had not settled at the end of the fiscal year. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Amounts remaining under stock repurchase authorizations of the Board of Directors at the end of 2009 are detailed below:

Date Authorized	Amount Authorized	Amount Repurchased	Amount Remaining
Prior to September 2007	$4,500	$4,500	$—
September 2007 (expires in August 2010)	300	298	2
November 2007 (expires in November 2010)	1,000	—	1,000
July 2008 (expires in July 2011)	1,000	—	1,000

Total	$6,800	$4,798	$2,002

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 6—Stockholders’ Equity (Continued)

Comprehensive Income

Comprehensive income includes net income plus certain other items that are recorded directly to stockholders’ equity. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments and their related tax effects.

The following table shows the components of comprehensive income, net of related tax effects:

	2009	2008	2007
Unrealized gain on short-term investments	$5	$—	$6
Tax provision	(2)	—	(2)

Unrealized gain on short term investments, net of tax	3	—	4
Foreign currency translation adjustment	(185)	(89)	93
Tax benefit on translation gain (loss) in relation to earnings subject to repatriation	—	4	(4)

Other comprehensive (loss) income adjustments, net	(182)	(85)	93
Net income	1,086	1,283	1,083

Total comprehensive income	$904	$1,198	$1,176

The components of accumulated other comprehensive income, net of tax, were as follows:

	2009	2008
Unrealized gains on short-term investments	$3	$—
Foreign currency translation adjustment and other	101	286

Accumulated other comprehensive income	$104	$286

Note 7—Stock-Based Compensation Plans

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans, and since the fourth quarter of fiscal 2006, the Company has granted RSUs in lieu of stock options under the Second Restated 2002 Plan. In the second quarter of 2008, the Second Restated 2002 Plan was amended following shareholder approval and is now referred to as the Third Restated 2002 Plan. The Third Restated 2002 Plan authorized the issuance of an additional eight million shares of common stock for future grants in addition to grants previously authorized. The Third Restated 2002 Plan was amended by the Board of Directors in July 2008 (Fourth Restated 2002 Plan). Under the Fourth Restated 2002 Plan, prospective grants of RSUs are subject, upon certain terminations of employment, to quarterly, as opposed to daily vesting. Previously awarded RSU grants continue to involve daily vesting upon certain terminations of employment. Additionally, employees who attain certain years of service with the Company will receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The first grant impacted by these amendments occurred in the first quarter of 2009. Each share issued in respect of stock bonuses or stock units is counted as 1.75 shares toward the limit of shares made available under the Fourth Restated 2002 Plan. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

Summary of Stock Option Activity

The following table summarizes stock option transactions during 2009:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2008	21,394	$40.04
Granted	—	—
Exercised	(2,539)	39.05
Forfeited or expired	(113)	40.77

Outstanding at the end of 2009(2)	18,742	$40.17	3.95	$218

Exercisable at the end of 2009	16,588	$39.62	3.73	$202

(1)	The difference between the original exercise price and market value of common stock at August 30, 2009.

(2)	Stock options generally vest over five years and have a ten-year term.

The following is a summary of stock options outstanding at the end of 2009 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted- Average Exercise Price
$30.41–$37.35	7,498	3.60	$35.16	7,498	$35.16
$37.44–$43.00	3,377	1.96	40.45	3,377	40.45
$43.79–$43.79	5,953	5.59	43.79	4,295	43.79
$45.99–$52.50	1,914	3.72	48.01	1,418	48.63

	18,742	3.95	$40.17	16,588	$39.62

At the end of 2008 and 2007, there were 15,735 and 19,283 options exercisable at weighted average exercise prices of $39.14 and $38.35, respectively.

The tax benefits realized and intrinsic value related to total stock options exercised during 2009, 2008 and 2007 are provided in the following table:

	2009	2008	2007
Actual tax benefit realized for stock options exercised	$10	$86	$66
Intrinsic value of stock options exercised(1)	$27	$262	$213

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

U.S. Attorney’s Office Investigation on Certain Stock Options

As previously disclosed, in March 2007, the Company was informed by the U.S. Attorney’s Office in the Western District of Washington that the office was conducting an investigation of the Company’s past stock option granting practices to determine whether there had been any violations of federal law. As part of this investigation, the U.S. Attorney’s Office served a grand jury subpoena on the Company, seeking documents and information relating to its historic stock option grants. On February 12, 2009, the U.S. Attorney’s Office publicly announced that it had closed its investigation.

Employee Tax Consequences on Certain Stock Options

As previously disclosed, in 2006, a special committee of independent directors was formed to determine whether the stated grant dates of stock options were supported by the Company’s books and records. In connection with this review and guidance issued by the U.S. Internal Revenue Service in 2006, the Compensation Committee of the Board of Directors approved a program intended to protect approximately 1,000 Company employees who are United States taxpayers from certain adverse tax consequences resulting from their options having been granted originally at prices lower than the market value. The program involved increasing the exercise prices on certain stock options granted from 2000 to 2003 and, in turn, the Company making payments to employees in an amount approximately equal to the increase in the exercise price. In 2007, as a result of this program, the Company made cash payments totaling $19 to approximately 1,000 employees, which resulted in a pre-tax stock compensation charge of $8 (“incremental fair value”). The difference between the cash payment and the incremental fair value of $11 was recognized as a reduction to additional paid-in capital, as it represented a partial cash settlement of the original award because no future service was required to earn the cash payment.

Also connected with this review, the Company is examining alternatives to mitigate the potential adverse tax consequences associated with effected unexercised options held by Canadian employees that were the subject of an accounting adjustment in fiscal 2006. During 2009 and 2008, the Company made payments of approximately $7 and $38, respectively, to employees in Canada related to options exercised in calendar years 2004 through the end of calendar year 2008. The related liability as of the end of 2009 and 2008 was $2 and $9, respectively.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting upon qualified retirement for recipients that have attained certain years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. At the end of 2009, 5,343,000 RSUs were available to be granted to eligible employees and directors under the Fourth Restated 2002 Plan.

The following awards were outstanding at the end of 2009:

•	7,828,000 shares of time-based RSUs in which the restrictions lapse upon the achievement of continued employment over a specified period of time; and

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

•

703,000 performance RSUs, of which 305,000 will be formally granted to certain executive officers of the Company upon the official certification of the attainment of specified performance targets for 2009. Once formally granted, the restrictions lapse upon achievement of continued employment over a specified period of time.

The following table summarizes RSU transactions during 2009:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at the end of 2008	6,705	$56.97
Granted	3,691	50.85
Vested	(1,722)	55.69
Forfeited	(143)	55.64

Non-vested at the end of 2009	8,531	$54.60

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under the Company’s plans:

	2009	2008	2007
Restricted stock units	$132	$97	$52
Stock options	49	69	83
Incremental expense related to modification of certain stock options	—	—	8

Total stock-based compensation expense before income taxes	181	166	143
Income tax benefit	(60)	(55)	(47)

Total stock-based compensation expense, net of income tax	$121	$111	$96

The remaining unrecognized compensation cost related to non-vested RSUs at August 30, 2009, was $345, and the weighed-average period of time over which this cost will be recognized is 3.3 years. The remaining unrecognized compensation cost related to unvested stock options at August 30, 2009, was $20, and the weighted-average period of time over which this cost will be recognized is 0.6 years.

Note 8—Retirement Plans

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 8—Retirement Plans (Continued)

The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary. Certain other foreign operations have defined benefit and contribution plans that are not significant. Amounts expensed under all plans were $287, $272, and $239 for 2009, 2008, and 2007, respectively.

Note 9—Income Taxes

Effective September 3, 2007, the Company adopted FIN 48, which clarified the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The cumulative effect of the initial adoption of FIN 48 was an increase of $6 to the Company’s liability for uncertain tax positions. The impact of this adjustment was to decrease the beginning balance of retained earnings and to increase the Company’s liability for uncertain tax positions and related interest by a corresponding amount.

Upon adoption of FIN 48, the Company had approximately $103 of gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2009 and 2008 is as follows:

	2009	2008
Gross unrecognized tax benefit at beginning of year	$98	$103
Gross increases—current year tax positions	9	7
Gross increases—tax positions in prior years	6	13
Gross decreases—tax positions in prior year	(2)	(11)
Settlements	(31)	(12)
Lapse of statute of limitations	—	(2)

Gross unrecognized tax benefit at end of year	$80	$98

Included in the balance at August 30, 2009, are $50 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $20 and $35 at August 30, 2009 and August 31, 2008, respectively.

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense, which is consistent with the classification prior to the adoption of FIN 48. During the year, the Company recognized $4 of interest expense and penalties. Accrued interest and penalties are $20 and $24 at August 30, 2009 and August 31, 2008, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

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

The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2004. The Company is currently subject to examination in Canada for fiscal years 2002 to present and in California for fiscal years 2004 to present. No other examinations are believed to be material.

Income before income taxes is comprised of the following:

	2009	2008	2007
Domestic (including Puerto Rico)	$1,426	$1,542	$1,374
Foreign	288	457	336

Total	$1,714	$1,999	$1,710

The provisions for income taxes for 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Federal:
Current	$396	$470	$520
Deferred	67	35	(74)

Total federal	463	505	446

State:
Current	66	84	81
Deferred	12	(7)	(9)

Total state	78	77	72

Foreign:
Current	94	138	118
Deferred	(7)	(4)	(9)

Total foreign	87	134	109

Total provision for income taxes	$628	$716	$627

Tax benefits associated with the exercise of employee stock options and other employee stock programs were allocated to shareholders’ equity in the amount of $2, $62, and $42, in 2009, 2008, and 2007, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The reconciliation between the statutory tax rate and the effective rate for 2009, 2008, and 2007 is as follows:

	2009		2008		2007
Federal taxes at statutory rate	$599	35.0%	$699	35.0%	$598	35.0%
State taxes, net	48	2.8	51	2.6	43	2.5
Foreign taxes, net	(19)	(1.1)	(23)	(1.2)	(7)	(0.4)
Tax (provision) benefit on unremitted earnings	(1)	(0.1)	4	0.2	—	—
Other	1	0.1	(15)	(0.8)	(7)	(0.4)

Total	$628	36.7%	$716	35.8%	$627	36.7%

The components of the deferred tax assets and liabilities are as follows:

	2009	2008
Stock options	$117	$98
Deferred income/membership fees	94	62
Excess foreign tax credits	—	4
Accrued liabilities and reserves	408	431
Other	48	59

Total deferred tax assets	667	654

Property and equipment	403	351
Merchandise inventories	184	146
Translation gain	—	5

Total deferred tax liabilities	587	502

Net deferred tax assets	$80	$152

The deferred tax accounts at the end of 2009 and 2008 include current deferred income tax assets of $247 and $261, respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $7 and $5, respectively, included in other assets; current deferred income tax liabilities of $0 and $1, respectively, included in other current liabilities; and non-current deferred income tax liabilities of $174 and $114, respectively, included in deferred income taxes and other liabilities.

The effective income tax rate on earnings was 36.7% in 2009, 35.8% in 2008, and 36.7% in 2007. During 2008 and 2007, the Company distributed $104 and $120 respectively in earnings from its Canadian operations. In 2009, the distribution was not material.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. affiliates, including its 50% owned investment in the Mexico corporate joint venture, aggregating $1,554 and $1,235 at the end of 2009 and 2008, respectively, as such earnings are deemed indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit associated with such earnings if such earnings were not deemed to be indefinitely reinvested.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 10—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s).

	2009	2008	2007
Net income available to common stockholders used in basic net income per share	$1,086	$1,283	$1,083
Interest on convertible notes, net of tax	1	1	1

Net income available to common stockholders after assumed conversions of dilutive securities	$1,087	$1,284	$1,084

Weighted average number of common shares used in basic net income per share	433,988	434,442	447,659
Stock options and restricted stock units	5,072	8,268	7,621
Conversion of convertible notes	1,394	1,530	2,361

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share per share	440,454	444,240	457,641

Anti-dilutive stock options and RSUs	8,045	11	692

Note 11—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Two cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was finalized by the court on May 13, 2008. The parties in Randall have agreed on a partial settlement of the action (resolving all claims except for the miscalculation claim), requiring a payment of up to $16 by the Company, which was reserved for in 2008. The Court granted final approval of the settlement on June 22, 2009. Settlement distribution is underway. The miscalculation claim from the Randall case was refiled as a separate action by stipulation, alleging that the Company miscalculated the rates of pay for all department and ancillary managers in California in violation of Labor Code Section 515(d). On October 2, 2009, the court granted the Company’s motion for summary judgement. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805. In the Williams action, the parties have achieved a settlement in principle for a gross amount of $440 thousand. Any settlement will be subject to court approval.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime compensation. The complaint alleges misclassification of certain California managers. On March 6, 2008, Costco filed a motion to dismiss. On May 15, 2008, the court partially granted the

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

motion, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Plainiff’s class certification motion is pending. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that effectively deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company’s motion to dismiss was partially granted. Discovery is ongoing. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. A similar purported class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, claiming denial of wages and false imprisonment during the post-closing jewelry and till “pull,” when security measures allegedly cause employees to be locked in the warehouses. This complaint has not yet been served on the Company. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees—an “Unpaid Wage Class” and a “Wage Statement Class.” The “Unpaid Wage Class” alleges that the Company improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” alleges that final paychecks do not contain the accurate and itemized information legally required for wage statements. On May 29, 2008, the court granted in part a motion to dismiss, dismissing with prejudice the wage-itemization claims. On May 5, 2009, the Court denied the Company’s motion for summary judgment. Plaintiff’s class certification motion is pending. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

Claims in these actions are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On May 11, 2007, the United States Court of Appeals for the Ninth Circuit granted a petition to hear the Company’s appeal of the certification. The appeal was argued on April 14, 2008. Proceedings in the district court have been stayed during the appeal. The parties await a decision from the Ninth Circuit.

Class actions stated to have been brought on behalf of certain present and former Costco members:

In Evans, et ano, v. Costco Wholesale Corp., No. BC351869 (Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

New York common law and statutes in connection with a membership renewal practice. Under that practice, members who paid their renewal fees late generally had their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. On April 2, 2009, the district court preliminarily approved a settlement that, if finally approved, will resolve both of these actions. The settlement entails a provisional certification of a nationwide class of present and former Costco members who from March 1, 2001, to March 31, 2009, paid their membership renewal fees late and had their renewal periods commence at the prior year’s expiration date rather than the date of payment. Depending upon their individual circumstances, class members can be eligible for up to a three-month extension of their current membership or, if they are no longer Costco members, a temporary membership of up to three months. Other than payments to two class representatives, the settlement does not provide for cash payments to class members. The Company has agreed not to oppose a request for an award of attorneys’ fees to class counsel in an amount up to $5. A hearing is set for October 16, 2009, for the court to consider whether the settlement should receive final approval. In the third quarter of 2009, the Company recorded an adjustment to deferred membership fees of $27 and a reserve was established in the amount of $7 to cover the expected costs of the certificates, payment of attorneys’ fees to class counsel, and certain expenses of settlement administration. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/renewalsettlement.pdf.

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21,

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to approval by the court, the Company has agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement and set a hearing for April 1, 2010, to consider final approval of the settlement. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/fuelsettlement.pdf.

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Plaintiffs filed a consolidated complaint on July 18, 2008. With respect to the Company, plaintiffs seek to certify four classes of people who purchased Costco organic milk. Aurora has maintained that it has held and continues to hold valid organic certifications. The consolidated complaint seeks, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys’ fees. On June 3, 2009, the court entered an order dismissing with prejudice, among others, all claims against the Company. Plaintiffs have appealed the dismissal.

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

The Company has been named as a defendant in a purported nationwide class action relating to sales of certain waffles, which alleges that labeling (provided by the Company’s supplier) of these items was deceptive and misleading. Hodes, et al., v. Van’s International Foods, et al., United States District Court for the Central District of California, Case No. CV 09-01530. The complaint asserts causes of action for fraud, breach of warranty, false advertising under California Business and Professions Code sections 17500 et seq., and unfair business practices under California Business and Professions Code sections 17200 et seq. Relief sought includes compensatory, consequential, and punitive damages, restitution, prejudgment interest, costs, and attorneys’ fees. By orders dated June 23, and July 23, 2009, the district court dismissed the fraud claim against the Company and denied the plaintiffs’ motion for class certification. On September 23, 2009, the district court dismissed the action for lack of jurisdiction. Plaintiff is seeking to appeal the denial of class certification.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

In Verzani v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiffs allege claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and provides shrimp consistent with the disclosed weight. By orders dated July 29 and August 6, 2009, the court denied the preliminary injunction motion and dismissed the claim for breach of contract. Plaintiffs are appealing.

Three shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleges, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserts claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The second action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and names as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleges that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserts claims under both state law and the federal securities laws and seeks relief comparable to that sought in the state court action described above. Plaintiff further alleges that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleges, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it is further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleges that false and misleading statements inflated the market price

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The third action, Daniel Buckfire v. James D. Sinegal, et al., No. 2:09-cv-00893-TSZ (United States District Court for the Western District of Washington), was filed on or about June 29, 2009, and contains allegations substantially similar to those in the Pirelli action. On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint, to which the defendants have yet to respond. That complaint is largely similar to previous filings, except that: it challenges additional grants (in 1995, 1996, and 2004) and alleges that additional federal securities law filings, including proxy statements and SEC Forms 10-K, Forms 10-Q and related officer certifications (generally from 1996 through and including 2008) were false and misleading for failure to adequately disclose circumstances surrounding grants of options; and now includes as defendants only the following individuals: James D. Sinegal, Richard A. Galanti, Jeffrey H. Brotman, Hamilton E. James, John W. Meisenbach, Jill S. Ruckelshaus, Charles T. Munger, Benjamin S. Carson, Sr., Richard D. DiCerchio, and David S. Petterson.

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company has responded to these allegations, is engaged in communications with the Department about these and additional allegations made by letter dated September 10, 2009, and has entered into a tolling agreement.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 12—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, Australia, the United Kingdom, and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are based on management’s organization of the operating segments for making operational decisions and assessments of financial performance, which considers geographic locations. The investment in the Mexico joint-venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements.

	United States Operations(a)	Canadian Operations		Other International Operations	Total
Year Ended August 30, 2009
Total revenue	$56,548	$9,737		$5,137	$71,422
Operating income	1,273	354		150	1,777
Depreciation and amortization	589	90		49	728
Capital expenditures, net	904	135		211	1,250
Property and equipment, net	8,415	1,394		1,091	10,900
Total assets	17,228	2,641		2,110	21,979
Net assets	7,458	1,470		1,090	10,018

Year Ended August 31, 2008
Total revenue	$56,903	$10,528		$5,052	$72,483
Operating income	1,393	420		156	1,969
Depreciation and amortization	511	92		50	653
Capital expenditures, net	1,190	246		163	1,599
Property and equipment, net	8,016	1,371		968	10,355
Total assets	16,345	2,477		1,860	20,682
Net assets	6,882	1,292		1,018	9,192

Year Ended September 2, 2007
Total revenue	$51,532	$8,724		$4,145	$64,401
Operating income	1,217	287	(b)	105	1,609
Depreciation and amortization	449	73		44	566
Capital expenditures, net	1,105	207		74	1,386
Property and equipment, net	7,357	1,237		926	9,520
Total assets	15,577	2,280		1,750	19,607
Net assets	6,451	1,157		1,015	8,623

The material accounting policies of the segments are the same as those described in Note 1. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(a)

Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

(b)

Includes a $39 charge related to protecting employees from adverse tax consequences resulting from the Company’s internal review of its historical stock option grant practices in 2006 of certain stock options (See Note 7).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for 2009 and 2008.

	52 Weeks Ended August 30, 2009
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks		Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$16,036	$16,488	$15,477		$21,888	$69,889
Membership fees	359	355	329	(a)	490	1,533

Total revenue	16,395	16,843	15,806		22,378	71,422
OPERATING EXPENSES
Merchandise costs	14,276	14,771	13,776		19,512	62,335
Selling, general and administrative	1,677	1,666	1,655		2,254	7,252
Preopening expenses	13	7	9		12	41
Provision for impaired assets and closing costs, net	7	1	7		2	17

Operating income	422	398	359		598	1,777
OTHER INCOME (EXPENSE)
Interest expense	(25)	(25)	(25)		(33)	(108)
Interest income and other	18	8	4		15	45

INCOME BEFORE INCOME TAXES	415	381	338		580	1,714
Provision for income taxes	152	142	128		206	628

NET INCOME	$263	$239	$210		$374	$1,086

NET INCOME PER COMMON SHARE:
Basic	$0.61	$0.55	$0.48		$0.86	$2.50

Diluted	$0.60	$0.55	$0.48		$0.85	$2.47

Shares used in calculation (000’s)
Basic	432,451	433,476	434,354		435,255	433,988
Diluted	440,533	439,688	439,997		441,699	440,454
Dividends per share	$0.160	$0.160	$0.180		$0.18	$0.68

(a)	Includes a $27 decrease to membership fees related to a proposed litigation settlement concerning our membership renewal policy (See Note 11 - Commitments and Contingencies).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 31, 2008
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$15,472	$16,616	$16,263	$22,626	$70,977
Membership fees	338	343	351	474	1,506

Total revenue	15,810	16,959	16,614	23,100	72,483
OPERATING EXPENSES
Merchandise costs	13,824	14,833	14,548	20,298 (b)	63,503
Selling, general and administrative	1,570	1,615	1,582	2,187	6,954
Preopening expenses	21	10	9	17	57
Provision for impaired assets and closing costs, net	—	(3)	9	(6)	—

Operating income	395	504	466	604	1,969
OTHER INCOME (EXPENSE)
Interest expense	(23)	(23)	(25)	(32)	(103)
Interest income and other	33	41	24	35	133

INCOME BEFORE INCOME TAXES	405	522	465	607	1,999
Provision for income taxes	143	194	170	209	716

NET INCOME	$262	328	295	$398	$1,283

NET INCOME PER COMMON SHARE:
Basic	$0.60	$0.75	$0.68	$0.92	$2.95

Diluted	$0.59	$0.74	$0.67	$0.90	$2.89

Shares used in calculation (000’s)
Basic	435,090	434,779	433,678	434,282	434,442
Diluted	445,717	444,925	443,281	443,874	444,240
Dividends per share	$0.145	$0.145	$0.160	$0.160	$0.61

(b)	Includes a $32 increase to merchandise costs for a LIFO inventory adjustment (See Note 1 - Merchandise Inventories).

Note 14—Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through October 16, 2009, the day the consolidated financial statements were issued.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant(1)

3.2	Bylaws of the registrant(14)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of it’s long-term debt instruments

10.1*	Costco Wholesale Executive Health Plan(9)

10.1.1*	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(3)

10.1.2*	Amendments to Stock Option Plan, 1995(4)

10.1.3*	Amendments to Stock Option Plan, 1997(5)

10.1.4*	Amendments to Stock Option Plan, 2000(2)

10.1.5*	Amendments to Stock Option Plan, 2002(6)

10.1.6*	Costco Wholesale Corporation 2002 Stock Incentive Plan(6)

10.1.7*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation(8)

10.1.8*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee(10)

10.1.9*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director(10)

10.1.10*	Amendment to Second Restated 2002 Stock Incentive Plan(11)

10.1.11*	Amendment to Second Restated 2002 Stock Incentive Plan(12)

10.1.12*	Fourth Restated 2002 Stock Incentive Plan(15)

10.2*	Form of Indemnification Agreement(7)

10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(4)

10.6.1*	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation

10.6.2*	Fiscal 2009 Executive Bonus Plan(13)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a) – 14(a) Certifications

32.1	Section 1350 Certifications

*	Management contract, compensatory plan or arrangement.

1.	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

2.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

3.	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

4.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

5.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

6.	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

7.	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

8.	Incorporated by reference to the exhibits filed as part of the Registration Statement filed by Costco Wholesale Corporation on Form S-8 (File No. 333-129172) dated October 21, 2005.

9.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal first quarter ended November 20, 2005.

10.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 7, 2006.

11.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal second quarter ended February 18, 2007.

12.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on January 31, 2008.

13.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on November 20, 2008.

14.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on April 30, 2009.

15.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended August 31, 2008.