Form 10-Q
period 2009-11-22
COSTCO WHOLESALE CORP /NEW
filed 2009-12-18
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 22, 2009

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

The number of shares outstanding of the registrant’s common stock as of December 11, 2009 was 439,333,060.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	November 22, 2009	August 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,617	$3,157
Short-term investments	572	570
Receivables, net	849	834
Merchandise inventories	6,223	5,405
Deferred income taxes and other current assets	366	371

Total current assets	11,627	10,337

PROPERTY AND EQUIPMENT
Land	3,358	3,341
Buildings, leasehold and land improvements	8,724	8,453
Equipment and fixtures	3,382	3,265
Construction in progress	244	264

	15,708	15,323
Less accumulated depreciation and amortization	(4,593)	(4,423)

Net property and equipment	11,115	10,900

OTHER ASSETS	736	742

TOTAL ASSETS	$23,478	$21,979

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$30	$16
Accounts payable	6,317	5,450
Accrued salaries and benefits	1,450	1,418
Accrued sales and other taxes	326	302
Deferred membership fees	883	824
Current portion of long-term debt	50	80
Other current liabilities	1,229	1,191

Total current liabilities	10,285	9,281
LONG-TERM DEBT, excluding current portion	2,135	2,130
DEFERRED INCOME TAXES AND OTHER LIABILITIES	627	464

Total liabilities	13,047	11,875

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 439,325,000 and 435,974,000 shares issued and outstanding	2	2
Additional paid-in capital	3,905	3,811
Accumulated other comprehensive income	150	110
Retained earnings	6,288	6,101

Total Costco stockholders’ equity	10,345	10,024
Noncontrolling interests	86	80

Total equity	10,431	10,104

TOTAL LIABILITIES AND EQUITY	$23,478	$21,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended
	November 22, 2009	November 23, 2008
REVENUE
Net sales	$16,922	$16,036
Membership fees	377	359

Total revenue	17,299	16,395
OPERATING EXPENSES
Merchandise costs	15,081	14,276
Selling, general and administrative	1,777	1,677
Preopening expenses	11	13
Provision for impaired assets and closing costs, net	2	7

Operating income	428	422
OTHER INCOME (EXPENSE)
Interest expense	(24)	(25)
Interest income and other, net	18	21

INCOME BEFORE INCOME TAXES	422	418
Provision for income taxes	152	152

Net income including noncontrolling interests	270	266
Net income attributable to noncontrolling interests	(4)	(3)

NET INCOME ATTRIBUTABLE TO COSTCO	$266	$263

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.61	$0.61

Diluted	$0.60	$0.60

Shares used in calculation (000’s)
Basic	437,173	432,451
Diluted	444,849	440,533
Dividends per share	$0.180	$0.160

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	12 Weeks Ended
	November 22, 2009	November 23, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$270	$266
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	184	155
Stock-based compensation	52	44
Undistributed equity earnings in joint ventures	(8)	(6)
Excess tax benefit on stock-based awards	(5)	(2)
Other non-cash items, net	(3)	35
Deferred income taxes	(2)	3
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	187	(191)
Increase in merchandise inventories	(795)	(1,096)
Increase in accounts payable	871	777

Net cash provided by (used in) operating activities	751	(15)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $41 and $3 of non-cash capital expenditures in the first fiscal quarters of 2010 and 2009, respectively	(313)	(375)
Proceeds from the sale of property and equipment	1	—
Purchases of short-term investments	(334)	(643)
Maturities of short-term investments	308	667
Sales of investments	34	50
Other investing items, net	8	(1)

Net cash used in investing activities	(296)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	16	25
Repayments of short-term borrowings	(33)	(1,006)
Proceeds from short-term borrowings	46	1,021
Repayments of long-term debt	(35)	(1)
Cash dividend payments	(79)	—
Excess tax benefit on stock-based awards	5	2
Proceeds from stock-based awards, net	36	2
Repurchases of common stock	—	(67)
Other financing activities	39	—

Net cash used in financing activities	(5)	(24)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	(63)

Net increase (decrease) in cash and cash equivalents	460	(404)

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,157	2,619

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,617	$2,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $4 and $3 interest capitalized in the first fiscal quarters of 2010 and 2009, respectively)	$53	$53
Income taxes	$41	$28

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$69
Property acquired under a capital lease	$80	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 30, 2009.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest (“Costco” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At November 22, 2009, Costco operated 533 warehouses in 40 U.S. states and Puerto Rico (412 locations), nine Canadian provinces (77 locations), the United Kingdom (21 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations), and Australia (one location), as well as 32 locations in Mexico, through a 50%-owned joint venture.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. Additionally, as a result of the application of a new accounting pronouncement for noncontrolling interests in consolidated entities, as discussed below in Recently Adopted Accounting Pronouncements, the Company:

•

Reclassified to noncontrolling interests, a component of total equity, $80 at August 31, 2009, which was previously reported as minority interest on our consolidated balance sheet, after the correction of an immaterial error of $6 relating to the non-controlling interest component of accumulated other comprehensive income. A new subtotal, total Costco stockholders’ equity, refers to the equity attributable to stockholders of Costco;

•

Reported as separate captions within our condensed consolidated statements of income, net income including noncontrolling interests, net income attributable to noncontrolling interests and net income attributable to Costco; and

•

Utilized net income including noncontrolling interests, as the starting point on our condensed consolidated statements of cash flows in order to reconcile net income including noncontrolling interests to cash flows from operating activities.

These reclassifications did not have a material impact on the Company’s previously reported results of operations, financial position or cash flows.

Note 1—Summary of Significant Policies (Continued)

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2010 and 2009 relate to the 12-week fiscal quarters ended November 22, 2009 and November 23, 2008, respectively.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. At the end of the first quarter of 2010 and at fiscal year-end 2009, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. During the first quarter of 2009, the Company recorded a benefit of $2 to merchandise costs to adjust inventories valued at LIFO.

Other Assets

The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period. The adjustment reflects changes in the net realizable value of the contracts based largely on changes in investment assets underlying the policies and is included in selling, general, and administrative expenses. The net realizable value of these contracts is largely based on changes in investment assets underlying the policies and subject to conditions generally affecting equity and debt markets. The adjustment to cash surrender value was a $1 benefit and a $28 charge in the accompanying condensed consolidated statements of income in the first quarters of 2010 and 2009, respectively. These amounts are also reflected in other non-cash items, net, in cash flows from operations in the accompanying condensed consolidated statements of cash flows.

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The forward foreign exchange contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these instruments do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these instruments and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $179 and $183 at November 22, 2009 and August 30, 2009, respectively. These contracts do not contain any credit-risk-related contingent features.

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

Note 1—Summary of Significant Policies (Continued)

At November 22, 2009, the fair value of the Company’s derivatives, which do not qualify for hedge accounting, was as follows:

	Asset	Liability
Forward foreign exchange contracts (1)	$1	$(3)

Total derivatives	$1	$(3)

(1)	The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The following table summarizes the amount of net gain or (loss) recognized in interest income and other, net in the accompanying condensed consolidated statements of income:

	12 Weeks Ended
	November 22, 2009	November 23, 2008
Forward foreign exchange contracts	$—	$7

Total	$—	$7

The Company is exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts with counterparties for approximately 26% of its warehouses and other facilities in the U.S., Canada and Australia. The Company also enters into variable-priced contracts for some purchases of natural gas and fuel for its gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” agreements and require no mark-to-market adjustment.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance establishing the FASB Accounting Standards Codification as the source of authoritative GAAP (other than guidance issued by the SEC) to be used in the preparation of financial statements. The Company adopted the requirements in its financial statements issued for the period ended November 22, 2009, as reflected in the notes to the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued amended guidance surrounding the adoption of fair value measurements. The FASB amendment allowed for an elected deferral of the adoption for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer adoption at the time of the FASB amendment. The Company adopted the requirements for all nonfinancial assets and nonfinancial liabilities in its financial statements on August 31, 2009, the beginning of its fiscal year 2010. The adoption did not impact the Company’s condensed consolidated financial statements. See Note 3 for more information.

Note 1—Summary of Significant Policies (Continued)

In December 2007, the FASB issued guidance that changes the accounting and reporting of noncontrolling interests in consolidated financial statements. This guidance requires noncontrolling interests to be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests, that do not result in a change in control, to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value, with any gain or loss recognized in net income. The Company adopted these new requirements at the beginning of its first quarter of 2010. See Note 5 for more information.

In December 2007, the FASB issued guidance on business combinations. This guidance retains the fundamental requirements of the acquisition method of accounting (formerly the purchase method) to account for all business combinations. However, it requires the reporting entity in a business combination to recognize all identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, establishes the acquisition-date fair value as the measurement objective, and requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. The Company adopted the requirements in its financial statements issued for the period ended November 22, 2009. The adoption did not impact the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued amended guidance on revenue recognition for multiple-deliverable revenue arrangements. Under this guidance, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance also prescribes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company must adopt this guidance no later than August 30, 2010, the beginning of its fiscal 2011. The Company is in the process of evaluating the impact that adoption of this standard will have on its future consolidated financial statements.

In June 2009, the FASB issued amended guidance concerning whether variable interests constitute controlling financial interests. This guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company must adopt this guidance on August 30, 2010, the beginning of its fiscal 2011. The Company does not expect this guidance to impact its consolidated financial statements.

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

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 30, 2009.

Note 2—Investments (Continued)

The Company’s investments at November 22, 2009, and August 30, 2009, were as follows:

November 22, 2009:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Balance Sheet Classification
					Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$14	$—	$—	$14	$14	$—
U.S. government and agency securities	410	4	—	414	414	—
Corporate notes and bonds	31	1	(1)	31	31	—
Asset and mortgage-backed securities	37	2	—	39	38	1

Total available-for-sale	492	7	(1)	498	497	1
Held-to-maturity:
Certificates of deposit	75	—	—	75	75	—

Total investments	$567	$7	$(1)	$573	$572	$1

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Balance Sheet Classification
August 30, 2009:					Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$13	$—	$—	$13	$13	$—
U.S. government and agency securities	400	3	—	403	403	—
Corporate notes and bonds	49	1	(1)	49	49	—
Asset and mortgage-backed securities	48	1	—	49	46	3

Total available-for-sale	510	5	(1)	514	511	3
Held-to-maturity:
Certificates of deposit	59	—	—	59	59	—

Total investments	$569	$5	$(1)	$573	$570	$3

The proceeds and gross realized gains and losses from sales of available-for-sale securities during the first quarter of 2010 and 2009 are provided in the following table:

	Quarter Ended
	November 22, 2009	November 23, 2008
Proceeds	$34	$50
Realized gains	$2	$1
Realized losses	$—	$—

Note 2—Investments (Continued)

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired:

	Less than 12 Months		Greater than or Equal to 12 Months
November 22, 2009	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
U.S. government and agency	$—	$—	$—	$—
Corporate notes and bonds	—	—	(1)	6
Asset and mortgage-backed securities	—	—	—	—

	$—	$—	$(1)	$6

August 30, 2009
U.S. government and agency	$—	$—	$—	$—
Corporate notes and bonds	—	—	(1)	8
Asset and mortgage-backed securities	—	—	—	—

	$—	$—	$(1)	$8

Gross unrealized holding losses of $1, at November 22, 2009, for investments held greater than or equal to twelve months pertained to the Company’s holdings in corporate notes and bonds. The unrealized loss on these securities largely reflects changes in interest rates and constrained liquidity regarding some industry sectors. The $1 of gross unrealized losses is attributable to the Company’s holdings in five individual securities from three issuers.

As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

In fiscal 2008, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assesses the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the first quarter of 2009, the Company recognized $6 of other-than-temporary impairment losses related to these securities, which is included in interest income and other, net in the accompanying condensed consolidated statements of income. No impairment losses were recorded during the first quarter of 2010. At November 22, 2009, and August 30, 2009, the balance of the Columbia fund was $7 and $27, respectively, on the condensed consolidated balance sheets. At November 22, 2009, $6 remained in short-term investments and $1 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. At August 30, 2009, $24 remained in short-term investments and $3 remained in other assets on the condensed consolidated balance sheets. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at November 22, 2009, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$307	$308	$75	$75
Due after one year through five years	182	187	—	—
Due after five years .	3	3	—	—

	$492	$498	$75	$75

Note 3—Fair Value Measurement

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities including presentation of required disclosures, in its condensed consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value.

The three levels of inputs that may be used are:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Significant unobservable inputs that are not corroborated by market data.

There have been no material changes to the valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet as disclosed in the Company’s Form 10-K for the fiscal year ended August 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents information as of November 22, 2009, about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3
Assets / (liabilities):
Money market mutual funds	$1,747	$—	$—
Investment in U.S. government and agency securities	—	414	—
Investment in corporate notes and bonds	—	26	5
Investment in asset and mortgage-backed securities	—	37	2
Forward foreign exchange contracts, in asset position (1)	—	1	—
Forward foreign exchange contracts, in liability position (1)	—	(3)	—

Total	$1,747	$475	$7

(1)	See Note 1 for additional information on derivative instruments.

Note 3—Fair Value Measurement (Continued)

The tables below provide a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended November 22, 2009 and November 23, 2008:

	Quarter Ended November 22, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$14	$12	$26
Total realized and unrealized gains:
Included in other comprehensive income	—	—	—
Included in interest income and other, net	—	2	2
Purchases, issuances, and (settlements)	(9)	(12)	(21)
Net transfers in (out)	—	—	—

Balance, end of period	$5	$2	$7

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of November 22, 2009	$—	$—	$—

	Quarter Ended November 23, 2008
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized losses:
Included in other comprehensive income	(1)	—	(1)
Included in interest income and other, net	(4)	(2)	(6)
Purchases, issuances, and (settlements)	(7)	—	(7)
Net transfers in	5	11	16

Balance, end of period	$5	$15	$20

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of November 23, 2008	$(4)	$(2)	$(6)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective August 31, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the first quarter of 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Note 4—Debt

At November 22, 2009, the Company was in compliance with all restrictive covenants of its short-term borrowings.

In November 2009, the Company’s wholly-owned Japanese subsidiary paid the outstanding principal and interest balances related to the 0.88% Promissory notes due November 2009, originally issued in

Note 4—Debt (Continued)

November 2002. The Company does not intend to enter into a refinancing agreement as a result of this note payment.

During the first quarter of 2010 and 2009, a nominal amount of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 9,000 and 7,000 shares of common stock, respectively. These amounts differ from those in the supplemental disclosure of non-cash items in the statement of cash flows due to the related discount and issuance costs.

The carrying value and estimated fair value of long-term debt consisted of the following:

	November 22, 2009		August 30, 2009
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
5.50% Senior Notes due March 2017 (2017 Senior Notes)	$1,096	$1,216	$1,096	$1,213
5.30% Senior Notes due March 2012 (2012 Senior Notes)	899	976	899	973
Zero Coupon Notes	32	56	32	44
Other long-term debt	158	159	183	185

Total	$2,185	$2,407	$2,210	$2,415

(1)	The fair value of the Company’s long-term debt is based on quoted market prices for the identical debt instrument, as applicable.

Note 5—Equity and Comprehensive Income (Loss)

Dividends

The Company’s current quarterly cash dividend rate is $0.18 per share. On October 8, 2009, the Board of Directors declared a quarterly cash dividend of $0.18 per share to shareholders of record on October 23, 2009. The dividend was paid to shareholders on November 6, 2009.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Stock Repurchase Programs

The Company’s stock repurchase activity during the first quarter of 2010 and 2009 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2010	—	$—	$—
2009	845	$65.32	$55

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $2,002 at November 22, 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Note 5—Equity and Comprehensive Income (Loss) (Continued)

From time to time, the Company purchases shares in the open market for the purpose of gifting common stock rewards to employees. In the first quarter of 2010, the Company purchased 8,000 shares, at an average per share price of $58.51. This program is separate from the Company’s publicly announced stock repurchase program discussed above.

Components of Equity and Comprehensive Income (Loss)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following table shows the changes in equity attributable to Costco and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2009	$10,024	$80	$10,104
Comprehensive income:
Foreign currency translation adjustment and other	40	2	42
Net income	266	4	270

Total comprehensive income	306	6	312
Stock options exercised and vesting of RSUs, including income tax	42	—	42
Stock-based compensation	52	—	52
Cash dividends	(79)	—	(79)

Equity at November 22, 2009	$10,345	$86	$10,431

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2008	$9,194	$80	$9,274

Comprehensive loss:
Unrealized loss on short-term investments, net of $1 tax	(2)	—	(2)
Foreign currency translation adjustment and other	(517)	(7)	(524)
Net income	263	3	266

Total comprehensive loss	(256)	(4)	(260)
Stock options exercised and vesting of RSUs, including income tax	2	—	2
Stock repurchase	(55)	—	(55)
Stock-based compensation	44	—	44
Cash dividends	(69)	—	(69)

Equity at November 23, 2008	$8,860	$76	$8,936

Note 6—Stock-Based Compensation Plans

The Company grants restricted stock units (RSUs) under the Fourth Restated 2002 Stock Incentive Plan (Fourth Restated 2002 Plan) as amended by the Board of Directors in July 2008. Under the Fourth Restated 2002 Plan, RSUs are subject, upon certain terminations of employment, to quarterly, as opposed to daily vesting. Additionally, employees who attain twenty-five or more years of service with the Company will receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The first grant impacted by these amendments occurred in the first quarter of fiscal 2009. Previously awarded RSUs continue to daily vest upon certain terminations of employment. Prior to June 2006, the Company granted stock options and not RSUs. Each share issued in respect of stock units is counted as 1.75 shares toward the limit of shares made available under the Fourth Restated 2002 Plan. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first quarter of 2010:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in (years)	Aggregate Intrinsic Value (1)
Outstanding at August 30, 2009	18,742	$40.17
Granted	—	—
Exercised	(1,722)	42.01
Forfeited or expired	(3)	44.84

Outstanding at November 22, 2009 (2)	17,017	$39.98	3.82	$342

Exercisable at November 22, 2009	15,236	$39.51	3.63	$313

(1)	The difference between the original exercise price and market value of common stock at November 22, 2009.

(2)	Stock options generally vest over five years and have a ten-year term.

The tax benefits realized and intrinsic value related to total stock options exercised during the first quarter of 2010 and 2009 are provided in the following table:

	Quarter Ended
	November 22, 2009	November 23, 2008
Actual tax benefit realized for stock options exercised	$10	$3
Intrinsic value of stock options exercised (1)	$30	$8

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting for employees that have attained twenty-five or more years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. At November 22, 2009, 1,954,000 RSUs were available to be granted to eligible employees and directors under the Fourth Restated 2002 Plan.

Note 6—Stock-Based Compensation Plans (Continued)

The following awards were outstanding at the end of the first quarter of 2010:

•	8,918,000 shares of time-based RSUs, in which the restrictions lapse upon the achievement of continued employment over a specified period of time;

•

472,000 performance-based RSUs granted to certain executive officers of the Company. The performance targets have been met. Further restrictions lapse upon achievement of continued employment over a specified period of time; and

•	305,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2010. These awards are not included in the table below.

The following table summarizes RSU transactions during the quarter ended November 22, 2009:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 30, 2009	8,531	$54.60
Granted	3,114	55.74
Vested	(2,227)	54.44
Forfeited	(28)	54.56

Non-vested at November 22, 2009	9,390	$55.02

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under the Company’s plans:

	Quarter Ended
	November 22, 2009	November 23, 2008
Restricted stock units	$44	$31
Stock options	8	13

Total stock-based compensation expense before income taxes	52	44
Income tax benefit	(18)	(15)

Total stock-based compensation expense, net of income tax	$34	$29

The remaining unrecognized compensation cost related to non-vested RSUs at November 22, 2009, was $472 and the weighted-average period of time over which this cost will be recognized is 3.7 years. The remaining unrecognized compensation cost related to unvested stock options at November 22, 2009, was $12, and the weighted-average period of time over which this cost will be recognized is 0.4 years.

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income attributable to Costco per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	Quarter Ended
	November 22, 2009	November 23, 2008
Net income available to common stockholders used in basic and diluted net income per common share attributable to Costco	$266	$263
Weighted average number of common shares used in basic net income per common share attributable to Costco	437,173	432,451
Stock options and RSUs	6,716	6,562
Conversion of convertible notes	960	1,520

Weighted number of common shares and dilutive potential common stock used in diluted net income attributable to Costco	444,849	440,533

Anti-dilutive stock options and RSUs	2,339	5,019

Note 8—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was finalized by the court on May 13, 2008. The parties in Randall have agreed on a partial settlement of the action (resolving all claims except for the miscalculation claim), requiring a payment of up to $16 by the Company, which was substantially paid in the first quarter of 2010. The miscalculation claim from the Randall case was refiled as a separate action by stipulation, alleging that the Company miscalculated the rates of pay for all department and ancillary managers in California in violation of Labor Code Section 515(d). On October 2, 2009, the court granted the Company’s motion for summary judgment. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805. In the Williams action, the parties have achieved a settlement, subject to court approval.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime compensation. The complaint alleges misclassification of certain California managers. On May 15, 2008, the court partially granted the Company’s motion to dismiss the complaint, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Plaintiffs class certification motion is pending. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that

Note 8—Commitments and Contingencies (Continued)

deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company’s motion to dismiss was partially granted. Discovery is ongoing. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. A similar purported class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, claiming denial of wages and false imprisonment during the post-closing jewelry and till “pull,” when security measures allegedly cause employees to be locked in the warehouses. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. A similar purported class action was filed on November 9, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA.

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

Another purported class action was filed against the Company on October 8, 2009. Plaintiff purports to sue on behalf of individuals who currently and formerly provided product demonstration services at Company warehouses in California. She alleges that class members were and are denied meal and rest breaks, overtime pay, and other benefits. Jacqueline Domnitz v. Warehouse Demo Services, Inc., et al., Alameda County Superior Court, Case No. RG-0947-8489.

Another purported class action was filed against the Company on October 28, 2009. Plaintiff alleges that the Company failed to provide reasonable seating to employees in violation of California law. Jade Jue v. Costco Wholesale Corp., San Mateo County Superior Court, Case No. 489091.

Claims in these actions (other than Hawk) are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

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

Class actions stated to have been brought on behalf of certain present and former Costco members:

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New

Note 8—Commitments and Contingencies (Continued)

York common law and statutes in connection with a membership renewal practice. Under that practice, members who paid their renewal fees late generally had their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. On April 2, 2009, the district court preliminarily approved a settlement that, if finally approved, will resolve both of these actions. The settlement entails a provisional certification of a nationwide class of present and former Costco members who from March 1, 2001, to March 31, 2009, paid their membership renewal fees late and had their renewal periods commence at the prior year’s expiration date rather than the date of payment. Depending upon their individual circumstances, class members can be eligible for up to a three-month extension of their current membership or, if they are no longer Costco members, a temporary membership of up to three months. Other than payments to two class representatives, the settlement does not provide for cash payments to class members. The Company has agreed not to oppose a request for an award of attorneys’ fees to class counsel in an amount up to $5. The court is considering whether the settlement should receive final approval. In the third quarter of 2009, the Company recorded an adjustment to deferred membership fees of $27 and a reserve was established in the amount of $7 to cover the expected costs of the certificates, payment of attorneys’ fees to class counsel, and certain expenses of settlement administration. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/renewalsettlement.pdf.

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company has agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than

Note 8—Commitments and Contingencies (Continued)

payments to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement and set a hearing for April 1, 2010, to consider final approval of the settlement. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/fuelsettlement.pdf.

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

The Company has been named as a defendant in a purported nationwide class action relating to sales of certain waffles, which alleges that labeling (provided by the Company’s supplier) of these items was deceptive and misleading. Hodes, et al., v. Van’s International Foods, et al., United States District Court for the Central District of California, Case No. CV 09-01530. The complaint asserts causes of action for fraud, breach of warranty, false advertising under California Business and Professions Code sections 17500 et seq., and unfair business practices under California Business and Professions Code sections 17200 et seq. Relief sought includes compensatory, consequential, and punitive damages, restitution, prejudgment interest, costs, and attorneys’ fees. By orders dated June 23, and July 23, 2009, the district court dismissed the fraud claim against the Company and denied the plaintiffs’ motion for class certification. On September 23, 2009, the district court dismissed the action for lack of jurisdiction. Plaintiffs are appealing the denial of class certification.

In Verzani, et ano., v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiffs allege claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and

Note 8—Commitments and Contingencies (Continued)

provides shrimp consistent with the disclosed weight. By orders dated July 29 and August 6, 2009, the court denied the preliminary injunction motion and dismissed the claim for breach of contract. Plaintiffs are appealing.

Three shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleged, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserted claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The second action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and named as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleged that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserted claims under both state law and the federal securities laws and sought relief comparable to that sought in the state court action described above. Plaintiff further alleged that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleged, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it was further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleged that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The third action, Daniel Buckfire v. James D. Sinegal, et al., No. 2:09-cv-00893-TSZ (United States District Court for the Western District of Washington), was filed on or about June 29, 2009, and contains allegations substantially similar to those in the Pirelli action. On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint. That complaint is largely similar to previous filings, except that: it challenges additional grants (in 1995, 1996, and 2004) and alleges that additional federal securities law filings, including proxy statements and SEC Forms 10-K, Forms 10-Q and related officer certifications (generally from 1996 through and including 2008) were false and misleading for failure to adequately disclose circumstances surrounding grants of options; and now includes as defendants only the following individuals: James D. Sinegal, Richard A. Galanti, Jeffrey H. Brotman, Hamilton E. James, John W. Meisenbach, Jill S. Ruckelshaus, Charles T. Munger, Benjamin S. Carson, Sr., Richard D. DiCerchio, and David S. Petterson. On November 16, 2009, the defendants filed motions to dismiss the amended complaint on various grounds, including

Note 8—Commitments and Contingencies (Continued)

that plaintiffs failed properly to allege why a pre-suit demand had not been made on the board of directors.

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company has responded to these allegations, is engaged in communications with the Department about these and additional allegations made by letter dated September 10, 2009, and has entered into a tolling agreement. An Information Request dated January 14, 2008, has also been received concerning a warehouse in New Hampshire. Substantial penalties may be levied for violations of the Clean Air Act. In April 2008 the Company received an information request from the South Coast Air Quality Management District concerning certain locations in Southern California. The Company has responded to that request. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corporation, et. al,, No. 37-2009-00099912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. Relief sought includes, among other things, requests for preliminary and permanent injunctive relief, civil penalties, costs and attorneys’ fees. The Company has yet to respond to the complaint.

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

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, Australia, the United Kingdom, and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint-venture in Mexico. The Company’s

Note 9—Segment Reporting (Continued)

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

	United States Operations (1)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 22, 2009
Total revenue	$13,221	$2,655	$1,423	$17,299
Operating income	266	112	50	428
Depreciation and amortization	144	25	15	184
Capital expenditures, net	243	50	20	313
Property and equipment, net	8,565	1,430	1,120	11,115
Total assets	18,362	2,866	2,250	23,478
Total equity	7,682	1,513	1,236	10,431

Twelve Weeks Ended November 23, 2008
Total revenue	$12,936	$2,295	$1,164	$16,395
Operating income	280	109	33	422
Depreciation and amortization	125	19	11	155
Capital expenditures, net	264	50	61	375
Property and equipment, net	8,145	1,159	888	10,192
Total assets	17,036	2,154	1,807	20,997
Total equity	6,901	1,056	979	8,936

Year Ended August 30, 2009
Total revenue	$56,548	$9,737	$5,137	$71,422
Operating income	1,273	354	150	1,777
Depreciation and amortization	589	90	49	728
Capital expenditures, net	904	135	211	1,250
Property and equipment, net	8,415	1,394	1,091	10,900
Total assets	17,228	2,641	2,110	21,979
Total equity	7,458	1,470	1,176	10,104

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 30, 2009, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses are immaterial and have been eliminated in computing total revenue and operating income.

(1)	Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financials statements through December 18, 2009, the day the condensed consolidated financial statements were issued.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data)

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the SEC.

This management discussion should be read in conjunction with the management discussion included in our fiscal 2009 annual report on Form 10-K, previously filed with the SEC.

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This rapid inventory turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets and supercenters.

Key items for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 include:

•

Net sales increased 5.5% to $16,922, driven by a 3% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and sales at 21 new warehouses opened since the end of the fourth quarter of fiscal 2008;

•	Membership fees increased 5.2% to $377, primarily due to new membership sign-ups and increased penetration of the higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased nine basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased four basis points;

•	Net income increased 1% to $266 from $263;

•	Net income per diluted share was $0.60 per diluted share in the first quarter of both fiscal 2010 and 2009;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.18 per share, which was paid in the first quarter of fiscal 2010, an increase of $0.02 per share.

Certain percentages presented are calculated using actual results prior to rounding. Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2010 and 2009 relate to the 12-week fiscal quarters ended November 22, 2009 and November 23, 2008, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Net Sales

	Quarter Ended
	November 22, 2009	November 23, 2008
Net sales	$16,922	$16,036
Increase in comparable warehouse sales	3%	1%

Net Sales

Net sales increased 5.5% during the first quarter of 2010 compared to the first quarter of 2009. The $886 increase is comprised of $535 from the increase in comparable warehouse sales and the remainder primarily from sales at the 21 net new warehouses opened (25 opened, two closed due to relocation, and the closure of our two Costco Home locations) since the end of the fourth quarter of fiscal 2008.

Foreign currencies, particularly in Canada, Japan, and Korea, strengthened against the U.S. dollar, which positively impacted net sales by approximately $203, or 126 basis points. Net sales were negatively impacted by gasoline price deflation by approximately $160, or 100 basis points, which resulted from an 11% decline in the average sales price per gallon.

Our sales results continue to be negatively impacted by general economic conditions, and we believe that those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales increased 3% in the first quarter of 2010. Strengthening foreign currencies, particularly in Canada, Japan and Korea, favorably impacted comparable sales by approximately $189, or 119 basis points. Gasoline price deflation negatively impacted comparable sales results by approximately $158, or 98 basis points. Comparable sales were positively impacted by an increase in shopping frequency, offset by a slight decrease in the average amount spent (after adjustment for gasoline price deflation and measured in local currencies).

Membership Fees

	Quarter Ended
	November 22, 2009	November 23, 2008
Membership fees	$377	$359
Membership fees as a percent of net sales	2.23%	2.24%
Total cardholders (000s)	56,000	54,000

Membership fees increased 5.2%, primarily due to the additional membership sign-ups at the 21 net new warehouses opened since the end of fiscal 2008 and increased penetration of the higher-fee Executive Membership program. Our member renewal rate, currently at 87%, is consistent with recent years.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

As previously disclosed, effective with renewals occurring on and after March 1, 2009, we changed an element of our membership renewal policy. Memberships renewed within two months after expiration of the current membership year are extended for twelve months from the expiration date. (Under the previous policy renewals within six months of the expiration date were extended for twelve months from the expiration date.) Memberships renewed more than two months after such expiration date are extended for twelve months from the renewal date. Although this change will have the effect of deferring recognition of certain membership fees paid by late-renewing members, the effect is not expected to be material.

Gross Margin

	Quarter Ended
	November 22, 2009	November 23, 2008
Gross margin	$1,841	$1,760
Gross margin as a percent of net sales	10.88%	10.97%

Gross margin, as a percent of net sales, decreased nine basis points compared to the first quarter of 2009. This decrease was primarily related to a net 20 basis point decrease in our warehouse ancillary businesses, primarily gasoline. These decreases were offset by a 15 basis point increase in our core merchandise business, primarily in hardlines, food and sundries, and fresh foods. Gross margin was also negatively impacted by one basis point due to a favorable LIFO adjustment in the first quarter of 2009 compared to no adjustment in the first quarter of 2010. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by three basis points.

Foreign currencies, particularly in Canada, Japan, and Korea, strengthened against the U.S. dollar, which positively impacted gross margin for the first quarter of 2010 by approximately $24.

Selling, General and Administrative Expenses

	Quarter Ended
	November 22, 2009	November 23, 2008
Selling, general and administrative expense (SG&A)	$1,777	$1,677
SG&A as a percent of net sales	10.50%	10.46%

SG&A expenses, as a percent of net sales, increased four basis points compared to the first quarter of 2009. Increased warehouse operating and central administrative costs negatively impacted SG&A as a percent of net sales by approximately 19 basis points, resulting primarily from higher employee benefit costs, particularly related to healthcare. Higher stock-based compensation negatively impacted SG&A expenses by three basis points. In the first quarter of 2009, we recorded a $28 charge to write-down the net realizable value of the cash surrender value of the employee life insurance contracts, which positively impacted SG&A’s quarter over quarter comparison, as a percent of net sales, by 18 basis points.

SG&A expenses, as a percent of net sales, for the first quarter of 2010 were adversely impacted by the decrease in the price of gasoline, as it produced a decline in sales dollars without a comparative reduc-

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

tion in labor or other administrative costs. Foreign currencies, particularly in Canada, Japan, and Korea, strengthened against the U.S. dollar, which negatively impacted SG&A for 2009 by approximately $20.

Preopening Expenses

	Quarter Ended
	November 22, 2009	November 23, 2008
Preopening expenses	$11	$13
Warehouse openings, including relocations	6	8

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, whether the opening is in an existing, new, or international market. The decline in the first quarter of 2010 is primarily attributable to fewer warehouse openings.

Provision for Impaired Assets and Closing Costs, Net

	Quarter Ended
	November 22, 2009	November 23, 2008
Warehouse closing expenses	$2	$5
Impairment of long-lived assets	—	2
Net (gains)/losses on sale of real property	—	—

Provision for impaired assets and closing costs, net	$2	$7

The provision primarily includes costs related to impairment of long-lived assets; future lease obligations of warehouses that have been closed or relocated to new facilities; accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired; and gains and losses resulting from the sale of real property, largely comprised of former warehouse locations.

Interest Expense

	Quarter Ended
	November 22, 2009	November 23, 2008
Interest expense	$24	$25

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Interest Income and Other, Net

	Quarter Ended
	November 22, 2009	November 23, 2008
Interest income, net	$7	$6
Earnings of affiliates and other, net	11	15

Interest income and other, net	$18	$21

The increase in interest income of $1 in the first quarter of 2010 compared to first quarter of 2009 is largely due to a $6 other-than-temporary impairment loss, recognized on certain securities within our investment portfolio, in the first quarter of 2009. No impairment was recognized in the first quarter of 2010. This increase is offset by lower interest rates on our cash and cash equivalents and short-term investment balances. The decrease in earnings of affiliates and other is primarily due to a favorable $7 mark-to-market adjustment in 2009 compared to a nominal adjustment in 2010, related to our forward foreign exchange contracts. See Derivatives section for more information.

Provision for Income Taxes

	Quarter Ended
	November 22, 2009	November 23, 2008
Income tax expense	$152	$152
Effective tax rate	36.1%	36.4%

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	Quarter Ended
	November 22, 2009	August 30, 2009
Cash and cash equivalents	$3,617	$3,157
Short-term investments	572	570

Total	$4,189	$3,727

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $4,189 and $3,727 at November 22, 2009, and August 30, 2009, respectively. Of these balances, approximately $951 and $758 at November 22, 2009 and August 30, 2009, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the quarter-end close.

Net cash provided by operating activities totaled $751 in the first quarter of 2010, compared to net cash used in operating activities of $15 in the first quarter of 2009. This net increase of $766 was primarily attributable to a $395 decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable) and a $378 increase from the change in our other current operating

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

assets and liabilities. The change in our other current operating assets and liabilities was largely due to a timing difference in the funding of our prepaid health insurance quarter over quarter.

Net cash used in investing activities totaled $296 in the first quarter of 2010 compared to $302 in the first quarter of 2009. The decrease in net cash used in investing activities relates primarily to a $62 decrease in cash used for purchase of property and equipment, offset by a $66 decrease in cash provided by the net investment in short-term investments.

Net cash used in financing activities totaled $5 in the first quarter of 2010 compared to $24 in the first quarter of 2009, a decrease of $19. The decrease was primarily attributable to a $34 increase in proceeds from stock-based awards and a $67 change in repurchase of common stock which took place in the first quarter of 2009 compared to no repurchases in the first quarter of 2010. These cash inflows were partially offset by a dividend paid of $79 in the first quarter of 2010. The dividend declared in the first quarter of 2009 was paid subsequent to the end of the quarter.

The effect of exchange rate changes on cash and cash equivalents, reflected in the condensed consolidated statement of cash flows, increased cash by $10 in the first quarter of 2010, compared to a decrease of $63 in the first quarter of 2009, an increase of $73. This increase is due to the strengthening of the Canadian, Japanese, and Korean currencies as compared to the U.S. dollar during the first quarter of 2010 as compared to the weakening of the Canadian, Korean, and the United Kingdom currencies against the U.S. dollar, in the first quarter of 2009.

In fiscal 2008, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assess the fair value of the underlying securities in this account through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the first quarter of 2009, we recognized $6 of other-than-temporary impairment losses related to these securities, which is included in interest income and other, net in the accompanying condensed consolidated statements of income. No impairment losses were recorded during the first quarter of 2010. At November 22, 2009, and August 30, 2009, the balance of the Columbia fund was $7 and $27, respectively, on the condensed consolidated balance sheets. At November 22, 2009, $6 remained in short-term investments and $1 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions. At August 30, 2009, $24 remained in short-term investments and $3 remained in other assets on the condensed consolidated balance sheets. The markets relating to these investments remain uncertain, and there may be further declines in the value of these investments that may cause additional losses in future periods.

Dividends

Our current quarterly cash dividend rate is $0.18 per share or $0.72 per share on an annualized basis. On October 8, 2009, our Board of Directors declared a quarterly cash dividend of $0.18 per share for shareholders of record on October 23, 2009. The dividend was paid on November 6, 2009.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,300 during fiscal 2010 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the first quarter of fiscal 2010, we spent approximately $313.

We opened six new warehouses in the first quarter of 2010. Expansion plans for the remainder of fiscal 2010 are to open up to 12 additional new warehouses, including one to two relocations.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Bank Credit Facilities and Commercial Paper Programs (all amounts stated in millions, in U.S. dollars)

			Credit Line Usage at November 22, 2009
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By Letter of Credit	N/A	$22	$22	$—	$—	$—	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	50	—	6	—	44	N/A
Australia (1)	Guarantee Line	N/A	9	—	—	—	9	N/A
Canada (1)	Multi- Purpose Line	March-10	28	18	—	—	10	1.80%
Japan (1)	Revolving Credit	February-10	39	—	—	15	24	0.63%
Japan (1)	Bank Guaranty	March-10	11	11	—	—	—	N/A
Japan (1)	Revolving Credit	February-10	39	—	—	15	24	0.69%
Japan (2)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A
Korea (1)	Multi- Purpose Line	March-10	11	1	1	—	9	3.79%
Taiwan	Multi- Purpose Line	January-10	15	5	—	—	10	2.50%
Taiwan	Multi- Purpose Line	July-10	16	4	—	—	12	2.59%
United Kingdom	Revolving Credit	February-10	66	—	—	—	66	0.81%
United Kingdom	Uncommitted Money Market Line	N/A	33	—	—	—	33	3.00%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	—	49	1.50%
United Kingdom (2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	—	1	—	2	N/A

TOTAL			$395	$64	$8	$30	$293

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	The letter of guarantee is fully cash-collateralized by the subsidiary.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Note: We have credit facilities (for commercial and standby letters of credit) totaling $118 as of November 22, 2009. The outstanding commitments under these facilities at November 22, 2009 totaled $72, including $64, in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit (standby and/or commercial) or short-term borrowings will result in a corresponding decrease in available credit.

Financing Activities

In October 2009, we entered into a capital lease for a future warehouse location and recorded a liability in the amount of $80, representing the lesser of the estimated fair value of the property compared to the net present value of aggregate future minimum lease payments totaling $162, using our incremental borrowing rate of 5.5%. This lease expires and becomes subject to a renewal clause in December 2034. As of November 22, 2009, $80 is included in deferred income taxes and other liabilities and a nominal amount in other current liabilities, on the condensed consolidated balance sheets.

In November 2009, our wholly-owned Japanese subsidiary paid the outstanding principal and interest balances related to the 0.88% Promissory Notes due November 2009, originally issued in November 2002. We do not intend to enter into a refinance agreement as a result of this note payment.

During the first quarter of 2010 and 2009, a nominal amount of the face value of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 9,000 and 7,000 shares of common stock, respectively.

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business, which we manage in part through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The forward foreign exchange contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these instruments do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these instruments and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this effectively mitigates counterparty risk. In addition, the contracts are limited to a time period of less than one year. See Note 1 and Note 3 to the consolidated financial statements included in Part I, Item 1 of this Report, for additional information related to these contracts.

We are exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts with counterparties for approximately 26% of our warehouses and other facilities in the U.S., Canada, and Australia. We also enter into variable-priced contracts for some purchases of natural gas and fuel for our gas stations on an index basis. These contracts qualify for treatment as “normal purchase or normal sales” under applicable FASB guidance and require no mark-to-market adjustment.

Stock Repurchase Programs

There was no stock repurchase activity under our stock repurchase program in the first quarter of 2010. During the first quarter of 2009, we repurchased 845,000 shares of our common stock at an

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

average price of $65.32, totaling approximately $55. The remaining amount available for stock repurchases under the approved plans was $2,002 at November 22, 2009. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

From time to time, we purchase shares in the open market for the purpose of gifting common stock rewards to employees. In the first quarter of 2010, we purchased 8,000, shares at an average price of $58.51. This program is separate from our publicly announced stock repurchase program discussed above.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 30, 2009. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item  1 of this Report.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2009.

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

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2009. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

There was no stock repurchase activity under our repurchase program in the first quarter of fiscal 2010. Our stock repurchase program is conducted under authorizations made by our Board of Directors: $300 and $1,000 were authorized in September 2007 and November 2007, which expire in August 2010 and November 2010, respectively; and $1,000 authorized in July 2008, which expires in July 2011. The maximum remaining dollar value of shares that may be purchased under the stock repurchase program is $2,002.

From time to time, we purchase shares in the open market for the purpose of gifting common stock rewards to employees. In the first quarter of fiscal 2010, we purchased 8,000 shares, at an average per share price of $58.51. This program is separate from our publicly announced stock repurchase program discussed above.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (2)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.6.2*	Fiscal 2010 Executive Bonus Plan (3)

31.1	Rule 13(a) -14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

(2)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on April 30, 2009.

(3)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on November 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 18, 2009	/S/ JAMES D. SINEGAL
James D. Sinegal President, Chief Executive Officer

Date: December 18, 2009	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer