Form 10-Q
period 2010-02-14
COSTCO WHOLESALE CORP /NEW
filed 2010-03-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 14, 2010

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

The number of shares outstanding of the issuer’s common stock as of March 5, 2010 was 440,506,789.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	February 14, 2010	August 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,134	$3,157
Short-term investments	585	570
Receivables, net	951	834
Merchandise inventories	5,365	5,405
Deferred income taxes and other current assets	466	371

Total current assets	11,501	10,337

PROPERTY AND EQUIPMENT
Land	3,402	3,341
Buildings, leasehold and land improvements	8,869	8,453
Equipment and fixtures	3,436	3,265
Construction in progress	150	264

	15,857	15,323
Less accumulated depreciation and amortization	(4,752)	(4,423)

Net property and equipment	11,105	10,900

OTHER ASSETS	760	742

TOTAL ASSETS	$23,366	$21,979

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$46	$16
Accounts payable	5,598	5,450
Accrued salaries and benefits	1,569	1,418
Accrued sales and other taxes	345	302
Deferred membership fees	912	824
Current portion of long-term debt	45	80
Other current liabilities	1,350	1,191

Total current liabilities	9,865	9,281
LONG-TERM DEBT, excluding current portion	2,134	2,130
DEFERRED INCOME TAXES AND OTHER LIABILITIES	624	464

Total liabilities	12,623	11,875

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 440,379,000 and 435,974,000 shares issued and outstanding	2	2
Additional paid-in capital	4,009	3,811
Accumulated other comprehensive income	145	110
Retained earnings	6,495	6,101

Total Costco stockholders’ equity	10,651	10,024
Noncontrolling interests	92	80

Total equity	10,743	10,104

TOTAL LIABILITIES AND EQUITY	$23,366	$21,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
REVENUE
Net sales	$18,356	$16,488	$35,278	$32,524
Membership fees	386	355	763	714

Total revenue	18,742	16,843	36,041	33,238
OPERATING EXPENSES
Merchandise costs	16,396	14,771	31,477	29,047
Selling, general and administrative	1,873	1,666	3,650	3,343
Preopening expenses	3	7	14	20
Provision for impaired assets and closing costs, net	—	1	2	8

Operating income	470	398	898	820
OTHER INCOME (EXPENSE)
Interest expense	(26)	(25)	(50)	(50)
Interest income and other, net	30	12	48	33

INCOME BEFORE INCOME TAXES	474	385	896	803
Provision for income taxes	169	142	321	294

Net income including noncontrolling interests	305	243	575	509
Net income attributable to noncontrolling interests	(6)	(4)	(10)	(7)

NET INCOME ATTRIBUTABLE TO COSTCO	$299	$239	$565	$502

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.68	$0.55	$1.29	$1.16

Diluted	$0.67	$0.55	$1.27	$1.14

Shares used in calculation (000’s)
Basic	439,786	433,476	438,475	432,963
Diluted	446,918	439,688	445,870	440,095
Dividends per share	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	24 Weeks Ended
	February 14, 2010	February 15, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$575	$509
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	369	316
Stock-based compensation	100	89
Undistributed equity earnings in joint ventures	(22)	(14)
Excess tax benefit on stock-based awards	(6)	(2)
Other non-cash items, net	(6)	45
Deferred income taxes	(3)	(7)
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	186	41
Decrease (increase) in merchandise inventories	63	(120)
Increase (decrease) in accounts payable	104	(7)

Net cash provided by operating activities	1,360	850

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $54 and $12 of non-cash capital expenditures in the first half of fiscal 2010 and 2009, respectively	(506)	(671)
Proceeds from the sale of property and equipment	2	4
Purchases of short-term investments	(628)	(1,001)
Maturities of short-term investments	579	1,020
Sales of investments	45	93
Other investing items, net	2	(4)

Net cash used in investing activities	(506)	(559)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	76	(61)
Repayments of short-term borrowings	(51)	(1,344)
Proceeds from short-term borrowings	80	1,359
Repayments of long-term debt	(39)	(2)
Cash dividend payments	(79)	(69)
Excess tax benefit on stock-based awards	6	2
Proceeds from stock-based awards, net	86	31
Repurchases of common stock	(6)	(67)
Other financing activities	38	—

Net cash provided by (used in) financing activities	111	(151)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12	(54)

Net increase in cash and cash equivalents	977	86
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,157	2,619

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,134	$2,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $6 and $4 interest capitalized in the first half of fiscal 2010 and 2009, respectively)	$53	$52
Income taxes	$294	$176
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$79	$69
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$—	$2
Property acquired under a capital lease	$80	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Accounting Policies

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At February 14, 2010, Costco operated 534 warehouses in 40 U.S. states and Puerto Rico (413 locations), nine Canadian provinces (77 locations), the United Kingdom (21 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations), and Australia (one location), as well as 32 locations in Mexico, through a 50%-owned joint venture.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. Additionally, as a result of the application of a new accounting pronouncement for noncontrolling interests in consolidated entities, discussed below in Recently Adopted Accounting Pronouncements, the Company:

•

Reclassified to noncontrolling interests a component of total equity, $80 at August 31, 2009, which was previously reported as minority interest on the Company’s consolidated balance sheet, after the correction of an immaterial error of $6 relating to the noncontrolling interest component of accumulated other comprehensive income. A new subtotal, total Costco stockholders’ equity, refers to the equity attributable to stockholders of Costco;

•

Reported as separate captions within the condensed consolidated statements of income, net income including noncontrolling interests, net income attributable to noncontrolling interests and net income attributable to Costco; and

•

Utilized net income including noncontrolling interests as the starting point on the condensed consolidated statements of cash flows to reconcile net income including noncontrolling interests to cash flows from operating activities.

These reclassifications did not have a material impact on the Company’s previously reported condensed consolidated statements of income, balance sheets, or statements of cash flows.

Note 1—Summary of Significant Accounting Policies (Continued)

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2010 and 2009 relate to the 12-week fiscal quarters ended February 14, 2010, and February 15, 2009, respectively. References to the first half of 2010 and 2009 relate to the 24-weeks ended February 14, 2010, and February 15, 2009, respectively.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the estimated effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. At the end of the second quarter of 2010 and at fiscal year-end 2009, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. During the second quarter and first half of 2009, the Company recorded a benefit to merchandise costs of $7 and $9, respectively, to adjust inventories valued at LIFO.

Other Assets

The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period. The adjustment reflects changes in the net realizable value of the contracts based largely on changes in investment assets underlying the policies and is included in selling, general, and administrative expenses. The net realizable value of these contracts is based primarily on changes in investment assets underlying the policies and is subject to conditions generally affecting equity and debt markets. The adjustment to the cash surrender value was a $1 decrement during the second quarter of 2010 and a nominal amount during the second quarter of 2009. The adjustment to the cash surrender value for the first half of 2010 was nominal compared to a $29 decrement in the first half of 2009. These amounts are reflected in other non-cash items, net, in cash flows from operations in the accompanying condensed consolidated statements of cash flows.

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages, in part, through the use of forward foreign exchange contracts (contracts), seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $158 and $183 at February 14, 2010 and August 30, 2009, respectively. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage the counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this effectively mitigates counterparty risk. The contracts are limited to a time period of less than one year. See Note 3 for information on the fair value of these contracts.

Note 1—Summary of Significant Accounting Policies (Continued)

The following table summarizes the amount of net gain or (loss) recognized in interest income and other, net in the accompanying condensed consolidated statements of income:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Forward foreign exchange contracts	$3	$(5)	$3	$2

Total	$3	$(5)	$3	$2

The Company is exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which it partially mitigates through the use of fixed-price contracts with counterparties, for approximately 25% of its warehouses and other facilities in the U.S., Canada and Australia. The Company also enters into variable-priced derivative contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts qualify for treatment as “normal purchases or normal sales” and require no mark-to-market adjustment.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in its second quarter of 2010.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification as the source of authoritative GAAP (other than guidance issued by the SEC) to be used in the preparation of financial statements. The Company adopted these requirements at the beginning of its fiscal year 2010, as reflected in the notes to the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued amended guidance surrounding the adoption of fair value measurements. The amendment allowed for an elected deferral of the adoption for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer adoption at the time of the amendment. The Company adopted the requirements for all nonfinancial assets and nonfinancial liabilities in its financial statements at the beginning of its fiscal year 2010. The adoption did not impact the Company’s condensed consolidated financial statements. See Note 3 for more information.

In December 2007, the FASB issued guidance that changed the accounting and reporting of noncontrolling interests in consolidated financial statements. This guidance requires noncontrolling interests to be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control, to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value,

Note 1—Summary of Significant Accounting Policies (Continued)

with any gain or loss recognized in net income. The Company adopted these new requirements at the beginning of its first quarter of fiscal 2010. In January 2010, the FASB issued additional guidance on this topic, which clarifies the types of transactions that should be accounted for as a decrease in ownership of a subsidiary. The Company retrospectively adopted these new requirements at the beginning of its first quarter of fiscal 2010, as required. The adoption did not impact the Company’s condensed consolidated financial statements. See Note 5 for more information.

In December 2007, the FASB issued guidance on business combinations. This guidance retains the fundamental requirements of the acquisition method of accounting (formerly the purchase method) to account for all business combinations. However, it requires the reporting entity in a business combination to recognize all identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, establishes the acquisition-date fair value as the measurement objective, and requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. The Company adopted these requirements at the beginning of its fiscal year 2010. The adoption did not impact the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company will adopt this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, the Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued amended guidance on revenue recognition for multiple-deliverable revenue arrangements. Under this guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling-price method. This guidance also prescribes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance at the beginning of its fiscal year 2011. The Company is in the process of evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In June 2009, the FASB issued amended guidance concerning whether variable interests constitute controlling financial interests. This guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company will adopt this guidance at the beginning of its fiscal year 2011. The Company is in the process of evaluating the impact that adoption of this standard will have on its future consolidated financial statements.

Note 1—Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the condensed consolidated statements were issued.

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 30, 2009.

The Company’s investments at February 14, 2010 and August 30, 2009, were as follows:

February 14, 2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Balance Sheet Classification
					Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$25	$—	$—	$25	$25	$—
U.S. government and agency securities	408	4	—	412	412	—
Corporate notes and bonds	24	—	—	24	24	—
Asset and mortgage-backed securities	32	1	—	33	33	—

Total available-for-sale	489	5	—	494	494	—
Held-to-maturity:
Certificates of deposit	91	—	—	91	91	—

Total investments	$580	$5	$—	$585	$585	$—

August 30, 2009:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Balance Sheet Classification
					Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$13	$—	$—	$13	$13	$—
U.S. government and agency securities	400	3	—	403	403	—
Corporate notes and bonds	49	1	(1)	49	49	—
Asset and mortgage-backed securities	48	1	—	49	46	3

Total available-for-sale	510	5	(1)	514	511	3
Held-to-maturity:
Certificates of deposit	59	—	—	59	59	—

Total investments	$569	$5	$(1)	$573	$570	$3

Note 2—Investments (Continued)

The proceeds and gross realized gains and losses from sales of available-for-sale securities during the second quarter and the first half of 2010 and 2009 are provided in the following table:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Proceeds	$11	$43	$45	$93
Realized gains	1	1	3	2
Realized losses	(1)	—	(1)	—

The following table presents the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired:

August 30, 2009	Less than 12 Months		Greater than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
U.S. government and agency	$—	$—	$—	$—
Corporate notes and bonds	—	—	(1)	8
Asset and mortgage-backed securities	—	—	—	—

	$—	$—	$(1)	$8

As of February 14, 2010, the Company’s available-for-sale securities that were in continuous unrealized loss positions were insignificant.

In fiscal 2008, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assesses the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the second quarter and first half of 2009, the Company recognized $1 and $7, respectively, of other-than-temporary impairment losses related to these securities, which were included in interest income and other, net in the accompanying condensed consolidated statements of income. No impairment losses were recorded during the second quarter or first half of 2010. At February 14, 2010, and August 30, 2009, the balance of the Columbia fund was $2 and $27, respectively, on the condensed consolidated balance sheets. At February 14, 2010, $2 remained in short-term investments on the condensed consolidated balance sheets. At August 30, 2009, $24 remained in short-term investments and $3 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions.

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at February 14, 2010, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$315	$315	$91	$91
Due after one year through five years	168	173	—	—
Due after five years	6	6	—	—

	$489	$494	$91	$91

Note 3—Fair Value Measurement

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures, in its condensed consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of February 14, 2010 and August 30, 2009, respectively, about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

February 14, 2010:	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$2,609	$—	$—
Investment in U.S. government and agency securities	—	412	—
Investment in corporate notes and bonds	—	22	2
Investment in asset and mortgage-backed securities	—	33	—
Forward foreign exchange contracts, in asset position(1)	—	2	—
Forward foreign exchange contracts, in liability position(1)	—	(1)	—

Total	$2,609	$468	$2

Note 3—Fair Value Measurement (Continued)

August 30, 2009:	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$1,597	$—	$—
Investment in U.S. government and agency securities	—	403	—
Investment in corporate notes and bonds	—	35	14
Investment in asset and mortgage-backed securities	—	37	12
Forward foreign exchange contracts, in asset position(1)	—	2	—
Forward foreign exchange contracts, in liability position(1)	—	(4)	—

Total	$1,597	$473	$26

(1)	The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The tables below provide a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the second quarter and first half of 2010 and 2009:

	12 Weeks Ended February 14, 2010
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$5	$2	$7
Total realized and unrealized gains:
Included in other comprehensive (loss) income	—	—	—
Included in interest income and other, net	—	—	—
Purchases, issuances, and (settlements)	(3)	(2)	(5)
Net transfers in (out)	—	—	—

Balance, end of period	$2	$—	$2

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of February 14, 2010	$—	$—	$—

	12 Weeks ended February 15, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$5	$15	$20
Total realized and unrealized losses:
Included in other comprehensive (loss) income	—	—	—
Included in interest income and other, net	—	(1)	(1)
Purchases, issuances, and (settlements)	—	—	—
Net transfers in (out)	—	1	1

Balance, end of period	$5	$15	$20

Change in unrealized gains (losses) included in other income and other, net related to assets held as of February 15, 2009	$—	$(1)	$(1)

Note 3—Fair Value Measurement (Continued)

	24 Weeks ended February 14, 2010
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$14	$12	$26
Total realized and unrealized gains:
Included in other comprehensive (loss) income	—	—	—
Included in interest income and other, net	—	2	2
Purchases, issuances, and (settlements)	(12)	(14)	(26)
Net transfers in (out)	—	—	—

Balance, end of period	$2	$—	$2

Change in unrealized gains (losses) included in other income and other, net related to assets held as of February 14, 2010	$—	$—	$—

	24 Weeks ended February 15, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized losses:
Included in other comprehensive loss	(1)	—	(1)
Included in interest income and other, net	(4)	(3)	(7)
Purchases, issuances, and (settlements)	(7)	—	(7)
Net transfers in (out)	5	12	17

Balance, end of period	$5	$15	$20

Change in unrealized gains (losses) included in other income and other, net related to assets held as of February 15, 2009	$(4)	$(3)	$(7)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective August 31, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the second quarter and first half of 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Note 4—Debt

At February 14, 2010, the Company was in compliance with all restrictive covenants of its short-term borrowings.

In November 2009, the Company’s wholly-owned Japanese subsidiary paid the outstanding principal and interest balances related to the 0.88% Promissory notes due November 2009, originally issued in November 2002.

During the second quarter and first half of 2010, $1 of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into

Note 4—Debt (Continued)

5,000 and 14,000 shares of common stock, respectively. During the second quarter and first half of 2009, $3 of the face value of the Company’s Zero Coupon Notes was converted by note holders into 70,000 and 77,000 shares of common stock, respectively. These amounts differ from those in the supplemental disclosure of non-cash items in the condensed consolidated statements of cash flows due to the related discount and issuance costs.

The carrying value and estimated fair value of long-term debt consisted of the following:

	February 14, 2010		August 30, 2009
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
5.50% Senior Notes due March 2017 (2017 Senior Notes)	$1,096	$1,220	$1,096	$1,213
5.30% Senior Notes due March 2012 (2012 Senior Notes)	899	970	899	973
Zero Coupon Notes	32	53	32	44
Other long-term debt	152	153	183	185

Total	$2,179	$2,396	$2,210	$2,415

(1)	The fair value of the Company’s long-term debt is based on quoted market prices, as applicable.

Note 5—Equity and Comprehensive Income (Loss)

Dividends

The Company’s current quarterly cash dividend rate is $0.18 per share. On January 28, 2010, the Board of Directors declared a quarterly cash dividend of $0.18 per share to shareholders of record on February 12, 2010. The dividend was paid on February 26, 2010.

Stock Repurchase Programs

The Company’s stock repurchase activity during the second quarter and first half of 2010 and 2009 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Expenditure
Second quarter of 2010	250	$58.89	$15
First half of 2010	250	58.89	15

Second quarter of 2009	—	$—	$—
First half of 2009	845	65.32	55

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was approximately $1,987 at February 14, 2010. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

From time to time, the Company purchases shares in the open market for the purpose of gifting common stock rewards to employees. In the second quarter of 2010, the Company purchased a nominal amount of shares, at an average price of $58.37. In the first half of 2010, the Company purchased

Note 5—Equity and Comprehensive Income (Loss) (Continued)

8,000 shares, at an average price of $58.50. This program is separate from the Company’s publicly announced stock repurchase program discussed above.

Components of Equity and Comprehensive Income (Loss)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of subsidiaries in which Costco has a majority, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2009	$10,024	$80	$10,104
Comprehensive income:
Foreign currency translation adjustment and other	34	2	36
Unrealized gain on short term investments, net of tax	1	—	1
Net income	565	10	575

Total comprehensive income	600	12	612
Stock options exercised and vesting of restricted stock units (RSUs), including income tax	100	—	100
Repurchase of common stock	(15)	—	(15)
Stock-based compensation	100	—	100
Cash dividends	(158)	—	(158)

Equity at February 14, 2010	$10,651	$92	$10,743

Equity at August 31, 2008	$9,194	$80	$9,274
Comprehensive income (loss):
Foreign currency translation adjustment and other	(496)	(8)	(504)
Net income	502	7	509

Total comprehensive income (loss)	6	(1)	5
Stock options exercised and vesting of RSUs, including income tax	32	—	32
Conversion of convertible notes	2	—	2
Repurchase of common stock	(55)	—	(55)
Stock-based compensation	89	—	89
Cash dividends	(138)	—	(138)

Equity at February 15, 2009	$9,130	$79	$9,209

Note 5—Equity and Comprehensive Income (Loss) (Continued)

The following table shows components of total comprehensive income at the end of the second quarter and the first half of 2010 and 2009:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Net income including noncontrolling interests	$305	$243	$575	$509
Unrealized gain on short-term investments, net of tax	1	2	1	—
Foreign currency translation adjustment and other	(6)	20	36	(504)

Comprehensive income	300	265	612	5
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(3)	(12)	1

Comprehensive income attributable to Costco	$294	$262	$600	$6

Note 6—Stock-Based Compensation Plans

In the second quarter of 2010, the Fourth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Fifth Restated 2002 Stock Incentive Plan (Fifth Restated 2002 Plan). The Fifth Restated 2002 Plan authorizes the issuance of an additional 18,000,000 shares of common stock for future grants in addition to grants currently authorized. Each share issued in respect of stock units is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first half of 2010:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 30, 2009	18,742	$40.17
Granted	—	—
Exercised	(3,013)	41.90
Forfeited or expired	(4)	44.69

Outstanding at February 14, 2010(2)	15,725	$39.83	3.73	$306

Exercisable at February 14, 2010	13,949	$39.30	3.55	$279

(1)	The difference between the original exercise price and market value of common stock at February 14, 2010.
(2)	Stock options generally vest over five years and have a ten-year term.

Note 6—Stock-Based Compensation Plans (Continued)

The tax benefits realized and intrinsic value related to total stock options exercised during the first half of 2010 and 2009 are provided in the following table:

	24 Weeks Ended
	February 14, 2010	February 15, 2009
Actual tax benefit realized for stock options exercised	$18	$6
Intrinsic value of stock options exercised(1)	$52	$16

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At February 14, 2010, 12,262,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

The following awards were outstanding at the end of the first half of 2010:

•	8,888,000 time-based RSUs, which vest upon the achievement of continued employment over specified periods of time;

•

472,000 performance-based RSUs granted to certain executive officers of the Company. The performance targets have been met. Further vesting occurs upon achievement of continued employment over specified periods of time; and

•

305,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2010, as determined by the Compensation Committee of the Board of Directors, after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the performance targets will be achieved.

The following table summarizes RSU transactions during the first half of 2010:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 30, 2009	8,531	$54.60
Granted	3,419	55.94
Vested	(2,235)	54.44
Forfeited	(50)	54.45

Non-vested at February 14, 2010	9,665	$55.11

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
RSUs	$41	$31	$85	$62
Stock options	7	14	15	27

Total stock-based compensation expense before income taxes	48	45	100	89
Income tax benefit	(15)	(15)	(33)	(30)

Total stock-based compensation expense, net of income tax	$33	$30	$67	$59

The remaining unrecognized compensation cost related to non-vested RSUs at February 14, 2010, was $449, and the weighted-average period of time over which this cost will be recognized is 3.5 years. The remaining unrecognized compensation cost related to unvested stock options at February 14, 2010, was $5, and the weighted-average period of time over which this cost will be recognized is 0.3 years.

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income attributable to Costco (net income) per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Net income available to common stockholders used in basic and diluted net income per common share	$299	$239	$565	$502

Weighted average number of common shares used in basic net income per common share	439,786	433,476	438,475	432,963
Stock options and RSUs	6,182	4,763	6,440	5,649
Conversion of convertible notes	950	1,449	955	1,483

Weighted number of common shares and dilutive potential of common stock used in diluted net income	446,918	439,688	445,870	440,095

Anti-dilutive stock options and RSUs	1,764	10,173	1,839	4,656

Note 8—Commitments And Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. On February 21, 2008 the court in Randall tentatively granted in part and denied in part plaintiffs’ motion for class certification. That order was finalized by the court on May 13, 2008. The parties in Randall have agreed on a partial settlement of the action (resolving all claims except for the claim that the Company miscalculated pay), requiring a payment of up to $16 by the Company, which was substantially paid in the first quarter of fiscal 2010. The miscalculation claim from the Randall case was refiled as a separate action by stipulation, alleging that the Company miscalculated the rates of pay for all department and ancillary managers in California in violation of Labor Code Section 515(d). On October 2, 2009, the court granted the Company’s motion for summary judgment, and that ruling has been appealed. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805. In the Williams action, the parties have achieved a settlement, subject to final court approval.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime compensation. The complaint alleges misclassification of certain California managers. On May 15, 2008, the court partially granted the Company’s motion to dismiss the complaint, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Plaintiff’s class certification motion is pending. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company’s motion to dismiss was partially granted. Discovery is ongoing. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. On February 1, 2010, the court denied plaintiff’s motion for class certification, and that ruling has been appealed. A similar purported class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, claiming denial of wages and false imprisonment during the post-closing procedures, when security measures allegedly cause employees to be locked in the warehouses. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. A similar purported class action was filed on November 20, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees: an “Unpaid Wage Class”; and a “Wage Statement Class.” The “Unpaid Wage Class” alleges that the Company improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” alleges that final paychecks do not contain the accurate and itemized information legally required for wage statements. On May 29, 2008, the court granted in part a motion to dismiss, dismissing with prejudice the wage-itemization claims. On May 5, 2009, the court denied the Company’s motion for summary judgment. Plaintiff’s class certification motion is pend -

Note 8—Commitments And Contingencies (Continued)

ing. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

Another purported class action was filled against the Company on October 28, 2009. Plaintiff alleges that the Company failed to provide reasonable seating to employees in violation of California law. Jade Jue v. Costco Wholesale Corp., San Mateo County Superior Court Case No. 489091. The case was removed to federal court, Case No. 3:10-cv-0033 WHA.

On March 1, 2010, a putative class action was filed alleging that as to California non-exempt employees the Company has unlawfully denied meal and rest breaks, failed to pay wages, failed to provide accurate wage-itemization statements, failed to maintain time records, and willfully failed to pay termination wages. George v. Costco Wholesale Corp., San Diego Superior Court, Case No. 37-2010-00086734-CU-OE-CTL.

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

Class actions stated to have been brought on behalf of certain present and former Costco members:

In Evans, et ano., v. Costco Wholesale Corp., No. BC351869 (Superior Court for the County of Los Angeles), and Dupler v. Costco Wholesale Corp., Index No. 06-007555 (commenced in the Supreme Court of Nassau County, New York and removed to the United States District Court for the Eastern District of New York), it is asserted that the Company violated various provisions of California and New York common law and statutes in connection with a membership renewal practice. Under that practice, members who paid their renewal fees late generally had their twelve-month membership renewal periods commence at the time of the prior year’s expiration rather than the time of the late payment. Plaintiffs in these two actions seek compensatory damages, restitution, disgorgement, preliminary and permanent injunctive and declaratory relief, attorneys’ fees and costs, prejudgment interest and, in Evans, punitive damages. On April 2, 2009, the district court preliminarily approved a settlement that, if finally approved, will resolve both of these actions. The settlement entails a provisional certification of a nationwide class of present and former Costco members who from March 1, 2001, to March 31, 2009, paid their membership renewal fees late and had their renewal periods commence at the prior year’s expiration date rather than the date of payment. Depending upon their individual circumstances, class members can be eligible for up to a three-month extension of their current membership or, if they are no longer Costco members, a temporary membership of up to three months. Other than payments to two class representatives, the settlement does not provide for cash payments to class members. The Company has agreed not to oppose a request for an award of attorneys’ fees to class counsel in an amount up to $5. The court is considering whether the settlement should receive final approval. In the third quarter of 2009, the Company recorded an adjustment to deferred membership fees of $27 and a

Note 8—Commitments And Contingencies (Continued)

reserve was established in the amount of $7 to cover the expected costs of the certificates, payment of attorneys’ fees to class counsel, and certain expenses of settlement administration. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/renewalsettlement.pdf. A hearing concerning settlement approval is set for March 29, 2010.

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

Note 8—Commitments And Contingencies (Continued)

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

Three shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleged, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserted claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The second action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and named as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleged that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserted claims under both state law and the federal securities laws and sought relief comparable to that sought in the state court action described above. Plaintiff further alleged that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and

Note 8—Commitments And Contingencies (Continued)

financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleged, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it was further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleged that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The third action, Daniel Buckfire v. James D. Sinegal, et al., No. 2:09-cv-00893-TSZ (United States District Court for the Western District of Washington), was filed on or about June 29, 2009, and contains allegations substantially similar to those in the Pirelli action. On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint. That complaint is largely similar to previous filings, except that: it challenges additional grants (in 1995, 1996, and 2004) and alleges that additional federal securities law filings, including proxy statements and SEC Forms 10-K, Forms 10-Q and related officer certifications (generally from 1996 through and including 2008) were false and misleading for failure to adequately disclose circumstances surrounding grants of options; and now includes as defendants only the following individuals: James D. Sinegal, Richard A. Galanti, Jeffrey H. Brotman, Hamilton E. James, John W. Meisenbach, Jill S. Ruckelshaus, Charles T. Munger, Benjamin S. Carson, Sr., Richard D. DiCerchio, and David S. Petterson. On November 16, 2009, the defendants filed motions to dismiss the amended complaint on various grounds, including that plaintiffs failed properly to allege why a pre-suit demand had not been made on the board of directors.

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

Note 8—Commitments And Contingencies (Continued)

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

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. The State of Washington is conducting such an examination on its own behalf. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief.

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

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, Japan, Australia, the United Kingdom, and through majority-owned subsidiaries in Taiwan and Korea and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The investment in the Mexico joint-venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 30, 2009, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

Note 9—Segment Reporting (Continued)

	United States Operations(1)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 14, 2010
Total revenue	$14,371	$2,835	$1,536	$18,742
Operating income	313	104	53	470
Depreciation and amortization	147	24	14	185
Capital expenditures, net	131	30	32	193

Twelve Weeks Ended February 15, 2009
Total revenue	$13,491	$2,155	$1,197	$16,843
Operating income	302	52	44	398
Depreciation and amortization	131	19	11	161
Capital expenditures, net	225	39	32	296

Twenty-Four Weeks Ended February 14, 2010
Total revenue	$27,592	$5,490	$2,959	$36,041
Operating income	579	216	103	898
Depreciation and amortization	291	49	29	369
Capital expenditures, net	374	80	52	506
Property and equipment, net	8,543	1,455	1,107	11,105
Total assets	18,240	2,867	2,259	23,366
Total equity	7,856	1,621	1,266	10,743

Twenty-Four Weeks Ended February 15, 2009
Total revenue	$26,427	$4,450	$2,361	$33,238
Operating income	582	161	77	820
Depreciation and amortization	256	38	22	316
Capital expenditures, net	489	89	93	671
Property and equipment, net	8,228	1,220	906	10,354
Total assets	16,761	2,202	1,774	20,737
Total equity	7,025	1,181	1,003	9,209

Year Ended August 30, 2009
Total revenue	$56,548	$9,737	$5,137	$71,422
Operating income	1,273	354	150	1,777
Depreciation and amortization	589	90	49	728
Capital expenditures, net	904	135	211	1,250
Property and equipment, net	8,415	1,394	1,091	10,900
Total assets	17,228	2,641	2,110	21,979
Total equity	7,458	1,470	1,176	10,104

(1)	Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share warehouse number data)

Forward-looking Statements

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

Key items for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 include:

•

Net sales increased 11.3% to $18,356, driven by a 9% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and sales at 15 net new warehouses opened since the end of the second quarter of fiscal 2009. Net sales were significantly impacted by increases in the price of gasoline and by certain foreign currency exchange rates;

•	Membership fees increased 8.5% to $386, primarily due to new membership sign-ups and increased penetration of the higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 26 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased nine basis points;

•	Net income attributable to Costco increased 24.9% to $299, or $0.67 per diluted share compared to $239, or $0.55 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.18 per share; and

•	The Board of Directors appointed W. Craig Jelinek as Costco’s President and Chief Operating Officer and elected him a director. Jim Sinegal will continue as Chief Executive Officer.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Mr. Sinegal, together with Chairman of the Board Jeff Brotman, Senior Executive Vice President Dick DiCerchio and Mr. Jelinek, will form an Office of the President, through which the four will coordinate on major Company matters.

We believe that the most important driver of increasing profitability is sales growth, particularly comparable sales growth. Comparable sales growth is achieved through a combination of increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales not associated with currency fluctuations the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Adverse economic conditions negatively impacted spending by our customers during fiscal 2009, and we expect that negative impact to continue in fiscal 2010. Sales growth and our gross margin are also impacted by our competition, which is vigorous and widespread, including other warehouse clubs, discount, department, drug, variety and specialty stores, and supermarkets, as well as internet retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority” -consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members.

Our financial performance also depends heavily on our ability to control costs. While we believe that we have achieved successes in this area historically, some significant costs are partially outside our control, most particularly health care expenses. With respect to expenses relating to the compensation of our employees, our philosophy is not to seek to minimize the wages and benefits that they earn. Rather, we believe that achieving our longer-term objectives of reducing turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the income statement, particularly gross margin and selling, general and administrative expenses, can have substantial impacts on net income.

We also achieve growth by opening new warehouses and relocating existing warehouses to larger facilities. As our warehouse base grows and available and desirable potential sites become more difficult to secure, square footage growth becomes a comparatively less substantial component of growth, but the negative aspects of such growth (including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouse when openings occur in existing markets) are ameliorated. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Results of Operations

Certain percentages presented are calculated using actual results prior to rounding. Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2010 and 2009 relate to the 12-week fiscal quarters ended February 14, 2010 and February 15, 2009, respectively. References to the first half of 2010 and 2009 relate to the 24-weeks ended February 14, 2010 and February 15, 2009, respectively. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Net sales	$18,356	$16,488	$35,278	$32,524
Increase (decrease) in comparable warehouse sales	9%	(3)%	6%	(1)%

Net Sales

Net sales increased 11.3% during the second quarter of 2010 compared to the second quarter of 2009. The $1,868 increase is comprised of $1,478 from the increase in comparable warehouse sales and the remainder primarily from sales at the 15 net new warehouses opened (18 opened, one closed for relocation, and the closure of our two Costco Home locations) since the end of the second quarter of fiscal 2009.

For the first half of 2010, net sales increased 8.5% compared to the first half of 2009. The $2,754 increase is comprised of a $2,013 increase in comparable warehouse sales and the remainder primarily from sales at 15 net new warehouses opened (18 opened, one closed for relocation, and two closed Costco Home locations) since the end of the second quarter of fiscal 2009.

Foreign currencies, particularly in Canada, the United Kingdom, and Korea, strengthened against the U.S. dollar, which positively impacted net sales during the second quarter and first half of 2010 by approximately $527 (320 basis points), and $727 (224 basis points), respectively. Net sales were positively impacted by gasoline price inflation in the second quarter and first half of 2010 by approximately $446 (271 basis points), and $284 (87 basis points), respectively, which resulted from a 51% and 12% increase in the average sales price per gallon, respectively.

Our sales results continue to be negatively impacted by general economic conditions, and we believe that those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales increased 9% and 6% in the second quarter and first half of 2010, respectively, and were positively impacted by both an increase in shopping frequency and in the average amount spent. Strengthening foreign currencies positively impacted comparable sales by approximately $502 (306 basis points) and $691 (214 basis points) in the second quarter and first half of 2010, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Gasoline price inflation positively impacted comparable sales results by approximately $439 (266 basis points) and $279 (86 basis points), during the second quarter and first half of 2010, respectively.

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Membership fees	$386	$355	$763	$714
Membership fees as a percent of net sales	2.10%	2.16%	2.16%	2.20%
Total cardholders (000’s)	56,900	54,500	56,900	54,500

Membership fees increased 8.5% in the second quarter of 2010, and increased 6.8% in the first half of 2010, primarily due to the additional membership sign-ups at the 15 net new warehouses opened since the end of the second quarter of fiscal 2009 and increased penetration of the higher-fee Executive Membership program. Our member renewal rate, currently at 87%, is consistent with recent years.

Foreign currencies, particularly in Canada, the United Kingdom, and Korea, strengthened against the U.S. dollar, which positively impacted membership fees for the second quarter and the first half of 2010 by approximately $11 and $16, respectively.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Gross margin	$1,960	$1,717	$3,801	$3,477
Gross margin as a percent of net sales	10.68%	10.42%	10.77%	10.69%

Gross margin, as a percent of net sales, increased 26 basis points compared to the second quarter of 2009. This increase was primarily related to a net 16 basis point increase in our warehouse ancillary businesses, primarily gasoline, and a 15 basis point increase in our core merchandise business. The core merchandise gross margin, however, when expressed as a percent of its own sales and not net sales, increased 54 basis points quarter over quarter with all categories showing increases. This increase was largely attributable to price reductions and higher seasonal markdowns in the second quarter of fiscal 2009 that were not repeated this year. While the core merchandise gross margin, as a percent of its own sales, increased 54 basis points quarter over quarter, the increased sales penetration of the lower margin gasoline business caused this increase to be 15 basis points when expressed as a percent of net sales. In addition, gross margin was negatively impacted by four basis points due to a favorable LIFO adjustment in the second quarter of 2009 compared to no adjustment in the second quarter of 2010. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by one basis point.

Gross margin, as a percent of net sales, increased eight basis points compared to the first half of 2009. Favorable LIFO adjustments in the prior year compared to no adjustments in the current year negatively impacted gross margin by three basis points. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by two basis points. Our core merchandise departments increased by a net 15 basis points, with all categories showing increases as a percent of their own sales.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Foreign currencies, particularly in Canada, the United Kingdom and Korea, strengthened against the U.S. dollar, which positively impacted gross margin for the second quarter and the first half of 2010 by approximately $57 and $81, respectively.

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Selling, general and administrative expenses (SG&A)	$1,873	$1,666	$3,650	$3,343
SG&A as a percent of net sales	10.20%	10.11%	10.35%	10.28%

SG&A, as a percent of net sales, increased nine basis points compared to the second quarter of 2009. SG&A includes a $22 charge related to a change in employee benefits in the second quarter of 2010, whereby certain unused time off will now be paid annually to our employees, which had a negative impact of 12 basis points. Warehouse operating costs, as a percent of net sales, were flat quarter over quarter, but were favorably impacted by approximately 22 basis points due to higher sales in the quarter resulting from gasoline price inflation. The primary items negatively impacting warehouse operating costs, as a percent of net sales, were higher employee healthcare costs, workers’ compensation expenses, and bonuses. Central administrative costs and stock-based compensation positively impacted SG&A, as a percent of net sales, by approximately two and one basis points, respectively.

SG&A expenses, as a percent of net sales, increased seven basis points compared to the first half of 2009. The $22 charge discussed above negatively impacted SG&A expense by six basis points. Increased warehouse operating and central administrative costs negatively impacted SG&A expense comparisons by approximately nine basis points. In the first half of 2009, we recorded a $29 charge to write-down the net realizable value of the cash surrender value of the employee life insurance contracts, which positively impacted SG&A’s expense comparisons by nine basis points, as there was no comparable charge this year. Stock-based compensation negatively impacted SG&A expense comparisons by one basis point.

Foreign currencies, particularly in Canada, the United Kingdom and Korea, strengthened against the U.S. dollar, which negatively impacted SG&A for the second quarter and the first half of 2010 by approximately $49 and $68, respectively.

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Preopening expenses	$3	$7	$14	$20

Warehouse openings, including relocations	2	—	8	8

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

whether the opening is in an existing, new, or international market. The fiscal 2009 preopening expense included costs related to several international warehouses that opened in the fourth quarter of fiscal 2009.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Warehouse closing expenses	$—	$1	$2	$6
Impairment of long-lived assets	—	—	—	2

Provision for impaired assets & closing costs, net	$—	$1	$2	$8

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

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Interest expense	$26	$25	$50	$50

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007.

Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Interest income, net	$4	$8	$11	$14
Earnings of affiliates and other, net	26	4	37	19

Interest income and other, net	$30	$12	$48	$33

The decrease in interest income of $4 in the second quarter of 2010 compared to second quarter of 2009 is largely due to lower interest rates on our cash and cash equivalents and short-term investment balances.

The increase of earnings of affiliates and other, net in the second quarter of 2010 compared to the second quarter of 2009 is primarily due to an increase in earnings from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings increased due to stronger sales and the peso strengthening against

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

the U.S. dollar. In addition, there was a favorable $3 mark-to-market adjustment in the second quarter of 2010 compared to a negative $5 adjustment in 2009, related to our forward foreign exchange contracts. See Derivatives section for more information.

The net decrease in interest income of $3 in the first half of 2010 compared to first half of 2009 was largely due to lower interest rates on our cash and cash equivalents and short-term investment balances. In the first half of 2009, we recorded a $7 other-than-temporary impairment loss, recognized on certain securities within our investment portfolio. No impairment was recognized in the first half of 2010.

The increase of earnings of affiliates and other, net in the first half of 2010 compared to the first half of 2009 is due primarily to an increase in earnings from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings increased due to stronger sales and the peso strengthening against the U.S. dollar.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Provision for income taxes	$169	$142	$321	$294
Effective tax rate	35.6%	36.9%	35.8%	36.6%

The decline in the effective tax rates is attributable to various factors, including a year-over-year increase in the amount of credits relating to our investment in solar energy, a year-over-year decrease in the amount of reserves relating to uncertain tax positions, and a change in the mix of earnings between domestic and international operations. The fiscal 2009 effective tax rates also include the unfavorable impact of a write-down on investments that were non-deductible for tax purposes.

Net Income Attributable to Costco (Net Income)

	12 Weeks Ended		24 Weeks Ended
	February 14, 2010	February 15, 2009	February 14, 2010	February 15, 2009
Net income	$299	$239	$565	$502
Net income per diluted share	$0.67	$0.55	$1.27	$1.14
Shares used to calculate net income per diluted share (000’s)	446,918	439,688	445,870	440,095

Net income for the second quarter of 2010 increased to $299, or $0.67 per diluted share, from $239, or $0.55 per diluted share, during the second quarter of 2009, representing a 21.8% increase in diluted net income per share. Various factors, discussed in detail above (including sales, membership fees, gross margin, and selling, general and administrative expenses), contributed to the increase in net income for the second quarter and first half of 2010, most particularly increases in sales. Strengthening foreign currencies, particularly in Canada, the United Kingdom, and Korea, positively impacted net income by approximately $20 pre-tax, or $0.03 per diluted share. Additionally, net income was negatively impacted by a $22 pre-tax charge, or approximately $0.03 per diluted share, related to a change in our employee benefits in the second quarter of 2010.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Net income for the first half of 2010 increased to $565, or $1.27 per diluted share, from $502, or $1.14 per diluted share, during the first half of 2009, representing an 11.4% increase in diluted net income per share. As previously discussed, foreign currencies, particularly in Canada, the United Kingdom, and Korea, strengthened against the U.S. dollar, which positively impacted net income by approximately $30 pre-tax, or $0.04 per diluted share. Additionally, net income was negatively impacted by a $22 pre-tax charge, or approximately $0.03 per diluted share, related to a change in employee benefits in the second quarter of 2010.

Liquidity and Capital Resources

Cash Flows

The following table itemizes components of our most liquid assets:

	February 14, 2010	August 30, 2009
Cash and cash equivalents	$4,134	$3,157
Short-term investments	585	570

Total	$4,719	$3,727

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $4,719 and $3,727 at February 14, 2010, and August 30, 2009, respectively. Of these balances, approximately $845 and $758 at February 14, 2010, and August 30, 2009, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our quarter.

Net cash provided by operating activities totaled $1,360 in the first half of 2010 compared to net $850 in the first half of 2009. This net increase of $510 was primarily attributable to a $294 decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable), a $145 increase from the change in our other current operating assets and liabilities, and an increase in net income of $66. The change in other current operating assets and liabilities was largely due to a timing difference in the funding of our prepaid health insurance year over year.

Net cash used in investing activities totaled $506 in the first half of 2010 compared to $559 in the first half of 2009. This decrease relates primarily to a $165 decrease in cash used for purchase of property and equipment, partially offset by a $116 decrease in cash provided by the net investment in short-term investments.

Net cash provided by financing activities totaled $111 in the first half of 2010 compared to $151 of net cash used in the first half of 2009, an increase of $262. The increase was primarily attributable to a $137 increase in bank checks outstanding, a $61 decrease in the cash used to repurchase common stock in the first half of 2010 compared to repurchases which took place in the first half of 2009, and a $55 increase in proceeds from stock-based awards.

The effect of exchange rate changes reflected in the condensed consolidated statements of cash flows increased cash by $12 in the first half of 2010, compared to a decrease of $54 in the first half of 2009, an increase of $66. This increase is primarily due to strengthening foreign currencies, primarily in Canada, the United Kingdom, and Korea, as compared to the U.S. dollar during the first half of 2010 as compared to the weakening of these currencies against the U.S. dollar in the first half of 2009.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

In fiscal 2008, one of our enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. We assess the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the second quarter and first half of 2009, we recognized $1 and $7, respectively, of other-than-temporary impairment losses related to these securities, which were included in interest income and other, net in the accompanying condensed consolidated statements of income. No impairment losses were recorded during the second quarter or first half of 2010. At February 14, 2010 and August 30, 2009, the balance of the Columbia fund was $2 and $27, respectively, on the condensed consolidated balance sheets. At February 14, 2010, $2 remained in short-term investments on the condensed consolidated balance sheets. At August 30, 2009, $24 remained in short-term investments and $3 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions.

Dividends

Our current quarterly cash dividend rate is $0.18 per share or $0.72 per share on an annualized basis. On January 28, 2010, our Board of Directors declared a quarterly cash dividend of $0.18 per share for shareholders of record on February 12, 2010. The dividend was paid on February 26, 2010. Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,200 during fiscal 2010 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the second quarter of 2010, we spent approximately $506 on capital expenditures.

We opened eight new warehouses, including relocations, in the first half of 2010. Expansion plans for the remainder of fiscal 2010 are to open up to seven additional new warehouses.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Bank Credit Facilities and Commercial Paper Programs

			Credit Line Usage at February 14, 2010
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby Letter of Credit	N/A	$23	$23	$—	$—	$—	N/A

U.S.	Uncommitted Commercial Letter of Credit	N/A	50	—	5	—	45	N/A
Australia(1)	Guarantee Line	N/A	9	—	—	—	9	N/A
Canada(1)(5)	Multi- Purpose Line	March-10	28	18	—	—	10	1.76%

Japan(1)(4)	Revolving Credit	February-10	39	—	—	23	16	0.57%

Japan(1)(3)	Bank Guaranty	March-10	11	11	—	—	—	N/A

Japan(1)(4)	Revolving Credit	February-10	39	—	—	23	16	0.62%

Japan(2)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A

Korea(1)(3)	Multi- Purpose Line	March-10	10	1	—	—	9	3.88%

Taiwan	Multi- Purpose Line	January-11	22	5	1	—	16	2.50%

Taiwan	Multi- Purpose Line	July-10	16	4	—	—	12	2.59%

United Kingdom	Uncommitted Money Market Line	N/A	31	—	—	—	31	3.00%

United Kingdom	Uncommitted Overdraft Line	N/A	47	—	—	—	47	1.50%

United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A

United Kingdom	Commercial Letter of Credit	N/A	3	1	—	—	2	N/A

TOTAL			$332	$66	$6	$46	$214

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	The letter of guarantee is fully cash-collateralized by the subsidiary.
(3)	The Company intends to renew this credit facility upon expiration, with similar terms.
(4)	Subsequent to the end of the second quarter of 2010, the Company renewed this credit facility with similar terms.
(5)	Subsequent to the end of the second quarter of 2010, the Company extended this credit facility for 30 days.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

We have credit facilities (for commercial and standby letters of credit) totaling $120 as of February 14, 2010. The outstanding commitments under these facilities at February 14, 2010, totaled $72, including $66, in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit (standby and/or commercial) or short-term borrowings will result in a corresponding decrease in available credit.

Our United Kingdom subsidiary’s revolving credit facility expired shortly before the end of our second quarter of 2010. We are currently reviewing various credit facility structures to replace this expired facility.

Financing Activities

In October 2009, we entered into a capital lease for a then-future warehouse location and recorded a liability in the amount of $80, representing the lesser of the estimated fair value of the property compared to the net present value of aggregate future minimum lease payments totaling $162, using our incremental borrowing rate of 5.5%. This lease expires and becomes subject to a renewal clause in December 2034. As of February 14, 2010, $80 is included in deferred income taxes and other liabilities and a nominal amount in other current liabilities on the condensed consolidated balance sheets.

In November 2009, our wholly-owned Japanese subsidiary paid the outstanding principal and interest balances related to the 0.88% Promissory Notes due November 2009, originally issued in November 2002.

During the second quarter and first half of 2010, $1 of the face value of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 5,000 and 14,000 shares of common stock, respectively. During the second quarter and first half of 2009, $3 of the face value of our Zero Coupon Notes was converted by note holders into 70,000 and 77,000 shares of common stock, respectively.

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business, which we manage, in part, through the use of forward foreign exchange contracts (contracts), seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage the counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this effectively mitigates counterparty risk. The contracts are limited to a time period of less than one year. See Note 1 and Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, for additional information related to these contracts.

We are exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which we partially mitigate through the use of fixed-price contracts with counterparties, for approximately 25% of our warehouses and other facilities in the U.S., Canada, and Australia. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts qualify for treatment as “normal purchases or normal sales” under applicable FASB guidance and require no mark-to-market adjustment.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Stock Repurchase Programs

In the second quarter of 2010, we repurchased 250,000 shares of our common stock, at an average price of $58.89, totaling approximately $15. There was no stock repurchase activity in the second quarter of 2009. In the first half of 2010 and 2009, we repurchased 250,000 and 845,000 shares, at an average price of $58.89 and $65.32, for a total expenditure of $15 and $55, respectively. The remaining amount available for stock repurchases under the approved plans was approximately $1,987 at February 14, 2010. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

From time to time, we purchase shares in the open market for the purpose of gifting common stock rewards to employees. In the second quarter of 2010, we purchased a nominal amount of shares, at an average price of $58.37. In the first half of 2010, we purchased 8,000 shares, at an average price of $58.50. This program is separate from our publicly announced stock repurchase program discussed above.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended August 30, 2009. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2010 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
November 23, 2009—December 20, 2009	—	$—	—	$2,002
December 21, 2009—January 17, 2010	—	—	—	2,002
January 18, 2010—February 14 , 2010	250,000	58.89	250,000	1,987

Total second quarter	250,000	$58.89	250,000

(1)	Monthly information is presented by reference to our fiscal periods during the second quarter of fiscal 2010.
(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors: $300 and $1,000 were authorized in September 2007 and November 2007, which expire in August 2010 and November 2010, respectively; and $1,000 authorized in July 2008, which expires in July 2011.

From time to time, we purchase shares in the open market for the purpose of gifting common stock rewards to employees. In the second quarter of fiscal 2010, we purchased a nominal amount of shares, at an average price of $58.37. In the first half of fiscal 2010, we purchased 8,000 shares, at an average price of $58.50. This program is separate from our publicly announced stock repurchase program discussed above.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

The Company’s annual meeting of shareholders was held on January 28, 2010, at which the shareholders voted on the following proposals:

(1)	Election of four Class II directors to hold office until the Annual Meeting of Shareholders in 2013 and until their successors are elected and qualified.

Name of Candidate	For		Withheld
Benjamin S. Carson, Sr., M.D.	307,288,140	98.53%	4,575,252	1.47%
William H. Gates	308,326,230	98.87%	3,537,162	1.13%
Hamilton E. James	261,725,758	83.92%	50,137,634	16.08%
Jill S. Ruckelshaus	306,419,625	98.25%	5,443,767	1.75%

There were 56,259,310 broker non-votes.

(2)	Amendment to the Company’s Fourth Restated 2002 Stock Incentive Plan to increase the number of shares available to be granted under the plan.

For		Against		Abstained
261,514,726	83.85%	49,572,836	15.90%	773,128	0.25%

There were 56,262,012 broker non-votes.

(3)	Ratification of the selection of KPMG LLP as the Company’s independent auditors.

For		Against		Abstained
364,507,562	99.02%	2,971,909	0.81%	643,231	0.17%

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(2)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.1.13*	Fifth Restated 2002 Stock Incentive Plan

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.
(2)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 17, 2010	/S/ JAMES D. SINEGAL
Date	James D. Sinegal Chief Executive Officer

March 17, 2010	/S/ RICHARD A. GALANTI
Date	Richard A. Galanti Executive Vice President, Chief Financial Officer