Form 10-Q
period 2010-05-09
COSTCO WHOLESALE CORP /NEW
filed 2010-06-10
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 9, 2010

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

The number of shares outstanding of the issuer’s common stock as of May 28, 2010, was 439,132,186

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	May 9, 2010	August 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,413	$3,157
Short-term investments	854	570
Receivables, net	818	834
Merchandise inventories	5,546	5,405
Deferred income taxes and other current assets	426	371

Total current assets	12,057	10,337

PROPERTY AND EQUIPMENT
Land	3,402	3,341
Buildings, leasehold and land improvements	8,932	8,453
Equipment and fixtures	3,486	3,265
Construction in progress	150	264

	15,970	15,323
Less accumulated depreciation and amortization	(4,912)	(4,423)

Net property and equipment	11,058	10,900

OTHER ASSETS	784	742

TOTAL ASSETS	$23,899	$21,979

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$30	$16
Accounts payable	5,975	5,450
Accrued salaries and benefits	1,437	1,418
Accrued sales and other taxes	349	302
Deferred membership fees	921	824
Current portion of long-term debt	—	80
Other current liabilities	1,477	1,191

Total current liabilities	10,189	9,281
LONG-TERM DEBT, excluding current portion	2,132	2,130
DEFERRED INCOME TAXES AND OTHER LIABILITIES	606	464

Total liabilities	12,927	11,875

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.005 par value; 900,000,000 shares authorized; 440,575,000 and 435,974,000 shares issued and outstanding	2	2
Additional paid-in capital	4,107	3,811
Accumulated other comprehensive income	151	110
Retained earnings	6,614	6,101

Total Costco stockholders’ equity	10,874	10,024
Noncontrolling interests	98	80

Total equity	10,972	10,104

TOTAL LIABILITIES AND EQUITY	$23,899	$21,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
REVENUE
Net sales	$17,385	$15,477	$52,663	$48,001
Membership fees	395	329	1,158	1,043

Total revenue	17,780	15,806	53,821	49,044
OPERATING EXPENSES
Merchandise costs	15,494	13,776	46,971	42,823
Selling, general and administrative	1,789	1,655	5,439	4,998
Preopening expenses	3	9	17	29
Provision for impaired assets and closing costs, net	3	7	5	15

Operating income	491	359	1,389	1,179
OTHER INCOME (EXPENSE)
Interest expense	(27)	(25)	(77)	(75)
Interest income and other, net	10	6	58	39

INCOME BEFORE INCOME TAXES	474	340	1,370	1,143
Provision for income taxes	163	128	484	422

Net income including noncontrolling interests	311	212	886	721
Net income attributable to noncontrolling interests	(5)	(2)	(15)	(9)

NET INCOME ATTRIBUTABLE TO COSTCO	$306	$210	$871	$712

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.69	$0.48	$1.98	$1.64

Diluted	$0.68	$0.48	$1.95	$1.62

Shares used in calculation (000’s)
Basic	440,973	434,354	439,306	433,426
Diluted	448,391	439,997	446,709	439,995
Dividends per share	$0.205	$0.18	$0.565	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	36 Weeks Ended
	May 9, 2010	May 10, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$886	$721
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	549	487
Stock-based compensation	139	132
Undistributed equity earnings in joint ventures	(29)	(22)
Excess tax benefit on stock-based awards	(9)	(2)
Other non-cash items, net	(6)	63
Deferred income taxes	—	2
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	327	245
Increase in merchandise inventories	(120)	(346)
Increase in accounts payable	432	263

Net cash provided by operating activities	2,169	1,543

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $45 and $23 of non-cash capital expenditures in the first thirty-six weeks of fiscal 2010 and 2009, respectively	(644)	(897)
Proceeds from the sale of property and equipment	3	5
Purchases of short-term investments	(1,221)	(1,386)
Maturities of short-term investments	879	1,389
Sales of investments	69	119
Other investing items, net	2	(3)
Investments transferred from cash and cash equivalents	—	(5)

Net cash used in investing activities	(912)	(778)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	116	4
Repayments of short-term borrowings	(66)	(1,729)
Proceeds from short-term borrowings	80	1,624
Repayments of long-term debt	(83)	(4)
Cash dividend payments	(158)	(139)
Excess tax benefit on stock-based awards	9	2
Proceeds from stock-based awards, net	168	51
Repurchases of common stock	(116)	(69)
Other financing activities	38	—

Net cash used in financing activities	(12)	(260)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	(41)

Net increase in cash and cash equivalents	1,256	464
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,157	2,619

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,413	$3,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $8 and $6 interest capitalized in the first thirty-six weeks of fiscal 2010 and 2009, respectively)	$110	$106
Income taxes	$346	$316
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$91	$78
Unsettled repurchases of common stock	$13	$—
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$1	$3
Property acquired under a capital lease	$80	$—

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At May 9, 2010, Costco operated 535 warehouses in 40 U.S. states and Puerto Rico (414 locations), nine Canadian provinces (77 locations), the United Kingdom (21 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations), and Australia (one location), as well as 32 locations in Mexico, through a 50%-owned joint venture.

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

These reclassifications did not have a material impact on the Company’s previously reported condensed consolidated balance sheets, statements of income, or statements of cash flows.

Note 1—Summary of Significant Accounting Policies (Continued)

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2010 and 2009 relate to the 12-week fiscal quarters ended May 9, 2010, and May 10, 2009, respectively. References to the first thirty-six weeks of 2010 and 2009 relate to the 36-weeks ended May 9, 2010, and May 10, 2009, respectively.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the estimated effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. At the end of the third quarter of 2010 and at fiscal year-end 2009, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. During the third quarter and first thirty-six weeks of 2009, the Company recorded a benefit to merchandise costs of $7 and $16, respectively, to adjust inventories valued at LIFO.

Other Assets

The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period. The adjustment reflects changes in the net realizable value of the contracts and is included in selling, general, and administrative expenses. The net realizable value of these contracts is based primarily on changes in investment assets underlying the policies and is subject to conditions generally affecting equity and debt markets. The adjustment to the cash surrender value was a benefit of $1 and $3 during the third quarter of 2010 and 2009, respectively. The adjustment to the cash surrender value for the first thirty-six weeks of 2010 was a benefit of $1 compared to a decrement of $26 in the first thirty-six weeks of 2009. These amounts are reflected in other non-cash items, net, in cash flows from operations in the accompanying condensed consolidated statements of cash flows.

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages, in part, through the use of forward foreign exchange contracts (contracts), seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $176 and $183 at May 9, 2010 and August 30, 2009, respectively. These contracts do not contain any credit-risk-related contingent features.

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

Note 1—Summary of Significant Accounting Policies (Continued)

The following table summarizes the amount of net gain or (loss) recognized in interest income and other, net, in the accompanying condensed consolidated statements of income:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Forward foreign exchange contracts	$2	$(8)	$5	$(6)

The Company is exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which it partially mitigates through the use of fixed-price contracts, for approximately 26% of its warehouses and other facilities in the U.S., Canada and Australia. The Company also enters into variable-priced derivative contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts generally qualify for treatment as normal purchases or normal sales and require no mark-to-market adjustment.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis (as opposed to a net basis) in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy (See Note 3 for the definition of Levels 1, 2, and 3). The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures (on a gross basis), which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll forward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements. See Note 3 for more information.

In February 2010, the FASB issued amended guidance on disclosure of subsequent events, eliminating the requirement to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The Company adopted these new requirements in its second quarter of 2010.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification as the source of authoritative GAAP (other than guidance issued by the SEC) to be used in the preparation of financial statements. The Company adopted these requirements at the beginning of its fiscal year 2010, as reflected in the notes to the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued amended guidance surrounding the adoption of fair value measurements. The amendment allowed for an elected deferral of the adoption for all nonfinancial

Note 1—Summary of Significant Accounting Policies (Continued)

assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer adoption at the time of the amendment. The Company adopted the requirements for all nonfinancial assets and nonfinancial liabilities in its condensed consolidated financial statements at the beginning of its fiscal year 2010. The adoption did not impact the Company’s condensed consolidated financial statements. See Note 3 for more information.

In December 2007, the FASB issued guidance that changed the accounting and reporting of noncontrolling interests in consolidated financial statements. This guidance requires noncontrolling interests to be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value, with any gain or loss recognized in net income. The Company adopted these new requirements at the beginning of its first quarter of fiscal 2010. In January 2010, the FASB issued additional guidance on this topic, which clarifies the types of transactions that should be accounted for as a decrease in ownership of a subsidiary. The Company retrospectively adopted these new requirements at the beginning of its first quarter of fiscal 2010, as required. The adoption did not have a material impact on the Company’s condensed consolidated financial statements. See Note 5 for more information.

In December 2007, the FASB issued guidance on business combinations. This guidance retains the fundamental requirements of the acquisition method of accounting (formerly the purchase method) to account for all business combinations. However, it requires the reporting entity in a business combination to recognize all identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, establishes the acquisition-date fair value as the measurement objective, and requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. The Company is subject to these requirements as of the beginning of its fiscal year 2010 in the event of a business combination.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of

Note 1—Summary of Significant Accounting Policies (Continued)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the condensed consolidated statements were issued.

Note 2—Investments

The Company’s major classes of investments have not changed from the annual reporting period ended August 30, 2009.

The Company’s investments at May 9, 2010 and August 30, 2009, were as follows:

					Balance Sheet Classification
May 9, 2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Short-term Investments	Other Assets
Available-for-sale:
U.S. government and agency securities	$718	$5	$—	$723	$723	$—
Corporate notes and bonds	19	—	—	19	19	—
Asset and mortgage-backed securities	22	—	—	22	22	—

Total available-for-sale	759	5	—	764	764	—
Held-to-maturity:
Certificates of deposit	90	—	—	90	90	—

Total investments	$849	$5	$—	$854	$854	$—

					Balance Sheet Classification
August 30, 2009:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Short-term Investments	Other Assets
Available-for-sale:
Money market mutual funds	$13	$—	$—	$13	$13	$—
U.S. government and agency securities	400	3	—	403	403	—
Corporate notes and bonds	49	1	(1)	49	49	—
Asset and mortgage-backed securities	48	1	—	49	46	3

Total available-for-sale	510	5	(1)	514	511	3
Held-to-maturity:
Certificates of deposit	59	—	—	59	59	—

Total investments	$569	$5	$(1)	$573	$570	$3

Note 2—Investments (Continued)

The proceeds and gross realized gains and losses from sales of available-for-sale securities during the third quarter and the first thirty-six weeks of 2010 and 2009 are provided in the following table:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Proceeds	$24	$26	$69	$119
Realized gains	1	1	4	3
Realized losses	—	(1)	(1)	(1)

As of May 9, 2010, and August 30, 2009, the Company’s available-for-sale securities that were in continuous unrealized loss positions were insignificant.

In fiscal 2008, one of the Company’s enhanced money-fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. The Company assesses the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During the third quarter and first thirty-six weeks of 2009, the Company recognized $5 and $12, respectively, of other-than-temporary impairment losses related to these securities, which were included in interest income and other, net, in the accompanying condensed consolidated statements of income. No impairment losses were recorded during the third quarter or first thirty-six weeks of 2010. At May 9, 2010, and August 30, 2009, the balance of the Columbia fund was $2 and $27, respectively, on the condensed consolidated balance sheets. At May 9, 2010, $2 remained in short-term investments on the condensed consolidated balance sheets. At August 30, 2009, $24 remained in short-term investments and $3 remained in other assets on the condensed consolidated balance sheets, reflecting the timing of the expected distributions.

The maturities of available-for-sale and held-to-maturity securities at May 9, 2010, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less .	$540	$540	$90	$90
Due after one year through five years	214	219	—	—
Due after five years .	5	5	—	—

	$759	$764	$90	$90

Note 3—Fair Value Measurement

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Significant unobservable inputs that are not corroborated by market data.

Note 3—Fair Value Measurement (Continued)

There have been no material changes to the valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet as disclosed in the Company’s Form 10-K for the fiscal year ended August 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of May 9, 2010 and August 30, 2009, respectively, about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

May 9, 2010:	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$2,631	$—	$—
Investment in U.S. government and agency securities	—	723	—
Investment in corporate notes and bonds	—	17	2
Investment in asset and mortgage-backed securities	—	22	—
Forward foreign exchange contracts, in asset position(1)	—	4	—
Forward foreign exchange contracts, in liability position(1)	—	(1)	—

Total	$2,631	$765	$2

August 30, 2009:	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$1,597	$—	$—
Investment in U.S. government and agency securities	—	403	—
Investment in corporate notes and bonds	—	35	14
Investment in asset and mortgage-backed securities	—	37	12
Forward foreign exchange contracts, in asset position(1)	—	2	—
Forward foreign exchange contracts, in liability position(1)	—	(4)	—

Total	$1,597	$473	$26

(1)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. During the third quarter and thirty-six weeks ended May 9, 2010, there were no transfers in or out of Level 1, 2 or 3. During the third quarter of 2009, the Company considered continuing indicators of significant unobservable inputs, such as the lengthening of maturities, later-than-scheduled payments, and any securities that have defaulted, as Level 3 inputs for valuation. This resulted in a transfer of $37 into Level 3 from Level 2.

Note 3—Fair Value Measurement (Continued)

The tables below provide a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the third quarter and first thirty-six weeks of 2010 and 2009:

	12 Weeks Ended May 9, 2010
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$2	$—	$2
Total realized and unrealized gains:
Included in other comprehensive (loss) income	—	—	—
Included in interest income and other, net	—	—	—
Purchases, issuances, and (settlements)	—	—	—
Net transfers in (out)	—	—	—

Balance, end of period	$2	$—	$2

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of May 9, 2010	$—	$—	$—

	12 Weeks Ended May 10, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$5	$15	$20
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	1	2	3
Included in interest income and other, net	—	(4)	(4)
Purchases, issuances, and (settlements)	(3)	(4)	(7)
Net transfers in (out)	18	19	37

Balance, end of period	$21	$28	$49

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of May 10, 2009	$—	$(4)	$(4)

	36 Weeks Ended May 9, 2010
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$14	$12	$26
Total realized and unrealized gains:
Included in other comprehensive (loss) income	—	—	—
Included in interest income and other, net	—	2	2
Purchases, issuances, and (settlements)	(12)	(14)	(26)
Net transfers in (out)	—	—	—

Balance, end of period	$2	$—	$2

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of May 9, 2010	$—	$—	$—

Note 3—Fair Value Measurement (Continued)

	36 Weeks Ended May 10, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	2	2
Included in interest income and other, net	(4)	(7)	(11)
Purchases, issuances, and (settlements)	(10)	(4)	(14)
Net transfers in (out)	23	31	54

Balance, end of period	$21	$28	$49

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of May 10, 2009	$(4)	$(7)	$(11)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

At the beginning of fiscal year 2010, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during the third quarter and first thirty-six weeks of 2010 were immaterial.

Note 4—Debt

At May 9, 2010, the Company was in compliance with all restrictive covenants of its borrowings.

In November 2009, the Company’s Japanese subsidiary paid the outstanding principal and interest balances totaling $33 related to the 0.88% promissory notes due November 2009, originally issued in November 2002.

In April 2010, the Company’s Japanese subsidiary paid the outstanding principal and interest balances totaling $44 related to the 0.92% promissory notes due April 2010, originally issued in April 2003.

During the third quarter of 2010, a nominal amount of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 2,000 shares of common stock; and during the first thirty-six weeks of 2010, $1 in face amount of Zero Coupon Notes was converted into 16,000 shares of common stock. During the third quarter of 2009, a nominal amount of the face value of the Zero Coupon Notes was converted into 5,000 shares of common stock; and during the first thirty-six weeks of 2009, $4 in face amount of Zero Coupon Notes was converted into 82,000 shares of common stock. These amounts differ from those in the supplemental disclosure of non-cash items in the condensed consolidated statements of cash flows due to the related discount and issuance costs.

Note 4—Debt (Continued)

The carrying value and estimated fair value of total long-term debt consisted of the following:

	May 9, 2010		August 30, 2009
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
5.50% Senior Notes due March 2017 (2017 Senior Notes)	$1,096	$1,237	$1,096	$1,213
5.30% Senior Notes due March 2012 (2012 Senior Notes)	899	975	899	973
Zero Coupon Notes	32	55	32	44
Other long-term debt	105	109	183	185

Total	$2,132	$2,376	$2,210	$2,415

(1)	The fair value of the Company’s long-term debt is based on quoted market prices, as applicable.

Note 5—Equity and Comprehensive Income (Loss)

Dividends

In the third quarter of 2010, the Company’s Board of Directors declared a quarterly cash dividend to shareholders of record on May 7, 2010, and approved an increase from $0.18 to $0.205 per share, or $0.82 on an annualized basis. The dividend was paid on May 21, 2010.

Stock Repurchase Programs

The Company’s stock repurchase activity during the third quarter and first thirty-six weeks of 2010 and 2009 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Expenditure
Third quarter of 2010	1,925	$59.56	$114
First thirty-six weeks of 2010	2,175	59.48	129

Third quarter of 2009	50	$38.88	$2
First thirty-six weeks of 2009	895	63.84	57

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was approximately $1,873 at May 9, 2010. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

From time to time, the Company purchases shares in the open market for the purpose of gifting common stock rewards to employees. In the third quarter of 2010, the Company did not purchase any shares. In the first thirty-six weeks of 2010, the Company purchased 8,000 shares, at an average price of $58.50 per share. This program is separate from the Company’s publicly announced stock repurchase program discussed above.

Components of Equity and Comprehensive Income

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

Note 5—Equity and Comprehensive Income (Loss) (Continued)

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of subsidiaries in which Costco has a majority, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2009	$10,024	$80	$10,104
Comprehensive income:
Foreign currency translation adjustment and other	40	3	43
Unrealized gain on short term investments, net of tax	1	—	1
Net income	871	15	886

Total comprehensive income	912	18	930
Stock options exercised and vesting of restricted stock units (RSUs), including tax effects	176	—	176
Conversion of convertible notes	1	—	1
Repurchase of common stock	(129)	—	(129)
Stock-based compensation	139	—	139
Cash dividends	(249)	—	(249)

Equity at May 9, 2010	$10,874	$98	$10,972

Equity at August 31, 2008	$9,194	$80	$9,274
Comprehensive income:
Foreign currency translation adjustment and other	(341)	(4)	(345)
Unrealized gain on short term investments, net of tax	2	—	2
Net income	712	9	721

Total comprehensive income	373	5	378
Stock options exercised and vesting of RSUs, including tax effects	50	—	50
Conversion of convertible notes	4	—	4
Repurchase of common stock	(57)	—	(57)
Stock-based compensation	132	—	132
Cash dividends	(217)	—	(217)

Equity at May 10, 2009	$9,479	$85	$9,564

The following table shows components of total comprehensive income at the end of the third quarter and the first thirty-six weeks of 2010 and 2009:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Net income including noncontrolling interests	$311	$212	$886	$721
Unrealized gain on short-term investments, net of tax	—	2	1	2
Foreign currency translation adjustment and other	7	159	43	(345)

Comprehensive income	318	373	930	378
Comprehensive income attributable to noncontrolling interests	(6)	(6)	(18)	(5)

Comprehensive income attributable to Costco	$312	$367	$912	$373

Note 6—Stock-Based Compensation Plans

In the second quarter of fiscal 2010, the Fourth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Fifth Restated 2002 Stock Incentive Plan (Fifth Restated 2002 Plan). The Fifth Restated 2002 Plan authorizes the issuance of an additional 18,000,000 shares of common stock for future grants in addition to grants currently authorized. Each share issued in respect of stock units is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first thirty-six weeks of 2010:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 30, 2009	18,742	$40.17
Granted(3)	—	—
Exercised	(4,878)	42.06
Forfeited or expired	(4)	43.34

Outstanding at May 9, 2010(2)	13,860	$39.50	3.63	$247

Exercisable at May 9, 2010	13,729	$39.43	3.61	$245

(1)	The difference between the original exercise price and market value of common stock at May 9, 2010.
(2)	Stock options generally vest over five years and have a ten-year term.
(3)	The Company’s last stock option grant was on October 15, 2005.

The tax benefits realized and intrinsic value related to total stock options exercised during the first thirty-six weeks of 2010 and 2009 are provided in the following table:

	36 Weeks Ended
	May 9, 2010	May 10, 2009
Actual tax benefit realized for stock options exercised	$30	$7
Intrinsic value of stock options exercised(1)	$86	$21

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

Employee Tax Consequences on Certain Stock Options

In the third quarter of 2010, the Company recorded a $14 benefit to selling, general and administrative expense related to a reversal of an expense related to mitigating potential adverse tax consequences to our Canadian employees, previously recorded in the second quarter of fiscal 2007.

Summary of Restricted Stock Unit Activity

At May 9, 2010, 12,284,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

Note 6—Stock-Based Compensation Plans (Continued)

The following awards were outstanding at May 9, 2010:

•	8,526,000 time-based RSUs, which vest upon the achievement of continued employment over specified periods of time;

•

456,000 performance-based RSUs granted to certain executive officers of the Company. The performance targets have been met. Further vesting occurs upon achievement of continued employment over specified periods of time; and

•

305,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2010, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the performance targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2010:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 30, 2009	8,531	$54.60
Granted	3,419	55.94
Vested	(2,592)	54.14
Forfeited	(71)	54.58

Non-vested at May 9, 2010	9,287	$55.22

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
RSUs	$35	$32	$120	$94
Stock options	4	11	19	38

Total stock-based compensation expense before income taxes	39	43	139	132
Income tax benefit	(13)	(14)	(46)	(44)

Total stock-based compensation expense, net of income taxes	$26	$29	$93	$88

The remaining unrecognized compensation cost related to non-vested RSUs at May 9, 2010, was $411, and the weighted-average period of time over which this cost will be recognized is 3.3 years. The remaining unrecognized compensation cost related to unvested stock options at May 9, 2010, was $1, and the weighted-average period of time over which this cost will be recognized is 0.4 years.

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income attributable to Costco (net income) per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Net income available to common stockholders used in basic net income per common share	$306	$210	$871	$712
Interest on convertible notes, net of tax	—	—	—	1

Net income available to common stockholders after assumed conversions of dilutive securities	$306	$210	$871	$713

Weighted average number of common shares used in basic net income per common share	440,973	434,354	439,306	433,426
Stock options and RSUs	6,472	4,200	6,451	5,099
Conversion of convertible notes	946	1,443	952	1,470

Weighted number of common shares and dilutive potential of common stock used in diluted net income per common share	448,391	439,997	446,709	439,995

Anti-dilutive stock options and RSUs	1,302	9,922	1,398	6,828

Note 8—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. The parties in Randall agreed on a partial settlement of the action (resolving all claims except for the claim that the Company miscalculated pay), requiring a payment of up to $16 by the Company, which was substantially paid in the first quarter of fiscal 2010. The miscalculation claim from the Randall case was refiled as a separate action by stipulation, alleging that the Company miscalculated the rates of pay for all department and ancillary managers in California in violation of Labor Code Section 515(d). On October 2, 2009, the court granted the Company’s motion for summary judgment, and that ruling has been appealed. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805. In the Williams action, the parties have achieved a settlement, subject to final court approval. The settlement is immaterial to the Company’s condensed consolidated financial statements.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime compensation. The complaint alleges misclassification of certain California managers. On May 15, 2008, the court partially granted the Company’s motion to dismiss the complaint, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Plaintiff’s Rule 23 class certification motion was denied, while a Fair Labor Standards Act (FLSA) collective action was conditionally certified for notice purposes only. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

Note 8—Commitments and Contingencies (Continued)

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company’s motion to dismiss was partially granted. On February 1, 2010, the court denied plaintiff’s motion for class certification, and that ruling has been appealed. The court granted summary judgment against the plaintiff on his individual claim on April 19, 2010. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. A similar purported class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, claiming denial of wages and false imprisonment during the post-closing procedures, when security measures allegedly cause employees to be locked in the warehouses. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. A similar purported class action was filed on November 20, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees: an “Unpaid Wage Class”; and a “Wage Statement Class.” The “Unpaid Wage Class” alleges that the Company improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” alleges that final paychecks do not contain the accurate and itemized information legally required for wage statements. On May 29, 2008, the court granted in part a motion to dismiss, dismissing with prejudice the wage itemization claims. On May 5, 2009, the court denied the Company’s motion for summary judgment. Plaintiff’s Rule 23 class certification motion was denied, while an FLSA collective action was conditionally certified for notice purposes only. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

Another purported class action was filed against the Company on October 28, 2009. Plaintiff alleges that the Company failed to provide reasonable seating to employees in violation of California law. Jade Jue v. Costco Wholesale Corp., San Mateo County Superior Court Case No. 489091. The case was removed to federal court, Case No. 3:10-cv-0033 WHA. The federal case was voluntarily dismissed by the plaintiff on March 31, 2010. A related state-court filing was voluntarily dismissed by the plaintiff on May 10, 2010.

On March 1, 2010, a putative class action was filed alleging that as to California non-exempt employees the Company unlawfully denied meal and rest breaks, failed to pay wages, failed to provide accurate wage-itemization statements, failed to maintain time records, and willfully failed to pay termination wages. George v. Costco Wholesale Corp., San Diego Superior Court, Case No. 37-2010-00086734-CU-OE-CTL. Costco filed a motion to dismiss to which the plaintiff did not respond; instead, she dismissed the case without prejudice, on May 12, 2010.

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

Note 8—Commitments and Contingencies (Continued)

Class actions stated to have been brought on behalf of certain present and former Costco members:

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company has agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement and on April 1, 2010, held a hearing to consider final approval of the settlement. Further details of the proposed settlement can be obtained from the notice to class members, which can be viewed at http://www.costco.com/fuelsettlement.pdf.

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

Note 8—Commitments and Contingencies (Continued)

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

In Verzani, et ano., v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiffs allege claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and provides shrimp consistent with the disclosed weight. By orders dated July 29 and August 6, 2009, the court denied the preliminary injunction motion and dismissed the claim for breach of contract. Plaintiffs have appealed.

In Kilano, et. ano, v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the. Eastern District of Michigan), two members purport to represent a class of certain Michigan Executive level-members who received 2% rewards. Plaintiffs allege that Costco “guarantees” that the member will receive rewards of no less than the $50 difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company has yet to respond to the complaint.

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

Note 8—Commitments and Contingencies (Continued)

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

Note 8—Commitments and Contingencies (Continued)

of the Clean Air Act. In April 2008 the Company received an information request from the South Coast Air Quality Management District concerning certain locations in Southern California. The Company has responded to that request. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corp., et. al,, No. 37-2009-00099912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. Relief sought includes, among other things, requests for preliminary and permanent injunctive relief, civil penalties, costs and attorneys’ fees. The Company has yet to respond to the complaint.

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. The States of Washington and New York are conducting such examinations on their own behalf. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief.

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

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The investment in the Mexico joint-venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 30, 2009, after considering newly adopted accounting pronouncements described elsewhere herein. All inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

Note 9—Segment Reporting (Continued)

	United States Operations (1)	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 9, 2010
Total revenue	$13,652	$2,726	$1,402	$17,780
Operating income	298	145	48	491
Depreciation and amortization	141	24	15	180
Capital expenditures, net	104	20	14	138

Twelve Weeks Ended May 10, 2009
Total revenue	$12,660	$2,042	$1,104	$15,806
Operating income	263	64	32	359
Depreciation and amortization	141	19	11	171
Capital expenditures, net	167	19	40	226

Thirty-Six Weeks Ended May 9, 2010
Total revenue	$41,244	$8,216	$4,361	$53,821
Operating income	877	361	151	1,389
Depreciation and amortization	432	73	44	549
Capital expenditures, net	478	100	66	644
Property and equipment, net	8,512	1,471	1,075	11,058
Total assets	18,606	3,069	2,224	23,899
Total equity	7,937	1,716	1,319	10,972

Thirty-Six Weeks Ended May 10, 2009
Total revenue	$39,087	$6,492	$3,465	$49,044
Operating income	845	225	109	1,179
Depreciation and amortization	397	57	33	487
Capital expenditures, net	656	108	133	897
Property and equipment, net	8,232	1,301	965	10,498
Total assets	17,050	2,376	1,878	21,304
Total equity	7,203	1,270	1,091	9,564

Year Ended August 30, 2009
Total revenue	$56,548	$9,737	$5,137	$71,422
Operating income	1,273	354	150	1,777
Depreciation and amortization	589	90	49	728
Capital expenditures, net	904	135	211	1,250
Property and equipment, net	8,415	1,394	1,091	10,900
Total assets	17,228	2,641	2,110	21,979
Total equity	7,458	1,470	1,176	10,104

(1)	Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

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

Key items for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 include:

•

Net sales increased 12.3% to $17,385, driven by a 10% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and sales at 12 net new warehouses opened since the end of the third quarter of fiscal 2009. Net sales were significantly impacted by increases in the price of gasoline and by certain foreign currency exchange rates;

•

Membership fees increased 20.1% to $395; however, excluding the $27 charge recorded in the third quarter of fiscal 2009 related to a litigation settlement concerning our membership renewal policy, membership fees increased 11% due to new membership sign-ups and increased penetration of the higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 11 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 40 basis points;

•	Net income attributable to Costco increased 45.8% to $306, or $0.68 per diluted share compared to $210, or $0.48 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.205 per share, reflecting a 13.9% increase from $0.72 to $0.82 per share on an annualized basis; and

•	On May 5, 2010, we announced the retirement of Dick DiCerchio, as our Senior Executive Vice President and Chief Operating Officer, effective June 4, 2010.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

We believe that the most important driver of increasing profitability is sales growth, particularly comparable sales growth. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales not associated with currency fluctuations the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Adverse economic conditions negatively impacted spending by our customers during fiscal 2009 and the first thirty-six weeks of fiscal 2010, and we expect that negative impact may continue. Sales growth and our gross margin are also impacted by our competition, which is vigorous and widespread, including other warehouse clubs, discount, department, drug, variety and specialty stores, and supermarkets, as well as internet retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

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

Results of Operations

Certain percentages presented are calculated using actual results prior to rounding. Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2010 and 2009 relate to the 12-week fiscal quarters ended May 9, 2010 and May 10, 2009, respectively. References to the first thirty-six weeks of 2010 and 2009 relate to the thirty-six weeks ended May 9, 2010 and May 10, 2009, respectively. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Net sales	$17,385	$15,477	$52,663	$48,001
Increase (decrease) in comparable sales	10%	(7)%	7%	(3)%

Net Sales

Net sales increased 12.3% during the third quarter of 2010 compared to the third quarter of 2009. The $1,908 increase is comprised of $1,567 from the increase in comparable warehouse sales and the remainder primarily from sales at the 12 net new warehouses opened (14 opened and two Costco Home locations closed) since the end of the third quarter of fiscal 2009.

For the first thirty-six weeks of 2010, net sales increased 9.7% compared to the first thirty-six weeks of 2009. The $4,662 increase is comprised of a $3,577 increase in comparable warehouse sales and the remainder primarily from sales at the 12 net new warehouses opened (14 opened and two Costco Home locations closed) since the end of the third quarter of fiscal 2009.

Foreign currencies, particularly in Canada, Korea, and the United Kingdom, strengthened against the U.S. dollar, which positively impacted net sales during the third quarter and first thirty-six weeks of 2010 by approximately $588 (380 basis points), and $1,317 (274 basis points), respectively. Net sales were positively impacted by gasoline price inflation in the third quarter and first thirty-six weeks of 2010 by approximately $422 (273 basis points), and $701 (146 basis points), respectively, which resulted from a 38% and 20% increase in the average sales price per gallon, respectively.

Our sales results continue to be negatively impacted by general economic conditions, and we believe that those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales increased 10% and 7% in the third quarter and first thirty-six weeks of 2010, respectively, and were positively impacted by both an increase in shopping frequency and in the average amount spent. Strengthening foreign currencies positively impacted comparable sales by approximately $561 (365 basis points) and $1,252 (262 basis points) in the third quarter and first thirty-six weeks of 2010, respectively. Gasoline price inflation positively impacted comparable sales results by approximately $417 (270 basis points) and $690 (144 basis points), during the third quarter and first thirty-six weeks of 2010, respectively.

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Membership fees	$395	$329	$1,158	$1,043
Membership fees as a percent of net sales	2.27%	2.12%	2.20%	2.1	7%
Total cardholders (000’s)	57,400	54,900	57,400	54,900

Membership fees increased 20.1% in the third quarter of 2010 and 11.0% in the first thirty-six weeks of 2010. In the third quarter of 2009, membership fees were impacted by a $27 charge related to a liti-

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

gation settlement concerning our membership renewal policy. Membership fees this quarter were positively impacted due to the additional membership sign-ups at the 12 net new warehouses opened since the end of the third quarter of fiscal 2009 and increased penetration of the higher-fee Executive Membership program. Our member renewal rate, currently at 87% in the U.S. and Canada, is consistent with recent years.

Foreign currencies, particularly in Canada, Korea, and the United Kingdom, strengthened against the U.S. dollar, which positively impacted membership fees for the third quarter and the first thirty-six weeks of 2010 by approximately $14 and $30, respectively.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Gross margin	$1,891	$1,701	$5,692	$5,178
Gross margin as a percent of net sales	10.88%	10.99%	10.81%	10.79%

Gross margin, as a percent of net sales, decreased 11 basis points compared to the third quarter of 2009. This decrease was primarily related to a net 10 basis point decrease in our core merchandise businesses, primarily in foods and sundries and fresh foods, partially offset by an increase in softlines. The core merchandise gross margin, however, when expressed as a percent of core merchandise sales and not total net sales, increased 14 basis points quarter over quarter, with all categories showing increases except fresh foods. Fresh foods’ gross margins decreased quarter-over-quarter primarily due to meat cost inflation and competitive pricing. While the core merchandise gross margin, as a percent of core merchandise sales, increased 14 basis points quarter over quarter, the increased sales penetration of the lower margin gasoline business caused this increase to be a decrease of 10 basis points when expressed as a percent of total net sales. Our warehouse ancillary business, primarily gasoline, increased six basis points. In addition, gross margin comparisons were negatively impacted by four basis points due to a favorable LIFO adjustment in the third quarter of 2009 compared to no adjustment in the third quarter of 2010. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by three basis points.

Gross margin, as a percent of net sales, increased two basis points compared to the first thirty-six weeks of 2009. This increase was primarily related to a net seven basis point increase in our core merchandise business, primarily in softlines, and a net one basis point increase in our warehouse ancillary businesses, primarily gasoline. Favorable LIFO adjustments in the prior year compared to no adjustments in the current year negatively impacted gross margin comparisons by three basis points. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected current year gross margin comparisons by three basis points.

Foreign currencies, particularly in Canada, Korea, and the United Kingdom, strengthened against the U.S. dollar, which positively impacted gross margin for the third quarter and the first thirty-six weeks of 2010 by approximately $70 and $151, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Selling, general and administrative expenses (SG&A)	$1,789	$1,655	$5,439	$4,998
SG&A as a percent of net sales	10.29%	10.69%	10.33%	10.41%

SG&A, as a percent of net sales, decreased 40 basis points compared to the third quarter of 2009. Warehouse operating costs, as a percent of net sales, improved by 14 basis points, but were favorably impacted by approximately 24 basis points due to higher sales in the quarter resulting from gasoline price inflation. The primary items negatively impacting warehouse operating costs, as a percent of net sales, were higher employee healthcare costs, workers’ compensation expense, and bonuses. SG&A was positively impacted by a $14 benefit, or eight basis points, related to the recovery of amounts expensed and paid in 2007 and 2008 on behalf of certain employees in Canada to cover adverse tax consequences resulting from our previously announced stock option investigation. Additionally, in the third quarter of 2009, we recorded a charge of $7 related to a litigation settlement concerning our membership renewal policy, which positively impacted the comparison to current year’s SG&A by four basis points. Central administrative and stock-based compensation expenses, as a percent of net sales, positively impacted SG&A comparisons by approximately four and five basis points, respectively.

SG&A expenses, as a percent of net sales, decreased eight basis points compared to the first thirty-six weeks of 2009. Warehouse operating and central administrative costs, as a percent of net sales, were flat year over year, but were favorably impacted by approximately 12 basis points due to higher sales in the first thirty-six weeks of 2010 resulting from gasoline price inflation. The $14 benefit discussed above positively impacted SG&A expense comparisons by three basis points. SG&A expenses include a $22 charge related to a change in employee benefits recorded in the second quarter of fiscal 2010, whereby certain unused time off will now be paid annually to our employees, which had a negative impact of four basis points. In the first thirty-six weeks of 2009, we recorded a charge of $26 to write down the net realizable value of the cash surrender value of employee life insurance contracts, which positively impacted SG&A’s expense comparisons by five basis points as there was no comparable charge this year.

Foreign currencies, particularly in Canada, Korea, and the United Kingdom, strengthened against the U.S. dollar, which negatively impacted SG&A for the third quarter and the first thirty-six weeks of 2010 by approximately $52 and $121 respectively.

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Preopening expenses	$3	$9	$17	$29

Warehouse openings, including relocations	1	5	9	13

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the warehouse opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. The fiscal 2009 preopening expense included costs related to several international warehouses that opened in the fourth quarter of fiscal 2009.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Warehouse closing expenses	$2	$—	$4	$6
Impairment of long-lived assets	1	7	1	9

Provision for impaired assets & closing costs, net	$3	$7	$5	$15

The provision primarily includes costs related to impairment of long-lived assets; future lease obligations of warehouses that have been closed or relocated to new facilities; accelerated depreciation, based on the shortened useful life through the expected closing date on buildings to be demolished or sold and that are not otherwise impaired; and gains and losses resulting from the sale of real property, largely comprised of former warehouse locations. In the third quarter of 2009, we recognized a charge of $7, primarily related to the closure in July 2009 of our two Costco Home locations.

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Interest expense	$27	$25	$77	$75

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007.

Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Interest income, net	$4	$3	$15	$17
Earnings of affiliates and other, net	6	3	43	22

Interest income and other, net	$10	$6	$58	$39

Interest income includes a $5 and $12 other-than-temporary impairment loss recognized on certain securities within our investment portfolio in the third quarter and first thirty-six weeks of 2009, respectively. No impairment was recognized in the third quarter or first thirty-six weeks of 2010. The decrease in interest income in the third quarter and first thirty-six weeks of 2010 compared to the third quarter and first thirty-six weeks of 2009 is largely due to lower interest rates on our cash and cash equivalents and short-term investment balances.

The increase of earnings of affiliates in the first thirty-six weeks of 2010 compared to the first thirty-six weeks of 2009 is partially due to an increase in earnings from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings increased primarily due to stronger sales.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Provision for income taxes	$163	$128	$484	$422
Effective tax rate	34.5%	37.8%	35.4%	37.0%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

The decline in the effective tax rates is attributable to various factors, including a year-over-year increase in the amount of credits relating to our investment in solar energy, a year-over-year decrease in the amount of liabilities relating to uncertain tax positions, and a change in the mix of earnings between domestic and international operations. The fiscal 2009 effective tax rates also include the unfavorable impact of a write-down on investments that were non-deductible for tax purposes.

Net Income Attributable to Costco (Net Income)

	12 Weeks Ended		36 Weeks Ended
	May 9, 2010	May 10, 2009	May 9, 2010	May 10, 2009
Net income	$306	$210	$871	$712
Net income per diluted share	$0.68	$0.48	$1.95	$1.62
Shares used to calculate net income per diluted share (000’s)	448,391	439,997	446,709	439,995

Net income for the third quarter of 2010 increased to $306, or $0.68 per diluted share, from $210, or $0.48 per diluted share, during the third quarter of 2009, representing a 41.7% increase in diluted net income per share. Net income for the first thirty-six weeks of 2010 increased to $871, or $1.95 per diluted share, from $712, or $1.62 per diluted share, during the first thirty-six weeks of 2009, representing a 20.4% increase in diluted net income per share. Various factors, discussed in detail above (including sales, membership fees, gross margin, and selling, general and administrative expenses), contributed to the increase in net income for the third quarter and first thirty-six weeks of 2010, most particularly increases in sales.

Liquidity and Capital Resources

Cash Flows

The following table itemizes components of our most liquid assets:

	May 9, 2010	August 30, 2009
Cash and cash equivalents	$4,413	$3,157
Short-term investments	854	570

Total	$5,267	$3,727

Our primary sources of liquidity are cash flows generated from warehouse operations and existing cash and cash equivalents and short-term investments balances, which were $5,267 and $3,727 at May 9, 2010, and August 30, 2009, respectively. Of these balances, approximately $983 and $758 at May 9, 2010, and August 30, 2009, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our quarter.

Net cash provided by operating activities totaled $2,169 in the first thirty-six weeks of 2010, compared to net $1,543 in the first thirty-six weeks of 2009. This net increase of $626 was primarily attributable to a $395 decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable), an increase in net income of $165, and a $82 increase from the change in our other current operating assets and liabilities. This change was largely due to a year-over-year timing difference in the funding of our prepaid healthcare insurance.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Net cash used in investing activities totaled $912 in the first thirty-six weeks of 2010, compared to $778 in the first thirty-six weeks of 2009, an increase of $134. This increase relates primarily to a $395 decrease in cash provided by the net investment in short-term investments, partially offset by a $253 decrease in cash used for purchase of property and equipment.

Net cash used in financing activities totaled $12 in the first thirty-six weeks of 2010, compared to $260 in the first thirty-six weeks of 2009, a decrease of $248. The decrease was primarily attributable to a $119 increase in net proceeds from short term borrowings, a $112 increase in bank checks outstanding, and a $117 increase in net proceeds from stock-based awards, which were partially offset by a $79 increase in repayments of long-term debt.

The effect of exchange rate changes increased cash by $11 in the first thirty-six weeks of 2010, compared to a decrease of $41 in the first thirty-six weeks of 2009, an increase of $52. This increase is primarily due to the strengthening of foreign currencies, primarily in Canada, Korea, and the United Kingdom, as compared to the U.S. dollar during the first thirty-six weeks of 2010 as compared to the weakening of these currencies against the U.S. dollar in the first thirty-six weeks of 2009.

Dividends

In the third quarter of 2010, our Board of Directors declared a quarterly cash dividend to shareholders of record on May 7, 2010, and approved an increase from $0.18 to $0.205 per share, or $0.82 on an annualized basis. The dividend was paid on May 21, 2010. Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are profitability and expected capital needs of the Company. The Company presently expects to continue to pay dividends on a quarterly basis.

Expansion Plans

Our primary requirement for capital is the financing of land, buildings, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,000 during fiscal 2010 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the third quarter of 2010, we had spent approximately $644 on capital expenditures.

We opened nine new warehouses, including relocations, in the first thirty-six weeks of 2010. Expansion plans for the remainder of fiscal 2010 are to open up to six additional new warehouses.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Bank Credit Facilities and Commercial Paper Programs

			Credit Line Usage at May 9, 2010
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial Letter of Credit	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby Letter of Credit	N/A	$28	$28	$ —	$ —	$ —	N/A
U.S.	Uncommitted Commercial Letter of Credit	N/A	50	—	3	—	47	N/A
Australia(1)	Guarantee Line	N/A	9	—	—	—	9	N/A
Canada(1)(3)	Multi- Purpose Line	May-10	29	18	—	—	11	2.00%
Japan(1)	Revolving Credit	March-11	38	—	—	18	20	0.62%
Japan(1)	Bank Guaranty	March-11	16	16	—	—	—	N/A
Japan(1)	Revolving Credit	February-11	38	—	—	12	26	0.61%
Japan(2)	Commercial Letter of Credit	N/A	1	—	—	—	1	N/A
Korea(1)	Multi- Purpose Line	March-11	10	1	—	—	9	3.45%
Taiwan	Multi- Purpose Line	January-11	22	5	—	—	17	2.50%
Taiwan	Multi- Purpose Line	July-10	16	4	—	—	12	2.60%
United Kingdom	Uncommitted Money Market Line	N/A	29	—	—	—	29	3.05%
United Kingdom	Uncommitted Overdraft Line	N/A	44	—	—	—	44	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	4	4	—	—	—	N/A
United Kingdom	Commercial Letter of Credit	N/A	3	1	—	—	2	N/A

TOTAL			$337	$77	$3	$30	$227

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	The letter of guarantee is fully cash-collateralized by the subsidiary.
(3)	Subsequent to the end of the third quarter of 2010, the Company entered into a multi-purpose revolving demand credit facility. The bank may cancel or restrict availability under this facility with 45-days written notice.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

We had credit facilities (for commercial and standby letters of credit) totaling $130 as of May 9, 2010. The outstanding commitments under these facilities at May 9, 2010, totaled $80, including $77, in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit (standby and/or commercial) or short-term borrowings will result in a corresponding decrease in available credit.

Financing Activities

In October 2009, we entered into a capital lease for a warehouse location and recorded a liability in the amount of $80, representing the lesser of the estimated fair value of the property compared to the net present value of aggregate future minimum lease payments totaling $162, using our incremental borrowing rate of 5.5%. This lease expires and becomes subject to a renewal clause in December 2034. As of May 9, 2010, $80 was included in deferred income taxes and other liabilities and a nominal amount in other current liabilities on the condensed consolidated balance sheets.

In November 2009, our Japanese subsidiary paid the outstanding principal and interest balances totaling $33 related to the 0.88% promissory Notes due November 2009, originally issued in November 2002. In April 2010, our Japanese subsidiary paid the outstanding principal and interest balances totaling $44 related to the 0.92% promissory Notes due April 2010, originally issued in April 2003. The Company does not intend to enter into a refinancing agreement as a result of this note payment.

During the third quarter of 2010, a nominal amount of the face value of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 2,000 shares of common stock; and during the first thirty-six weeks of 2010, $1 in face amount of Zero Coupon Notes was converted into 16,000 shares of common stock. During the third quarter of 2009, a nominal amount of the face value of Zero Coupon Notes was converted into 5,000 shares of common stock; and during the first thirty-six weeks of 2009, $4 in face amount of Zero Coupon Notes was converted into 82,000 shares of common stock, respectively.

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

We are exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which we partially mitigate through the use of fixed-price contracts, for approximately 26% of our warehouses and other facilities in the U.S., Canada, and Australia. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts generally qualify for treatment as normal purchases or normal sales and require no mark-to-market adjustment.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Stock Repurchase Programs

In the third quarter of 2010 and 2009, we repurchased 1,925,000 and 50,000 shares of our common stock, at an average price of $59.56 and $38.88 totaling approximately $114 and $2, respectively. In the first thirty-six weeks of 2010 and 2009, we repurchased 2,175,000 and 895,000 shares, at an average price of $59.48 and $63.84, for a total expenditure of $129 and $57, respectively. The remaining amount available for stock repurchases under the approved plans was approximately $1,873 at May 9, 2010. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

From time to time, we purchase shares in the open market for the purpose of gifting common stock rewards to employees. In the third quarter of 2010 we did not purchase any shares. In the first thirty-six weeks of 2010, we purchased 8,000 shares, at an average price of $58.50 per share. This program is separate from our publicly announced stock repurchase program discussed above.

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

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August  30, 2009. There have been no material changes in our risk factors from those disclosed in our fiscal 2009 Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2010 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
February 15, 2010—March 14, 2010	75,000	$60.03	75,000	$1,983
March 15, 2010—April 11, 2010	425,000	60.18	425,000	$1,957
April 12, 2010—May 9, 2010	1,425,000	59.35	1,425,000	$1,873

Total third quarter	1,925,000	$59.56	1,925,000

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2010.
(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors: $1,000 was authorized in November 2007, which expires in November 2010; and $1,000 authorized in July 2008, which expires in July 2011.

From time to time, we purchase shares in the open market for the purpose of gifting common stock rewards to employees. In the third quarter of fiscal 2010, we did not purchase any shares. In the first thirty-six weeks of fiscal 2010, we purchased 8,000 shares, at an average price of $58.50 per share. This program is separate from our publicly announced stock repurchase program discussed above.

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

COSTCO WHOLESALE CORPORATION (Registrant)

June 10, 2010 Date	/S/ JAMES D. SINEGAL
James D. Sinegal Chief Executive Officer

June 10, 2010	/S/ RICHARD A. GALANTI
Date	Richard A. Galanti Executive Vice President, Chief Financial Officer