Form 10-K
period 2010-08-29
COSTCO WHOLESALE CORP /NEW
filed 2010-10-18
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 14, 2010 was $25,866,245,752

The number of shares outstanding of the registrant’s common stock as of October 1, 2010 was 432,333,947

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2011, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 2010

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

General

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and selected private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets, and supercenters.

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (“depot”) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for shipment to our individual warehouses, generally in less than twenty-four hours. This maximizes freight volume and handling efficiencies, eliminating many of the costs associated with traditional multiple-step distribution channels. Such traditional steps include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

Because of our high sales volume and rapid inventory turnover, we generally sell inventory before we are required to pay many of our merchandise vendors, even though we take advantage of early payment discounts when available. To the extent that sales increase and inventory turnover becomes more rapid, a greater percentage of inventory is financed through payment terms provided by suppliers rather than by our working capital.

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

Item 1—Business (Continued)

We generally limit marketing and promotional activities to new warehouse openings, occasional direct mail to prospective new members, and regular direct marketing programs (such as The Costco Connection, a magazine we publish for our members, coupon mailers, weekly email blasts from costco.com, and handouts) to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical retailers. In connection with new warehouse openings, our marketing teams personally contact businesses in the area that are potential business members. These contacts are supported by direct mailings during the period immediately prior to opening. Potential Gold Star (individual) members are contacted by direct mail or by membership offerings distributed through employee associations and other entities. After a membership base is established in an area, most new memberships result from word-of-mouth advertising, follow-up messages distributed through employee groups, and ongoing direct solicitations to prospective members.

Our warehouses generally operate on a seven-day, 69-hour week, open weekdays between 10:00 a.m. and 8:30 p.m., with earlier closing hours on the weekend. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional retailers, discount retailers and supermarkets, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, thereby reducing labor required for handling and stocking.

Our strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes and colors. Therefore, we carry an average of approximately 3,900 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to 45,000 to 140,000 SKUs or more at discount retailers, supermarkets, and supercenters. Many consumable products are offered for sale only in case, carton, or multiple-pack quantities only.

In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we have a 90-day return policy in the United States, Canada and the United Kingdom and provide, free of charge, technical support services, as well as an extended warranty.

The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2010	2009	2008
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	23%	23%	22%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, garden and patio, sporting goods, toys, seasonal items and automotive supplies)	18%	19%	19%
Food (including dry and institutionally packaged foods)	21%	21%	20%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings, cameras and small appliances)	10%	10%	10%
Fresh Food (including meat, bakery, deli and produce)	12%	12%	12%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	16%	15%	17%

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year end:

	2010	2009	2008
Food Court	534	521	506
One-Hour Photo Centers	530	518	504
Optical Dispensing Centers	523	509	496
Pharmacies	480	464	451
Gas Stations	343	323	307
Hearing-Aid Centers	357	303	274
Print Shops and Copy Centers	10	10	7
Car Washes	7	2	2

Number of warehouses	540	527	512

Costco Mexico, our 50%-owned joint venture, operated 32 warehouses at August 29, 2010. We have contractual responsibility for executive, management and functional duties and operations of Costco Mexico. The Costco Mexico warehouses are not included in the table above as Costco Mexico is accounted for using the equity method of accounting for investments.

Our electronic commerce businesses, costco.com in the U.S. and costco.ca in Canada, provide our members additional products generally not found in our warehouses, in addition to services such as digital photo processing, pharmacy, travel, and membership services.

Our warehouses accept cash, checks, certain debit cards, American Express and a private label Costco credit card. Losses associated with dishonored checks have been minimal, as members who have issued dishonored checks are identified and prevented from making further purchases until restitution is made.

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

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2010, 2009, and 2008 relate to the 52-week fiscal years ended August 29, 2010, August 30, 2009, and August 31, 2008, respectively.

Membership Policy

Our membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Members can utilize their memberships at any Costco warehouse location in

Item 1—Business (Continued)

any country. We have two primary types of members: Business and Gold Star (individual). Our member renewal rate, currently at 88% in the U.S. and Canada, is consistent with recent years. Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of $50 for the primary and household membership card, with add-on membership cards available for an annual fee of $40 (including a free household card). Many of our business members also shop at Costco for their personal needs. Individual memberships (Gold Star memberships) are available to individuals who do not qualify for a Business membership, for an annual fee of $50, which includes a household card.

Our membership base was made up of the following (in thousands):

	2010	2009	2008
Gold Star	22,500	21,500	20,200
Business	5,800	5,700	5,600
Business, Add-on Primary	3,300	3,400	3,400

Total primary cardholders	31,600	30,600	29,200
Additional cardholders	26,400	25,400	24,300

Total cardholders	58,000	56,000	53,500

These numbers exclude approximately 2,900 cardholders of Costco Mexico at the end of 2010, and 2,800 cardholders at the end of 2009 and 2008.

Executive membership is available to all members, with the exception of Business Add-on members, in the U.S., Canada, Mexico, and the United Kingdom for an annual fee of approximately $100. The program, in the U.S. and Canada, offers additional savings and benefits on various business and consumer services, such as merchant credit-card processing, auto and home insurance, the Costco auto purchase program, and check printing services. The services are generally provided by third-parties and vary by country and state. In addition, Executive members qualify for a 2% annual reward (which can be redeemed at Costco warehouses), up to a maximum of approximately $500 per year, on qualified purchases made at Costco. At the end of 2010, 2009, and 2008, Executive members represented 36%, 33%, and 30%, respectively, of our primary membership base that was eligible for the program. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.

Labor

Our employee count approximated:

	2010	2009	2008
Full-time employees	82,000	79,000	75,000
Part-time employees	65,000	63,000	62,000

Total employees	147,000	142,000	137,000

These numbers exclude approximately 9,000 individuals who were employed by Costco Mexico at the end of 2010, 2009, and 2008. Approximately 13,200 hourly employees in certain of our locations (all former Price Company locations) in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. We compete with 800 warehouse club locations across the U.S. and Canada (Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and every major metropolitan area has multiple club operations. In addition, we compete with a wide range of national and regional retailers and wholesalers, including supermarkets, supercenters, general merchandise chains, specialty chains, and gasoline stations, as well as electronic commerce businesses. Competitors such as Wal-Mart, Target, Kohl’s and Amazon are among our significant general merchandise retail competitors. We also compete with low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Trader Joe’s, Whole Foods, Best Buy and Barnes & Noble. Our international operations face similar competitors.

Regulation

Certain state laws require that we apply minimum markups to our selling prices for specific goods, such as tobacco products, alcoholic beverages, and gasoline. While compliance with such laws may cause us to charge higher prices, other retailers are also typically governed by the same restrictions, and we believe that compliance with such laws currently in effect do not have a material adverse effect on our operations.

Certain states, counties, and municipalities have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. If enacted, such laws and regulations could have a material adverse affect on our operations.

Intellectual Property

We believe that our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress and similar intellectual property add significant value to our business and are important factors in our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® series of trademarks and our private label brand, Kirkland Signature®. Kirkland Signature products are premium products offered to our members at prices that are generally lower than those for national brand products. Kirkland Signature products allow us to ensure our quality standards are met, while minimizing costs and differentiating our merchandise offerings from other retailers, and to generally earn higher margins. We expect that our private label items will increase their share of our sales in the future. We rely on trademark and copyright law, trade secret protection, and confidentiality and license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate.

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

Item 1—Business (Continued)

Executive Officers of the Registrant

The following is a list of the names, ages, and positions of the executive officers of the Company. All executive officers have 25 or more years of service with the Company.

Name	Position With Company	Executive Officer Since	Age
James D. Sinegal	Chief Executive Officer. Mr. Sinegal is a co-founder of the Company and has been a director since its inception. In February 2010, Mr. Sinegal relinquished his role as President of the Company, which he had held since the Company’s inception.	1983	74

Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of the Company and has been a director since its inception.	1983	68

W. Craig Jelinek	President and Chief Operating Officer. Mr. Jelinek has been President and Chief Operating Officer of the Company since February 2010, when he also joined the Board of Directors. Prior to that date, he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	58

Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director of the Company since January 1995.	1993	54

Paul G. Moulton	Executive Vice President and Chief Information Officer. He was Executive Vice President, Real Estate Development until March 2010.	2001	59

Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions.	1994	58

Douglas W. Schutt	Executive Vice President, Chief Operating Officer, Merchandising. He was Executive Vice President, Chief Operating Officer, Northern and Midwest Division from 2004 to March 2010.	2004	51

John D. McKay	Executive Vice President, Chief Operating Officer, Northern and Midwest Division. He was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	53

Thomas K. Walker	Executive Vice President, Construction, Distribution and Traffic.	2004	70

Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions.	1993	61

The Company has adopted a code of ethics for senior financial officers pursuant to section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027.

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition, and results of operations. These risks could cause our actual results to differ materially from our historical experience and from results or events predicted by our forward-looking statements. Those statements may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense control, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. You should read these risk factors in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and our consolidated financial statements and related notes in Item 8 of this Report. There may be other factors that we cannot anticipate or that are not described in this report, generally because we do not presently perceive them to be material, that could cause results to differ materially from our expectations or statements. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised to review any further disclosures we make on related subjects in our periodic filings with the SEC.

We face strong competition from other retailers and warehouse club operators, which could negatively affect our financial performance.

The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with many other local, regional and national retailers, both in the United States and in foreign countries. We compete with other warehouse club operators, discount retailers, supermarkets, supercenter stores, retail and wholesale grocers, department, drug, variety and specialty stores and general merchandise wholesalers and distributors, as well as internet-based retailers, wholesalers and catalog businesses. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, store hours, and price. Our inability to respond effectively to competitive pressures and changes in the retail markets could negatively affect our financial performance. Some competitors may have greater financial resources, better access to merchandise, and greater market penetration than we do.

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

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our warehouses typically draw members from their local areas, a new warehouse may draw members away from our existing warehouses and adversely affect comparable warehouse sales performance and member traffic at those existing warehouses.

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

Our financial and operational performance is highly dependent on our United States and Canada operations, which comprised 92% of consolidated net sales in 2010 and 93% in 2009, and 89% of operating income in 2010 and 92% in 2009. Within the United States, we are highly dependent on our California operations, which comprised 26% and 27% of consolidated net sales in 2010 and 2009, respectively. Our California market in general, has a larger percentage of higher volume warehouses as compared to our other markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our United States operations, particularly in California, and our Canada operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets; and failing consistently to provide high quality products and innovative new products to retain our existing member base and attract new members.

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

Item 1A—Risk Factors (Continued)

We purchase our merchandise from numerous domestic and foreign manufacturers and importers and have thousands of vendor relationships. Our inability to acquire suitable merchandise on acceptable terms or the loss of key vendors could negatively affect us. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. Because of our efforts to adhere to high quality standards for which available supply may be limited, particularly for certain food items, the large volume we demand may not be consistently available.

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

In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, security and safety regulations, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control and could adversely impact our sourcing of goods.

We depend on our depot operations to effectively and efficiently supply product to our warehouses.

We depend on the orderly operation of the receiving and distribution process, primarily through our depots. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes, earthquakes or other catastrophic events, labor shortages and disagreements or shipping problems, may result in delays in the delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.

It is difficult to consistently and successfully predict the products and services our members will demand. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, impairment of long-lived assets and warehouse closing costs, inventories, self-insurance, income taxes, unclaimed property laws and litigation, and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were enacted. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. We expect our healthcare costs to increase, but not materially, as a result of this legislation. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.

Changes in Tax Rates

We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, any change in the enacted tax rates, any adverse outcome in connection with any income tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes may have a material adverse affect on our financial condition, results of operations, or cash flows.

Failure of our internal control over financial reporting could make our financial results inaccurate or untimely.

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

Our international operations are growing. Future operating results internationally could be negatively affected by a variety of factors, many beyond our control and similar to those we face in the United States. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws and regulations of foreign governments and the United States (such as the Foreign Corrupt Practices Act), agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the United States. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

Market expectations for our financial performance is high.

We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable warehouse sales growth rates, margins, earnings and earnings per share or new warehouse openings, could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase policies.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and back-up systems could harm our business.

Although we believe that we have independent, redundant, and primary and secondary computer systems, given the number of individual transactions we have each year, it is important that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems may have a material adverse effect on our business or results of operations. The costs, potential problems, and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or provide them in a delayed or more costly manner.

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

Item 1A—Risk Factors (Continued)

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

Factors associated with climate change could adversely affect our business.

We use natural gas, diesel fuel, gasoline, and electricity in our distribution and sale operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which also could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs, and damage resulting from extreme weather may not be fully insured.

We are involved in a number of legal proceedings and audits, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may unfavorably affect our operations or increase our costs.

We are or may become involved in a number of legal proceedings and audits, including grand jury investigations, other government investigations, consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings and other contingencies could require us to take or refrain from taking actions which could unfavorably affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties.

Item 1A—Risk Factors (Continued)

We are subject to the risks of selling unsafe products.

If our merchandise offerings, including food and prepared food products for human consumption, drugs and childrens’ products, do not meet or are perceived not to meet applicable safely standards or our members’ expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of injury to our members. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases. Our vendors are generally contractually required to comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters, resulting in costly product recalls and other liabilities. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image and these effects could be long term.

Our success depends on the continued contributions of management and on our ability to attract, train and retain highly qualified employees.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect. Other than an annual agreement with our CEO, Mr. Sinegal, we have no employment agreements with our officers. We must attract, train and retain a large and growing number of highly qualified employees, while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company does not maintain key man insurance.

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

Item 1A—Risk Factors (Continued)

changes and the development of new administrative processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At August 29, 2010, we operated 540 membership warehouses:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	329	87	416
Canada	70	9	79
United Kingdom	19	3	22
Japan	1	8	9
Korea	3	4	7
Taiwan	—	6	6
Australia	1	—	1

Total	423	117	540

(1)	77 of the 117 leases are land-leases only, where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2010:

Openings by Fiscal Year	United States	Canada	Other International	Total	Total Warehouses in Operation
2006 and prior	358	68	32	458	458
2007	25	3	2	30	488
2008	15	4	5	24	512
2009	8	2	5	15	527
2010	10	2	1	13	540
2011 (expected through 12/31/10)	9	1	—	10	550

Total	425	80	45	550

The 32 warehouses operated by Costco Mexico, under our oversight, at the end of 2010 are not included in the above tables.

At the end of 2010, our warehouses contained approximately 77.3 million square feet of operating floor space: 60.2 million in the United States, 10.8 million in Canada and 6.3 million in other international locations, excluding Mexico.

Our executive offices are located in Issaquah, Washington and occupy approximately 581,000 square feet. We operated eight regional offices in the United States, two regional offices in Canada and five regional offices internationally at the end of 2010, containing approximately 334,000 square feet. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. At the end of 2010, we operated 12 depots in the United States, four in Canada and three internationally, excluding Mexico, consisting of approximately 7.6 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Removed and Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the National Market tier of NASDAQ under the symbol “COST.” On October 1, 2010, we had 8,286 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
2010:
Fourth Quarter	$59.16	$53.61	$0.205
Third Quarter	61.74	57.31	0.205
Second Quarter	60.89	57.07	0.180
First Quarter	61.12	50.65	0.180
2009:
Fourth Quarter	51.77	44.54	0.180
Third Quarter	48.91	38.44	0.180
Second Quarter	55.58	42.76	0.160
First Quarter	70.37	44.99	0.160

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities (dollars in millions, except per share data)

The following table sets forth information on our common stock repurchase program activity for the 16-week fourth quarter of fiscal 2010:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
May 10, 2010—June 6, 2010	1,800,000	$57.57	1,800,000	$1,769
June 7, 2010—July 4, 2010	2,025,000	56.82	2,025,000	$1,654
July 5, 2010—August 1, 2010	1,717,700	55.64	1,717,700	$1,559
August 2, 2010—August 29, 2010	2,225,000	55.97	2,225,000	$1,434

Total fourth quarter	7,767,700	$56.49	7,767,700

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter of fiscal 2010.

(2)

Our stock repurchase program is conducted under authorizations made by our Board of Directors: $1,000 was authorized in November 2007, which expires in November 2010; and $1,000 was authorized in July 2008, which expires in July 2011.

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

SELECTED FINANCIAL DATA

(dollars in millions, except per share and warehouse number data)

As of and for the year ended(1)	Aug. 29, 2010 (52 weeks)	Aug. 30, 2009 (52 weeks)	Aug. 31, 2008 (52 weeks)	Sept. 2, 2007 (52 weeks)	Sept. 3, 2006 (53 weeks)
RESULTS OF OPERATIONS
Net sales	$76,255	$69,889	$70,977	$63,088	$58,963
Merchandise costs	67,995	62,335	63,503	56,450	52,745

Gross Margin	8,260	7,554	7,474	6,638	6,218
Membership fees	1,691	1,533	1,506	1,313	1,188
Operating income	2,077	1,777	1,969	1,609	1,626
Net income attributable to Costco	1,303	1,086	1,283	1,083	1,103
Net income per diluted common share attributable to Costco	2.92	2.47	2.89	2.37	2.30
Dividends per share	$0.77	$0.68	$0.61	$0.55	$0.49
Increase (decrease) in comparable warehouse sales(2)
United States	4%	(2%)	6%	5%	7%
International	19%	(8%)	15%	9%	11%

Total	7%	(4%)	8%	6%	8%

Increase in International comparable warehouse sales in local currency	8%	7%	6%	5%	7%

BALANCE SHEET DATA
Net property and equipment	$11,314	$10,900	$10,355	$9,520	$8,564
Total assets	23,815	21,979	20,682	19,607	17,495
Short-term borrowings	26	16	134	54	41
Current portion of long-term debt	—	80	6	60	309
Long-term debt, excluding current portion	2,141	2,130	2,206	2,108	215
Costco stockholders’ equity	$10,829	$10,024	$9,194	$8,626	$9,147

WAREHOUSE INFORMATION
Warehouses in Operation(3)
Beginning of year	527	512	488	458	433
Opened(4)	14	19	34	30	28
Closed(4)	(1)	(4)	(10)	—	(3)

End of Year	540	527	512	488	458

(1)	Certain reclassifications have been made to prior years to conform to the presentation adopted in the current year. See further information in Note 1 of Item 8 of this Report.

(2)	Includes net sales at warehouses open greater than one year, including relocated facilities.

(3)	Excludes warehouses operated in Mexico through a 50% owned joint venture.

(4)	Includes warehouse relocations and the closure in July 2009 of two Costco Home locations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data)

OVERVIEW

Our fiscal year ends on the Sunday closest to August 31. References to 2010, 2009, and 2008 relate to the 52-week years ended August 29, 2010, August 30, 2009, and August 31, 2008, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Key items for 2010 included:

•

Net sales increased 9.1% from the prior year to $76,255, driven by a 7% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and sales at the 13 new warehouses (14 opened and one closed due to relocation) in 2010. Net sales were positively impacted by the year-over-year increase in the price of gasoline and by the strengthening of certain foreign currency exchange rates;

•

Membership fees increased 10.3% to $1,691; however, excluding the $27 charge recorded in 2009 related to a litigation settlement, membership fees increased 8.4%, due to new membership sign-ups and increased penetration of the higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased two basis points over the prior year;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved 10 basis points over the prior year;

•	Net income increased 20% to $1,303, or $2.92 per diluted share, compared to $1,086, or $2.47 per diluted share, in 2009;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.18 to $0.205 per share;

•	We repurchased 9,943,000 shares of our common stock, at an average cost of $57.14 per share, totaling approximately $568;

•	The Board of Directors appointed W. Craig Jelinek as Costco’s President and Chief Operating Officer and elected him a director. Jim Sinegal will continue as Chief Executive Officer; and

•	In May 2010, we announced the retirement of Dick DiCerchio, as our Senior Executive Vice President and Chief Operating Officer, effective June 4, 2010.

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales not associated with currency fluctuations the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Adverse economic conditions negatively impacted spending by our customers during 2009 and 2010, and that negative impact may continue. Sales growth and our gross margin are also impacted by our competition, which is vigorous and widespread, including other warehouse clubs, discount, department, drug, variety and

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

specialty stores, and supermarkets, as well as internet retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

We also achieve sales growth by opening new warehouses and relocating existing warehouses to larger facilities. As our warehouse base grows and available and desirable potential sites become more difficult to secure, square footage growth becomes a comparatively less substantial component of growth, but the negative aspects of such growth (including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouse when openings occur in existing markets) are ameliorated. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

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

Results of Operations

Net Sales

	2010	2009	2008
Net sales	$76,255	$69,889	$70,977
Net sales increase (decrease)	9.1%	(1.5%)	12.5%
Increase (decrease) in comparable sales	7%	(4%)	8%
Warehouse openings, net	13	15	24

2010 vs. 2009

Net Sales

Net sales increased 9.1% during 2010 compared to 2009. The $6,366 increase was comprised of a $4,871 increase in comparable sales and the remainder primarily from sales at new warehouses opened during 2010 and 2009.

Foreign currencies, particularly in Canada, Korea, and Japan, strengthened against the U.S. dollar, which positively impacted net sales during 2010 by approximately $1,570 (225 basis points). Net sales were also positively impacted by gasoline price inflation during 2010 by approximately $895 (128 basis points), which resulted from a 17% increase in the average sales price per gallon.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Our sales results continue to be negatively impacted by general economic conditions, and those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales increased 7% in 2010 and were positively impacted primarily by an increase in shopping frequency. Strengthening foreign currencies positively impacted comparable sales by approximately $1,510 (217 basis points) in 2010. Gasoline price inflation positively impacted comparable sales results by approximately $882 (126 basis points) during 2010. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

2009 vs. 2008

Net Sales

Our 2009 sales results, particularly in hardlines and softlines, were negatively impacted by general economic conditions. Net sales decreased 1.5% during 2009 compared to 2008. The $1,088 decrease was comprised of a $2,590 decrease in comparable sales, partially offset by an increase of $1,502 primarily from sales at new warehouses opened during 2009 and 2008. Our sales were also impacted by a lower number of warehouse openings year-over-year.

Foreign currencies, particularly in Canada, the United Kingdom, and Korea, weakened against the U.S. dollar, which negatively impacted net sales during 2009 by approximately $2,421 (341 basis points). Net sales were also negatively impacted by gasoline price deflation during 2009 by approximately $2,164 (305 basis points), which resulted from a 30% decline in the average sales price per gallon.

Comparable Sales

Comparable sales decreased 4% in 2009. Weakening foreign currencies negatively impacted comparable sales by approximately $2,339 (333 basis points) in 2009. Gasoline price deflation negatively impacted comparable sales results by approximately $2,113 (298 basis points) during 2009. Comparable sales were negatively impacted by a decline in the average amount spent (after adjustment for gasoline price deflation and measured in local currencies), partially offset by an increase in shopping frequency. Reported comparable sales growth includes the negative impact of cannibalization.

Membership Fees

	2010	2009	2008
Membership fees	$1,691	$1,533	$1,506
Membership fees increase	10.3%	1.8%	14.7%
Membership fees as a percent of net sales	2.22%	2.19%	2.12%
Total cardholders (000’s)	58,000	56,000	53,500

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2010 vs. 2009

Membership fees increased 10.3% in 2010 compared to 2009. Membership fees in 2010 were positively impacted due to the increased penetration of our higher-fee Executive Membership program, the continued benefit of membership sign-ups at warehouses opened in 2009 and 2008, a 2009 $27 charge to membership fees related to a litigation settlement concerning our membership renewal policy, and the additional membership sign-ups at the 13 new warehouses opened in 2010 (14 opened and one closed due to a relocation). Our member renewal rate, currently at 88% in the U.S. and Canada, is consistent with recent years.

Foreign currencies, particularly in Canada, Korea, and Japan, strengthened against the U.S. dollar in 2010, which positively impacted membership fees by approximately $36.

2009 vs. 2008

Membership fees increased 1.8% in 2009 compared to 2008. The increase was primarily due to membership sign-ups at the 15 new warehouses opened in 2009 (19 opened, two closed due to relocations, and two closed Costco Home locations), the continued benefit of membership sign-ups at warehouses opened in 2008, and increased penetration of our higher-fee Executive Membership program. This increase was negatively impacted by the $27 charge for the litigation settlement discussed above, the weakening of foreign currencies against the U.S. dollar, particularly in Canada, the United Kingdom, and Korea, which negatively impacted membership fees during 2009 by approximately $50, and a lower number of warehouse openings year-over-year. Our member renewal rate at the end of 2009 was 87% in the U.S. and Canada.

Gross Margin

	2010	2009	2008
Gross margin	$8,260	$7,554	$7,474
Gross margin increase	9.4%	1.1%	12.6%
Gross margin as a percent of net sales	10.83%	10.81%	10.53%

2010 vs. 2009

Gross margin, as a percent of net sales, increased two basis points compared to 2009. The core merchandise gross margin, when expressed as a percent of core merchandise sales and not total net sales, increased 25 basis points year-over-year, with all categories showing increases. However, the increased sales penetration of the lower margin gasoline business caused this increase to be only six basis points when expressed as a percent of total net sales. Warehouse ancillary businesses gross margins increased by three basis points as a percent of total net sales. In addition, gross margin comparisons were negatively impacted by five basis points due to a favorable LIFO adjustment in 2009 compared to no adjustment in 2010. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive Members negatively affected gross margin by two basis points.

Foreign currencies, particularly in Canada, Korea, and Japan, strengthened against the U.S. dollar, which positively impacted gross margin for 2010 by approximately $183.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2009 vs. 2008

Gross margin, as a percent of net sales, increased 28 basis points compared to 2008. This increase was primarily related to a net 18 basis point increase in our core merchandise departments, primarily in food and sundries, partially offset by a decrease in softlines, and a net seven basis point increase from our warehouse ancillary businesses, primarily our gasoline and pharmacy departments. The majority of this gross margin improvement was due to our lower margin gas business having lower sales penetration, resulting from the decline in the average selling price per gallon. Increased sales penetration of the Executive Membership two-percent reward program negatively affected gross margin by six basis points. In addition, gross margin was favorably impacted by nine basis points due to reversing the $32 LIFO reserve established in the prior year as we experienced net deflation, year-over-year, in the cost of our merchandise inventories.

Foreign currencies, particularly in Canada, the United Kingdom, and Korea, weakened against the U.S. dollar, which negatively impacted gross margin in 2009 by approximately $258.

Selling, General and Administrative Expenses

	2010	2009	2008
Selling, general and administrative expenses	$7,840	$7,252	$6,954
SG&A as a percent of net sales	10.28%	10.38%	9.80%

2010 vs. 2009

SG&A expenses, as a percent of net sales, improved ten basis points compared to 2009. If the effect of gasoline price inflation on net sales in 2010 is excluded, these expenses increased three basis points compared to 2009. Warehouse operating costs, excluding the effect of gasoline price inflation, increased seven basis points, primarily due to higher employee benefit costs, particularly employee healthcare and workers’ compensation. SG&A expense comparisons were positively impacted by six basis points related to: the recovery of amounts expensed in fiscal 2007 and 2008 on behalf of certain employees in Canada to cover adverse tax consequences resulting from our previously announced stock option investigation; and a charge recorded in 2009 to write down the net realizable value of the cash surrender value of employee life insurance contracts with no comparable charge this year.

Foreign currencies, particularly in Canada, Korea, and Japan, strengthened against the U.S. dollar, which negatively impacted SG&A for 2010 by approximately $140.

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

Preopening Expenses

	2010	2009	2008
Preopening expenses	$26	$41	$57

Warehouse openings, including relocations	14	19	34

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of operations at existing warehouses. Preopening expenses can vary due to the timing of the warehouse opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. The 2009 preopening expense included costs related to several international warehouses that opened in the fourth quarter of fiscal 2009.

Provision for Impaired Assets and Closing Costs, Net

	2010	2009	2008
Warehouse closing expenses	$6	$9	$9
Impairment of long-lived assets	2	8	10
Net gains on the sale of real property	—	—	(19)

Provision for impaired assets & closing costs, net	$8	$17	$—

This provision primarily includes costs related to: impairment of long-lived assets; future lease obligations of warehouses that have been closed or relocated to new facilities; accelerated depreciation, based on the shortened useful life through the expected closing date on buildings to be demolished or sold and that are not otherwise impaired; and gains and losses resulting from the sale of real property, largely comprised of former warehouse locations.

2010 vs. 2009

The net provision for impaired assets and closing costs was $8 in 2010, compared to $17 in 2009. The provision in 2010 included charges of $6 for warehouse closing expenses and impairment charges of $2.

2009 vs. 2008

The net provision for impaired assets and closing costs was $17 in 2009, compared to a nominal amount in 2008. The provision in 2009 included charges of $9 for warehouse closing expenses, and impairment charges of $8, primarily related to the closing of our two Costco Home locations in July 2009. The impairment charge in 2008 primarily related to a warehouse in Michigan that was demolished and rebuilt.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

At the end of both 2010 and 2009, the reserve for warehouse closing costs was $5, and primarily related to future lease obligations.

Interest Expense

	2010	2009	2008
Interest expense	$111	$108	$103

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes (2007 Senior Notes) issued in 2007.

Interest Income and Other, Net

	2010	2009	2008
Earnings of affiliates and other, net	$65	$31	$49
Interest income	23	27	96

Interest Income and other, net	$88	$58	$145

2010 vs. 2009

The decrease in interest income is due to lower interest rates on our cash and cash equivalents and short-term investment balances. Interest income also includes a $12 other-than-temporary impairment loss recognized on certain securities within our investment portfolio in 2009. No impairment was recognized in 2010.

The increase in earnings of affiliates and other is primarily due to an increase in earnings from our 50% owned joint-venture in Mexico. Costco Mexico’s earnings increased due to stronger sales and the Mexican peso strengthening against the U.S. dollar. The net gain on foreign currency transactions was $13 in 2010, but was not significant in 2009. These amounts generally relate to the difference between the foreign exchange rate in effect when title to merchandise inventory is transferred and the rate at the time of payment. In addition, there was a favorable $1 mark-to-market adjustment in 2010 compared to a negative $5 adjustment in 2009, related to our forward foreign exchange contracts. See Derivatives section for more information.

2009 vs. 2008

The decrease in interest income was largely due to lower interest rates on our cash and cash equivalents and short-term investment balances resulting from a change in policy to invest primarily in U.S. government and agency securities, which earn lower interest rates. In addition, we recognized $12 of other-than-temporary impairment losses on certain securities within our investment portfolio in 2009 compared to an impairment loss of $5 in 2008. The decrease in the earnings of affiliates was primarily attributable to lower earnings by our investment in Costco Mexico. Costco Mexico’s earnings were lower in 2009, primarily due to the peso weakening against the U.S. dollar. In addition, there was a negative $5 mark-to-market adjustment in 2009 compared to a favorable $6 adjustment in 2008, related to our forward foreign exchange contracts.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Provision for Income Taxes

	2010	2009	2008
Income tax expense	$731	$628	$716
Effective tax rate	35.6%	36.4%	35.6%

The decline in the effective tax rate from 2009 to 2010 is primarily attributable to a change in the mix of earnings between domestic and international operations. The 2009 effective tax rates also include the unfavorable impact of a write-down on investments that were non-deductible for tax purposes.

The lower tax rate in 2008 was primarily attributable to discrete benefits recognized during the year.

Net Income Attributable to Costco (Net Income)

	2010	2009	2008
Net income	$1,303	$1,086	$1,283
Net income per diluted share	$2.92	$2.47	$2.89
Shares used to calculate diluted net income per diluted share (000’s)	445,970	440,454	444,240
Diluted net income per share increase / (decrease)	18%	(15%)	22%

2010 vs. 2009

Net income for 2010 increased to $1,303, or $2.92 per diluted share, from $1,086, or $2.47 per diluted share, during 2009, representing an 18% increase in diluted net income per share. As previously discussed, foreign currencies, particularly in Canada, Korea and Japan, strengthened against the U.S. dollar, which positively impacted net income for 2010 by approximately $61 after-tax, or $0.14 per diluted share. Various factors, discussed in detail above (including sales, membership fees, gross margin, and selling, general and administrative expenses), contributed to the increase in net income for 2010.

2009 vs. 2008

Net income for 2009 decreased to $1,086, or $2.47 per diluted share, from $1,283, or $2.89 per diluted share, during 2008, representing a 15% decrease in diluted net income per share. As previously discussed, foreign currencies, particularly in Canada, the United Kingdom and Korea, weakened against the U.S. dollar, which negatively impacted net income for 2009 by approximately $83 after-tax, or $0.19 per diluted share. Various factors, discussed in detail above (including sales, membership fees, gross margin, and selling, general and administrative expenses), contributed to the decrease in net income for 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table itemizes components of our most liquid assets at the end of 2010 and 2009 (dollars in millions, except per share data):

	2010	2009
Cash and cash equivalents	$3,214	$3,157
Short-term investments	1,535	570

Total	$4,749	$3,727

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Our primary sources of liquidity are cash flows generated from warehouse operations and cash and cash equivalents and short-term investment balances, which were $4,749 and $3,727 at the end of 2010 and 2009, respectively. Of these balances, approximately $862 and $758 at the end of 2010 and 2009, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal year.

Net cash provided by operating activities totaled $2,780 in 2010 compared to $2,092 in 2009. This net increase of $688 was primarily attributable to a $371 decrease in our net investment in merchandise inventories (merchandise inventories less accounts payable), an increase in net income of $224, and a $141 increase from the change in our other current operating assets and liabilities.

Net cash used in investing activities totaled $2,015 in 2010 compared to $1,101 in 2009, an increase of $914. This increase relates primarily to a $1,113 decrease in cash provided by the net investment in short-term investments, partially offset by a $195 decrease in cash used for purchase of property and equipment.

Net cash used in financing activities totaled $719 in 2010 compared to $439 in 2009, an increase of $280. This increase was primarily attributable to a $482 increase in cash used to repurchase common stock, a $78 increase in repayments of long-term debt and a $42 increase in dividends paid. These were partially offset by a $124 increase in the net proceeds from stock-based awards and, a $116 increase in the net proceeds from short-term borrowings.

The effect of exchange rate changes, increased cash by $11 in 2010, compared to a decrease of $14 in 2009. This increase was primarily due to the strengthening of foreign currencies, primarily in Canada, Korea, and Japan during 2010.

Dividends

In April 2010, our Board of Directors increased our quarterly cash dividend from $0.18 to $0.205 per share. Our quarterly cash dividends paid in 2010 totaled $0.77 per share, as compared to $0.68 per share in 2009.

Contractual Obligations

Our commitments at year-end to make future payments under contractual obligations were as follows, as of August 29, 2010:

	Payments Due by Fiscal Year
Contractual obligations	2011	2012 to 2013	2014 to 2015	2016 and thereafter	Total
Purchase obligations (merchandise)(1)	$4,492	$1	$—	$—	$4,493
Long-term debt(2)	111	1,073	126	1,379	2,689
Operating leases(3)	162	312	282	1,572	2,328
Purchase obligations (property, equipment, services and other)(4)	246	63	—	—	309
Construction commitments	186	—	—	—	186
Capital lease obligations(2)	10	20	22	256	308
Other(5)	6	4	2	26	38

Total	$5,213	$1,473	$432	$3,233	$10,351

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

(1)	Includes open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts commonly referred to as common area maintenance, taxes, and insurance and have been reduced by $173 to reflect sub-lease income.

(4)

The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)

Consists of $26 in asset retirement obligations, $9 in deferred compensation obligations and includes $3 of current unrecognized tax benefits relating to uncertain tax positions. The total amount excludes $38 of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Expansion Plans

Our primary requirement for capital is the financing of land, buildings, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,600 during fiscal 2011 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

We plan to open up to 31 new warehouses in 2011, including one to two relocations of existing warehouses to larger and better-located facilities.

Additional Equity Investments in Subsidiaries and Joint Ventures

Our investments in the Costco Mexico joint venture and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. We did not make any capital contributions to Costco Mexico (a 50%-owned joint venture) in 2010, 2009, or 2008.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Bank Credit Facilities and Commercial Paper Programs

	Credit Facility Description	Expiration Date	Credit Line Usage at August 29, 2010					Applicable Interest Rate
Entity			Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit
U.S.	Uncommitted Standby LC	N/A	$22	$22	$—	$—	$—	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	9	—	41	N/A
Australia(1)	Guarantee Line	N/A	9	—	—	—	9	N/A
Canada(1)(3)	Multi-Purpose Line	N/A	28	16	—	—	12	2.25%
Japan(1)	Revolving Credit	March-11	41	—	—	13	28	0.61%
Japan(1)	Bank Guaranty	March-11	18	18	—	—	—	N/A
Japan(1)	Revolving Credit	February-11	41	—	—	13	28	0.61%
Japan(2)	Commercial LC	N/A	1	—	—	—	1	N/A
Korea(1)	Multi-Purpose Line	March-11	10	2	—	—	8	3.63%
Taiwan	Multi-Purpose Line	January-11	22	5	—	—	17	2.63%
Taiwan	Multi-Purpose Line	July-11	16	3	—	—	13	2.65%
United Kingdom	Uncommitted Money Market Line	N/A	31	—	—	—	31	3.05%
United Kingdom	Uncommitted Overdraft Line	N/A	46	—	—	—	46	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial LC	N/A	3	1	—	—	2	N/A

		TOTAL	$341	$70	$9	$26	$236

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.

(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.

(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

			Credit Line Usage at August 30, 2009
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by LC & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Stand By LC	N/A	$22	$22	$—	$—	$—	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	20	—	30	N/A
Australia(1)	Guarantee Line	N/A	8	—	—	—	8	N/A
Canada(1)	Multi-Purpose Line	March-10	28	18	—	—	10	1.76%
Japan(1)	Revolving Credit	February-10	37	—	—	8	29	0.64%
Japan(1)	Bank Guaranty	March-10	11	11	—	—	—	N/A
Japan(1)	Revolving Credit	February-10	37	—	—	8	29	0.70%
Japan(2)	Commercial LC	N/A	1	—	—	—	1	N/A
Korea(1)	Multi-Purpose Line	March-10	10	1	—	—	9	3.75%
Taiwan	Multi-Purpose Line	January-10	15	4	—	—	11	2.50%
Taiwan	Multi-Purpose Line	July-10	15	3	—	—	12	2.59%
United Kingdom	Revolving Credit	February-10	66	—	—	—	66	0.82%
United Kingdom	Uncommitted Money Market Line	N/A	33	—	—	—	33	3.05%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	—	49	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial LC	N/A	3	—	1	—	2	N/A

		TOTAL	$388	$62	$21	$16	$289

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.

(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.

For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit. Our letter of credit facilities consisted of the following at August 29, 2010 and August 30, 2009:

	2010	2009
Total credit facilities for commercial and standby letters of credit	$123	$116
Outstanding commitments under these facilities(1)	79	83

(1)	Includes $70 and $62 of standby letters of credit at the end of 2010 and 2009, respectively.

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

In June 2008, our Japanese subsidiary entered into a ten-year term loan in the amount of $35, with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.84% and 0.95% at the end of 2010 and 2009, respectively) on the outstanding balance. Interest is payable semi-annually in December and June and principal is due in June 2018.

In October 2007, our Japanese subsidiary issued promissory notes through a private placement in the amount of $77, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. We guarantee all of the promissory notes issued by our Japanese subsidiary.

In February 2007, we issued $900 of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2 and $1,100 of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $6 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The discount and issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes. At our option, we may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, we will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In August 1997, we sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 943,000 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require us to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. At our option, we may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 29, 2010, $859 in principal amount of Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which the principal converted during 2010, 2009 and 2008 is detailed in the table below:

	2010	2009	2008
Principal converted during period	$1	$25	$1
Principal converted, including the related debt discount	$1	$19	$0
Shares issued upon conversion (000’s)	18	562	13

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business, which we manage, in part, through the use of forward foreign exchange contracts seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

currency. The contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage the counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year. See Note 1 and Note 3 to the consolidated financial statements included in Part II, Item 8 of this Report, for additional information related to these contracts.

We are exposed to fluctuations in energy prices, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for approximately 26% of our warehouses and other facilities in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations on an index basis. These contracts generally qualify for treatment as normal purchases or normal sales and require no mark-to-market adjustment.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

In September and November of 2007, our Board of Directors approved $300 and $1,000, respectively, of stock repurchases, which expire in August 2010 and November 2010. In July 2008, our Board of Directors approved an additional $1,000, which expires in July 2011, bringing total authorizations by our Board of Directors since inception of the program in 2001 to $6,800.

During 2010, we repurchased 9,943,000 shares of common stock, at an average price of $57.14 per share, totaling approximately $568. During 2009, we repurchased 895,000 shares of common stock, at an average price of $63.84 per share, totaling approximately $57. The remaining amount available to be purchased under our approved plan was $1,434 at the end of 2010, $434 of which expires in November 2010. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We continue to review our accounting policies and evaluate our estimates, including those related to revenue recognition, investments, merchandise inventory valuation, impairment of long-lived assets, warehouse closing costs, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on assumptions that we believe to be reasonable.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Revenue Recognition

We generally recognize sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends in merchandise returns. Amounts collected from members that under common trade practices are referred to as sales taxes are recorded on a net basis.

We evaluate whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor, subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by our members. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period.

Our Executive members qualify for a 2% reward (which can be redeemed only at Costco warehouses), up to a maximum of $500 per year, on qualified purchases made at Costco. We account for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. We employ a methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or issuer conditions deteriorate, we may incur future impairments.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method of accounting, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method of accounting and are stated using the first-in, first-out (FIFO) method. We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. We record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end. At the end of 2008, due to overall net inflationary trends, merchandise

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

inventories valued at LIFO were lower than the FIFO value, resulting in a $32 charge to merchandise costs. During 2009, due to overall deflationary trends, we recorded a $32 benefit to merchandise costs to adjust inventories valued at LIFO. At the end of 2010 and 2009, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

We provide for estimated inventory losses (shrink) between physical inventory counts as a percentage of net sales. The provision is adjusted periodically to reflect results of the actual physical inventory counts, which generally occur in the second and fourth quarters of the year.

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

Impairment of Long-Lived Assets and Warehouse Closing costs

We periodically evaluate our long-lived assets for indicators of impairment, such as a decision to relocate or close a warehouse facility. Our judgments are based on existing market and operational conditions. Future events could cause us to conclude that impairment factors exist, requiring a downward adjustment of these assets to their then-current fair market value.

We provide estimates for warehouse closing costs for leased and owned locations to be closed or relocated. A considerable amount of judgment is involved in determining any impairment or our net liability, particularly related to the estimated sales price of owned locations and the potential sublease income at leased locations. These estimates are based on real estate conditions in the markets and our experience in those markets. We make assumptions about the average period of time it would take to sublease the location and the amount of potential sublease income for each leased location. We reassess our liability each quarter and adjust our liability accordingly when our estimates change.

Insurance/Self Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

At the beginning of 2008, we adopted authoritative guidance related to uncertain tax positions, which sets out criteria for the use of judgment in assessing the timing and amounts of deductible and taxable items. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits associated with uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the positions will withstand challenge from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from fluctuations in interest and foreign currency exchange rates. We do not engage in speculative or leveraged transactions or hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified among money market funds, U.S. Government and Agency debt securities, Federal Deposit Insurance Corporation (FDIC) insured corporate notes, and corporate notes and bonds with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest rate securities. These securities are subject to changes in fair value due to interest rate fluctuations. A revised investment policy was approved in December 2007 by our Board of Directors, limiting future investments to direct U.S. Government and Government Agency obligations, repurchase agreements collateralized by U.S. Government and Government Agency obligations, and U.S. Government and Government Agency Money Market funds.

The investment policies of our subsidiaries are consistent with our primary objective to preserve principal and secondarily to generate yields. Our wholly-owned insurance subsidiary invests in U.S. Government and Government Agency obligations, corporate notes and bonds, and asset and mortgage-backed securities with a minimum overall portfolio average credit rating of AAA.

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

Because most of our investments in cash and cash equivalents are short-term, interest rate changes are not likely be material to our financial statements. Based on our overnight investments and bank balances within cash and cash equivalents at the end of 2010 and 2009, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $23 and $24 (pre-tax), respectively, to interest income on an annual basis. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.

The nature and amount of our long and short-term debt may vary as a result of future business requirements, market conditions and other factors. As of the end of 2010, our fixed-rate long-term debt included: $41 principal amount at maturity of 3.5% Zero Coupon Convertible Subordinated Notes carried at $32; $900 of 5.3% Senior Notes carried at $899; and $1,100 of 5.5% Senior Notes carried at $1,096, and additional notes totaling $78. Additionally, our variable rate long-term debt included a 0.35% over Yen Tibor (6-month) Term Loan of $35. Fluctuations in interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable rate debt. See

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (Continued)

Note 4 to the consolidated financial statements included in Part II, Item 8 of this Report for more information on our long and short-term debt.

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

As of August 29, 2010, and August 30, 2009, we held forward foreign exchange contracts with a notional amount of $225 and $183, respectively. At the end of 2010 and 2009, fair value assets of $1 and $2, respectively, and a fair value liabilities of $3 and $4, respectively, were recorded on our consolidated balance sheets. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 29, 2010 and August 30, 2009 would have decreased the fair value of the contracts by $23 and $18, respectively.

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

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 29, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 29, 2010.

/S/ JAMES D. SINEGAL

James D. Sinegal

Chief Executive Officer

/S/ RICHARD A. GALANTI

Richard A. Galanti

Executive Vice President

Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its annual meeting of stockholders to be held on January 27, 2011 (“Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board,” “Shareholder Communications to the Board,” “Meeting Attendance,” “Report of the Compensation Committee of the Board of Directors,” “Certain Relationships and Transactions” and “Report of the Audit Committee” in Costco’s Proxy Statement.

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Independent Public Accountants” in Costco’s Proxy Statement.

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

October 15, 2010

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JAMES D. SINEGAL	October 15, 2010
James D. Sinegal Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 15, 2010
Jeffrey H. Brotman Chairman of the Board

By	/s/ W. CRAIG JELINEK	October 15, 2010
W. Craig Jelinek President, Chief Operating Officer and Director

By	/s/ RICHARD A. GALANTI	October 15, 2010
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 15, 2010
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ BENJAMIN S. CARSON, SR., M.D.	October 15, 2010
Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 15, 2010
Susan L. Decker Director

By	/s/ RICHARD D. DICERCHIO	October 15, 2010
Richard D. DiCerchio Director

By	/S/ DANIEL J. EVANS	October 15, 2010
Daniel J. Evans Director

By	/S/ WILLIAM H. GATES	October 15, 2010
William H. Gates Director

By	/S/ HAMILTON E. JAMES	October 15, 2010
Hamilton E. James Director

By	/S/ RICHARD M. LIBENSON	October 15, 2010
Richard M. Libenson Director

By	/S/ JOHN W. MEISENBACH	October 15, 2010
John W. Meisenbach Director

By	/S/ CHARLES T. MUNGER	October 15, 2010
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 15, 2010
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 15, 2010
Jill S. Ruckelshaus Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 29, 2010 and August 30, 2009 and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the 52-week periods ended August 29, 2010, August 30, 2009, and August 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August 29, 2010 and August 30, 2009, and the results of their operations and their cash flows for the 52-week periods ended August 29, 2010, August 30, 2009, and August 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company changed its accounting policy for minority interests as required by Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation) effective August 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

October 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s internal control over financial reporting as of August 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 29, 2010 and August 30, 2009, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the 52-week periods ended August 29, 2010, August 30, 2009, and August 31, 2008, and our report dated October 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

October 15, 2010

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

	August 29, 2010	August 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,214	$3,157
Short-term investments	1,535	570
Receivables, net	884	834
Merchandise inventories	5,638	5,405
Deferred income taxes and other current assets	437	371

Total current assets	11,708	10,337

PROPERTY AND EQUIPMENT
Land	3,484	3,341
Buildings and improvements	9,096	8,453
Equipment and fixtures	3,513	3,265
Construction in progress	267	264

	16,360	15,323
Less accumulated depreciation and amortization	(5,046)	(4,423)

Net property and equipment	11,314	10,900

OTHER ASSETS	793	742

TOTAL ASSETS	$23,815	$21,979

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term borrowings	$26	$16
Accounts payable	5,947	5,450
Accrued salaries and benefits	1,571	1,418
Accrued sales and other taxes	322	302
Deferred membership fees	869	824
Current portion of long-term debt	0	80
Other current liabilities	1,328	1,191

Total current liabilities	10,063	9,281
LONG-TERM DEBT, excluding current portion	2,141	2,130
DEFERRED INCOME TAXES AND OTHER LIABILITIES	681	464

Total liabilities	12,885	11,875

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 433,510,000 and 435,974,000 shares issued and outstanding	2	2
Additional paid-in capital	4,115	3,811
Accumulated other comprehensive income	122	110
Retained earnings	6,590	6,101

Total Costco stockholders’ equity	10,829	10,024
Noncontrolling interests	101	80

Total equity	10,930	10,104

TOTAL LIABILITIES AND EQUITY	$23,815	$21,979

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

	52 weeks ended August 29, 2010	52 weeks ended August 30, 2009	52 weeks ended August 31, 2008
REVENUE
Net sales	$76,255	$69,889	$70,977
Membership fees	1,691	1,533	1,506

Total revenue	77,946	71,422	72,483
OPERATING EXPENSES
Merchandise costs	67,995	62,335	63,503
Selling, general and administrative	7,840	7,252	6,954
Preopening expenses	26	41	57
Provision for impaired assets and closing costs, net	8	17	0

Operating income	2,077	1,777	1,969
OTHER INCOME (EXPENSE)
Interest expense	(111)	(108)	(103)
Interest income and other, net	88	58	145

INCOME BEFORE INCOME TAXES	2,054	1,727	2,011
Provision for income taxes	731	628	716

Net income including noncontrolling interests	1,323	1,099	1,295
Net income attributable to noncontrolling interests	(20)	(13)	(12)

NET INCOME ATTRIBUTABLE TO COSTCO	$1,303	$1,086	$1,283

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.97	$2.50	$2.95

Diluted	$2.92	$2.47	$2.89

Shares used in calculation (000’s)
Basic	438,611	433,988	434,442
Diluted	445,970	440,454	444,240
Dividends per share	$0.77	$0.68	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 2, 2007	437,013	$2	$3,118	$374	$5,132	$8,626	$67	$8,693
Cumulative effect of adoption of guidance related to uncertain tax positions					(6)	(6)		(6)

Adjusted balance at September 2, 2007	437,013	2	3,118	374	5,126	8,620	67	8,687
Comprehensive Income:
Net income					1,283	1,283	12	1,295
Foreign currency translation adjustment and other				(90)		(90)	1	(89)
Tax benefit on translation gain in relation to earnings subject to repatriation				4		4	0	4

Comprehensive income						1,197	13	1,210
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	9,299	0	363			363		363
Conversion of convertible notes	13	0	0					0
Repurchase of common stock	(13,812)	0	(104)		(783)	(887)		(887)
Stock-based compensation			166			166		166
Cash dividends					(265)	(265)	0	(265)

BALANCE AT AUGUST 31, 2008	432,513	2	3,543	288	5,361	9,194	80	9,274
Comprehensive Income:
Net income					1,086	1,086	13	1,099
Unrealized gain on short-term investments, net of ($2) tax				3		3	0	3
Foreign currency translation adjustment and other				(181)		(181)	(4)	(185)

Comprehensive income						908	9	917
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	3,794	0	75			75		75
Conversion of convertible notes	562	0	19			19		19
Repurchase of common stock	(895)	0	(7)		(50)	(57)		(57)
Stock-based compensation			181			181		181
Cash dividends					(296)	(296)		(296)
Distribution to noncontrolling interest							(9)	(9)

BALANCE AT AUGUST 30, 2009	435,974	2	3,811	110	6,101	10,024	80	10,104
Comprehensive Income:
Net income					1,303	1,303	20	1,323
Unrealized gain on short-term investments, net of ($1) tax				3		3	0	3
Foreign currency translation adjustment and other				9		9	1	10

Comprehensive income						1,315	21	1,336
Stock options exercised and vesting of restricted stock units, including income tax benefits and other	7,461	0	205			205		205
Conversion of convertible notes	18	0	1			1		1
Repurchase of common stock	(9,943)	0	(92)		(476)	(568)		(568)
Stock-based compensation			190			190		190
Cash dividends					(338)	(338)		(338)

BALANCE AT AUGUST 29, 2010	433,510	$2	$4,115	$122	$6,590	$10,829	$101	$10,930

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	52 Weeks ended August 29, 2010	52 Weeks ended August 30, 2009	52 Weeks ended August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,323	$1,099	$1,295
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	795	728	653
Stock-based compensation	190	181	166
Undistributed equity earnings in joint ventures	(42)	(33)	(41)
Excess tax benefits on stock-based awards	(10)	(2)	(41)
Other non-cash items, net	2	46	4
Deferred income taxes	7	70	21
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	283	142	245
Increase in merchandise inventories	(213)	(394)	(192)
Increase in accounts payable	445	255	96

Net cash provided by operating activities	2,780	2,092	2,206

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $24, $20, and $21 of non-cash capital expenditures for 2010, 2009, and 2008, respectively	(1,055)	(1,250)	(1,599)
Proceeds from the sale of property and equipment	4	7	48
Purchases of short-term investments	(2,693)	(1,806)	(1,507)
Maturities of short-term investments	1,428	1,780	1,561
Sales of investments	309	183	165
Other investing items, net	(8)	(9)	(14)
Investments transferred from cash and cash equivalents	0	(6)	(371)

Net cash used in investing activities	(2,015)	(1,101)	(1,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	5	(22)	49
Repayments of short-term borrowings	(73)	(1,777)	(5,163)
Proceeds from short-term borrowings	81	1,669	5,250
Proceeds from issuance of long-term debt, net	0	0	103
Repayments of long-term debt	(84)	(6)	(69)
Cash dividend payments	(338)	(296)	(265)
Distribution to noncontrolling interests	0	(9)	0
Excess tax benefits on stock-based awards	10	2	41
Proceeds from stock-based awards, net	193	69	306
Repurchases of common stock	(551)	(69)	(895)
Other financing activities, net	38	0	0

Net cash used in financing activities	(719)	(439)	(643)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	(14)	(7)

Net increase (decrease) in cash and cash equivalents	57	538	(161)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,157	2,619	2,780

CASH AND CASH EQUIVALENTS END OF YEAR	$3,214	$3,157	$2,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $11, $8, and $16 interest capitalized in 2010, 2009, and 2008, respectively)	$110	$104	$106
Income taxes	$637	$565	$615
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$1	$19	$0
Property acquired under capital leases	$90	$72	$0
Unsettled repurchases of common stock	$17	$0	$12

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

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private label products in a wide range of merchandise categories in no-frills, self-service facilities. At August 29, 2010, Costco operated 540 warehouses in 40 states and Puerto Rico (416 locations), nine Canadian provinces (79 locations), the United Kingdom (22 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations) and Australia (one location), as well as 32 locations in Mexico, through a 50%-owned joint venture.

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to August 31. References to 2010, 2009, and 2008 relate to the 52-week fiscal years ended August 29, 2010, August 30, 2009, and August 31, 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. Additionally, as a result of the application of a new accounting pronouncement for noncontrolling interests in consolidated entities, as discussed below in Recently Adopted Accounting Pronouncements, the Company:

-

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

-

Reported as separate captions within our consolidated statements of income, net income including noncontrolling interests, net income attributable to noncontrolling interests and net income attributable to Costco;

-

Utilized net income including noncontrolling interests, as the starting point on our consolidated statements of cash flows in order to reconcile net income including noncontrolling interests to cash flows from operating activities; and

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

-	Reported separately within our consolidated statements of equity and comprehensive income, distributions and cumulative balances attributable to noncontrolling interests.

These reclassifications did not have a material impact on the Company’s previously reported consolidated financial statements.

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than one week. Credit and debit card receivables were $862 and $758 at the end of 2010 and 2009, respectively.

Short-term Investments

In general, short-term investments have a maturity of three months to five years at the date of purchase. Investments with maturities beyond five years may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

Receivables, net

Receivables consist of the following at the end of 2010 and 2009:

	2010	2009
Vendor receivables, and other	$448	$418
Reinsurance receivables	196	169
Other receivables	103	82
Third-party pharmacy receivables	75	73
Receivables from governmental entities	64	95
Allowance for doubtful accounts	(2)	(3)

Receivables, net	$884	$834

Vendor receivable balances are generally presented on a gross basis separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor.

Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The receivable balance represents amounts ceded through reinsurance arrangements, and are reflected on a gross basis, separate from the amounts assumed under reinsurance, which are presented on a gross basis within other current liabilities on the consolidated balance sheets.

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

At the end of 2008, due to overall net inflationary trends, merchandise inventories valued at LIFO were lower than the FIFO value, resulting in a $32 charge to merchandise costs. During 2009, due to overall net deflationary trends, the Company recorded a $32 benefit to merchandise costs to adjust inventories valued at LIFO. At the end of 2010 and 2009, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

	2010	2009
Merchandise inventories consist of:
United States (primarily LIFO)	$4,150	$4,080
Foreign (FIFO)	1,488	1,325

Total	$5,638	$5,405

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. In general, new building additions are separated into components, each with its own estimated useful life. Depreciation and amortization expense is computed using the straight-line method over estimated useful lives or the lease term, if shorter. Leasehold improvements incurred after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably assured at the date the leasehold improvement is made.

Estimated useful lives for financial reporting purposes are as follows:

Years

Buildings and improvements	5 - 50

Equipment and fixtures	3 - 20

Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life of an asset are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. When assets are retired or sold, the asset costs and related accumulated depreciation are eliminated, with any remaining gain or loss recorded.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment when management makes the decision to relocate or close a warehouse or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups to be held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the group’s net carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used as the excess of the carrying amount over the estimated fair value of the group. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or other valuation techniques. In 2010, 2009, and 2008, the Company recorded impairment charges of $2, $11, and $10, respectively. In 2009, the charge was primarily related to the closure of its two Costco Home locations in July 2009. In 2008, the charge was primarily related to an on-site relocation of a warehouse that was demolished, rebuilt, and reopened in early 2009.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Other Assets

Other assets consist of the following at the end of 2010 and 2009:

	2010	2009
Investment in Costco Mexico	$357	$319
Prepaid rents, lease costs, and long-term deposits	186	170
Goodwill, net	71	71
Cash surrender value of life insurance	65	73
Other	60	50
Notes receivable	54	56
Long-term investments	0	3

Other Assets	$793	$742

The Company's investments in Costco Mexico and in other unconsolidated joint ventures that are less than majority owned are accounted for under the equity method. The equity in earnings of Costco Mexico is included in interest income and other in the accompanying consolidated statements of income, and for 2010, 2009, and 2008, was $41, $32, and $41, respectively. The amount of retained earnings that represents undistributed earnings of Costco Mexico was $307 and $266 at the end of 2010 and 2009, respectively. The investments and equity in earnings of other unconsolidated joint ventures are not material. The Company did not make any capital contributions to its investment in Costco Mexico in 2010, 2009, or 2008.

Goodwill resulting from certain business combinations is reviewed for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period.

Notes receivable generally represent amounts due from cities over a number of years, representing incentive amounts granted to the Company when a new location was opened, or for the repayment of certain infrastructure initially paid for by the Company.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at the end of 2010 and 2009 are $617 and $611, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance program, to provide for potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability,

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2010 and 2009, these insurance liabilities of $541 and $500, respectively, were included in accounts payable, accrued salaries and benefits, and other current liabilities on the consolidated balance sheets, classified based on their nature.

The Company’s wholly-owned captive insurance subsidiary (the captive) receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party members. The member agreements and practices of the reinsurance program limit any participating members’ individual risk. Both revenues and costs are presented in selling, general and administrative expenses in the consolidated statements of income. Income statement adjustments related to the reinsurance program are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the annual agreement.

Other Current Liabilities

Other current liabilities consist of the following at the end of 2010 and 2009:

	2010	2009
2% reward liability	$522	$456
Insurance-related liabilities	263	241
Cash card liability	100	93
Other current liabilities	87	84
Tax-related liabilities	79	54
Sales and vendor consideration liabilities	77	68
Deferred sales	77	65
Sales return reserve	72	79
Interest payable	51	51

Other Current Liabilities	$1,328	$1,191

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $225 and $183 at the end of 2010 and 2009, respectively. These contracts do not contain any credit-risk-related contingent features.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company seeks to manage the counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year. See Note 3 for information on the fair value of these contracts.

The following table summarizes the amount of net gain or (loss) recognized in interest income and other, net in the accompanying consolidated statements of income:

	2010	2009	2008
Forward foreign exchange contracts	$1	$(5)	$6

The Company is exposed to fluctuations in energy prices, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for approximately 26% of its warehouses and other facilities in the U.S. and Canada. The Company also enters into variable-priced derivative contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts generally qualify for treatment as normal purchases or normal sales and require no mark-to-market adjustment.

Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in Costco Mexico, are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income. Revenues and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in interest income and other, net and were $13 in 2010 and not significant in 2009 or 2008.

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

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. As previously disclosed, effective with renewals occurring on and after March 1, 2009, the Company changed an element of its membership renewal policy. Memberships renewed within two months after expiration of the current membership year are extended for twelve months from the expiration date. (Under the previous policy, renewals within six months of the expiration date were extended for twelve months from the expiration date.) Memberships renewed more than two months after such expiration date are extended for twelve months from the renewal date. This change has had an immaterial effect of deferring recognition of certain membership fees paid by late-renewing members.

The Company’s Executive Members qualify for a 2% reward (up to a maximum of five hundred dollars per year on qualified purchases made at Costco), which can be redeemed at Costco warehouses. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The reduction in sales was $688, $610, and $571 in 2010, 2009, and 2008, respectively.

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

Marketing and Promotional Expenses

Costco's policy is generally to limit marketing and promotional expenses to new warehouse openings, occasional direct mail marketing to prospective new members and direct mail marketing programs to

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

existing members promoting selected merchandise. Marketing and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Stock-Based Compensation

Compensation expense for all stock-based awards granted is recognized using the straight-line method. The fair value of restricted stock units (RSUs) is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period. The fair value of stock options is measured using the Black-Scholes valuation model. While options and RSUs granted to employees generally vest over five years, all grants allow for either daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The historical experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because the estimate is inconsequential in light of historical experience and considering the awards vest on either a daily or quarterly basis. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally has been infrequent. Stock options have a ten-year term. Stock-based compensation expense is included in merchandise costs and selling, general and administrative expenses on the consolidated statements of income. See Note 7 for additional information on the Company’s stock-based compensation plans.

Preopening Expenses

Preopening expenses related to new warehouses, new regional offices and other startup operations are expensed as incurred.

Closing Costs

Warehouse closing costs incurred relate principally to the Company’s relocation of certain warehouses (that were not otherwise impaired) to larger and better-located facilities. The provisions for 2010, 2009, and 2008 included charges in the amounts indicated below:

	2010	2009	2008
Warehouse closing expenses	$6	$9	$9
Impairment of long-lived assets	2	8	10
Net gains on sale of real property	0	0	(19)

Total	$8	$17	$0

Warehouse closing expenses primarily relate to accelerated building depreciation based on the shortened useful life through the expected closing date and remaining lease obligations, net of estimated sublease income, for leased locations. At the end of 2010 and 2009, the Company’s reserve for warehouse closing costs was $5 and primarily related to estimated future lease obligations.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed rate debt.

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures, in its consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are:

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

Level 2 includes assets and liabilities where quoted market prices are unobservable but observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, could be obtained from data providers or pricing vendors. The Company’s Level 2 assets and liabilities primarily include United States (U.S.) government and agency securities, Federal Deposit Insurance Corporation (FDIC) insured corporate bonds, investments in corporate notes and bonds, asset and mortgage-backed securities, and forward foreign exchange contracts. Valuation methodologies are based on “consensus pricing,” using market prices from a variety of industry-standard independent data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data, for which the Company typically receives independent external valuation information.

Level 3 is comprised of significant unobservable inputs for valuations from the Company’s independent data and a primary pricing vendor that are also supported by little, infrequent, or no market activity. Management considers indicators of significant unobservable inputs such as the lengthening of maturities, later-than-scheduled payments, and any remaining individual securities that have otherwise matured, as indicators of Level 3. Assets and liabilities are considered Level 3 when their fair value

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

inputs are unobservable, unavailable or management concludes that even though there may be some observable inputs, an item should be classified as a Level 3 based on other indicators of significant unobservable inputs, such as situations involving limited market activity, where determination of fair value requires significant judgment or estimation. The Company utilizes the services of a primary pricing vendor, which does not provide access to their proprietary valuation models, inputs and assumptions. While the Company is not provided access to proprietary models of the vendor, the Company reviewed and contrasted pricing received with other pricing sources to ensure accuracy of each asset class for which prices are provided. The Company’s review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process that is continually performed for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. The Company believes that the prices received from the primary pricing vendor are representative of exit prices in accordance with authoritative guidance, and are classified appropriately in the fair value hierarchy.

Interest Income and Other, Net

Interest income and other, net includes:

	2010	2009	2008
Earnings of affiliates and other, net	$65	$31	$49
Interest income, net	23	27	96

Interest Income and Other, Net	$88	$58	$145

Other-Than-Temporary Impairment

The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest income and other, net in the consolidated financial statements. The Company generally only invests in debt securities.

Income Taxes

Effective September 3, 2007, the Company adopted authoritative guidance related to uncertain tax positions, which clarified the accounting for uncertainty in income taxes recognized in financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative impact of the initial adoption of this guidance was to decrease the beginning balance of retained earnings and to increase the Company’s liability for uncertain tax positions and related interest by a corresponding amount.

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 9 for additional information.

Net Income Attributable to Costco (Net Income) per Common Share

The computation of basic net income per share uses the weighted average number of shares that were outstanding during the period. The computation of diluted net income per share uses the weighted average number of shares in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise and vesting of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and restricted stock units and the “if converted” method for the convertible note securities.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 6 for additional information.

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on disclosure of subsequent events, eliminating the requirement to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The Company adopted this guidance in its second quarter of fiscal 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis (as opposed to a net basis) in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

reporting periods beginning after December 15, 2009, except for Level 3 (on a gross basis) reconciliation disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll-forward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification as the source of authoritative GAAP (other than guidance issued by the Securities Exchange Commission (SEC)) to be used in the preparation of financial statements. The Company adopted these requirements at the beginning of its fiscal year 2010, as reflected in the notes to the Company’s consolidated financial statements.

In February 2008, the FASB issued amended guidance surrounding the adoption of fair value measurements. The amendment allowed for an elected deferral of the adoption for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer adoption at the time of the amendment. The Company adopted the requirements for all nonfinancial assets and nonfinancial liabilities in its financial statements at the beginning of its fiscal year 2010. The adoption did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance that changed the accounting and reporting of noncontrolling interests in consolidated financial statements. This guidance requires noncontrolling interests to be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value, with any gain or loss recognized in net income. The Company adopted these new requirements at the beginning of its first quarter of fiscal 2010. In January 2010, the FASB issued additional guidance on this topic, which clarifies the types of transactions that should be accounted for as a decrease in ownership of a subsidiary. The Company retrospectively adopted these new requirements at the beginning of its first quarter of fiscal 2010, as required. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance on business combinations. This guidance retains the fundamental requirements of the acquisition method of accounting (formerly the purchase method) to account for all business combinations. However, it requires the reporting entity in a business combination to recognize all identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It establishes the acquisition-date fair value as the measurement objective, and requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. The Company is subject to these requirements as of the beginning of its fiscal year 2010 in the event of a business combination.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued amended guidance on revenue recognition for multiple-deliverable revenue arrangements. Under this guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling-price method. This guidance also prescribes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance at the beginning of its fiscal year 2011. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued amended guidance concerning whether variable interests constitute controlling financial interests. This guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company will adopt this guidance at the beginning of its fiscal year 2011. As a result of the adoption, the Company will begin consolidating its 50%-owned joint venture, Costco Mexico on a prospective basis. Costco Mexico operates 32 warehouses similar in format and merchandise offerings to Costco warehouses operated world-wide. Historically, the Company accounted for its interest in Costco Mexico under the equity method. Consolidation of Costco Mexico is expected to increase total assets, liabilities, and revenue by approximately 3%, with no impact on net income attributable to Costco.

Note 2—Investments

The major classes of the Company’s investments are as follows:

Money market mutual funds:

The Company invests in money funds that seek to maintain a net asset value of par, while limiting overall exposure to credit, market, and liquidity risks.

U.S. government and agency securities:

These U.S. government-secured debt instruments are publically traded and valued. Losses in this category are primarily due to market liquidity and interest rate reductions.

Corporate notes and bonds:

The Company evaluates its corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. The vast majority of the Company’s corporate debt securities are rated investment grade by the major rating agencies.

FDIC insured corporate bonds:

These bonds are guaranteed by the full faith and credit of the U.S. government under the FDIC’s Temporary Liquidity Guarantee Program. Losses in this category are primarily due to market liquidity and interest rate reductions.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

Asset and mortgage-backed securities:

The vast majority of the Company’s asset and mortgage-backed securities have investment grade credit ratings from the major rating agencies. These investments are collateralized by residential real estate credit, credit card receivables, commercial real estate, foreign mortgage receivables, and lease receivables. Estimates of fair value are based upon a variety of factors including, but not limited to, credit rating of the issuer, internal credit risk, interest rate variation, prepayment assumptions, and the potential for default.

Certificates of deposit:

Certificate of deposits are short-term interest-bearing debt instruments issued by various financial institutions with which the Company has an established banking relationship.

The Company’s investments at the end of 2010 and 2009, were as follows:

2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,222	$7	$0	$1,229
Corporate notes and bonds	10	1	0	11
FDIC insured corporate bonds	139	0	0	139
Asset and mortgage-backed securities	23	0	0	23

Total available-for-sale	1,394	8	0	1,402
Held-to-maturity:
Certificates of deposit	133			133

Total investments	$1,527	$8	$0	$1,535

2009:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
Money market mutual funds	$13	$0	$0	$13
U.S. government and agency securities	400	3	0	403
Corporate notes and bonds	49	1	(1)	49
Asset and mortgage-backed securities(1)	48	1	0	49

Total available-for-sale	510	5	(1)	514
Held-to-maturity:
Certificates of deposit	59			59

Total investments	$569	$5	$(1)	$573

(1)	At the end of 2009, $3 was recorded in other assets, reflecting the timing of the expected distributions.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

The proceeds and gross realized gains and losses from sales of available-for-sale securities during 2010, 2009, and 2008 are provided in the following table:

	2010	2009	2008
Proceeds	$309	$183	$165
Realized gains	5	5	2
Realized losses	1	2	0

In 2008, one of the Company’s enhanced money fund investments, Columbia Strategic Cash Portfolio Fund (Columbia), ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account and reclassified this fund from cash and cash equivalents to short-term investments and other assets on the consolidated balance sheets. The Company assessed the fair value of these securities through market quotations and review of current investment ratings, as available, coupled with an evaluation of the liquidation value of each investment and its current performance in meeting scheduled payments of principal and interest. During 2010, 2009, and 2008, the Company recognized $0, $12, and $5, respectively, of other-than-temporary impairment losses related to these securities, which were included in interest income and other, net in the accompanying consolidated statements of income. At the end of 2010, the Company no longer held any of these securities.

The maturities of available-for-sale and held-to-maturity securities at August 29, 2010 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$711	$712	$133	$133
Due after one year through five years	677	684	0	0
Due after five years	6	6	0	0

	$1,394	$1,402	$133	$133

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information at the end of 2010 and 2009, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

2010:	Level 1	Level 2	Level 3
Money market mutual funds(1)	$1,514	$0	$0
Investment in U.S. government and agency securities	0	1,229	0
Investment in corporate notes and bonds	0	11	0
Investment in FDIC insured corporate notes	0	139	0
Investment in asset and mortgage-backed securities	0	23	0
Forward foreign exchange contracts, in asset position(2)	0	1	0
Forward foreign exchange contracts, in (liability) position(2)	0	(3)	0

Total	$1,514	$1,400	$0

2009:	Level 1	Level 2	Level 3
Money market mutual funds(1)	$1,597	$0	$0
Investment in U.S. government and agency securities	0	403	0
Investment in corporate notes and bonds	0	35	14
Investment in asset and mortgage-backed securities	0	37	12
Forward foreign exchange contracts, in asset position(2)	0	2	0
Forward foreign exchange contracts, in (liability) position(2)	0	(4)	0

Total	$1,597	$473	$26

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 3—Fair Value Measurement (Continued)

The tables below provide a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2010 and 2009:

2010	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$14	$12	$26
Total realized and unrealized gains (losses):
Included in other comprehensive income	0	2	2
Purchases, issuances, and (settlements)	(14)	(14)	(28)

Balance, end of period	$0	$0	$0

2009	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$12	$6	$18
Total realized and unrealized gains (losses):
Included in other comprehensive income	0	3	3
Included in interest income and other, net	(4)	(6)	(10)
Purchases, issuances, and (settlements)	(17)	(23)	(40)
Net transfers in	23	32	55

Balance, end of period	$14	$12	$26

Change in unrealized (losses) included in interest income and other, net related to assets held as of August 30, 2009	$(4)	$(4)	$(8)

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during 2010. During 2009, the Company considered continuing indicators of significant unobservable inputs, such as the lengthening of maturities, later-than-scheduled payments, and any securities that have defaulted, as Level 3 inputs for valuation. This resulted in a transfer into Level 3 from Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

At the beginning of 2010, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2010 were immaterial.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt

Bank Credit Facilities and Commercial Paper Programs

The Company enters into various short-term bank credit facilities and commercial paper programs. At the end of 2010 and 2009, the total amount of credit under these facilities was $341 and $388, respectively, and the total amount outstanding was $26 and $16, respectively. The various credit facilities provide for applicable interest rates ranging from 0.61% to 3.63% in 2010 and 0.64% to 3.75% in 2009.

Short-Term Borrowings

The weighted average borrowings, maximum borrowings, and weighted average interest rate under all short-term borrowing arrangements were as follows for 2010 and 2009:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Year ended August 29, 2010
Bank borrowings:
Canada	$1	$1	2.75%
Japan	64	39	0.63
Bank overdraft facility:
United Kingdom	5	2	1.50

Year ended August 30, 2009
Bank borrowings:
Canada	$90	$64	2.80%
United Kingdom	31	23	1.72
Japan	29	22	0.93
Bank overdraft facility:
United Kingdom	20	4	1.64
Other:
United Kingdom Money Market Line Borrowing	31	13	4.47

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

Long-Term Debt

Long-term debt at the end of 2010 and 2009 consisted of the following:

	2010	2009
5.5% Senior Notes due March 2017	$1,096	$1,096
5.3% Senior Notes due March 2012	899	899
2.695% Promissory notes due October 2017	77	69
0.35% over Yen TIBOR (6-month) Term Loan due June 2018	35	32
3.5% Zero Coupon convertible subordinated notes due August 2017	32	32
0.92% Promissory notes due April 2010	0	43
0.88% Promissory notes due November 2009	0	32
Other long-term debt	2	7

Total long-term debt	2,141	2,210
Less current portion	0	80

Long-term debt, excluding current portion	$2,141	$2,130

In April 2010, the Company’s Japanese subsidiary paid the outstanding principal and interest balances related to the 0.92% promissory notes due April 2010, originally issued in April 2003. In November 2009, the Company’s Japanese subsidiary paid the outstanding principal and interest balances related to the 0.88% promissory notes due November 2009, originally issued in November 2002.

In June 2008, the Company’s Japanese subsidiary entered into a ten-year term loan with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.84% and 0.95% at the end of 2010 and 2009, respectively) on the outstanding balance. Interest is payable semi-annually in December and June and principal is due in June 2018.

In October 2007, the Company’s Japanese subsidiary issued promissory notes through a private placement, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The Company guarantees all of the promissory notes issued by its Japanese subsidiary.

In February 2007, the Company issued $900 of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2 and $1,100 of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $6 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The discount and issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes. The Company, at its option, may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes.

In August 1997, the Company sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 943,000 shares of Costco Common Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require the Company to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. The Company, at its option, may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 29, 2010, $859 in principal amount of Zero Coupon Notes had been converted by note holders to shares of Costco Common Stock, of which the principal converted during 2010, 2009 and 2008 is detailed in the table below:

	2010	2009	2008
Principal converted during period	$1	$25	$1
Principal converted, including the related debt discount	$1	$19	$0
Shares issued upon conversion (000’s)	18	562	13

The carrying value and estimated fair value of long-term debt, based on quoted market prices, consisted of the following at the end of 2010 and 2009:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
2017 Notes	$1,096	$1,295	$1,096	$1,213
2012 Notes	899	961	899	973
Zero Coupon Notes	32	51	32	44
Other long-term debt	114	122	183	185

Total	$2,141	$2,429	$2,210	$2,415

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2011	$0
2012	899
2013	0
2014	0
2015	0
Thereafter	1,242

Total	$2,141

Note 5—Leases

Operating Leases

The Company leases land and/or buildings at warehouses and certain other office and distribution facilities primarily under operating leases. These leases expire at various dates through 2049, with the exception of one lease in the Company’s United Kingdom subsidiary, which expires in 2151. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 5—Leases (Continued)

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

The aggregate rental expense and sublease income, related to certain of its operating lease arrangements, for 2010, 2009 and 2008 are as follows:

	Aggregate rental expense	Sublease income(1)
2010	$187	$10
2009	177	10
2008	167	10

(1)	Included in interest income and other

Capital Leases

The Company has entered into four capital leases for warehouse locations. Capital lease liabilities were recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments. These leases expire at various dates through 2040.

Gross assets recorded under these leases were $169 and $77, at the end of 2010 and 2009, respectively. These assets, net of accumulated amortization of $7 and $1 at the end of 2010 and 2009, respectively, are included in buildings and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is included in selling, general and administrative expenses.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 5—Leases (Continued)

Future minimum payments, net of sub-lease income of $173 for all years combined, during the next five fiscal years and thereafter under non-cancelable operating leases with terms of at least one year and capital leases, at the end of 2010, were as follows:

	Operating leases	Capital lease obligations
2011	$162	$10
2012	157	10
2013	155	10
2014	148	11
2015	134	11
Thereafter	1,572	256

Total	$2,328	308

Less: Amount representing interest		(139)

Net present value of minimum lease payment		169
Less: Current Installments(1)		(2)

Long-term capital lease obligations less current Installments(2)		$167

(1)	Included in other current liabilities.

(2)	Included in deferred income taxes and other liabilities.

Certain leases may require the Company to incur costs to return leased property to its original condition, such as the removal of gas tanks. The Company has recorded the estimated asset retirement obligations associated with these leases, which amounted to $26 and $24 at the end of 2010 and 2009, respectively.

Note 6—Stockholders’ Equity

Dividends

The Company’s current quarterly dividend rate is $0.205 per share.

Stock Repurchase Programs

The Company’s stock repurchase activity during 2010, 2009, and 2008 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2010	9,943	$57.14	$568
2009	895	63.84	57
2008	13,812	64.22	887

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 6—Stockholders’ Equity (Continued)

These amounts differ from the stock repurchase balances in the consolidated statements of cash flows to the extent that repurchases had not settled at the end of the fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Amounts remaining under stock repurchase authorizations of the Board of Directors at the end of 2010 are detailed below:

Date Authorized	Amount Authorized	Amount Repurchased	Amount Remaining
Prior to November 2007	$4,800	$4,800	$0
November 2007 (expires in November 2010)	1,000	566	434
July 2008 (expires in July 2011)	1,000	0	1,000

Total	$6,800	$5,366	$1,434

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

	2010	2009
Unrealized gains on short-term investments	$6	$3
Foreign currency translation adjustment and other	116	107

Accumulated other comprehensive income	$122	$110

Note 7—Stock-Based Compensation Plans

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans. Since the fourth quarter of fiscal 2006, the Company has granted RSUs in lieu of stock options under the Second Restated 2002 Plan. In July 2008 The Third Restated 2002 Plan was amended by the Board of Directors (Fourth Restated 2002 Plan). Under the Fourth Restated 2002 Plan, prospective grants of RSUs are subject, upon certain terminations of employment, to quarterly, as opposed to daily vesting. Previously awarded RSU grants continue to involve daily vesting upon certain terminations of employment. Additionally, employees who attain certain years of service with the Company will receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The first grant impacted by these amendments occurred in the first quarter of 2009. In the second quarter of 2010, the Fourth Restated 2002 Plan was amended following shareholder approval and is now referred to as the Fifth Restated 2002 Stock Incentive Plan (Fifth Restated 2002 Plan). The Fifth Restated 2002 Plan authorizes the issuance of an additional 18,000,000 shares (10,285,714 RSUs) of common stock for future grants in addition to grants currently authorized. Each share issued in respect of stock bonuses or stock units is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

Summary of Stock Option Activity

The following table summarizes stock option transactions during 2010:

	Number of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2009	18,742	$40.17
Exercised	(5,576)	41.74
Forfeited or expired	(4)	43.58

Outstanding at the end of 2010	13,162	$39.50	3.33	$220

Exercisable at the end of 2010	13,032	$39.43	3.31	$218

(1)	The difference between the original exercise price and market value of common stock at August 29, 2010.

The following is a summary of stock options outstanding at the end of 2010:

	Options Outstanding			Options Exercisable
Range of Prices	Number of Options (in 000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted- Average Exercise Price
$30.41–$37.35	5,785	2.68	$35.12	5,785	$35.12
$37.44–$43.00	1,866	1.61	39.29	1,866	39.29
$43.79–$43.79	4,658	4.59	43.79	4,658	43.79
$45.99–$52.50	853	4.59	46.20	723	46.15

	13,162	3.33	$39.50	13,032	$39.43

Options exercisable and the weighted average exercise price at the end of 2009 and 2008:

	2009	2008
Options exercisable (shares in 000’s)	16,588	15,735
Weighted average exercise price	$39.62	$39.14

The tax benefits realized and intrinsic value related to total stock options exercised during 2010, 2009, and 2008 are provided in the following table:

	2010	2009	2008
Actual tax benefit realized for stock options exercised	$34	$10	$86
Intrinsic value of stock options exercised(1)	$98	$27	$262

(1)	The difference between the original exercise price and market value of common stock measured at each individual exercise date.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

Employee Tax Consequences on Certain Stock Options

In 2010, the Company recorded a $24 benefit to selling, general and administrative expense related to a partial reversal of an expense related to mitigating potential adverse tax consequences to the Company’s Canadian employees, previously recorded in fiscal 2007.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting for employees that have attained twenty-five or more years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. At the end of 2010, 12,362,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

The following awards were outstanding at the end of 2010:

•	8,492,000 shares of time-based RSUs, which vest upon the achievement of continued employment over specified periods of time; and

•

761,000 performance-based RSUs, of which 305,000 will be formally granted to certain executive officers of the Company upon the official certification of the attainment of specified performance targets for 2010. Once formally granted, the restrictions lapse upon achievement of continued employment over specified periods of time.

The following table summarizes RSU transactions during 2010:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at the end of 2009	8,531	$54.60
Granted	3,419	55.94
Vested	(2,597)	54.15
Forfeited	(100)	54.71

Non-vested at the end of 2010	9,253	$55.22

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under the Company’s plans:

	2010	2009	2008
Restricted stock units	$171	$132	$97
Stock options	19	49	69

Total stock-based compensation expense before income taxes	190	181	166
Income tax benefit	(63)	(60)	(55)

Total stock-based compensation expense, net of income tax	$127	$121	$111

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

The remaining unrecognized compensation cost related to non-vested RSUs and stock options at the end of 2010, and the weighed-average period of time over which this cost will be recognized are as follows:

	Unrecognized Compensation Cost	Weighted Average Period of Time (in years)
RSUs	$359	3.1
Options	$1	0.1

Note 8—Retirement Plans

The Company has a 401(k) Retirement Plan that is available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferrals against which the Company matches 50% of the first one thousand dollars of employee contributions. In addition, the Company provides each eligible participant an annual discretionary contribution based on salary and years of service.

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

The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary. Certain other foreign operations have defined benefit and contribution plans that are not significant. Amounts expensed under all plans were $313, $287, and $272 for 2010, 2009, and 2008, respectively.

Note 9—Income Taxes

Income before income taxes is comprised of the following:

	2010	2009	2008
Domestic (including Puerto Rico)	$1,426	$1,426	$1,542
Foreign	628	301	469

Total	$2,054	$1,727	$2,011

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The provisions for income taxes for 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Federal:
Current	$445	$396	$470
Deferred	1	67	35

Total federal	446	463	505

State:
Current	79	66	84
Deferred	5	12	(7)

Total state	84	78	77

Foreign:
Current	200	94	138
Deferred	1	(7)	(4)

Total foreign	201	87	134

Total provision for income taxes	$731	$628	$716

Tax benefits associated with the exercise of employee stock options and other employee stock programs were allocated to equity attributable to Costco in the amount of $15, $2, and $62, in 2010, 2009, and 2008, respectively.

The reconciliation between the statutory tax rate and the effective rate for 2010, 2009, and 2008 is as follows:

	2010		2009		2008
Federal taxes at statutory rate	$718	35.0%	$604	35.0%	$704	35.0%
State taxes, net	56	2.7	48	2.8	51	2.5
Foreign taxes, net	(38)	(1.9)	(24)	(1.4)	(28)	(1.4)
Tax (provision) benefit on unremitted earnings	0	0	(1)	(0.1)	4	0.2
Other	(5)	(0.2)	1	0.1	(15)	(0.7)

Total	$731	35.6%	$628	36.4%	$716	35.6%

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The components of the deferred tax assets and liabilities are as follows:

	2010	2009
Equity compensation	$112	$117
Deferred income/membership fees	118	94
Accrued liabilities and reserves	392	408
Other	35	48

Total deferred tax assets	657	667

Property and equipment	414	403
Merchandise inventories	170	184

Total deferred tax liabilities	584	587

Net deferred tax assets	$73	$80

The deferred tax accounts at the end of 2010 and 2009 include current deferred income tax assets of $307 and $247 respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $10 and $7, respectively, included in other assets; and non-current deferred income tax liabilities of $244 and $174, respectively, included in deferred income taxes and other liabilities.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. affiliates, including its 50% owned investment in the Mexico corporate joint venture, aggregating $1,972 and $1,554 at the end of 2010 and 2009, respectively, as such earnings are deemed by the Company to be indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2010 and 2009 is as follows:

	2010	2009
Gross unrecognized tax benefit at beginning of year	$80	$98
Gross increases—current year tax positions	29	9
Gross increases—tax positions in prior years	4	6
Gross decreases—tax positions in prior years	(1)	(2)
Settlements	(27)	(31)
Lapse of statute of limitations	(2)	0

Gross unrecognized tax benefit at end of year	$83	$80

Included in the balance at the end of 2010, are $50 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $27 and $20 at the end of 2010 and 2009, respectively.

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense, which is consistent with the classification prior to the adoption of the guidance discussed in Note 1. The Company recognized $7 of income related to interest and penalties in 2010. Accrued interest and penalties are $9 and $20 at the end of 2010 and 2009, respectively.

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

The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2007. The Company is currently subject to examination in Canada for fiscal years 2006 to present and in California for fiscal years 2004 to present. No other examinations are believed to be material.

Note 10—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	2010	2009	2008
Net income available to common stockholders used in basic net income per common share	$1,303	$1,086	$1,283
Interest on convertible notes, net of tax	1	1	1

Net income available to common stockholders after assumed conversions of dilutive securities	$1,304	$1,087	$1,284

Weighted average number of common shares used in basic net income per common share	438,611	433,988	434,442
Stock options and RSUs	6,409	5,072	8,268
Conversion of convertible notes	950	1,394	1,530

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	445,970	440,454	444,240

Anti-dilutive stock options and RSUs	1,141	8,045	11

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

Cases purportedly brought as class actions on behalf of certain present and former Costco managers in California, in which plaintiffs principally allege that they have not been properly compensated for overtime work. Scott M. Williams v. Costco Wholesale Corp., United States District Court (San Diego), Case No. 02-CV-2003 NAJ (JFS); Greg Randall v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-296369. The parties in Randall agreed on a partial settlement of the action (resolving all claims except for the claim that the Company miscalculated pay), requiring a payment of up to $16 by the Company, which was substantially paid in the first quarter of fiscal 2010. The miscalculation claim from the Randall case was refiled as a separate action by stipulation, alleging that the Company miscalculated the rates of pay for all department and ancillary managers in California in violation of Labor Code Section 515(d). On October 2, 2009, the court granted the Company’s motion for summary judgment, and that ruling has been appealed. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805. In the Williams action, the parties have achieved a settlement. The settlement is immaterial to the Company’s consolidated financial statements.

On December 26, 2007, another putative class action was filed, also principally alleging denial of overtime compensation. The complaint alleges misclassification of certain California managers. On May 15, 2008, the court partially granted the Company’s motion to dismiss the complaint, dismissing certain claims and refusing to expand the statute of limitations for the remaining claims. An answer to the complaint was filed on May 27, 2008. Plaintiff’s class certification motion was denied, while a Fair Labor Standards Act (FLSA) collective action was conditionally certified for notice purposes only. The Company’s motion to decertify was granted on September 14, 2010. Jesse Drenckhahn v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-1408 FMC (JMJ).

A case purportedly brought as a class action on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time and that deny them statutorily guaranteed meal periods and rest breaks. The complaint was filed on October 2, 2008, and the Company’s motion to dismiss was partially granted. On February 1, 2010, the court denied plaintiff’s motion for class certification, and that ruling was appealed. The court granted summary judgment against the plaintiff on his individual claim on April 19, 2010. Plaintiff subsequently agreed to dismiss the action. Anthony Castaneda v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-399302. A similar purported class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, claiming denial of wages and false imprisonment during the post-closing procedures, when security measures allegedly cause employees to be locked in the warehouses. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. A similar purported class action was filed on November 20, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA.

A putative class action, filed on January 24, 2008, purportedly brought on behalf of two groups of former California employees: an “Unpaid Wage Class”; and a “Wage Statement Class.” The “Unpaid

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

Wage Class” alleges that the Company improperly deducts employee credit card balances from final paychecks, while the “Wage Statement Class” alleges that final paychecks do not contain the accurate and itemized information legally required for wage statements. On May 29, 2008, the court granted in part a motion to dismiss, dismissing with prejudice the wage itemization claims. On May 5, 2009, the court denied the Company’s motion for summary judgment. Plaintiff’s class certification motion was denied, while an FLSA collective action was conditionally certified for notice purposes only. Eighteen individuals filed consents to join the FLSA collective actions. Carrie Ward v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. CV08-02013 FMC (FFM).

On July 14, 2010, a putative class action was filed alleging that the Company unlawfully failed to pay overtime compensation, denied meal and rest breaks, failed to pay minimum wages, failed to provide accurate wage-itemization statements, and willfully failed to pay termination wages alleged resulting from misclassification of certain California department managers as exempt employees. On September 3, 2010, the Company removed the case to federal court. Manuel Medrano v. Costco Wholesale Corp., and Costco Wholesale Membership, Inc., United States District Court (Los Angeles), Case No. CV-10-6626-VBF-JCGx.

On July 23, 2010, a putative class action was filed against several defendants, including the Company, alleging that defendants unlawfully failed to pay overtime compensation, failed to provide accurate wage-itemization statements, failed to pay wages, denied meal and rest breaks, and failed to reimburse for uniforms and expenses. Plaintiffs are temporary promotion employees, known as “product ambassadors,” hired by various marketing companies (also named defendants), which contract with retailers such as the Company, to staff in-store demonstrations and promotional events. The complaint alleges that the Company is a “joint employer” of the plaintiffs. Bright v. Dennis Garberg & Assocs., Inc., et al., Los Angeles Superior Court, Case No. BC399563.

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

Class actions stated to have been brought on behalf of certain present and former Costco members:

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company has agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement. On August 13, 2010, the court denied plaintiffs’ motion for final approval of the settlement. The Company expects that a revised settlement will be submitted for court approval.

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Plaintiffs filed a consolidated complaint on July 18, 2008. With respect to the Company, plaintiffs seek to certify four classes of people who purchased Costco organic milk. Aurora has maintained that it has held and continues to hold valid organic certifications. The consolidated complaint seeks, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys' fees. On June 3, 2009, the district court entered an order dismissing with prejudice, among others, all claims against the Company. As a result of an appeal by the plaintiffs, on September 15, 2010, the court of appeals affirmed in part and reversed in part the rulings of the district court and remanded the matter for further proceedings.

The Company has been named as a defendant in a purported class action relating to sales of farm-raised salmon. Farm Raised Salmon Coordinated Proceedings, Los Angeles Superior Court Case No. JCCP No. 4329. The action alleges that the Company violated California law requiring farm-raised salmon to be labeled as “color added.” The complaint asserts violations of the California Unfair Com-

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

petition Law, the California Consumer Legal Remedies Act, and the California False Advertising Law, and negligent misrepresentation, and seeks restoration of money acquired by means of unfair competition or false advertising and compensatory damages in unspecified amounts, injunctive relief remedying the allegedly improper disclosures, and costs and attorneys’ fees. A California Superior Court ruling dismissing the action on the ground that federal law does not permit claims for mislabeling of farm-raised salmon to be asserted by private parties was reversed by the California Supreme Court. The Company has denied the material allegations of the complaint. Plaintiffs’ motion to certify a class is pending.

In Verzani, et ano., v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiffs allege claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and provides shrimp consistent with the disclosed weight. By orders dated July 29 and August 6, 2009, the court denied the preliminary injunction motion and dismissed the claim for breach of contract, and on July 21, 2010, the court of appeals summarily affirmed these rulings. On September 28, 2010, the district court denied the motion of one plaintiff to file an amended complaint.

In Kilano, et. ano, v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the Eastern District of Michigan), two members purport to represent a class of certain Michigan Executive level-members who received 2% rewards. Plaintiffs allege that the Company “guarantees” that the member will receive rewards of no less than the fifty dollar difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint.

Three shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleged, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company's shareholder-approved stock option plans. The complaint asserted claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The second

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and named as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleged that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserted claims under both state law and the federal securities laws and sought relief comparable to that sought in the state court action described above. Plaintiff further alleged that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleged, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it was further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleged that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The third action, Daniel Buckfire v. James D. Sinegal, et al., No. 2:09-cv-00893-TSZ (United States District Court for the Western District of Washington), was filed on or about June 29, 2009, and contains allegations substantially similar to those in the Pirelli action. On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint. That complaint is largely similar to previous filings, except that: it challenges additional grants (in 1995, 1996, and 2004) and alleges that additional federal securities law filings, including proxy statements and SEC Forms 10-K, Forms 10-Q and related officer certifications (generally from 1996 through and including 2008) were false and misleading for failure to adequately disclose circumstances surrounding grants of options; and now includes as defendants only the following individuals: James D. Sinegal, Richard A. Galanti, Jeffrey H. Brotman, Hamilton E. James, John W. Meisenbach, Jill S. Ruckelshaus, Charles T. Munger, Benjamin S. Carson, Sr., Richard D. DiCerchio, and David S. Petterson. On November 16, 2009, the defendants filed motions to dismiss the amended complaint on various grounds, including that plaintiffs failed properly to allege why a pre-suit demand had not been made on the board of directors. On September 20, 2010, a special committee of the Board of Directors of the Company approved an agreement in principle with the plaintiffs that would terminate the litigation. The agreement, which is subject among other things to federal district court approval, provides that the Company will pay an amount not to exceed $4.85 million in attorneys’ fees to plaintiffs’ counsel and will adopt or maintain certain governance, control and other process changes.

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

On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corp., et. al No. 37-2009-00099912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. Relief sought includes, among other things, requests for preliminary and permanent injunctive relief, civil penalties, costs and attorneys’ fees. On September 2, 2010, the court dismissed the complaint without prejudice. An amended complaint was filed on September 13, 2010.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 12—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The investment in the Mexico joint-venture is only included in total assets under United States Operations in the table below, as it is accounted for under the equity method and its operations are not consolidated in the Company’s financial statements. The material accounting policies of the segments are the same as those described in Note 1. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended August 29, 2010
Total revenue	$59,624	$12,051	$6,271	$77,946
Operating income	1,310	547	220	2,077
Depreciation and amortization	625	107	63	795
Capital expenditures, net	804	162	89	1,055
Property and equipment, net	8,709	1,474	1,131	11,314
Total assets	18,247	3,147	2,421	23,815
Total equity	7,784	1,752	1,394	10,930

Year Ended August 30, 2009
Total revenue	$56,548	$9,737	$5,137	$71,422
Operating income	1,273	354	150	1,777
Depreciation and amortization	589	90	49	728
Capital expenditures, net	904	135	211	1,250
Property and equipment, net	8,415	1,394	1,091	10,900
Total assets	17,228	2,641	2,110	21,979
Total equity	7,458	1,470	1,176	10,104

Year Ended August 31, 2008
Total revenue	$56,903	$10,528	$5,052	$72,483
Operating income	1,393	420	156	1,969
Depreciation and amortization	511	92	50	653
Capital expenditures, net	1,190	246	163	1,599
Property and equipment, net	8,016	1,371	968	10,355
Total assets	16,345	2,477	1,860	20,682
Total equity	6,882	1,292	1,100	9,274

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for 2010 and 2009.

	52 Weeks Ended August 29, 2010
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$16,922	$18,356	$17,385	$23,592	$76,255
Membership fees	377	386	395	533	1,691

Total revenue	17,299	18,742	17,780	24,125	77,946
OPERATING EXPENSES
Merchandise costs	15,081	16,396	15,494	21,024	67,995
Selling, general and administrative	1,777	1,873 (1)	1,789	2,401	7,840
Preopening expenses	11	3	3	9	26
Provision for impaired assets and closing costs, net	2	0	3	3	8

Operating income	428	470	491	688	2,077
OTHER INCOME (EXPENSE)
Interest expense	(24)	(26)	(27)	(34)	(111)
Interest income and other, net	18	30	10	30	88

INCOME BEFORE INCOME TAXES	422	474	474	684	2,054
Provision for income taxes	152	169	163	247	731

Net income including noncontrolling interests	270	305	311	437	1,323
Net income attributable to noncontrolling interests	(4)	(6)	(5)	(5)	(20)

NET INCOME ATTRIBUTABLE TO COSTCO	$266	$299	$306	$432	$1,303

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.61	$0.68	$0.69	$0.99	$2.97

Diluted	$0.60	$0.67	$0.68	$0.97	$2.92

Shares used in calculation (000’s)
Basic	437,173	439,786	440,973	437,071	438,611
Diluted	444,849	446,918	448,391	444,289	445,970
Dividends per share	$0.180	$0.180	$0.205	$0.205	$0.77

(1)	Includes a $22 charge related to a change in employee benefits whereby certain unused time off will now be paid annually to our employees.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 30, 2009
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$16,036	$16,488	$15,477	$21,888	$69,889
Membership fees	359	355	329 (2)	490	1,533

Total revenue	16,395	16,843	15,806	22,378	71,422
OPERATING EXPENSES
Merchandise costs	14,276	14,771	13,776	19,512	62,335
Selling, general and administrative	1,677	1,666	1,655	2,254	7,252
Preopening expenses	13	7	9	12	41
Provision for impaired assets and closing costs, net	7	1	7	2	17

Operating income	422	398	359	598	1,777
OTHER INCOME (EXPENSE)
Interest expense	(25)	(25)	(25)	(33)	(108)
Interest income and other, net	21	12	6	19	58

INCOME BEFORE INCOME TAXES	418	385	340	584	1,727
Provision for income taxes	152	142	128	206	628

Net income including noncontrolling interests	266	243	212	378	1,099
Net income attributable to noncontrolling interests	(3)	(4)	(2)	(4)	(13)

NET INCOME ATTRIBUTABLE TO COSTCO	$263	$239	$210	$374	$1,086

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.61	$0.55	$0.48	$0.86	$2.50

Diluted	$0.60	$0.55	$0.48	$0.85	$2.47

Shares used in calculation (000’s)
Basic	432,451	433,476	434,354	435,255	433,988
Diluted	440,533	439,688	439,997	441,699	440,454
Dividends per share	$0.160	$0.160	$0.180	$0.180	$0.68

(2)	Includes a $27 decrease to membership fees related to a litigation settlement concerning our membership renewal policy.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant(1)

3.2	Bylaws of the registrant(14)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of it’s long-term debt instruments

10.1*	Costco Wholesale Executive Health Plan(9)

10.1.1*	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan(3)

10.1.2*	Amendments to Stock Option Plan, 1995(4)

10.1.3*	Amendments to Stock Option Plan, 1997(5)

10.1.4*	Amendments to Stock Option Plan, 2000(2)

10.1.5*	Amendments to Stock Option Plan, 2002(6)

10.1.6*	Costco Wholesale Corporation 2002 Stock Incentive Plan(6)

10.1.7*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation(8)

10.1.8*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee(10)

10.1.9*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director(10)

10.1.10*	Amendment to Second Restated 2002 Stock Incentive Plan(11)

10.1.11*	Amendment to Second Restated 2002 Stock Incentive Plan(12)

10.1.12*	Fourth Restated 2002 Stock Incentive Plan(15)

10.1.13*	Fifth Restated 2002 Stock Incentive Plan(16)

10.2*	Form of Indemnification Agreement(7)

10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(4)

10.6.1*	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation

10.6.2*	Fiscal 2010 Executive Bonus Plan(13)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS**	XBRL Instance Document

Exhibit No.	Description

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.

**

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

1.	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.

2.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended September 3, 2000.

3.	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-4 of Price/Costco, Inc. (File No. 33-50359) dated September 22, 1993.

4.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Price/Costco, Inc. for the fiscal year ended September 3, 1995.

5.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Companies, Inc. for the fiscal year ended August 30, 1998.

6.	Incorporated by reference to the exhibits filed as part of the Registration Statement of Costco Wholesale Corporation on Form S-8 (File No. 333-82782) dated February 14, 2002.

7.	Incorporated by reference to Annex A to Schedule 14A of Costco Wholesale Corporation filed December 13, 1999.

8.	Incorporated by reference to the exhibits filed as part of the Registration Statement filed by Costco Wholesale Corporation on Form S-8 (File No. 333-129172) dated October 21, 2005.

9.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal first quarter ended November 20, 2005.

10.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal third quarter ended May 7, 2006.

11.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q of Costco Wholesale Corporation for the fiscal second quarter ended February 18, 2007.

12.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on January 31, 2008.

13.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on November 16, 2009.

14.	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 24, 2010.

15.	Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K of Costco Wholesale Corporation for the fiscal year ended August 31, 2008.

16.	Incorporated by reference to exhibits filed as part of the Quarterly Report on Form 10-Q filed by Costco Wholesale Corporation on March 17, 2010.