Form 10-Q
period 2010-11-21
COSTCO WHOLESALE CORP /NEW
filed 2010-12-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 21, 2010

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

The number of shares outstanding of the registrant’s common stock as of December 10, 2010 was 436,524,744.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	November 21, 2010	August 29, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,739	$3,214
Short-term investments	1,545	1,535
Receivables, net	985	884
Merchandise inventories	6,852	5,638
Deferred income taxes and other current assets	437	437

Total current assets	13,558	11,708

PROPERTY AND EQUIPMENT
Land	3,738	3,484
Buildings and improvements	9,723	9,096
Equipment and fixtures	3,756	3,513
Construction in progress	232	267

	17,449	16,360
Less accumulated depreciation and amortization	(5,430)	(5,046)

Net property and equipment	12,019	11,314

OTHER ASSETS	466	793

TOTAL ASSETS	$26,043	$23,815

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$24	$26
Accounts payable	7,205	5,947
Accrued salaries and benefits	1,575	1,571
Accrued sales and other taxes	343	322
Deferred membership fees	945	869
Other current liabilities	1,410	1,328

Total current liabilities	11,502	10,063
LONG-TERM DEBT, excluding current portion	2,143	2,141
DEFERRED INCOME TAXES AND OTHER LIABILITIES	691	681

Total liabilities	14,336	12,885

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 436,337,000 and 433,510,000 shares issued and outstanding	2	2
Additional paid-in capital	4,242	4,115
Accumulated other comprehensive income	270	122
Retained earnings	6,685	6,590

Total Costco stockholders’ equity	11,199	10,829
Noncontrolling interests	508	101

Total equity	11,707	10,930

TOTAL LIABILITIES AND EQUITY	$26,043	$23,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended
	November 21, 2010	November 22, 2009
REVENUE
Net sales	$18,823	$16,922
Membership fees	416	377

Total revenue	19,239	17,299
OPERATING EXPENSES
Merchandise costs	16,757	15,081
Selling, general and administrative	1,941	1,777
Preopening expenses	12	11
Provision for impaired assets and closing costs, net	4	2

Operating income	525	428
OTHER INCOME (EXPENSE)
Interest expense	(26)	(24)
Interest income and other, net	5	18

INCOME BEFORE INCOME TAXES	504	422
Provision for income taxes	172	152

Net income including noncontrolling interests	332	270
Net income attributable to noncontrolling interests	(20)	(4)

NET INCOME ATTRIBUTABLE TO COSTCO	$312	$266

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.72	$0.61

Diluted	$0.71	$0.60

Shares used in calculation (000’s)
Basic	434,099	437,173
Diluted	441,360	444,849
Dividends per share	$0.205	$0.180

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	12 Weeks Ended
	November 21, 2010	November 22, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$332	$270
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	191	184
Stock-based compensation	57	52
Undistributed equity earnings in joint ventures	0	(8)
Excess tax benefit on stock-based awards	(17)	(5)
Other non-cash items, net	5	(3)
Deferred income taxes	(5)	(2)
Changes in operating assets and liabilities, net of the initial consolidation of Costco Mexico at the beginning of fiscal 2011:
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	108	187
Increase in merchandise inventories	(912)	(795)
Increase in accounts payable	961	871

Net cash provided by operating activities	720	751

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $35 and $41 of non-cash capital expenditures in the first fiscal quarters of 2011 and 2010, respectively	(306)	(313)
Increase resulting from initial consolidation of Costco Mexico	165	0
Proceeds from the sale of property and equipment	7	1
Purchases of short-term investments	(719)	(334)
Maturities of short-term investments	479	308
Sales of investments	237	34
Other investing items, net	0	8

Net cash used in investing activities	(137)	(296)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	73	16
Repayments of short-term borrowings	(10)	(33)
Proceeds from short-term borrowings	8	46
Repayments of long-term debt	0	(35)
Cash dividend payments	(89)	(79)
Excess tax benefit on stock-based awards	17	5
Proceeds from stock-based awards, net	60	36
Repurchases of common stock	(145)	0
Other financing activities	(1)	39

Net cash used in financing activities	(87)	(5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	10

Net increase in cash and cash equivalents	525	460
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,214	3,157

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,739	$3,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $3 and $4 interest capitalized in the first fiscal quarters of 2011 and 2010, respectively)	$54	$53
Income taxes	$82	$41
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Unsettled repurchases of common stock	$5	$0
Property acquired under a capital lease	$0	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2010.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, and equity investments in which it exercises the right to direct the activities that most significantly impact the performance of the investee (“Costco” or the “Company”). The Company reports its noncontrolling interests in consolidated subsidiaries or equity investments as a component of equity separate from the Company’s equity. All material inter-company transactions between the Company and its consolidated subsidiaries or equity investments have been eliminated in consolidation.

In June 2009, the FASB issued amended guidance concerning whether variable interests constitute controlling financial interests. This guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company adopted this guidance on August 30, 2010 (at the beginning of its fiscal year 2011). As a result of the adoption, the Company determined that its 50%-owned joint venture, Costco Mexico, met the characteristics of a variable interest entity and that as the primary beneficiary the Company would consolidate Costco Mexico on a prospective basis beginning August 30, 2010, as allowed for under the authoritative guidance. Costco Mexico operates 32 warehouses similar to Costco warehouses operated elsewhere.

Historically, the Company accounted for its 50% interest in Costco Mexico under the equity method of accounting. The Company’s equity method investment in Costco Mexico included in other assets in the accompanying consolidated balance sheet as of August 29, 2010 totaled $357, which was derecognized as part of the initial consolidation of the joint venture on August 30, 2010 and noncontrolling interests included in total equity in the accompanying consolidated balance sheets increased $357. Total assets and liabilities increased by approximately 3% due to the consolidation of Costco Mexico. The consolidation of Costco Mexico has no impact on net income or net income per common share attributable to Costco (Net Income), which excludes noncontrolling interests in its operations in Mexico, Korea, and Taiwan.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills, self-service facilities. At November 21, 2010, Costco operated 580 warehouses in 40 U.S. states and Puerto Rico (423 locations), nine Canadian provinces (80 locations), Mexico (32 locations), the United Kingdom (22 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations), and Australia (one location).

Note 1—Summary of Significant Policies (Continued)

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2011 and 2010 relate to the 12-week fiscal quarters ended November 21, 2010 and November 22, 2009, respectively.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. At the end of the first quarter of 2011 and at fiscal year-end 2010, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business. The Company manages these fluctuations in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $216 and $225 at November 21, 2010 and August 29, 2010, respectively. These contracts do not contain any credit-risk-related contingent features.

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

The following table summarizes the amount of net gain or (loss) recognized in interest income and other, net in the accompanying condensed consolidated statements of income:

	Quarter Ended
	November 21, 2010	November 22, 2009
Forward foreign exchange contracts	$(2)	$0

Note 1—Summary of Significant Policies (Continued)

The Company is exposed to fluctuations in energy prices, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for approximately 28% of its warehouses and other facilities in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Fair Value of Financial Instruments

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet as disclosed in the Company’s Form 10-K for the fiscal year ended August 29, 2010.

Stock Repurchase Programs

Shares repurchased are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess of repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance on revenue recognition for multiple-deliverable revenue arrangements. Under this guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling-price method. This guidance also prescribes disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The guidance was effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company adopted this guidance at the beginning of its fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a

Note 1—Summary of Significant Policies (Continued)

gross basis (as opposed to a net basis) in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 (on a gross basis) reconciliation disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll-forward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Investments

The Company’s major classes of investments have not changed from the annual reporting period ended August 29, 2010. The Company’s investments at November 21, 2010, and August 29, 2010, were as follows:

November 21, 2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,176	$7	$0	$1,183
Corporate notes and bonds	9	1	0	10
FDIC insured corporate bonds	185	1	0	186
Asset and mortgage-backed securities	21	0	0	21

Total available-for-sale	1,391	9	0	1,400
Held-to-maturity:
Certificates of deposit	145			145

Total investments	$1,536	$9	$0	$1,545

August 29, 2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,222	$7	$0	$1,229
Corporate notes and bonds	10	1	0	11
FDIC insured corporate bonds	139	0	0	139
Asset and mortgage-backed securities	23	0	0	23

Total available-for-sale	1,394	8	0	1,402
Held-to-maturity:
Certificates of deposit	133			133

Total investments	$1,527	$8	$0	$1,535

The proceeds and gross realized gains and losses from sales of available-for-sale securities during the first quarter of 2011 and 2010 are provided in the following table:

	Quarter Ended
	November 21, 2010	November 22, 2009
Proceeds	$237	$34
Realized gains	$0	$2
Realized losses	$0	$0

Note 2—Investments (Continued)

At November 21, 2010, and August 29, 2010, the Company’s available-for-sale securities that were in continuous unrealized loss positions were insignificant.

The maturities of available-for-sale and held-to-maturity securities at November 21, 2010, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$515	$516	$145	$145
Due after one year through five years	868	875	0	0
Due after five years	8	9	0	0

	$1,391	$1,400	$145	$145

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of November 21, 2010 and August 29, 2010 regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company did not hold any Level 3 financial assets or liabilities.

November 21, 2010:	Level 1	Level 2
Money market mutual funds(1)	$1,525	$0
Investment in U.S. government and agency securities	0	1,183
Investment in corporate notes and bonds	0	10
Investment in FDIC insured corporate notes	0	186
Investment in asset and mortgage-backed securities	0	21
Forward foreign exchange contracts, in asset position(2)	0	1
Forward foreign exchange contracts, in (liability) position(2)	0	(5)

Total	$1,525	$1,396

August 29, 2010:	Level 1	Level 2
Money market mutual funds(1)	$1,514	$0
Investment in U.S. government and agency securities	0	1,229
Investment in corporate notes and bonds	0	11
Investment in FDIC insured corporate notes	0	139
Investment in asset and mortgage-backed securities	0	23
Forward foreign exchange contracts, in asset position(2)	0	1
Forward foreign exchange contracts, in (liability) position(2)	0	(3)

Total	$1,514	$1,400

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

Note 3—Fair Value Measurement (Continued)

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended November 22, 2009. There was no activity for the quarter ended November 21, 2010.

	Quarter Ended November 22, 2009
	Investment in corporate notes and bonds	Investment in asset and mortgage- backed securities	Total
Balance, beginning of period	$14	$12	$26
Total realized and unrealized gains (losses):
Included in interest income and other, net	0	2	2
Purchases, issuances, and (settlements)	(9)	(12)	(21)

Balance, end of period	$5	$2	$7

Change in unrealized gains (losses) included in interest income and other, net related to assets held as of November 22, 2009	$0	$0	$0

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during the first quarter of 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair market adjustments to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during the first quarter of 2011 were immaterial.

Note 4—Debt

During the first quarter of 2011 and 2010, a nominal amount of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 3,000 and 9,000 shares of common stock, respectively.

The carrying value and estimated fair value of long-term debt, based on quoted market prices, consisted of the following:

	November 21, 2010		August 29, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,096	$1,282	$1,096	$1,295
5.3% Senior Notes due March 2012	899	953	899	961
Zero Coupon Notes	33	61	32	51
Other long-term debt	115	123	114	122

Total	$2,143	$2,419	$2,141	$2,429

Note 5—Equity and Comprehensive Income (Loss)

Dividends

The Company’s current quarterly dividend rate is $0.205 per share.

Note 5—Equity and Comprehensive Income (Loss) (Continued)

Stock Repurchase Programs

The Company’s stock repurchase activity during the first quarter of 2011 and 2010 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2011	2,436	$61.71	$150
2010	0	$0	$0

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $989 at November 21, 2010. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries or equity investments in which the Company has a majority, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 29, 2010	$10,829	$101	$10,930
Initial consolidation of noncontrolling interest in Costco Mexico	0	357	357
Comprehensive income:
Unrealized gain on short-term investments, net of tax	1	0	1
Foreign currency translation adjustment and other	147	30	177
Net income	312	20	332

Total comprehensive income	460	50	510
Stock options exercised and vesting of restricted stock units (RSUs), including tax effects	92	0	92
Repurchase of common stock	(150)	0	(150)
Stock-based compensation	57	0	57
Cash dividends	(89)	0	(89)

Equity at November 21, 2010	$11,199	$508	$11,707

Note 5—Equity and Comprehensive Income (Loss) (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2009	$10,024	$80	$10,104
Comprehensive income:
Foreign currency translation adjustment and other	40	2	42
Net income	266	4	270

Total comprehensive income	306	6	312
Stock options exercised and vesting of RSUs, including tax effects	42	0	42
Stock-based compensation	52	0	52
Cash dividends	(79)	0	(79)

Equity at November 22, 2009	$10,345	$86	$10,431

Note 6—Stock-Based Compensation Plans

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first quarter of 2011:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 29, 2010	13,162	$39.50
Exercised	(3,118)	38.50
Forfeited or expired	0	0

Outstanding at November 21, 2010	10,044	$39.81	3.26	$269

Exercisable at November 21, 2010	10,044	$39.81	3.26	$269

(1)	The difference between the exercise price and market value of common stock at November 21, 2010.

The tax benefits realized and intrinsic value related to total stock options exercised during the first quarter of 2011 and 2010 are provided in the following table:

	Quarter Ended
	November 21, 2010	November 22, 2009
Actual tax benefit realized for stock options exercised	$29	$10
Intrinsic value of stock options exercised(1)	$81	$30

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting for employees that have attained twenty-five or more years of service with the Company. Recipients are not entitled to vote or

Note 6—Stock-Based Compensation Plans (Continued)

receive dividends on unvested shares. At November 21, 2010, 8,469,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

The following awards were outstanding at the end of the first quarter of 2011:

•	9,454,000 shares of time-based RSUs that vest upon the achievement of continued employment over specified periods of time;

•

422,000 performance-based RSUs granted to certain executive officers of the Company. The performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•	315,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2011. These awards are not included in the table below.

The following table summarizes RSU transactions during the quarter ended November 21, 2010:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 29, 2010	9,253	$55.22
Granted	3,629	61.08
Vested	(2,955)	55.69
Forfeited	(51)	55.43

Non-vested at November 21, 2010	9,876	$57.23

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation and the related tax benefits under the Company’s plans:

	Quarter Ended
	November 21, 2010	November 22, 2009
RSUs	$56	$44
Stock options	1	8

Total stock-based compensation expense before income taxes	57	52
Income tax benefit	(19)	(18)

Total stock-based compensation expense, net of income tax	$38	$34

The remaining unrecognized compensation cost related to non-vested RSUs at November 21, 2010, was $522 and the weighted-average period of time over which this cost will be recognized is 2.1 years.

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	Quarter Ended
	November 21, 2010	November 22, 2009
Net income available to common stockholders used in basic and diluted net income per common share	$312	$266

Weighted average number of common shares used in basic net income per common share	434,099	437,173
Stock options and RSUs	6,320	6,716
Conversion of convertible notes	941	960

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	441,360	444,849

Anti-dilutive stock options and RSUs	891	2,339

Note 8—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

A case purportedly brought as a class action on behalf of certain present and former Costco managers in California, in which plaintiff principally alleges that he has not been properly compensated for overtime work. On October 2, 2009, the court granted the Company’s motion for summary judgment, and that ruling has been appealed. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805.

A case purportedly brought as a class action was filed on May 15, 2009 on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. On December 14, 2010, the court certified two classes of hourly non-exempt employees subject to the Company’s closing lockdown procedures: one under California law for California non-union employees who were subject to the closing procedures between May 15, 2005 and October 1, 2009; and a nationwide class under federal law for full-time employees who were subject to the closing procedures between April 8, 2007 and October 1, 2009. A similar purported class action was filed on November 20, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA. On December 3, 2010, the court granted in part plaintiff’s motion for class certification; the class certified consists of people employed in Washington state warehouses from November 2006 through November 2009 who had clocked out and were detained during closing procedures without compensation.

On July 14, 2010, a putative class action was filed alleging that the Company unlawfully failed to pay overtime compensation, denied meal and rest breaks, failed to pay minimum wages, failed to provide accurate wage-itemization statements, and willfully failed to pay termination wages alleged resulting from misclassification of certain California department managers as exempt employees. On September 3, 2010, the Company removed the case to federal court. The court recently remanded the action, and the Company has appealed that decision. Manuel Medrano v. Costco Wholesale Corp., and Costco Wholesale Membership, Inc., United States District Court (Los Angeles), Case No. CV-10-6626-VBF-JCGx.

Note 8—Commitments and Contingencies (Continued)

On July 23, 2010, a putative class action was filed against several defendants, including the Company, alleging that defendants unlawfully failed to pay overtime compensation, failed to provide accurate wage-itemization statements, failed to pay wages, denied meal and rest breaks, and failed to reimburse for uniforms and expenses. Plaintiffs are temporary promotion employees, known as “product ambassadors,” hired by various marketing companies (also named defendants), which contract with retailers such as the Company, to staff in-store demonstrations and promotional events. The complaint alleges that the Company is a “joint employer” of the plaintiffs. On November 29, 2010, the parties filed a stipulated dismissal of the Company. Bright v. Dennis Garberg & Assocs., Inc., et al., Los Angeles Superior Court, Case No. BC399563.

Claims in these actions (other than Hawk) are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On May 11, 2007, the United States Court of Appeals for the Ninth Circuit granted a petition to hear the Company’s appeal of the certification. The appeal was argued on April 14, 2008. The Company continues to await a decision.

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

Note 8—Commitments and Contingencies (Continued)

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

The Company has been named as a defendant in two purported class actions relating to sales of organic milk. Hesse v. Costco Wholesale Corp., No. C07-1975 (W.D. Wash.); Snell v. Aurora Dairy Corp., et al., No. 07-CV-2449 (D. Col.). Both actions claim violations of the laws of various states, essentially alleging that milk provided to Costco by its supplier Aurora Dairy Corp. was improperly labeled “organic.” Plaintiffs filed a consolidated complaint on July 18, 2008. With respect to the Company, plaintiffs seek to certify four classes of people who purchased Costco organic milk. Aurora has maintained that it has held and continues to hold valid organic certifications. The consolidated complaint seeks, among other things, actual, compensatory, statutory, punitive and/or exemplary damages in unspecified amounts, as well as costs and attorneys’ fees. On June 3, 2009, the district court entered an order dismissing with prejudice, among others, all claims against the Company. As a result of an appeal by the plaintiffs, on September 15, 2010, the court of appeals affirmed in part and reversed in part the rulings of the district court and remanded the matter for further proceedings. Plaintiffs have filed amended complaints.

The Company has been named as a defendant in a purported class action relating to sales of farm-raised salmon. Farm Raised Salmon Coordinated Proceedings, Los Angeles Superior Court Case No. JCCP No. 4329. The action alleges that the Company violated California law requiring farm-raised salmon to be labeled as “color added.” The complaint asserts violations of the California Unfair Competition Law, the California Consumer Legal Remedies Act, and the California False Advertising Law, and negligent misrepresentation, and seeks restoration of money acquired by means of unfair competition or false advertising and compensatory damages in unspecified amounts, injunctive relief remedying the allegedly improper disclosures, and costs and attorneys’ fees. A California Superior Court ruling dismissing the action on the ground that federal law does not permit claims for mislabeling of farm-raised salmon to be asserted by private parties was reversed by the California Supreme Court. The Company has denied the material allegations of the complaint. Plaintiffs’ motion to certify a class was denied on November 16, 2010.

In Verzani, et ano., v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiffs allege claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and provides shrimp consistent with the disclosed weight. By orders dated July 29 and August 6, 2009, the court denied the preliminary injunction motion and dismissed the claim for breach of contract, and on July 21, 2010, the court of appeals summarily affirmed these rulings. On September 28, 2010, the district court denied the motion of one plaintiff to file an amended complaint. On December 1, this plaintiff filed a notice of appeal of this and other rulings.

In Kilano, et. ano, v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the Eastern District of Michigan), two members purport to represent a class of certain Michigan

Note 8—Commitments and Contingencies (Continued)

Executive level-members who received 2% rewards. Plaintiffs allege that the Company “guarantees” that the member will receive rewards of no less than the fifty dollar difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint. Plaintiffs have filed a motion for class certification.

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

Note 8—Commitments and Contingencies (Continued)

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

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. The State of Washington is conducting such examinations on its own behalf. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief.

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

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and through a 50%-owned joint-venture in Mexico. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2010, after considering newly adopted accounting pronouncements described elsewhere herein. As discussed in Note 1, the Company began consolidating Costco Mexico on August 30, 2010. For segment reporting, these operations are included as a component of other international operations for the twelve weeks ended November 21, 2010. Prior year amounts for Costco Mexico are only included in total assets under United States operations in the table below, representing the equity method investment in the joint venture, as it was previously accounted for under the equity method and its operations were not consolidated. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 21, 2010
Total revenue	$14,011	$3,037	$2,191	$19,239
Operating income	288	141	96	525
Depreciation and amortization	144	25	22	191
Capital expenditures, net	250	37	19	306
Property and equipment, net	8,775	1,540	1,704	12,019
Total assets	18,837	3,427	3,779	26,043
Total equity	7,472	1,906	2,329	11,707

Twelve Weeks Ended November 22, 2009
Total revenue	$13,221	$2,655	$1,423	$17,299
Operating income	266	112	50	428
Depreciation and amortization	144	25	15	184
Capital expenditures, net	243	50	20	313
Property and equipment, net	8,565	1,430	1,120	11,115
Total assets	18,362	2,866	2,250	23,478
Total equity	7,682	1,513	1,236	10,431

Year Ended August 29, 2010
Total revenue	$59,624	$12,051	$6,271	$77,946
Operating income	1,310	547	220	2,077
Depreciation and amortization	625	107	63	795
Capital expenditures, net	804	162	89	1,055
Property and equipment, net	8,709	1,474	1,131	11,314
Total assets	18,247	3,147	2,421	23,815
Total equity	7,784	1,752	1,394	10,930

Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the United States operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

Note 10—Subsequent Event

On December 10, 2010, the Company’s 50% joint venture partner in Costco Mexico, Controladora Comercial Mexicana (Comercial), emerged from reorganization proceedings in Mexico that had been initiated on October 9, 2008. Those proceedings did not include Costco Mexico. As part of the proceedings, the Company consented to Comercial’s pledging as collateral its 50% ownership interest in Costco Mexico, in exchange for an extension until 2030 of the Company’s contractual responsibility for executive, management and functional duties and operations of Costco Mexico and, among other things, obtaining control of the board of directors of Costco Mexico during the period of the pledge. These transactions are not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data)

Forward-looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the SEC. This management discussion should be read in conjunction with the management discussion included in our fiscal 2010 annual report on Form 10-K, previously filed with the SEC.

Overview

Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2011 and 2010 relate to the 12-week fiscal quarters ended November 21, 2010 and November 22, 2009, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets, and supercenters.

Key items for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 include:

•

Net sales increased 11.2% to $18,823, driven by a 7% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and sales at 21 new warehouses opened since the end of the fourth quarter of fiscal 2009. Net sales were positively impacted by the increases in the price of gasoline and by the strengthening of certain foreign currency exchange rates;

•	Membership fees increased 10.2% to $416, primarily due to new membership sign-ups and increased penetration of the higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 9 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 19 basis points;

•	Net income increased 17.4% to $312, or $0.71 per diluted share compared to $266, or $0.60 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.205 per share, which was paid in the first quarter of fiscal 2011;

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

•	We repurchased 2,436,000 shares of our common stock, at an average cost of $61.71 per share, totaling approximately $150; and

•

We began consolidating our 50% owned Mexico joint-venture (Costco Mexico) on a prospective basis at the beginning of fiscal 2011 due to the adoption of a new accounting standard. Costco Mexico’s results for the prior year were accounted for under the equity method and our 50% share was included in interest income and other. In the current year, results are fully consolidated and the joint venture partner’s 50% share is included in net income attributable to noncontrolling interests. The consolidation of Costco Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income attributable to Costco. See discussion in Note 1 of Part I, Item I of this Report.

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Although the first quarter of 2011 improved versus the prior year, adverse economic conditions negatively impacted spending by our customers during the first quarter of 2010 and 2011, and that negative impact may continue. Sales growth and our gross margin are also impacted by our competition, which is vigorous and widespread, including other warehouse clubs, discount, department, drug, variety and specialty stores, and supermarkets, as well as internet retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

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

Results of Operations

Net Sales

	Quarter Ended
	November 21, 2010	November 22, 2009
Net sales	$18,823	$16,922
Increase in comparable warehouse sales	7%	3%

Net Sales

Net sales increased $1,901 or 11.2% during the first quarter of 2011 compared to the first quarter of 2010. Excluding sales of Costco Mexico, the increase would have been 8.1%. An increase in comparable warehouse sales, sales at the 21 net new warehouses opened (22 opened, and one closed due to relocation) since the end of the fourth quarter of fiscal 2009 contributed to the increase.

Foreign currencies, primarily in Canada, strengthened against the U.S. dollar, which positively impacted net sales by approximately $195, or 115 basis points. Net sales were positively impacted by gasoline price increases by approximately $120, or 71 basis points, which resulted from an 8% increase in the average sales price per gallon.

Our sales results continue to be negatively impacted by general economic conditions, and those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales, including Costco Mexico for both this year and last year, increased 7% in the first quarter of 2011 and were positively impacted by increases in shopping frequency and in the average amount spent. The strengthening of foreign currencies, primarily in Canada, favorably impacted comparable sales by approximately $190, or 110 basis points. Gasoline price inflation positively impacted comparable sales results by approximately $119, or 69 basis points. Exclusive of these two items, the primary driver of the comparable sales growth was increased shopping frequency. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	Quarter Ended
	November 21, 2010	November 22, 2009
Membership fees	$416	$377
Membership fees as a percent of net sales	2.21%	2.23%
Total cardholders (000s)	61,000	56,000

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Membership fees increased 10.2% compared to the first quarter of 2010. Excluding membership fees from Costco Mexico, the increase would have been 8.1%. The increase was due to the higher penetration of our higher-fee Executive Membership program and the additional membership sign-ups at the 21 net new warehouses opened since the end of the fourth quarter of fiscal 2009. Our member renewal rate, currently at 88% in the U.S. and Canada, is consistent with recent years.

Gross Margin

	Quarter Ended
	November 21, 2010	November 22, 2009
Gross Margin	$2,066	$1,841
Gross margin as a percent of net sales	10.97%	10.88%

Gross margin, as a percent of net sales, increased nine basis points compared to the first quarter of 2010. Excluding Costco Mexico, the increase would have been six basis points. The core merchandise gross margin, including Mexico, when expressed as a percent of core merchandise sales and not total net sales, increased 22 basis points, with all categories showing increases. However, the increased sales penetration of the low margin gasoline business caused this increase to be 19 basis points when expressed as a percent of total net sales. Warehouse ancillary and other businesses gross margins decreased by nine basis points as a percent of total net sales, primarily due to our gasoline business. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive members negatively affected gross margin by one basis point.

Foreign currencies, primarily in Canada, strengthened against the U.S. dollar, which positively impacted gross margin for the first quarter of 2011 by approximately $24.

Selling, General and Administrative Expenses

	Quarter Ended
	November 21, 2010	November 22, 2009
Selling, general and administrative (SG&A) expenses	$1,941	$1,777
SG&A as a percent of net sales	10.31%	10.50%

SG&A expenses, as a percent of net sales, improved 19 basis points compared to the first quarter of 2010. Excluding Costco Mexico, the improvement would have been 12 basis points. Warehouse operating costs improved 17 basis points, primarily due to lower payroll percentages partially offset by higher employee benefit costs, particularly employee healthcare. Central administrative and stock-based compensation expenses as a percent of net sales positively impacted SG&A comparisons by one basis point each. SG&A expenses, as a percent of net sales, for the first quarter of 2011 were favorably impacted by approximately seven basis points due to higher sales in the quarter resulting from gasoline price inflation.

Foreign currencies, primarily in Canada, strengthened against the U.S. dollar, which negatively impacted SG&A for the first quarter of 2011 by approximately $17.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Preopening Expenses

	Quarter Ended
	November 21, 2010	November 22, 2009
Preopening expenses	$12	$11
Warehouse openings, including relocations	8	6

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, whether the opening is in an existing, new, or international market.

Provision for Impaired Assets and Closing Costs, Net

	Quarter Ended
	November 21, 2010	November 22, 2009
Warehouse closing expenses	$3	$2
Impairment of long-lived assets	1	—

Provision for impaired assets and closing costs, net	$4	$2

The provision primarily includes costs related to: impairment of long-lived assets; future lease obligations of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired.

Interest Expense

	Quarter Ended
	November 21, 2010	November 22, 2009
Interest expense	$26	$24

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007.

Interest Income and Other, Net

	Quarter Ended
	November 21, 2010	November 22, 2009
Interest income, net	$7	$7
Earnings of affiliates and other, net	(2)	11

Interest income and other, net	$5	$18

The decrease in earnings of affiliates and other is primarily due to the previously discussed change in the accounting treatment of Costco Mexico. See Overview at the beginning of Item 2.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Provision for Income Taxes

	Quarter Ended
	November 21, 2010	November 22, 2009
Income tax expense	$172	$152
Effective tax rate	34.2%	36.1%

The lower tax rate in the first quarter of 2011 is primarily attributable to the resolution of an uncertain tax position which resulted in a tax refund received by Costco Mexico.

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	November 21, 2010	August 29, 2010
Cash and cash equivalents	$3,739	$3,214
Short-term investments	1,545	1,535

Total	$5,284	$4,749

Our primary sources of liquidity are cash flows generated from warehouse operations and cash and cash equivalents and short-term investments balances, as stated in the table above. Of these balances, approximately $999 and $862 at November 21, 2010 and August 29, 2010, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal quarter or fiscal year, respectively.

Net cash provided by operating activities totaled $720 in the first quarter of 2011, compared to net cash provided by operating activities of $751 in the first quarter of 2010. This net decrease of $31 was primarily attributable to a $27 increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) and a $79 decrease from the change in other current operating assets and liabilities, which were offset by an increase in net income of $62.

Net cash used in investing activities totaled $137 in the first quarter of 2011 compared to $296 in the first quarter of 2010. This net decrease of $159 in cash used was primarily attributable to an increase of $165, representing the cash and cash equivalents on Costco Mexico’s balance sheet as of August 29, 2010. Costco Mexico was consolidated as of the beginning of fiscal 2011 due to the adoption of a new accounting standard. See Overview at the beginning of Item 2.

Net cash used in financing activities totaled $87 in the first quarter of 2011 compared to $5 in the first quarter of 2010, an increase of $82. This increase was primarily attributable to a $145 increase in cash used to repurchase Costco’s common stock in the first quarter of 2011 compared to no repurchases in the first quarter of 2010, which was partially offset by a $57 increase in the amount of bank checks outstanding.

The effect of exchange rate changes increased cash by $29 in the first quarter of 2011, compared to an increase of $10 in the first quarter of 2010, an increase of $19. This increase was primarily due to the strengthening of foreign currencies, primarily in Canada, during the first quarter of 2011.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Dividends

Our current quarterly cash dividend rate is $0.205 per share or $0.82 per share on an annualized basis. On October 7, 2010, our Board of Directors declared a quarterly cash dividend of $0.205 per share for shareholders of record on October 29, 2010. The dividend was paid on November 12, 2010.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,600 during fiscal 2011 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the first quarter of fiscal 2011, we spent approximately $306.

We opened eight new warehouses in the first quarter of 2011. Expansion plans for the remainder of fiscal 2011 are to open up to 21 additional new warehouses, including two relocations.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Bank Credit Facilities

			Credit Line Usage at November 21, 2010
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby LC	N/A	$22	$22	$—	$—	$—	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	11	—	39	N/A
Australia(1)	Guarantee Line	N/A	10	—	—	—	10	N/A
Canada(1)(3)	Multi- Purpose Line	N/A	29	17	—	—	12	2.29%
Japan(1)	Revolving Credit	March-11	42	—	—	12	30	0.58%
Japan(1)	Bank Guaranty	March-11	18	18	—	—	—	N/A
Japan(1)	Revolving Credit	February-11	42	—	—	12	30	0.58%
Japan(2)	Commercial LC	N/A	1	—	—	—	1	N/A
Korea(1)	Multi- Purpose Line	March-11	10	1	—	—	9	3.80%
Mexico	Commercial LC	October-11	3	—	—	—	3	N/A
Mexico(4)	Commercial LC	December-10	2	—	1	—	1	N/A
Taiwan	Multi- Purpose Line	January-11	23	8	—	—	15	2.63%
Taiwan	Multi- Purpose Line	July-11	16	3	—	—	13	2.69%
United Kingdom	Uncommitted Money Market Line	N/A	32	—	—	—	32	3.05%
United Kingdom	Uncommitted Overdraft Line	N/A	48	—	—	—	48	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	4	4	—	—	—	N/A
United Kingdom	Commercial LC	N/A	3	1	—	—	2	N/A

TOTAL			$355	$74	$12	$24	$245

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.
(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.
(4)	Subsequent to the end of the first quarter of 2011, this credit facility expired and the Company does not intend to renew it.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

We had credit facilities (for commercial and standby letters of credit) totaling $355 as of November 21, 2010. The outstanding commitments under these facilities at November 21, 2010, totaled $86, including $74 in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit.

Financing Activities

During the first quarter of 2011 and 2010, a nominal amount of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 3,000 and 9,000 shares of common stock, respectively.

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business. We manage these fluctuations, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The forward foreign exchange contracts are intended primarily to hedge U.S. dollar merchandise inventory expenditures. Currently, these instruments do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage the counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year. See Note 1 and Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, for additional information related to these contracts.

We are exposed to risks due to fluctuations in energy prices, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for approximately 28% of our warehouses and other facilities in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Stock Repurchase Programs

During the first quarter of 2011, we repurchased 2,436,000 shares of our common stock. at an average price of $61.71, totaling approximately $150. There was no stock repurchase activity in the first quarter of 2010. The remaining amount available for stock repurchases under the approved plans was $989 at November 21, 2010. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Finan-

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

cial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 29, 2010. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 29, 2010.

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

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August  29, 2010. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2011 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
August 30, 2010—September 26, 2010	1,181,040	$59.23	1,181,040	$1,364
September 27, 2010—October 24, 2010	430,244	63.40	430,244	1,337
October 25, 2010—November 21, 2010	825,000	64.38	825,000	989

Total first quarter	2,436,284	$61.71	2,436,284

(1)	Monthly information is presented by reference to our fiscal periods during the first quarter of fiscal 2011.
(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors: $1,000 was authorized in November 2007, $295 of which expired in November 2010, and $1,000 authorized in July 2008, which expires in July 2011.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(2)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.6.2*	Fiscal 2011 Executive Bonus Plan(3)

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.
(2)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 24, 2010.
(3)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on November 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 17, 2010	/S/ JAMES D. SINEGAL
James D. Sinegal Chief Executive Officer

Date: December 17, 2010	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer