Form 10-Q
period 2011-02-13
COSTCO WHOLESALE CORP /NEW
filed 2011-03-17
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 13, 2011

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

The number of shares outstanding of the issuer’s common stock as of March 4, 2011 was 436,859,609

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	February 13, 2011	August 29, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,355	$3,214
Short-term investments	2,024	1,535
Receivables, net	1,116	884
Merchandise inventories	6,127	5,638
Deferred income taxes and other current assets	516	437

Total current assets	13,138	11,708

PROPERTY AND EQUIPMENT
Land	3,779	3,484
Buildings and improvements	9,845	9,096
Equipment and fixtures	3,851	3,513
Construction in progress	247	267

	17,722	16,360
Less accumulated depreciation and amortization	(5,620)	(5,046)

Net property and equipment	12,102	11,314

OTHER ASSETS	476	793

TOTAL ASSETS	$25,716	$23,815

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1	$26
Accounts payable	5,970	5,947
Accrued salaries and benefits	1,746	1,571
Accrued sales and other taxes	363	322
Deferred membership fees	978	869
Other current liabilities	1,688	1,328

Total current liabilities	10,746	10,063
LONG-TERM DEBT, excluding current portion	2,144	2,141
DEFERRED INCOME TAXES AND OTHER LIABILITIES	702	681

Total liabilities	13,592	12,885

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 437,164,000 and 433,510,000 shares issued and outstanding	2	2
Additional paid-in capital	4,378	4,115
Accumulated other comprehensive income	340	122
Retained earnings	6,863	6,590

Total Costco stockholders’ equity	11,583	10,829
Noncontrolling interests	541	101

Total equity	12,124	10,930

TOTAL LIABILITIES AND EQUITY	$25,716	$23,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
REVENUE
Net sales	$20,449	$18,356	$39,272	$35,278
Membership fees	426	386	842	763

Total revenue	20,875	18,742	40,114	36,041
OPERATING EXPENSES
Merchandise costs	18,235	16,396	34,992	31,477
Selling, general and administrative	2,038	1,873	3,979	3,650
Preopening expenses	4	3	16	14
Provision for impaired assets and closing costs, net	2	0	6	2

Operating income	596	470	1,121	898
OTHER INCOME (EXPENSE)
Interest expense	(27)	(26)	(53)	(50)
Interest income and other, net	4	30	9	48

INCOME BEFORE INCOME TAXES	573	474	1,077	896
Provision for income taxes	204	169	376	321

Net income including noncontrolling interests	369	305	701	575
Net income attributable to noncontrolling interests	(21)	(6)	(41)	(10)

NET INCOME ATTRIBUTABLE TO COSTCO	$348	$299	$660	$565

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.80	$0.68	$1.52	$1.29

Diluted	$0.79	$0.67	$1.49	$1.27

Shares used in calculation (000’s)
Basic	436,682	439,786	435,385	438,475
Diluted	443,186	446,918	442,283	445,870
Dividends per share	$0.205	$0.18	$0.41	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	24 Weeks Ended
	February 13, 2011	February 14, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$701	$575
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	386	369
Stock-based compensation	109	100
Undistributed equity earnings in joint ventures	0	(22)
Excess tax benefits on stock-based awards	(28)	(6)
Other non-cash activities, net	9	(6)
Deferred income taxes	(6)	(3)
Changes in operating assets and liabilities, net of the initial consolidation of Costco Mexico at the beginning of fiscal 2011:
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	326	186
(Increase) decrease in merchandise inventories	(151)	63
Increase in accounts payable	100	104

Net cash provided by operating activities	1,446	1,360

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $50 and $54 of non-cash capital expenditures in the first half of fiscal 2011 and 2010, respectively	(540)	(506)
Increase resulting from initial consolidation of Costco Mexico	165	0
Proceeds from the sale of property and equipment	8	2
Purchases of short-term investments	(1,884)	(628)
Maturities of short-term investments	981	579
Sales of investments	414	45
Other investing activities, net	(5)	2

Net cash used in investing activities	(861)	(506)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(319)	76
Repayments of short-term borrowings	(33)	(51)
Proceeds from short-term borrowings	8	80
Repayments of long-term debt	0	(39)
Cash dividend payments	(89)	(79)
Excess tax benefits on stock-based awards	28	6
Proceeds from stock-based awards, net	141	86
Repurchases of common stock	(239)	(6)
Other financing activities, net	0	38

Net cash (used in) provided by financing activities	(503)	111

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	59	12

Net increase in cash and cash equivalents	141	977
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,214	3,157

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,355	$4,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $4 and $6 interest capitalized in the first half of fiscal 2011 and 2010, respectively)	$55	$53
Income taxes	$257	$294

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$90	$79
Property acquired under a capital lease	$0	$80
Unsettled repurchases of common stock	$6	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2010.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. Additionally, the Company consolidates entities in which it has made equity investments or has other interests through which it exercises the right to direct the activities that most significantly impact the entity’s performance (“Costco” or the “Company”). The Company reports its noncontrolling interests in consolidated subsidiaries and other entities as a component of equity separate from the Company’s equity. All material inter-company transactions between the Company and its consolidated subsidiaries and other entities have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance concerning whether variable interests constitute controlling financial interests. This guidance was effective for the first annual reporting period that begins after November 15, 2009. The Company adopted this guidance on August 30, 2010 (at the beginning of its fiscal year 2011). As a result of the adoption, the Company determined that its 50%-owned joint venture, Costco Mexico (Costco Mexico), met the characteristics of a variable interest entity and that as the primary beneficiary the Company would consolidate Costco Mexico on a prospective basis beginning August 30, 2010, as allowed for under the authoritative guidance. Costco operates 32 warehouses in Mexico in a consistent fashion to Costco warehouses operated elsewhere.

Historically, the Company accounted for its 50% interest in Costco Mexico under the equity method of accounting. The Company’s equity method investment in Costco Mexico included in other assets in the accompanying consolidated balance sheet as of August 29, 2010, totaled $357, which was derecognized as part of the initial consolidation of the joint venture on August 30, 2010. Total assets and liabilities increased by approximately 3% due to the consolidation of Costco Mexico and the 50% noncontrolling interest in Costco Mexico of $357 was recorded in total equity as a result of the initial consolidation. The consolidation of Costco Mexico has no impact on net income or net income per common share attributable to Costco (Net Income), which also excludes income attributable to noncontrolling interests in its operations in Mexico, Korea, and Taiwan.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills, self-service facilities. At February 13, 2011, Costco operated 581 warehouses in 40 U.S. states and Puerto Rico (424 locations), nine Canadian provinces (80 locations), Mexico (32 locations), the United Kingdom (22 locations), Japan (nine locations), Korea (seven locations), Taiwan (six locations), and Australia (one location).

Note 1—Summary of Significant Accounting Policies (Continued)

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2011 and 2010 relate to the 12-week fiscal quarters ended February 13, 2011 and February 14, 2010, respectively. References to the first half of 2011 and 2010 relate to the 24-weeks ended February 13, 2011 and February 14, 2010, respectively.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the expected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. At the end of the second quarter of 2011, due to net inflationary trends, merchandise inventories valued at LIFO were lower than the FIFO value, resulting in a $6 charge to merchandise costs. At fiscal year-end 2010, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business. The Company manages these fluctuations in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to hedge exposure to U.S. dollar merchandise inventory expenditures. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. The aggregate notional amount of forward foreign exchange contracts was $172 and $225 at February 13, 2011 and August 29, 2010, respectively. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage the counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year. See Note 3 for information on the fair value of open, unsettled forward foreign exchange contracts.

Note 1—Summary of Significant Accounting Policies (Continued)

The following table summarizes the amount of net unrealized gain or (loss) recognized in interest income and other, net in the accompanying condensed consolidated statements of income:

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Forward foreign exchange contracts	$1	$3	$(1)	$3

The Company is exposed to risks due to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for approximately 35% of its warehouses and other facilities in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

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

There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s Form 10-K for the fiscal year ended August 29, 2010.

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

Note 1—Summary of Significant Accounting Policies (Continued)

The Company adopted this guidance at the beginning of its fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Under Level 3 of the fair value measurement hierarchy, the guidance requires disclosure of information on purchases, sales, issuances and settlements on a gross basis (as opposed to a net basis) in the reconciliation of the assets and liabilities measured. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 (on a gross basis) reconciliation disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll-forward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 29, 2010, with the exception of a new category Federal Deposit Insurance Corporation (FDIC) insured deposits.

FDIC-insured deposit:

The Company has funds on deposit with financial institutions that are guaranteed by the full faith and credit of the U.S. government under the FDIC provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Note 2—Investments (Continued)

The Company’s investments at February 13, 2011 and August 29, 2010, were as follows:

February 13, 2011:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,115	$4	$(2)	$1,117
Corporate notes and bonds	9	1	0	10
FDIC-insured corporate bonds	210	0	0	210
Asset and mortgage-backed securities	17	0	0	17

Total available-for-sale	1,351	5	(2)	1,354

Held-to-maturity:
Certificates of deposit	170			170
FDIC-insured deposit	500			500

Total held-to-maturity	670			670

Total investments	$2,021	$5	$(2)	$2,024

August 29, 2010:
Available-for-sale:
U.S. government and agency securities	$1,222	$7	$0	$1,229
Corporate notes and bonds	10	1	0	11
FDIC-insured corporate bonds	139	0	0	139
Asset and mortgage-backed securities	23	0	0	23

Total available-for-sale	1,394	8	0	1,402

Held-to-maturity:
Certificates of deposit	133			133

Total investments	$1,527	$8	$0	$1,535

The proceeds and gross realized gains and losses from sales of available-for-sale securities during the second quarter and the first half of 2011 and 2010 are provided in the following table:

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Proceeds	$177	$11	$414	$45
Realized gains	0	1	0	3
Realized losses	0	(1)	0	(1)

As of February 13, 2011, the Company’s gross unrealized holding losses of $2 for investments held less than twelve months pertain to fixed income securities that were primarily affected by lower interest rates. As of August 29, 2010, the Company’s available-for-sale securities that were in continuous unrealized loss positions were insignificant.

The maturities of available-for-sale and held-to-maturity securities at February 13, 2011, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$601	$601	$670	$670
Due after one year through five years	744	747	0	0
Due after five years	6	6	0	0

	$1,351	$1,354	$670	$670

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of February 13, 2011, and August 29, 2010, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of Level 3 financial assets and liabilities was immaterial.

February 13, 2011:	Level 1	Level 2
Money market mutual funds(1)	$226	$0
Investment in U.S. government and agency securities	0	1,117
Investment in corporate notes and bonds	0	10
Investment in FDIC-insured corporate bonds	0	210
Investment in asset and mortgage-backed securities	0	17
Forward foreign exchange contracts, in asset position(2)	0	0
Forward foreign exchange contracts, in (liability) position(2)	0	(3)

Total	$226	$1,351

August 29, 2010:	Level 1	Level 2
Money market mutual funds(1)	$1,514	$0
Investment in U.S. government and agency securities	0	1,229
Investment in corporate notes and bonds	0	11
Investment in FDIC-insured corporate bonds	0	139
Investment in asset and mortgage-backed securities	0	23
Forward foreign exchange contracts, in asset position(2)	0	1
Forward foreign exchange contracts, in (liability) position(2)	0	(3)

Total	$1,514	$1,400

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

Note 3—Fair Value Measurement (Continued)

Changes in fair value, including net transfers, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the second quarter and first half of 2010 and 2011 were immaterial.

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during the second quarter and first half of 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair market adjustments to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during the second quarter and first half of 2011 were immaterial.

Note 4—Debt

During the second quarter and first half of 2011, a nominal amount of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 2,000 and 5,000 shares of common stock, respectively. During the second quarter and first half of 2010, $1 of the face value of the Company’s Zero Coupon Notes was converted by note holders into 5,000 and 14,000 shares of common stock, respectively.

The carrying value and estimated fair value of long-term debt, based on quoted market prices, consisted of the following:

	February 13, 2011		August 29, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,096	$1,238	$1,096	$1,295
5.3% Senior Notes due March 2012	899	946	899	961
Zero Coupon Notes	33	63	32	51
Other long-term debt	116	122	114	122

Total	$2,144	$2,369	$2,141	$2,429

Note 5—Equity and Comprehensive Income

Dividends

The Company’s current quarterly dividend rate is $0.205 per share.

Stock Repurchase Programs

The Company’s stock repurchase activity during the second quarter and first half of 2011 and 2010 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
Second quarter of 2011	1,315	$71.75	$95
First half of 2011	3,751	65.23	245

Second quarter of 2010	250	$58.89	$15
First half of 2010	250	58.89	15

Note 5—Equity and Comprehensive Income (Continued)

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $894 at February 13, 2011. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries or other entities in which the Company has control, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 29, 2010	$10,829	$101	$10,930
Initial consolidation of noncontrolling interest in Costco Mexico	0	357	357
Comprehensive income:
Foreign currency translation adjustment and other	221	42	263
Unrealized gain on short term investments, net of tax	(3)	0	(3)
Net income	660	41	701

Total comprehensive income	878	83	961
Stock options exercised and vesting of restricted stock units (RSUs), including tax effects	191	0	191
Repurchases of common stock	(245)	0	(245)
Stock-based compensation	109	0	109
Dividends	(179)	0	(179)

Equity at February 13, 2011	$11,583	$541	$12,124

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2009	$10,024	$80	$10,104
Comprehensive income:
Foreign currency translation adjustment and other	34	2	36
Unrealized gain on short term investments, net of tax	1	0	1
Net income	565	10	575

Total comprehensive income	600	12	612
Stock options exercised and vesting of RSUs, including tax effects	100	0	100
Repurchases of common stock	(15)	0	(15)
Stock-based compensation	100	0	100
Dividends	(158)	0	(158)

Equity at February 14, 2010	$10,651	$92	$10,743

Note 5—Equity and Comprehensive Income (Continued)

The following table shows components of total comprehensive income for the second quarter of 2011 and 2010:

	12 Weeks Ended
	February 13, 2011	February 14, 2010
Net income including noncontrolling interests	$369	$305
Unrealized (loss) gain on short-term investments, net of tax	(4)	1
Foreign currency translation adjustment and other	86	(6)

Comprehensive income	451	300
Comprehensive (income) attributable to noncontrolling interests	(33)	(6)

Comprehensive income attributable to Costco	$418	$294

Note 6—Stock-Based Compensation Plans

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first half of 2011:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 29, 2010	13,162	$39.50
Exercised	(5,255)	38.94

Outstanding and exercisable at February 13, 2011	7,907	$39.86	3.10	$278

(1)	The difference between the exercise price and market value of common stock at February 13, 2011.

The tax benefits realized and intrinsic value related to total stock options exercised during the first half of 2011 and 2010 are provided in the following table:

	24 Weeks Ended
	February 13, 2011	February 14, 2010
Actual tax benefit realized for stock options exercised	$52	$18
Intrinsic value of stock options exercised(1)	$151	$52

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At February 13, 2011, 8,505,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

Note 6—Stock-Based Compensation Plans (Continued)

The following awards were outstanding at the end of the first half of 2011:

•	9,412,000 shares of time-based RSUs that vest upon continued employment over specified periods of time;

•

422,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon continued employment over specified periods of time; and

•

315,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2011, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the performance targets will be achieved.

The following table summarizes RSU transactions during the first half of 2011:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 29, 2010	9,253	$55.22
Granted	3,971	60.80
Vested	(2,959)	55.69
Forfeited	(116)	55.17

Non-vested at February 13, 2011	10,149	$57.25

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
RSUs	$52	$41	$108	$85
Stock options	0	7	1	15

Total stock-based compensation expense before income taxes	52	48	109	100
Recognized income tax benefit	(16)	(15)	(35)	(33)

Total stock-based compensation expense, net of income taxes	$36	$33	$74	$67

The remaining unrecognized compensation cost related to non-vested RSUs at February 13, 2011, was $487 and the weighted-average period of time over which this cost will be recognized is 1.8 years.

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Net income available to common stockholders used in basic and diluted net income per common share	$348	$299	$660	$565

Weighted average number of common shares used in basic net income per common share	436,682	439,786	435,385	438,475
Stock options and RSUs	5,565	6,182	5,958	6,440
Conversion of convertible notes	939	950	940	955

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	443,186	446,918	442,283	445,870

Anti-dilutive stock options and RSUs	0	1,764	0	1,839

Note 8—Commitments And Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

A case purportedly brought as a class action on behalf of certain present and former Costco managers in California, in which plaintiff principally alleges that he has not been properly compensated for overtime work. On October 2, 2009, the court granted the Company’s motion for summary judgment, and on February 10, 2011, that ruling was affirmed on appeal. Terry Head v. Costco Wholesale Corp., Superior Court for the County of Los Angeles, Case No. BC-409805.

A class action was filed on May 15, 2009 on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. On December 14, 2010, the court certified two classes of hourly non-exempt employees subject to the Company’s closing lockdown procedures: one under California law for California non-union employees who were subject to the closing procedures between May 15, 2005, and October 1, 2009; and a nationwide class under federal law for full-time employees who were subject to the closing procedures between March 1, 2008, and October 1, 2009. A similar class action was filed on November 20, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA. On December 3, 2010, the court granted in part plaintiff’s motion for class certification; the class certified consists of people employed in Washington state warehouses from November 2006 through November 2009 who had clocked out and were detained during closing procedures without compensation. Trial has been scheduled for February 13, 2012.

On July 14, 2010, a putative class action was filed alleging that the Company unlawfully failed to pay overtime compensation, denied meal and rest breaks, failed to pay minimum wages, failed to provide accurate wage-itemization statements, and willfully failed to pay termination wages allegedly resulting

Note 8—Commitments And Contingencies (Continued)

from misclassification of certain California department managers as exempt employees. On September 3, 2010, the Company removed the case to federal court. The court remanded the action, and the Company’s petition to the Ninth Circuit for permission to appeal the remand order was denied. The case is now proceeding in state court. Manuel Medrano v. Costco Wholesale Corp., and Costco Wholesale Membership, Inc., Superior Court of California (Los Angeles), Case No. BC441597.

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

Class actions stated to have been brought on behalf of certain present and former Costco members:

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments

Note 8—Commitments And Contingencies (Continued)

to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement. On August 13, 2010, the court denied plaintiffs’ motion for final approval of the settlement. On February 3, 2011, a revised settlement agreement was submitted for court approval.

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

The Company has been named as a defendant in a purported class action relating to sales of farm-raised salmon. Farm Raised Salmon Coordinated Proceedings, Los Angeles Superior Court Case No. JCCP No. 4329. The action alleges that the Company violated California law requiring farm-raised salmon to be labeled as “color added.” The complaint asserts violations of the California Unfair Competition Law, the California Consumer Legal Remedies Act, and the California False Advertising Law, and negligent misrepresentation, and seeks restoration of money acquired by means of unfair competition or false advertising and compensatory damages in unspecified amounts, injunctive relief remedying the allegedly improper disclosures, and costs and attorneys’ fees. Plaintiffs’ motion to certify a class was denied on November 16, 2010. On January 5, 2011, the court approved a stipulation of the parties dismissing the action with prejudice.

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

In Kilano, et. ano, v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the Eastern District of Michigan), filed on April 12, 2010, a purported class action was filed on behalf of certain Michigan Executive level-members who received 2% rewards. Plaintiffs allege that the Company “guarantees” that the member will receive rewards of no less than the fifty dollar difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege viola-

Note 8—Commitments And Contingencies (Continued)

tions of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint. Plaintiffs filed a motion for class certification; subsequently one plaintiff was dismissed from the action by agreement of the parties. In Khang v. Costco Wholesale Corporation, No. SACV11-00311-JST (CWX) (United States District Court for the Central District Of California), filed February 23, 2011, plaintiff seeks to represent a nationwide class of all Costco Executive members in the United States who “were harmed by Defendant Costco’s failure to properly issue the promised rewards and benefits to its members.” He also seeks to represent a similar subclass of California-resident Executive members. Plaintiff asserts a breach of contract action on behalf of the nationwide class and California sub-class, and claims under Cal. Bus. & Prof. Code section 17200 and Cal. Civil Code section 1750 on behalf of the California subclass. He seeks injunctive relief, restitution, disgorgement, and attorneys’ fees.

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

Note 8—Commitments And Contingencies (Continued)

On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint. That complaint is largely similar to previous filings, except that: it challenges additional grants (in 1995, 1996, and 2004) and alleges that additional federal securities law filings, including proxy statements and SEC Forms 10-K, Forms 10-Q and related officer certifications (generally from 1996 through and including 2008) were false and misleading for failure to adequately disclose circumstances surrounding grants of options; and now includes as defendants only the following individuals: James D. Sinegal, Richard A. Galanti, Jeffrey H. Brotman, Hamilton E. James, John W. Meisenbach, Jill S. Ruckelshaus, Charles T. Munger, Benjamin S. Carson, Sr., Richard D. DiCerchio, and David S. Petterson. On November 16, 2009, the defendants filed motions to dismiss the amended complaint on various grounds, including that plaintiffs failed to properly allege why a pre-suit demand had not been made on the Board of Directors. On September 20, 2010, a special committee of the Board of Directors of the Company approved an agreement in principle with the plaintiffs that would terminate the litigation. The agreement, which is subject among other things to federal district court approval, provides that the Company will pay an amount not to exceed $4.85 million in attorneys’ fees to plaintiffs’ counsel and will adopt or maintain certain governance, control and other process changes. On December 20, 2010, the parties executed a stipulation of settlement, and on January 14, 2011, plaintiffs filed a motion for court approval of the settlement. On February 28, 2011, the court entered an order that preliminarily approved, subject to further consideration at a settlement hearing, the proposed settlement of the action involving, among other things, a dismissal of the consolidated derivative actions with prejudice. The settlement hearing is currently scheduled for June 10, 2011, at 1:30 p.m., to determine whether the terms and conditions of the settlement provided for in the stipulation are fair, reasonable, adequate and in the best interests of Costco and current Costco shareholders and to consider whether to enter a final judgment approving the settlement in its entirety. Any current record holders and beneficial owners of common stock of Costco as of December 20, 2010, may appear at the settlement hearing and attempt to show cause why the terms of the settlement should not be approved or why a judgment should not be entered thereon, provided, however, unless otherwise ordered by the Court, no current Company shareholder shall be heard or entitled to contest the approval of all or any of the terms and conditions of the settlement, or, if approved, the judgment to be entered thereon approving the same, unless that person has, at least fourteen days prior to the settlement hearing, filed with the Clerk of the Court and served on counsel of record (delivered by hand or sent by first-class mail, postmarked no later than May 24, 2011): (a) appropriate proof that such person was, as of December 20, 2010, a record or beneficial owner of Costco; and (b) written objections to the settlement, including the basis therefore, and copies of any papers and briefs in support thereof. In the second quarter of 2011, the Company recognized a charge to selling, general and administrative expenses in the amount of $4.85 million related to this proposed settlement.

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA is seeking records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company has responded to these allegations, is engaged in communications with the

Note 8—Commitments And Contingencies (Continued)

Department about these and additional allegations made by letter dated September 10, 2009, and has entered into tolling agreements. An Information Request dated January 14, 2008, has also been received concerning a warehouse in New Hampshire. Substantial penalties may be levied for violations of the Clean Air Act. In April 2008 the Company received an information request from the South Coast Air Quality Management District concerning certain locations in Southern California. The Company has responded to that request. The Company is cooperating with these inquiries and at this time cannot reasonably estimate any loss that might arise from these matters.

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

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. The State of Washington conducted such an examination on its own behalf and on February 4, 2011 issued an assessment. The Company filed suit on March 4, 2011, to contest the assessment.

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

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and the Costco Mexico joint venture. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2010, after considering newly adopted accounting pronouncements described elsewhere herein. As discussed in Note 1, the Company began consolidating Costco Mexico on August 30, 2010. For segment reporting, these operations are included as a component of other international operations for the twelve and the twenty four weeks ended February 13, 2011. Prior year amounts for Costco Mexico are only included in total assets under United States operations in the table below, representing the equity method investment in the joint venture, as it was previously accounted for under the equity method and its operations were not consolidated. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

Note 9—Segment Reporting (Continued)

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 13, 2011
Total revenue	$15,241	$3,220	$2,414	$20,875
Operating income	336	135	125	596
Depreciation and amortization	146	27	22	195
Capital expenditures, net	171	25	38	234
Twelve Weeks Ended February 14, 2010
Total revenue	$14,371	$2,835	$1,536	$18,742
Operating income	313	104	53	470
Depreciation and amortization	147	24	14	185
Capital expenditures, net	131	30	32	193
Twenty-Four Weeks Ended February 13, 2011
Total revenue	$29,252	$6,257	$4,605	$40,114
Operating income	624	276	221	1,121
Depreciation and amortization	290	52	44	386
Capital expenditures, net	421	62	57	540
Property and equipment, net	8,778	1,588	1,736	12,102
Total assets	18,531	3,376	3,809	25,716
Twenty-Four Weeks Ended February 14, 2010
Total revenue	$27,592	$5,490	$2,959	$36,041
Operating income	579	216	103	898
Depreciation and amortization	291	49	29	369
Capital expenditures, net	374	80	52	506
Property and equipment, net	8,543	1,455	1,107	11,105
Total assets	18,240	2,867	2,259	23,366
Year Ended August 29, 2010
Total revenue	$59,624	$12,051	$6,271	$77,946
Operating income	1,310	547	220	2,077
Depreciation and amortization	625	107	63	795
Capital expenditures, net	804	162	89	1,055
Property and equipment, net	8,709	1,474	1,131	11,314
Total assets	18,247	3,147	2,421	23,815

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

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), energy, and certain commodities, geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the SEC. This management discussion should be read in conjunction with the management discussion included in our fiscal 2010 annual report on Form 10-K, previously filed with the SEC.

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

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Although the first half of 2011 improved versus the prior year, adverse economic conditions negatively impacted spending by our customers during the first half of 2010 and 2011, and that negative impact may continue. Sales growth and our gross margin are also impacted by our competition, which is vigorous and widespread, including other warehouse clubs, discount, department, drug, variety and specialty stores, and supermarkets, as well as internet retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

We also achieve sales growth by opening new warehouses and relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth (including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouse when openings occur in existing markets) are ameliorated. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

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

Key items for the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 include:

•

Net sales increased 11.4% to $20,449, driven by a 7% increase in comparable sales (sales in warehouses open for at least one year, including relocated warehouses) and sales at 15 net new warehouses opened since the end of the second quarter of fiscal 2010. Net sales were favorably impacted by increases in the price of gasoline and by certain foreign currency exchange rates;

•	Membership fees increased 10.4% to $426, primarily due to the increased penetration of the higher-fee Executive Membership program and new membership sign-ups;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 15 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 24 basis points;

•	Net income increased 16.4% to $348, or $0.79 per diluted share compared to $299, or $0.67 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.205 per share; and

•	We repurchased 1,315,000 shares of our common stock, at an average cost of $71.75 per share, totaling approximately $95.

Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2011 and 2010 relate to the 12-week fiscal quarters ended February 13, 2011 and February 14, 2010, respectively. References to the first half of 2011 and 2010 relate to the 24-weeks ended February 13, 2011 and February 14, 2010, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

At the beginning of fiscal 2011, we began consolidating our 50% owned Mexico joint-venture (Costco Mexico or Mexico) on a prospective basis due to the adoption of a new accounting standard. Costco Mexico’s results for the prior year were accounted for under the equity method and our 50% share was included in interest income and other. In the current year, results are fully consolidated and the joint venture partner’s 50% share is included in net income attributable to noncontrolling interests. The consolidation of Costco Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income attributable to Costco. See discussion in Note 1 of Part I, Item I of this Report.

Results of Operations

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Net sales	$20,449	$18,356	$39,272	$35,278
Increase in comparable warehouse sales	7%	9%	7%	6%

Net Sales

Net sales increased $2,093 or 11.4% during the second quarter of 2011 compared to the second quarter of 2010. Excluding sales of Costco Mexico, the increase would have been 8%. The increase in net sales is primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 15 net new warehouses (16 opened, and one closed due to relocation) since the end of the second quarter of 2010.

Net sales increased $3,994 or 11.3% during the first half of 2011 compared to the first half of 2010. Excluding sales of Costco Mexico, the increase would have been 8%. The increase in net sales is primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 15 net new warehouses opened (16 opened, and one closed due to relocation) since the end of the second quarter of 2010.

Foreign currencies strengthened against the U.S. dollar, which positively impacted net sales during the second quarter and first half of 2011 by approximately $237, or 129 basis points, and $428, or 121 basis points, respectively. Net sales were positively impacted by gasoline price increases during the second quarter and first half of 2011 by approximately $244, or 133 basis points, and $364, or 103 basis points, respectively, which resulted from a 16% and 12% increase in the average sales price per gallon, respectively.

Our sales results continue to be negatively impacted by general economic conditions, and those conditions may continue to have a significant adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales, including Costco Mexico for both this year and last year, increased 7% in the second quarter and first half of 2011 and were positively impacted by increases in shopping frequency and

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

in the average amount spent. The strengthening of foreign currencies favorably impacted comparable sales by approximately $229, or 121 basis points, and $418, or 116 basis points, in the second quarter and first half of 2011, respectively. Gasoline price inflation positively impacted comparable sales results by approximately $242, or 132 basis points, and $360, or 102 basis points, in the second quarter and first half of 2011, respectively. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Membership fees	$426	$386	$842	$763
Membership fees as a percent of net sales	2.08%	2.10%	2.14%	2.16%
Total cardholders (000’s)	62,000	56,900	62,000	56,900

Membership fees increased 10.4% and 10.3% in the second quarter and first half of 2011, respectively. Excluding membership fees from Costco Mexico, the increase would have been 8.3% and 8.2% in the second quarter and first half of 2011, respectively. These increases were due to the higher penetration of our higher-fee Executive Membership program and the additional membership sign-ups at the 15 net new warehouses opened since the end of the second quarter of 2010. Our member renewal rates are consistent with recent years, currently at 89% in the U.S. and Canada, and approximately 86% on a worldwide basis.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Gross margin	$2,214	$1,960	$4,280	$3,801
Gross margin as a percent of net sales	10.83%	10.68%	10.90%	10.77%

Gross margin, as a percent of net sales, increased 15 basis points compared to the second quarter of 2010. Gross margin for core merchandise sales (food and sundries, hardlines, softlines, and fresh foods) when expressed as a percent of core merchandise sales rather than total net sales, increased 46 basis points, with all categories showing increases except fresh foods. The increased sales penetration of the lower-margin gasoline business, however, caused this increase to be 24 basis points when expressed as a percent of total net sales. Warehouse ancillary and other businesses gross margins decreased by five basis points as a percent of total net sales, primarily due to our gasoline business. In addition, the gross margin comparison was negatively impacted by $6 or three basis points due to a LIFO charge recorded in the second quarter of 2011. Increased Executive Membership penetration and spending by existing Executive Members increased the related two-percent reward, which negatively affected gross margin by one basis point.

Gross margin, as a percent of net sales, increased 13 basis points compared to the first half of 2010. The core merchandise gross margin when expressed as a percent of core merchandise sales rather than total net sales, increased 37 basis points, with all categories showing increases. The increased sales penetration of the lower-margin gasoline business, however, caused this increase to be 22 basis

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

points when expressed as a percent of total net sales. Warehouse ancillary and other businesses gross margins decreased by six basis points as a percent of total net sales, primarily due to our gasoline business. The previously discussed LIFO adjustment negatively impacted gross margin comparison by $6 or two basis points. Increased Executive Membership penetration and spending by existing Executive Members increased the related two-percent reward, which negatively affected gross margin by one basis point.

Excluding Costco Mexico, the gross margin increase would have been nine and eight basis points for the second quarter and first half of 2011, respectively.

Foreign currencies strengthened against the U.S. dollar, which positively impacted gross margin by approximately $29 and $52 for the second quarter and the first half of 2011, respectively.

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Selling, general and administrative (SG&A) expenses	$2,038	$1,873	$3,979	$3,650
SG&A as a percent of net sales	9.96%	10.20%	10.13%	10.35%

SG&A expenses, as a percent of net sales, decreased 24 basis points compared to the second quarter of 2010. This decrease was attributable to the following: 12 basis points related to the effect of gasoline price inflation on net sales; 12 basis points related to a $22 charge in the second quarter of 2010 resulting from a one-time change in employee benefits; and 11 basis points related to the consolidation of Costco Mexico which, compared to the other consolidated operating segments, has lower SG&A expenses as a percent of its own net sales. Excluding these items, SG&A expense comparisons would have been higher by 11 basis points, primarily related to healthcare and other employee benefit costs outpacing the increase in net sales, a condition that is expected to continue. In addition, a negative impact of two basis points resulted from a non-recurring charge for a legal settlement (see Note 8 Commitments and Contingencies in Part I, Item 1 of this report).

SG&A expenses, as a percent of net sales, decreased 22 basis points compared to the first half of 2010. This decrease was attributable to the following: 10 basis points related to the effect of gasoline price inflation on net sales; seven basis points related to the one-time employee benefits charge discussed above; and nine basis points related to the consolidation of Costco Mexico stated above. Excluding these items, SG&A expense comparisons would have been higher by four basis points, primarily related to healthcare and other employee benefit costs outpacing the increase in net sales, a condition that is expected to continue. In addition, a negative impact of one basis point resulted from the previously discussed legal settlement (see Note 8 Commitments and Contingencies in Part I, Item 1 of this report).

Foreign currencies strengthened against the U.S. dollar, which negatively impacted SG&A expenses by approximately $21 and $38 for the second quarter and the first half of 2011, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Preopening expenses	$4	$3	$16	$14
Warehouse openings, including relocations	2	2	10	8

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Warehouse closing expenses	$2	$—	$5	$2
Impairment of long-lived assets	—	—	1	—

Provision for impaired assets & closing costs, net	$2	$—	$6	$2

This provision primarily includes costs related to: impairment of long-lived assets; future lease obligations, including contract termination costs, of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Interest expense	$27	$26	$53	$50

Interest expense incurred primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007.

Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Interest income	$9	$4	$16	$11
Earnings of affiliates and other, net	(5)	26	(7)	37

Interest income and other, net	$4	$30	$9	$48

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

The increase in interest income, both quarter-over-quarter and year-over-year, is attributable to increases in our cash and cash equivalents, including short-term investments, and slightly higher interest rates. The decrease in earnings of affiliates and other, net is primarily due to the previously discussed change in the accounting treatment of Costco Mexico (see Overview at the beginning of Item 2). In addition, we incurred a net loss of $9 and $11 on foreign currency transactions in the second quarter and first half of 2011, respectively, as compared to a net gain of $4 and $6 in the second quarter and first half of 2010, respectively. These amounts generally relate to the difference between the foreign exchange rates in effect when title to merchandise inventory is transferred and the exchange rate at the time of payment.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 13, 2011	February 14, 2010	February 13, 2011	February 14, 2010
Provision for income taxes	$204	$169	$376	$321
Effective tax rate	35.5%	35.6%	34.9%	35.8%

The lower tax rate in the first half of 2011 is primarily attributable to the resolution of an uncertain tax position, which resulted in a tax refund received by Costco Mexico.

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	February 13, 2011	August 29, 2010
Cash and cash equivalents	$3,355	$3,214
Short-term investments	2,024	1,535

Total	$5,379	$4,749

Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments balances, as stated in the table above. Of the cash and cash equivalents balances, approximately $908 and $862 at February 13, 2011 and August 29, 2010, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal quarter or fiscal year, respectively.

Net cash provided by operating activities totaled $1,446 in the first half of 2011, compared to $1,360 in the first half of 2010. This net increase of $86 was primarily attributable to a $140 increase from the change in other current operating assets and liabilities, and a $126 increase in our net income including noncontrolling interests, partially offset by an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) of $218.

Net cash used in investing activities totaled $861 in the first half of 2011 compared to $506 in the first half of 2010. This net increase of $355 in cash used was primarily attributable to a $485 decrease in cash related to purchases of short-term investments, partially offset by a $165 cash increase representing the cash and cash equivalents on Costco Mexico’s balance sheet as of August 29, 2010. Costco Mexico was consolidated as of the beginning of fiscal 2011 due to the adoption of a new accounting standard. See Overview at the beginning of Item 2.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Net cash used in financing activities totaled $503 in the first half of 2011 compared to $111 provided by financing activities in the first half of 2010, an increase in cash used of $614. This increase was primarily attributable to $239 in cash used to repurchase Costco’s common stock in the first half of 2011 compared to $6 in repurchases in the first half of 2010, and a $395 reduction in the amount of bank checks outstanding. The reduction in bank checks outstanding is due to maintaining higher balances in banks on which our checks are drawn.

The effect of exchange rate changes increased cash by $59 in the first half of 2011, compared to an increase of $12 in the first half of 2010, an increase of $47. This increase was primarily due to the strengthening of foreign currencies during the first half of 2011.

Dividends

Our current quarterly cash dividend rate is $0.205 per share or $0.82 per share on an annualized basis. On January 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.205 per share for shareholders of record on February 11, 2011. The dividend was paid on February 25, 2011.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,500 during fiscal 2011 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the first half of 2011, we spent approximately $540.

We opened nine net new warehouses (10 openings and one closure for an onsite relocation scheduled to reopen later this fiscal year) in the first half of 2011. Expansion plans for the remainder of fiscal 2011 are to open up to 15 additional new warehouses, including the relocation of a warehouse to a larger and better-located facility and the re-opening of the onsite relocation.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Bank Credit Facilities

			Credit Line Activity at February 13, 2011
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby LC	N/A	$17	$17	$—	$—	$—	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	5	—	45	N/A
Australia(1)	Guarantee Line	N/A	10	2	—	—	8	N/A
Canada(1)(3)	Multi- Purpose Line	N/A	30	17	—	—	13	2.31%
Japan(1)(4)	Revolving Credit	March-11	42	—	—	1	41	0.58%
Japan(1)(4)	Bank Guaranty	March-11	18	18	—	—	—	N/A
Japan(1)(4)	Revolving Credit	February-11	42	—	—	—	42	0.58%
Japan(2)	Commercial LC	N/A	1	—	—	—	1	N/A
Korea(1)(5)	Multi- Purpose Line	March-11	11	2	—	—	9	4.11%
Mexico	Commercial LC	October-11	3	—	1	—	2	N/A
Taiwan	Multi- Purpose Line	January-12	24	9	—	—	15	2.63%
Taiwan	Multi- Purpose Line	July-11	17	3	—	—	14	2.72%
United Kingdom	Uncommitted Money Market Line	N/A	32	—	—	—	32	3.10%
United Kingdom	Uncommitted Overdraft Line	N/A	48	—	—	—	48	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial LC	N/A	3	1	—	—	2	N/A

TOTAL			$351	$72	$6	$1	$272

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.
(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.
(4)	Subsequent to the end of the second quarter of 2011, these credit facilities have been renewed.
(5)	We intend to renew this credit facility upon its expiration.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

We had credit facilities (for commercial and standby letters of credit) totaling $128 as of February 13, 2011. The outstanding commitments under these facilities at February 13, 2011, totaled $78, including $72 in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit.

Financing Activities

During the second quarter and first half of 2011, a nominal amount of the face value of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 2,000 and 5,000 shares of common stock, respectively. During the second quarter and first half of 2010, $1 of the face value of our Zero Coupon Notes was converted by note holders into 5,000 and 14,000 shares of common stock, respectively.

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of our business. We manage these fluctuations, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The forward foreign exchange contracts are intended primarily to hedge exposure to U.S. dollar merchandise inventory expenditures. Currently, these instruments do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

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

We are exposed to risks due to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for approximately 35% of our warehouses and other facilities in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Stock Repurchase Programs

In the second quarter of 2011 and 2010, we repurchased 1,315,000 and 250,000 shares, at an average price of $71.75 and $58.89, for a total expenditure of $95 and $15, respectively. In the first half of 2011 and 2010, we repurchased 3,751,000 and 250,000 shares, at an average price of $65.23 and $58.89, for a total expenditure of $245 and $15, respectively. The remaining amount available for stock repurchases under the approved plans was approximately $894 at February 13, 2011. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 29, 2010. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2011 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
November 22, 2010 – December 19, 2010	225,000	$68.64	225,000	$973
December 20, 2010 – January 16, 2011	525,000	71.89	525,000	935
January 17, 2011 – February 13 , 2011	565,000	72.85	565,000	894

Total second quarter	1,315,000	$71.75	1,315,000

(1)	Monthly information is presented by reference to our fiscal periods during the second quarter of fiscal 2011.
(2)	Our stock repurchase program is conducted under a $1,000 authorization made by our Board of Directors in July 2008, which expires in July 2011.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

(a)	The following exhibits are included herein or incorporated by reference.

3.1		Articles of Incorporation of the Registrant(1)

3.2		Bylaws of the Registrant(2)

4.1		Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

31.1		Rule 13(a) -14(a) Certifications

32.1		Section 1350 Certifications

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.
(2)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: March 16, 2011	/S/ JAMES D. SINEGAL
James D. Sinegal Chief Executive Officer

Date: March 16, 2011	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer