Form 10-Q
period 2011-05-08
COSTCO WHOLESALE CORP /NEW
filed 2011-06-09
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 8, 2011

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

The number of shares outstanding of the issuer’s common stock as of May 27, 2011, was 437,812,960

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	May 8, 2011	August 29, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,082	$3,214
Short-term investments	2,133	1,535
Receivables, net	948	884
Merchandise inventories	6,396	5,638
Deferred income taxes and other current assets	510	437

Total current assets	14,069	11,708

PROPERTY AND EQUIPMENT
Land	3,838	3,484
Buildings and improvements	10,008	9,096
Equipment and fixtures	3,969	3,513
Construction in progress	332	267

	18,147	16,360
Less accumulated depreciation and amortization	(5,847)	(5,046)

Net property and equipment	12,300	11,314

OTHER ASSETS	605	793

TOTAL ASSETS	$26,974	$23,815

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1	$26
Accounts payable	6,800	5,947
Accrued salaries and benefits	1,605	1,571
Accrued sales and other taxes	376	322
Deferred membership fees	1,004	869
Current portion of long-term debt	900	0
Other current liabilities	1,808	1,328

Total current liabilities	12,494	10,063
LONG-TERM DEBT, excluding current portion	1,247	2,141
DEFERRED INCOME TAXES AND OTHER LIABILITIES	692	681

Total liabilities	14,433	12,885

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 437,735,000 and 433,510,000 shares issued and outstanding	2	2
Additional paid-in capital	4,483	4,115
Accumulated other comprehensive income	484	122
Retained earnings	6,994	6,590

Total Costco stockholders’ equity	11,963	10,829
Noncontrolling interests	578	101

Total equity	12,541	10,930

TOTAL LIABILITIES AND EQUITY	$26,974	$23,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
REVENUE
Net sales	$20,188	$17,385	$59,460	$52,663
Membership fees	435	395	1,277	1,158

Total revenue	20,623	17,780	60,737	53,821
OPERATING EXPENSES
Merchandise costs	18,067	15,494	53,059	46,971
Selling, general and administrative	1,991	1,789	5,970	5,439
Preopening expenses	8	3	24	17
Provision for impaired assets and closing costs, net	1	3	7	5

Operating income	556	491	1,677	1,389
OTHER INCOME (EXPENSE)
Interest expense	(27)	(27)	(80)	(77)
Interest income and other, net	5	10	14	58

INCOME BEFORE INCOME TAXES	534	474	1,611	1,370
Provision for income taxes	193	163	569	484

Net income including noncontrolling interests	341	311	1,042	886
Net income attributable to noncontrolling interests	(17)	(5)	(58)	(15)

NET INCOME ATTRIBUTABLE TO COSTCO	$324	$306	$984	$871

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.74	$0.69	$2.26	$1.98

Diluted	$0.73	$0.68	$2.22	$1.95

Shares used in calculation (000’s)
Basic	436,977	440,973	435,913	439,306
Diluted	443,570	448,391	442,727	446,709
Dividends per share	$0.240	$0.205	$0.650	$0.565

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	36 Weeks Ended
	May 8, 2011	May 9, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,042	$886
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	582	549
Stock-based compensation	152	139
Undistributed equity earnings in joint ventures	(1)	(29)
Excess tax benefit on stock-based awards	(43)	(9)
Other non-cash activities, net	17	(6)
Deferred income taxes	(22)	0
Changes in operating assets and liabilities, net of the initial consolidation of Costco Mexico at the beginning of fiscal 2011:
Change in receivables, other current assets, deferred membership fees, accrued and other current liabilities	369	327
Increase in merchandise inventories	(357)	(120)
Increase in accounts payable	518	432

Net cash provided by operating activities	2,257	2,169

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of $53 and $45 of non-cash capital expenditures in the first thirty-six weeks of fiscal 2011 and 2010, respectively	(818)	(644)
Increase resulting from initial consolidation of Costco Mexico	165	0
Proceeds from the sale of property and equipment	9	3
Purchases of short-term investments	(2,528)	(1,221)
Maturities of short-term investments	1,474	879
Sales of investments	465	69
Other investing activities, net	(5)	2

Net cash used in investing activities	(1,238)	(912)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	35	116
Repayments of short-term borrowings	(33)	(66)
Proceeds from short-term borrowings	8	80
Repayments of long-term debt	0	(83)
Cash dividend payments	(179)	(158)
Excess tax benefit on stock-based awards	43	9
Proceeds from stock-based awards, net	212	168
Repurchases of common stock	(347)	(116)
Other financing activities, net	(1)	38

Net cash used in financing activities	(262)	(12)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	111	11

Net increase in cash and cash equivalents	868	1,256
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,214	3,157

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,082	$4,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $6 and $8 interest capitalized in the first thirty-six weeks of fiscal 2011 and 2010, respectively)	$110	$110
Income taxes	$459	$346
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under a capital lease	$0	$80
Cash dividend declared, but not yet paid	$105	$91
Unsettled repurchases of common stock	$0	$13
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$2	$1

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

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance (“Costco” or the “Company”). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between the Company and its consolidated subsidiaries and other entities have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance concerning whether variable interests constitute controlling financial interests. This guidance was effective for the first annual reporting period that begins after November 15, 2009. The Company adopted this guidance on August 30, 2010 (at the beginning of its fiscal year 2011). As a result of the adoption, the Company determined that its 50%-owned joint venture, Costco Mexico (Costco Mexico), met the characteristics of a variable interest entity and that as the primary beneficiary the Company would consolidate Costco Mexico on a prospective basis beginning August 30, 2010, as allowed for under the authoritative guidance. Costco operates 32 warehouses in Mexico similar to Costco warehouses operated elsewhere.

Historically, the Company accounted for its 50% interest in Costco Mexico under the equity method of accounting. The Company’s equity method investment in Costco Mexico included in other assets in the accompanying consolidated balance sheet as of August 29, 2010 totaled $357, which was derecognized as part of the initial consolidation of the joint venture on August 30, 2010. Total assets and liabilities increased by approximately 3% due to the consolidation and the 50% noncontrolling interest in Costco Mexico of $357 was recorded as a component of equity as a result of the initial consolidation. The consolidation of Costco Mexico has no impact on net income or net income per common share attributable to Costco (Net Income), which excludes income attributable to noncontrolling interests in its operations in Mexico, Korea, and Taiwan. In December 2010, the Company and its 50% joint venture partner amended the Costco Mexico joint venture agreements. As a result, the Company obtained, subject to certain continuing conditions, majority-voting control of the joint venture. As the Company had previously consolidated the joint venture, these amendments did not impact the Company’s consolidated financial statements.

Costco operates membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills,

Note 1—Summary of Significant Accounting Policies (Continued)

self-service facilities. At May 8, 2011, Costco operated 580 warehouses worldwide which included: 425 U.S. locations (in 40 U.S. states and Puerto Rico), 80 Canadian locations (in nine Canadian provinces), 32 Mexico locations, 22 United Kingdom locations, seven Japan locations, seven Korea locations, six Taiwan locations, and one Australia location.

Fiscal Year End

Costco operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2011 and 2010 relate to the 12-week fiscal quarters ended May 8, 2011 and May 9, 2010, respectively. References to the first thirty-six weeks of 2011 and 2010 relate to the 36-weeks ended May 8, 2011 and May 9, 2010, respectively.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the estimated annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels have been determined. Due to inflation, the merchandise inventories valued at LIFO were lower than the FIFO value resulting in a charge to merchandise costs of $49 in the third quarter of 2011 and $55 in the first thirty six weeks of 2011. At fiscal year-end 2010, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

Derivatives

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations in part, through the use of forward foreign-exchange contracts, seeking to hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made primarily by consolidated subsidiaries or other entities whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. The aggregate notional amounts of forward foreign-exchange contracts were $221 and $225 at May 8, 2011 and August 29, 2010, respectively. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 8, 2011, and August 29, 2010.

The following table summarizes the amount of net foreign currency transaction unrealized gain or (loss) recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to forward foreign-exchange contracts:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Forward foreign-exchange contracts	$(3)	$2	$(4)	$5

Gains and losses recognized in the table above are largely offset by the impact of revaluing foreign currency denominated payables, which are also recognized in interest income and other, net. These foreign currency transaction gains and losses were inconsequential for the third quarter and first thirty-six weeks ended May 8, 2011 and May 9, 2010, respectively.

The Company is exposed to risks due to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for approximately 38% of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

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

Note 1—Summary of Significant Accounting Policies (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Under Level 3 of the fair value measurement hierarchy, the guidance requires disclosure of information on purchases, sales, issuances, and settlements on a gross basis (as opposed to a net basis) in the reconciliation of the assets and liabilities measured. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 (on a gross basis) reconciliation disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of 2010, except for the Level 3 reconciliation disclosures on the roll-forward activities, which were adopted at the beginning of its third quarter of 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance at the beginning of its third quarter of fiscal year 2012. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 29, 2010, with the exception of a new category, Federal Deposit Insurance Corporation (FDIC) insured deposits.

FDIC-insured deposits:

The Company has funds on deposit with financial institutions that are guaranteed by the full faith and credit of the U.S. government under the FDIC provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These deposits are classified as held-to-maturity and are due in less than one year, similar to the Company’s other held-to-maturity investments.

Note 2—Investments (Continued)

The Company’s investments at May 8, 2011, and August 29, 2010, were as follows:

May 8, 2011:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,157	$7	$0	$1,164
Corporate notes and bonds	8	1	0	9
FDIC-insured corporate bonds	210	1	0	211
Asset and mortgage-backed securities	14	0	0	14

Total available-for-sale	1,389	9	0	1,398

Held-to-maturity:
Certificates of deposit	235			235
FDIC-insured deposits	500			500

Total held-to-maturity	735			735

Total investments	$2,124	$9	$0	$2,133

August 29, 2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,222	$7	$0	$1,229
Corporate notes and bonds	10	1	0	11
FDIC-insured corporate bonds	139	0	0	139
Asset and mortgage-backed securities	23	0	0	23

Total available-for-sale	1,394	8	0	1,402

Held-to-maturity:
Certificates of deposit	133			133

Total investments	$1,527	$8	$0	$1,535

The proceeds and gross realized gains and losses from sales of available-for-sale securities during the third quarter and the first thirty-six weeks of 2011 and 2010 were as follows:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Proceeds	$51	$24	$465	$69
Realized gains	0	1	0	4
Realized losses	0	0	0	(1)

As of May 8, 2011, and August 29, 2010, the Company’s available-for-sale securities that were in continuous unrealized-loss position were insignificant.

The maturities of available-for-sale and held-to-maturity securities at May 8, 2011, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$883	$885	$735	$735
Due after one year through five years	499	506	0	0
Due after five years	7	7	0	0

	$1,389	$1,398	$735	$735

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of May 8, 2011, and August 29, 2010, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of Level 3 financial assets and liabilities were immaterial.

May 8, 2011:	Level 1	Level 2
Money market mutual funds(1)	$189	$0
Investment in U.S. government and agency securities	0	1,164
Investment in corporate notes and bonds	0	9
Investment in FDIC-insured corporate bonds	0	211
Investment in asset and mortgage-backed securities	0	14
Forward foreign-exchange contracts, in asset position(2)	0	1
Forward foreign-exchange contracts, in (liability) position(2)	0	(7)

Total	$189	$1,392

August 29, 2010:	Level 1	Level 2
Money market mutual funds(1)	$1,514	$0
Investment in U.S. government and agency securities	0	1,229
Investment in corporate notes and bonds	0	11
Investment in FDIC-insured corporate bonds	0	139
Investment in asset and mortgage-backed securities	0	23
Forward foreign-exchange contracts, in asset position(2)	0	1
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)

Total	$1,514	$1,400

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

Changes in fair value, including net transfers, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the third quarter and first thirty-six weeks of 2011 and 2010 were immaterial.

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during the third quarter and first thirty-six weeks of 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no fair value adjustments to financial assets measured at fair value on a nonrecurring basis during the third quarter and first thirty-six weeks of 2011 and 2010. Fair market adjustments to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during the third quarter and first thirty-six weeks of 2011 and 2010 were immaterial.

Note 4—Debt

During the third quarter and first thirty-six weeks of 2011, $3 of the face value of the Company’s 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 60,000 and 65,000 shares of common stock, respectively. During the third quarter and first thirty-six weeks of 2010, a nominal amount and $1 of the face value of the Company’s Zero Coupon Notes was converted by note holders into 2,000 and 16,000 shares of common stock, respectively. These amounts differ from those in the supplemental disclosure of non-cash items in the condensed consolidated statements of cash flows due to the related discount and issuance costs.

In March 2011, the Company reclassified its $900 5.3% Senior Notes due March 15, 2012, originally issued in February 2007, to a current liability within the current portion of long-term debt of the condensed consolidated balance sheets to reflect its remaining maturity of less than one year.

The carrying value and estimated fair value of long-term debt, based on quoted market prices, consisted of the following:

	May 8, 2011		August 29, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,097	$1,271	$1,096	$1,295
5.3% Senior Notes due March 2012	900	936	899	961
Zero Coupon Notes due August 2017	31	67	32	51
Other long-term debt	119	129	114	122

Total long-term debt	2,147	2,403	2,141	2,429
Less current portion	900	936	0	0

Long-term debt, excluding current portion	$1,247	$1,467	$2,141	$2,429

Note 5—Equity and Comprehensive Income

Dividends

In the third quarter of 2011, the Board of Directors approved an increase in the quarterly cash dividend rate from $0.205 to $0.24 per share.

Stock Repurchase Programs

The Company’s stock repurchase activity during the third quarter and first thirty-six weeks of 2011 and 2010 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
Third quarter of 2011	1,393	$73.25	$102
First thirty-six weeks of 2011	5,144	67.40	347

Third quarter of 2010	1,925	$59.56	$114
First thirty-six weeks of 2010	2,175	59.48	129

On April 26, 2011, the Board of Directors authorized a new share repurchase program in the amount of $4,000, expiring April 26, 2015. This authorization revoked previously authorized but unused amounts, totaling $792. The amounts in the table above may differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the

Note 5—Equity and Comprehensive Income (Continued)

end of the quarter. The remaining amount available for stock repurchases under the approved plan was approximately $4,000 at May 8, 2011. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated entities in which the Company has control, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 29, 2010	$10,829	$101	$10,930
Initial consolidation of noncontrolling interest in Costco Mexico	0	357	357
Comprehensive income:
Foreign currency translation adjustment and other	362	62	424
Net income	984	58	1,042

Total comprehensive income	1,346	120	1,466
Stock options exercised and vesting of restricted stock units (RSUs), including tax effects	265	0	265
Conversion of convertible notes	2	0	2
Repurchases of common stock	(347)	0	(347)
Stock-based compensation	152	0	152
Cash dividends	(284)	0	(284)

Equity at May 8, 2011	$11,963	$578	$12,541

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2009	$10,024	$80	$10,104
Comprehensive income:
Foreign currency translation adjustment and other	40	3	43
Unrealized gain on short term investments, net of tax	1	0	1
Net income	871	15	886

Total comprehensive income	912	18	930
Stock options exercised and vesting of RSUs, including tax effects	176	0	176
Conversion of convertible notes	1	0	1
Repurchases of common stock	(129)	0	(129)
Stock-based compensation	139	0	139
Cash dividends	(249)	0	(249)

Equity at May 9, 2010	$10,874	$98	$10,972

Note 5—Equity and Comprehensive Income (Continued)

The following table shows components of total comprehensive income for the third quarter of 2011 and 2010:

	12 Weeks Ended
	May 8, 2011	May 9, 2010
Net income including noncontrolling interests	$341	$311
Unrealized gain on short-term investments, net of tax	3	0
Foreign currency translation adjustment and other	161	7

Comprehensive income	505	318
Less comprehensive income attributable to noncontrolling interests	37	6

Comprehensive income attributable to Costco	$468	$312

Note 6—Stock-Based Compensation Plans

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first thirty-six weeks of 2011:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at August 29, 2010	13,162	$39.50
Exercised	(6,922)	38.95

Outstanding and exercisable at May 8, 2011	6,240	$40.11	3.06	$252

(1)	The difference between the exercise price and market value of common stock at May 8, 2011.

The tax benefits realized and intrinsic value related to total stock options exercised during the first thirty-six weeks of 2011 and 2010 are provided in the following table:

	36 Weeks Ended
	May 8, 2011	May 9, 2010
Actual tax benefit realized for stock options exercised	$73	$30
Intrinsic value of stock options exercised(1)	$215	$86

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At May 8, 2011, 8,529,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

The following awards were outstanding at May 8, 2011:

•	9,047,000 shares of time-based RSUs that vest upon continued employment over specified periods of time;

Note 6—Stock-Based Compensation Plans (Continued)

•

402,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon continued employment over specified periods of time; and

•

315,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2011, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the performance targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2011:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 29, 2010	9,253	$55.22
Granted	3,971	61.27
Vested	(3,317)	55.55
Forfeited	(143)	55.51

Non-vested at May 8, 2011	9,764	$57.56

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
RSUs	$43	$35	$151	$120
Stock options	0	4	1	19

Total stock-based compensation expense before income taxes	43	39	152	139
Recognized income tax benefit	(14)	(13)	(49)	(46)

Total stock-based compensation expense, net of income taxes	$29	$26	$103	$93

The remaining unrecognized compensation cost related to non-vested RSUs at May 8, 2011, was $444 and the weighted-average period of time over which this cost will be recognized is 1.8 years.

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Net income available to common stockholders used in basic net income per common share	$324	$306	$984	$871
Interest on convertible notes, net of tax	1	0	1	0

Net income available to common stockholders after assumed conversions of dilutive securities	$325	$306	$985	$871

Weighted average number of common shares used in basic net income per common share	436,977	440,973	435,913	439,306
Stock options and RSUs	5,693	6,472	5,887	6,451
Conversion of convertible notes	900	946	927	952

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	443,570	448,391	442,727	446,709

Anti-dilutive stock options and RSUs	0	1,302	8	1,398

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

On July 14, 2010, a putative class action was filed alleging that the Company unlawfully failed to pay overtime compensation, denied meal and rest breaks, failed to pay minimum wages, failed to provide accurate wage-itemization statements, and willfully failed to pay termination wages allegedly resulting from misclassification of certain California department managers as exempt employees. On September 3, 2010, the Company removed the case to federal court. The court remanded the action, and the Company’s petition to the Ninth Circuit for permission to appeal the remand order was denied. The case is now proceeding in state court. Manuel Medrano v. Costco Wholesale Corp., and Costco Wholesale Membership, Inc., Superior Court of California (Los Angeles), Case No. BC441597.

Note 8—Commitments and Contingencies (Continued)

On May 12, 2011, a putative class action was filed on behalf of California employees alleging that the Company failed to provide its cashiers with seats, in violation of California law. The complaint also alludes to purported overtime violations and missed meal periods and rest breaks. Suzanne Justice v. Costco Wholesale Corp., Superior Court of California (Los Angeles), Case No. BC 461606.

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

Note 8—Commitments and Contingencies (Continued)

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

In Kilano, et. ano, v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the Eastern District of Michigan), filed on April 12, 2010, a purported class action was filed on behalf of certain Michigan Executive level-members who received 2% rewards. Plaintiffs allege that the Company “guarantees” that the member will receive rewards of no less than the fifty dollar difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. On April 5, 2011, the court denied plaintiff’s motion for class certification. In Khang v. Costco Wholesale Corporation, No. SACV11-00311-JST (CWX) (United States District Court for the Central District Of California), filed February 23, 2011, plaintiff sought to represent a nationwide class of all Costco Executive members in the United States who “were harmed by Defendant Costco’s failure to properly issue the promised rewards and benefits to its members.” He also sought to represent a similar subclass of California-resident Executive members. Plaintiff asserted a breach of contract action on behalf of the nationwide class and California sub-class, and claims under Cal. Bus. & Prof. Code section 17200 and Cal. Civil Code section 1750 on behalf of the California subclass. On April 1, 2011, plaintiff dismissed the complaint without prejudice.

Note 8—Commitments and Contingencies (Continued)

On March 15, 2011, Robles, et al., v. Costco Wholesale Corporation was filed as a purported class action in the United States District Court for the Northern District of Illinois, Case No. 11-cv-1785. Plaintiffs seek to represent a class composed of all disabled persons with ambulatory impairments who depend upon the use of a wheelchair and are allegedly unable to obtain optometry services and care at Costco. Plaintiffs allege that Costco has failed to remove architectural barriers that prevent full and equal enjoyment of and access to its eye examination services. They allege violations of Title III of the Americans with Disabilities Act and the Rehabilitation Act of 1973. They seek injunctive relief and compensatory damages, costs, and attorneys’ fees.

Three shareholder derivative lawsuits have been filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleged, among other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. The complaint asserted claims for unjust enrichment, breach of fiduciary duties, and waste of corporate assets, and seeks damages, corporate governance reforms, an accounting, rescission of certain stock option grants, restitution, and certain injunctive and declaratory relief, including the declaration of a constructive trust for certain stock options and proceeds derived from the exercise of such options. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The second action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and named as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleged that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The complaint asserted claims under both state law and the federal securities laws and sought relief comparable to that sought in the state court action described above. Plaintiff further alleged that the misconduct occurred from at least 1997, and continued until 2006, and that as a result virtually all of the Company’s SEC filings and financial and other public statements were false and misleading throughout this entire period (including, but not limited to, each of the Company’s annual financial statements for fiscal years 1997 through 2007 inclusive). Plaintiff alleged, among other things, that defendants caused the Company to falsely represent that options were granted with exercise prices that were not less than the fair market value of the Company’s stock on the date of grant and issuance when they were not, to conceal that its internal controls and accounting controls were grossly inadequate, and to grossly overstate its earnings. In addition, it was further alleged that when the Company announced in October 2006 that it had investigated its historical option granting practices and had not found fraud that announcement itself was false and misleading because, among other reasons, it failed to report that defendants had consistently received options granted at monthly lows for the grant dates and falsely suggested that backdating did not occur. Plaintiff also alleged that false and misleading statements inflated the market price of the Company’s common stock and that certain individual defendants sold, and the Company purchased, shares at inflated prices. The third action, Daniel Buckfire v. James D. Sinegal, et al., No. 2:09-cv-00893-TSZ (United States District Court for the Western District of Washington), was filed on or about June 29, 2009, and contains allegations substantially similar to those in the Pirelli action. On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint. That complaint is largely similar to previous filings, except that: it challenges additional grants (in 1995, 1996, and 2004) and alleges that additional federal securities law filings, including proxy statements and SEC

Note 8—Commitments and Contingencies (Continued)

Forms 10-K, Forms 10-Q and related officer certifications (generally from 1996 through and including 2008) were false and misleading for failure to adequately disclose circumstances surrounding grants of options; and now includes as defendants only the following individuals: James D. Sinegal, Richard A. Galanti, Jeffrey H. Brotman, Hamilton E. James, John W. Meisenbach, Jill S. Ruckelshaus, Charles T. Munger, Benjamin S. Carson, Sr., Richard D. DiCerchio, and David S. Petterson. On November 16, 2009, the defendants filed motions to dismiss the amended complaint on various grounds, including that plaintiffs failed to properly allege why a pre-suit demand had not been made on the Board of Directors. On September 20, 2010, a special committee of the Board of Directors of the Company approved an agreement in principle with the plaintiffs that would terminate the litigation. The agreement, which is subject among other things to federal district court approval, provides that the Company will pay an amount not to exceed $4.85 million in attorneys’ fees to plaintiffs’ counsel and will adopt or maintain certain governance, control and other process changes. On December 20, 2010, the parties executed a stipulation of settlement, and on January 14, 2011, plaintiffs filed a motion for court approval of the settlement. On February 28, 2011, the court entered an order that preliminarily approved, subject to further consideration at a settlement hearing, the proposed settlement of the action involving, among other things, a dismissal of the consolidated derivative actions with prejudice. The settlement hearing is currently scheduled for June 10, 2011, at 1:30 p.m., to determine whether the terms and conditions of the settlement provided for in the stipulation are fair, reasonable, adequate and in the best interests of Costco and current Costco shareholders and to consider whether to enter a final judgment approving the settlement in its entirety. Any current record holders and beneficial owners of common stock of Costco as of December 20, 2010, may appear at the settlement hearing and attempt to show cause why the terms of the settlement should not be approved or why a judgment should not be entered thereon, provided, however, unless otherwise ordered by the Court, no current Company shareholder shall be heard or entitled to contest the approval of all or any of the terms and conditions of the settlement, or, if approved, the judgment to be entered thereon approving the same, unless that person has, at least fourteen days prior to the settlement hearing, filed with the Clerk of the Court and served on counsel of record (delivered by hand or sent by first-class mail, postmarked no later than May 24, 2011): (a) appropriate proof that such person was, as of December 20, 2010, a record or beneficial owner of Costco; and (b) written objections to the settlement, including the basis therefore, and copies of any papers and briefs in support thereof. In the second quarter of fiscal 2011, the Company recognized a charge to selling, general and administrative expenses in the amount of $4.85 million related to this proposed settlement.

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

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA sought records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company has responded to these allegations, is engaged in communications with the Department about these and additional allegations made by letter dated September 10, 2009, and has entered into tolling agreements. Substantial penalties may be levied for violations of the Clean Air Act. The Company is cooperating with this inquiry and at this time cannot reasonably estimate any loss that might arise from this matter.

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

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and the Costco Mexico joint venture. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 29, 2010, after considering newly adopted accounting pronouncements described elsewhere herein. As discussed in Note 1, the Company began consolidating Costco Mexico on August 30, 2010. For segment reporting, these operations are included as a component of other international operations for the twelve and the thirty-six weeks ended May 8, 2011. Prior year amounts for Costco Mexico are only included in total assets under United States operations in the table below, representing the equity method investment in the joint venture, as it was previously accounted for under the equity method and its operations were not consolidated. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 8, 2011
Total revenue	$15,172	$3,169	$2,282	$20,623
Operating income	310	143	103	556
Depreciation and amortization	145	28	23	196
Capital expenditures, net	192	24	62	278
Twelve Weeks Ended May 9, 2010
Total revenue	$13,652	$2,726	$1,402	$17,780
Operating income	298	145	48	491
Depreciation and amortization	141	24	15	180
Capital expenditures, net	104	20	14	138
Thirty-Six Weeks Ended May 8, 2011
Total revenue	$44,424	$9,426	$6,887	$60,737
Operating income	934	419	324	1,677
Depreciation and amortization	435	80	67	582
Capital expenditures, net	613	86	119	818
Property and equipment, net	8,812	1,635	1,853	12,300
Total assets	19,157	3,712	4,105	26,974
Thirty-Six Weeks Ended May 9, 2010
Total revenue	$41,244	$8,216	$4,361	$53,821
Operating income	877	361	151	1,389
Depreciation and amortization	432	73	44	549
Capital expenditures, net	478	100	66	644
Property and equipment, net	8,512	1,471	1,075	11,058
Total assets	18,606	3,069	2,224	23,899
Year Ended August 29, 2010
Total revenue	$59,624	$12,051	$6,271	$77,946
Operating income	1,310	547	220	2,077
Depreciation and amortization	625	107	63	795
Capital expenditures, net	804	162	89	1,055
Property and equipment, net	8,709	1,474	1,131	11,314
Total assets	18,247	3,147	2,421	23,815

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

Our financial performance also depends heavily on our ability to control costs. While we believe that we have achieved successes in this area historically, some significant costs are partially outside our control, most particularly health care expenses. With respect to expenses relating to the compensation of our employees, our philosophy is not to seek to minimize the wages and benefits that they earn. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the income statement, particularly gross margin and selling, general and administrative expenses, can have substantial impacts on net income.

Key items for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 include:

•

Net sales increased 16.1% to $20,188, driven by a 12% increase in comparable sales (sales in warehouses open for at least one year) and sales at 13 net new warehouses opened since the end of the third quarter of fiscal 2010. Net sales were favorably impacted by increases in the price of gasoline and by foreign currency exchange rates strengthening against the U.S. dollar;

•	Membership fees increased 10.4% to $435, primarily due to the increased penetration of the higher-fee Executive Membership program and new membership sign-ups;

•

Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 38 basis points and included a pre-tax LIFO inventory charge of $49 or $0.07 per share. There was no LIFO charge last year;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 43 basis points;

•	Net income attributable to Costco increased 6.1% to $324, or $0.73 per diluted share compared to $306, or $0.68 per diluted share;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.24 per share, reflecting a 17.1% increase from $0.82 to $0.96 per share on an annualized basis;

•	We repurchased 1,393,000 shares of our common stock, at an average cost of $73.25 per share, totaling approximately $102; and

•	The Board of Directors authorized the repurchase of an additional $4 billion of our common stock under a repurchase program expiring in April 2015.

Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2011 and 2010 relate to the 12-week fiscal quarters ended May 8, 2011, and May 9, 2010, respectively. References to the first thirty-six weeks of 2011 and 2010 relate to the 36-weeks ended May 8, 2011, and May 9, 2010, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

At the beginning of fiscal 2011, we began consolidating our 50% owned Mexico joint-venture (Mexico) on a prospective basis due to the adoption of a new accounting standard. Mexico’s results for the prior year were accounted for under the equity method and our 50% share was included in interest income and other. In the current year, results are fully consolidated and the joint venture partner’s 50% share is included in net income attributable to noncontrolling interests. The consolidation of Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income attributable to Costco. See discussion in Note 1 of Part I, Item I of this Report.

Results of Operations

Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Net sales	$20,188	$17,385	$59,460	$52,663
Increase in comparable sales	12%	10%	9%	7%

Net Sales

Net sales increased $2,803 or 16.1% during the third quarter of 2011 compared to the third quarter of 2010. Excluding sales of Mexico, the increase would have been 13%. The increase in net sales is primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 13 net new warehouses (16 opened, and three closed, one due to relocation and two temporarily closed for repairs due to damage caused by the March 11, 2011 Japan earthquake) since the end of the third quarter of 2010.

Net sales increased $6,797 or 12.9% during the first thirty-six weeks of 2011 compared to the first thirty-six weeks of 2010. Excluding sales of Mexico, the increase would have been approximately 10%. The increase in net sales is primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 13 net new warehouses opened since the end of the third quarter of 2010.

Foreign currencies strengthened against the U.S. dollar, which positively impacted net sales during the third quarter and first thirty-six weeks of 2011 by approximately $304, or 175 basis points, and $735, or 140 basis points, respectively. Net sales were also positively impacted by gasoline price increases during the third quarter and first thirty-six weeks of 2011 by approximately $590, or 340 basis points, and $957, or 180 basis points, respectively, which resulted from a 33% and 20% increase in the average sales price per gallon, respectively.

Our sales results in the third quarter continued, albeit to a lesser extent, to be impacted by general economic conditions, and those conditions may continue to have an adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales, including Mexico for both this year and last year, increased 12% and 9% in the third quarter and first thirty-six weeks of 2011, respectively, and were positively impacted by increases in the average amount spent by our members and in their shopping frequency. The strengthening of foreign

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

currencies favorably impacted comparable sales by approximately $288, or 165 basis points, and $707, or 130 basis points, in the third quarter and first thirty-six weeks of 2011, respectively. Gasoline price inflation positively impacted comparable sales results by approximately $583, or 335 basis points, and $947, or 180 basis points, in the third quarter and first thirty-six weeks of 2011, respectively. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Membership fees	$435	$395	$1,277	$1,158
Membership fees as a percent of net sales	2.16%	2.27%	2.15%	2.20%
Total cardholders (000’s)	62,600	57,400	62,600	57,400

Membership fees increased 10.4% and 10.3% in the third quarter and first thirty-six weeks of 2011, respectively. Excluding membership fees from Mexico, the increase would have been 8.1% and 8.2% in the third quarter and first thirty-six weeks of 2011, respectively. These increases were due to the higher penetration of our higher-fee Executive Membership program and the additional membership sign-ups at the 13 net new warehouses opened since the end of the third quarter of 2010. Our member renewal rates are consistent with recent years, currently at 89% in the U.S. and Canada, and approximately 86% on a worldwide basis.

Foreign currencies strengthened against the U.S. dollar, which positively impacted membership fees for the third quarter and the first thirty-six weeks of 2011 by approximately $7 and $17, respectively.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Gross margin	$2,121	$1,891	$6,401	$5,692
Gross margin as a percent of net sales	10.50%	10.88%	10.77%	10.81%

Gross margin, as a percent of net sales, decreased 38 basis points compared to the third quarter of 2010. Gross margin for core merchandise sales (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percent of core merchandise sales, rather than total net sales, increased 19 basis points, with all categories showing increases except softlines. The increased sales penetration of the lower-margin gasoline business, however, caused this increase to be a decrease of 14 basis points when expressed as a percent of total net sales. Warehouse ancillary and other businesses gross margins decreased by three basis points as a percent of total net sales. The gross margin comparison was negatively impacted by $49 or 24 basis points due to a LIFO inventory charge recorded in the third quarter of 2011. The charge resulted from higher costs for our merchandise inventories, primarily gasoline and food and sundries. There was no comparable LIFO inventory charge recorded in the third quarter of 2010. In addition, the 2% reward related to our Executive Member business favorably impacted the gross margin comparisons by three basis points. This reflects a slightly declining sales penetration of eligible sales largely due to the increase in gas sales which are not included in our 2% reward program.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Gross margin, as a percent of net sales, decreased four basis points compared to the first thirty-six weeks of 2010. The core merchandise gross margin when expressed as a percent of core merchandise sales rather than total net sales increased 26 basis points, with all categories showing increases. The increased sales penetration of the lower-margin gasoline business, however, caused this increase to be 10 basis points when expressed as a percent of total net sales. Warehouse ancillary and other businesses gross margins decreased by five basis points as a percent of total net sales, primarily due to our gasoline business. The previously discussed LIFO inventory charge negatively impacted the gross margin comparison by $55 or nine basis points.

Excluding Mexico, the gross margin comparison as a percent of net sales would have been a decrease of 41 and nine basis points for the third quarter and first thirty-six weeks of 2011, respectively.

Foreign currencies strengthened against the U.S. dollar, which positively impacted gross margin for the third quarter and the first thirty-six weeks of 2011 by approximately $35 and $88, respectively.

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Selling, general and administrative (SG&A) expenses	$1,991	$1,789	$5,970	$5,439
SG&A as a percent of net sales	9.86%	10.29%	10.04%	10.33%

SG&A expenses, as a percent of net sales, decreased 43 basis points compared to the third quarter of 2010. Excluding the effect of gasoline price inflation on net sales, SG&A expenses as a percent of net sales decreased by 13 basis points compared to the third quarter of 2010. The quarter-over-quarter decrease was due to a 20 basis point improvement in our warehouse operating costs, largely payroll and employee benefits. This improvement was partially offset by a benefit of $14, or eight basis points, recorded in the third quarter of 2010 related to a reversal of a Canadian tax liability.

SG&A expenses, as a percent of net sales, decreased 29 basis points compared to the first thirty-six weeks of 2010. Excluding the effect of gasoline price inflation on net sales, SG&A expenses as a percent of net sales, decreased 13 basis points compared to the first thirty-six weeks of 2010. This decrease was primarily due to lower warehouse payroll costs year-over-year.

The consolidation of Mexico, which compared to our other operating segments, has lower SG&A expenses as a percent of its own net sales, favorably impacted SGA expenses as a percent of net sales by six and eight basis points for the third quarter and first thirty-six weeks of 2011, respectively.

Foreign currencies strengthened against the U.S. dollar, which negatively impacted SG&A for the third quarter and the first thirty-six weeks of 2011 by approximately $28 and $66, respectively.

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Preopening expenses	$8	$3	$24	$17

Warehouse openings, including relocations	1	1	11	9

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

Provision for Impaired Assets and Closing Costs, Net

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Warehouse closing expenses	$1	$2	$6	$4
Impairment of long-lived assets	—	1	1	1

Provision for impaired assets & closing costs, net	$1	$3	$7	$5

This provision primarily includes costs related to: impairment of long-lived assets; future lease obligations, including contract termination costs, of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired.

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Interest expense	$27	$27	$80	$77

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007.

Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Interest income	$10	$4	$26	$15
Earnings of affiliates and other, net	(5)	6	(12)	43

Interest income and other, net	$5	$10	$14	$58

The increase in interest income, both quarter-over-quarter and year-over-year, is attributable to increases in our cash and cash equivalents, including short-term investments, and slightly higher interest rates. The decrease in earnings of affiliates and other, net is primarily due to the previously discussed change in the accounting treatment of Mexico (see Overview at the beginning of Item 2). In addition, there were net foreign currency transaction losses of $7 and $20 in the third quarter and the first thirty-six weeks of 2011, respectively, compared to a net foreign currency transaction loss of $4 and a gain of $5 in the third quarter and the first thirty-six weeks of 2010, respectively. These amounts generally related to our forward foreign-exchange contracts and other foreign currency transaction gains and losses on revaluations of monetary assets and liabilities held in other than the functional currency.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 8, 2011	May 9, 2010	May 8, 2011	May 9, 2010
Provision for income taxes	$193	$163	$569	$484
Effective tax rate	36.1%	34.5%	35.3%	35.4%

The effective tax rate for the third quarter of 2011 was negatively impacted by various discrete items of approximately $4; for the first thirty-six weeks ended May 8, 2011, the negative impact of these various discrete items were offset primarily by the resolution of an uncertain tax position which resulted in a tax refund received by Mexico recorded in the first quarter of fiscal 2011.

Liquidity and Capital Resources

Cash Flows

The following table itemizes components of our most liquid assets:

	May 8, 2011	August 29, 2010
Cash and cash equivalents	$4,082	$3,214
Short-term investments	2,133	1,535

Total	$6,215	$4,749

Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments balances. Of the cash and cash equivalents balances, approximately $1,050 and $862 at May 8, 2011, and August 29, 2010, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal quarter or fiscal year, respectively.

Net cash provided by operating activities totaled $2,257 in the first thirty-six weeks of 2011, compared to $2,169 in the first thirty-six weeks of 2010. This increase of $88 was primarily attributable to a $156 increase in net income including noncontrolling interests, and a $42 increase from the change in other current operating assets and liabilities, partially offset by an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) of $151.

Net cash used in investing activities totaled $1,238 in the first thirty-six weeks of 2011 compared to $912 in the first thirty-six weeks of 2010. This increase of $326 in cash used was primarily attributable to a $316 increase in the use of cash related to the net purchases of short-term investments and an increase in cash used for capital expenditures of $174, partially offset by a $165 cash increase representing the cash and cash equivalents on Mexico’s balance sheet as of August 29, 2010. Mexico was consolidated as of the beginning of fiscal 2011 due to the adoption of a new accounting standard. See Overview at the beginning of Item 2.

Net cash used in financing activities totaled $262 in the first thirty-six weeks of 2011 compared to $12 in the first thirty-six weeks of 2010, an increase in cash used of $250. This increase was primarily attributable to $347 in cash used to repurchase Costco’s common stock in the first thirty-six weeks of 2011, compared to $116 in repurchases in the first thirty-six weeks of 2010, and an $81 reduction in the amount of bank checks outstanding. The reduction in bank checks outstanding is due to maintaining higher balances in banks on which our checks are drawn.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

The effect of exchange rate changes increased cash and cash equivalents by $111 in the first thirty-six weeks of 2011, compared to an increase of $11 in the first thirty-six weeks of 2010, an increase of $100. This increase was primarily due to the strengthening of foreign currencies against the U.S. dollar during the first thirty-six weeks of 2011.

Dividends

In the third quarter of 2011, our Board of Directors declared a quarterly cash dividend to shareholders of record on May 13, 2011, and approved an increase from $0.205 to $0.24 per share, or $0.96 on an annualized basis. The dividend was paid on May 27, 2011.

Expansion Plans

Our primary requirement for capital is the financing of land, buildings, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,400 during fiscal 2011 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the end of the third quarter of 2011, we had spent approximately $818 on capital expenditures.

We opened eight net new warehouses in the first thirty-six weeks of 2011 (11 openings and three closures, one for an onsite relocation scheduled to reopen later this fiscal year and two closed for repairs due to damage caused by the March 2011 earthquake in Japan). Expansion plans for the remainder of fiscal 2011 are to open up to 12 warehouses, including the opening of the onsite relocation and the re-opening of one of the Japan warehouses closed for repair. The other closed warehouse in Japan is expected to re-open in 2012.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Bank Credit Facilities and Commercial Paper Programs

			Credit Line Activity at May 8, 2011
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby LC	N/A	$17	$17	$—	$—	$—	$	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	11	—	39		N/A
Australia(1)	Guarantee Line	N/A	11	2	—	—	9		N/A
Canada(1)(3)	Multi- Purpose Line	N/A	31	20	—	—	11		2.45%
Japan(1)	Revolving Credit	February-12	44	—	—	1	43		0.58%
Japan(1)	Bank Guaranty	March-12	19	19	—	—	—		N/A
Japan(1)	Revolving Credit	February-12	43	—	—	—	43		0.58%
Japan(2)	Commercial LC	N/A	1	—	—	—	1		N/A
Korea(1)	Multi- Purpose Line	March-12	11	1	—	—	10		4.26%
Mexico	Commercial LC	October-11	3	—	1	—	2		N/A
Taiwan	Multi- Purpose Line	January-12	24	9	1	—	14		2.75%
Taiwan	Multi- Purpose Line	July-11	17	3	—	—	14		2.75%
United Kingdom	Uncommitted Money Market Line	N/A	33	—	—	—	33		3.10%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	—	49		1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—		N/A
United Kingdom	Commercial LC	N/A	3	1	—	—	2		N/A

TOTAL			$359	$75	$13	$1	$270

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.
(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.

We had credit facilities (for commercial and standby letters of credit) totaling $131 as of May 8, 2011. The outstanding commitments under these facilities at May 8, 2011, totaled $88, including $75, in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit (standby and/or commercial) or short-term borrowings will result in a corresponding decrease in available credit.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

Financing Activities

During the third quarter and first thirty-six weeks of 2011, $3 of the face value of our 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) was converted by note holders into 60,000 and 65,000 shares of common stock, respectively. During the third quarter and first thirty-six weeks of 2010, a nominal amount and $1 of the face value of our Zero Coupon Notes was converted by note holders into 2,000 and 16,000 shares of common stock, respectively. These amounts differ from those in the supplemental disclosure of non-cash items in the condensed consolidated statements of cash flows due to the related discount and issuance costs.

In March 2011, we reclassified our $900 5.3% Senior Notes due March 15, 2012, originally issued in February 2007, to a current liability within the current portion of long-term debt within the condensed consolidated balance sheets to reflect its maturity of less than one year. Upon maturity we intend to repay the outstanding principle balance and associated interest with our existing liquidity sources of cash and cash equivalents and short-term investments balances.

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of business. We manage these fluctuations in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign-exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to economically hedge our exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries or other entities whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Report, for additional information on the fair value of open, unsettled forward foreign-exchange contracts as of May 8, 2011, and August 29, 2010.

We are exposed to risks due to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for approximately 38% of our warehouses and other facilities, primarily in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Stock Repurchase Programs

On April 26, 2011, our Board of Directors authorized a new share repurchase program in the amount of $4,000, expiring April 26, 2015. This authorization revoked previously authorized but unused amounts, totaling $792. In the third quarter of 2011 and 2010, we repurchased 1,393,000 and 1,925,000 shares of our common stock, at an average price of $73.25 and $59.56 totaling approximately $102 and $114, respectively. In the first thirty-six weeks of 2011 and 2010, we repurchased 5,144,000 and 2,175,000

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and warehouse number data)

shares, at an average price of $67.40 and $59.48, for a total expenditure of $347 and $129, respectively. The remaining amount available for stock repurchases under the approved plan is $4,000 at May 8, 2011. Purchases are made from time-to-time as conditions warrant in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2011 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
February 14, 2011 – March 13, 2011	411,000	$73.57	411,000	$864
March 14, 2011 – April 10, 2011	740,000	71.78	740,000	$811
April 11, 2011 – May 8 , 2011	242,000	77.18	242,000	$4,000

Total third quarter	1,393,000	$73.25	1,393,000

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2011.
(2)	Our stock repurchase program is conducted under authorizations made by our Board of Directors: the $1,000 authorized in July 2008, with a remaining authorization of $792, was cancelled and replaced by an April 2011 $4,000 authorization, expiring in April 2015.

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

COSTCO WHOLESALE CORPORATION (Registrant)

June 8, 2011 Date	/S/ JAMES D. SINEGAL
James D. Sinegal Chief Executive Officer

June 8, 2011 Date	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer