Form 10-K
period 2011-08-28
COSTCO WHOLESALE CORP /NEW
filed 2011-10-14
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 11, 2011 was $32,525,998,477

The number of shares outstanding of the registrant’s common stock as of September 30, 2011 was 433,365,150

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2012, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 28, 2011

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense control, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in Item 1A—Risk Factors, and other factors noted in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law.

PART I

Item 1—Business

Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983 in Seattle, Washington. In October 1993, we merged with The Price Company, which had pioneered the membership warehouse concept, to form Price/Costco, Inc., a Delaware corporation. In January 1997, after the spin-off of most of our non-warehouse assets to Price Enterprises, Inc., we changed our name to Costco Companies, Inc. On August 30, 1999, we reincorporated from Delaware to Washington and changed our name to Costco Wholesale Corporation. Our common stock trades on the NASDAQ Global Select Market under the symbol “COST.”

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2011, 2010, and 2009 relate to the 52-week fiscal years ended August 28, 2011, August 29, 2010, and August 30, 2009, respectively.

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and a 50% owned joint venture in Mexico (Mexico). At the beginning of fiscal 2011, we began consolidating our Mexico joint venture due to the adoption of a new accounting standard. Mexico’s results previously were accounted for under the equity method and our 50% share was included in “interest income and other, net” in the consolidated statements of income. In the current year, the financial position and results of Mexico’s operations are fully consolidated and the joint venture partner’s 50% share is included in “net income attributable to noncontrolling interests” in the consolidated statements of income. The initial consolidation of Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income or net income per common share attributable to Costco. See discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

General

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets, and supercenters.

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (depot) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for shipment to our individual warehouses, generally in less than twenty-four hours. This maximizes freight volume and handling efficiencies, eliminating many of the costs associated with traditional multiple-step distribution channels. Such traditional steps include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

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

Item 1—Business (Continued)

Our typical warehouse format averages approximately 143,000 square feet; newer units tend to be slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses need not have elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to less than two-tenths of one percent of net sales in the last several fiscal years—well below those of typical discount retail operations.

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

Our warehouses generally operate on a seven-day, 69-hour week, open weekdays between 10:00 a.m. and 8:30 p.m., with earlier weekend closing hours. Gasoline operations generally have extended hours. Because the hours of operation are shorter than those of traditional retailers, discount retailers and supermarkets, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, thereby reducing labor required for handling and stocking.

Our strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes, and colors. Therefore, we carry an average of approximately 3,600 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to 45,000 to 140,000 SKUs or more at discount retailers, supermarkets, and supercenters. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.

In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we generally have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty.

Only the 2011 data in the accompanying tables includes Mexico.

The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2011	2010	2009
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	22%	23%	23%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, cameras, garden and patio, sporting goods, toys, seasonal items and automotive supplies)	17%	18%	19%
Food (including dry and institutionally packaged foods)	21%	21%	21%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings and small appliances)	10%	10%	10%
Fresh Food (including meat, bakery, deli and produce)	12%	12%	12%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	18%	16%	15%

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year-end:

	2011	2010	2009
Food Court	586	534	521
One-Hour Photo Centers	581	530	518
Optical Dispensing Centers	574	523	509
Pharmacies	529	480	464
Gas Stations	368	343	323
Hearing-Aid Centers	427	357	303
Print Shops and Copy Centers	10	10	10
Car Washes	7	7	2

Number of warehouses	592	540	527

The 2010 and 2009 numbers exclude the 32 warehouses operated in Mexico.

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

We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We have not experienced any difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase private label merchandise, as long as quality and customer demand are comparable and the value to our members is greater as compared to name brand items.

Certain financial information for our segments and geographic areas is included in Note 12 to the consolidated financial statements included in Item 8 of this Report.

Membership Policy

Our membership format is designed to reinforce customer loyalty and provide a continuing source of membership fee revenue. Members can utilize their memberships at any Costco warehouse location in any country. We have two primary types of members: Business and Gold Star (individual). Our member renewal rate was 89% in the U.S. and Canada, and approximately 86% on a worldwide basis, consistent with recent years. The renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of approximately $50 for the primary and household membership card, with add-on membership cards available for an annual fee of approximately $50 (including a free household card). Many of our business members also shop at Costco for their personal needs. Individual (Gold Star) memberships are available to individuals who do not qualify for a Business membership, for an annual fee of approximately $50, which includes a household card.

Item 1—Business (Continued)

Our membership was made up of the following (in thousands):

	2011	2010	2009
Gold Star	25,000	22,500	21,500
Business	6,300	5,800	5,700
Business, Add-on Primary	4,000	3,300	3,400

Total primary cardholders	35,300	31,600	30,600
Additional cardholders	28,700	26,400	25,400

Total cardholders	64,000	58,000	56,000

The numbers for 2010 and 2009 exclude approximately 2,900 and 2,800 cardholders of Mexico at the end of those years.

Executive membership is available to all members, with the exception of Business Add-on members, in the U.S., Canada, Mexico, and the United Kingdom for an annual fee of approximately $100. This program, excluding Mexico, offers additional savings and benefits on various business and consumer services, such as merchant credit-card processing, auto and home insurance, the Costco auto purchase program, check printing services and a high yield savings program. The services are generally provided by third-parties and vary by country and state. In addition, Executive members qualify for a 2% annual reward (which can be redeemed at Costco warehouses), up to a maximum of approximately $500 per year, on qualified purchases made at Costco. At the end of 2011, 2010, and 2009, Executive members represented 38%, 36%, and 33%, respectively, of our primary membership. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.

Labor

Our employee count approximated:

	2011	2010	2009
Full-time employees	92,000	82,000	79,000
Part-time employees	72,000	65,000	63,000

Total employees	164,000	147,000	142,000

The numbers for 2010 and 2009 exclude approximately 9,000 individuals who were employed by Mexico at the end of those years. Approximately 13,600 hourly employees in certain of our locations (all former Price Company locations) in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. We compete with over 800 warehouse club locations across the U.S. and Canada (Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and every major metropolitan area has multiple club operations. In addition, we compete with a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. Competitors such as Wal-Mart, Target, Kohl’s and Amazon.com are among our significant general merchandise retail competitors. We also compete with low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Trader Joe’s, Whole Foods, Best Buy and Barnes & Noble. Our international operations face similar types of competitors.

Item 1—Business (Continued)

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

Certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operations or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. If enacted, such laws and regulations could have a material adverse affect on our operations.

Intellectual Property

We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress and similar intellectual property add significant value to our business and are important factors in our success. Our failure to continue to develop, maintain, and protect these properties would adversely affect our business and financial results. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® series of trademarks and our private label brand, Kirkland Signature®. We believe that Kirkland Signature products are premium products offered to our members at prices that are generally lower than those for national brand products and that they help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to increase the sales penetration of our private label items in the future. We rely on trademark and copyright law, trade secret protection, and confidentiality and license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate.

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

The Company has adopted a code of ethics for senior financial officers pursuant to section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, from this code to the CEO, chief financial officer or controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.

Item 1—Business (Continued)

Executive Officers of the Registrant

The following is a list of the names, ages, and positions of the executive officers of the Company. All executive officers have 25 or more years of service with the Company, with the exception of Mr. Murphy who has 24 years of service.

Name	Position With Company	Executive Officer Since	Age
James D. Sinegal	Chief Executive Officer. Mr. Sinegal is a co-founder of the Company and has been a director since its inception. In February 2010, Mr. Sinegal relinquished his role as President of the Company, which he had held since the Company’s inception.	1983	75

Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of the Company and has been a director since its inception.	1983	69

W. Craig Jelinek	President and Chief Operating Officer. Mr. Jelinek has been President and Chief Operating Officer of the Company since February 2010, when he also joined the Board of Directors. Prior to that date, he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	59

Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director of the Company since January 1995.	1993	55

John D. McKay	Executive Vice President, Chief Operating Officer, Northern and Midwest Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	54

Paul G. Moulton	Executive Vice President and Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development until March 2010.	2001	60

James P. Murphy	Executive Vice President, International Division. Mr. Murphy was Senior Vice President, International Division, from September 2004 to October 2010.	2011	58

Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions.	1994	59

Douglas W. Schutt	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Schutt was Executive Vice President, Chief Operating Officer, Northern and Midwest Division from 2004 to March 2010.	2004	52

Thomas K. Walker	Executive Vice President, Construction, Distribution and Traffic.	2004	71

Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest and Mexico Divisions.	1993	62

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition, and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial.

We face strong competition from other retailers and warehouse club operators, which could negatively affect our financial performance.

The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with many other local, regional and national retailers, both in the United States and in foreign countries. We compete with a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, and store hours. Our inability to respond effectively to competitive pressures and changes in the retail markets could negatively affect our financial performance. Some competitors may have greater financial resources, better access to merchandise, and greater market penetration than we do.

General economic factors, domestically and internationally, may adversely affect our financial performance.

Higher interest rates, energy costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes related to government fiscal and tax policies and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors can also increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by the outbreak of war, acts of terrorism, or other significant national or international events.

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

Item 1A—Risk Factors (Continued)

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

Our financial and operational performance is highly dependent on our United States and Canada operations, which comprised 89% and 83% of consolidated net sales and operating income in 2011, respectively. Within the United States, we are highly dependent on our California operations, which comprised 24% of consolidated net sales in 2011. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our United States operations, particularly in California, and our Canada operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality products and innovative new products to retain our existing member base and attract new members.

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

Our suppliers are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions, that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal or regulatory stan

Item 1A—Risk Factors (Continued)

dards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

Disruptions in our depot operations could adversely affect sales and member satisfaction.

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

Membership loyalty is essential to our business model. Damage to our brands or reputation may negatively impact comparable warehouse sales, lower employee morale and productivity, diminish member trust, and reduce member renewal rates and, accordingly, membership fee revenues, resulting in a reduction in shareholder value.

In addition, we sell many products under our owned and exclusive Kirkland Signature brand. Maintaining consistent product quality, competitive pricing, and availability of our Kirkland Signature products for our customers is essential to developing and maintaining customer loyalty. These products also generally carry higher margins than national brand products and represent a growing portion of our overall sales. If the Kirkland Signature brand experiences a loss of consumer acceptance or confidence, our sales and gross margin results could be adversely affected.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, impairment of long-lived assets and warehouse closing costs, inventories, vendor rebates and other consideration, self-insurance liabilities, income taxes, unclaimed property laws and litigation, and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes

Item 1A—Risk Factors (Continued)

in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were enacted. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. We expect our healthcare costs to increase, but not materially, as a result of this legislation. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.

Unfavorable changes in tax rates could adversely affect our operations, financial conditions or cash flows.

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

Although we believe that we have independent, redundant, and primary and secondary computer systems, given the number of individual transactions we have each year it is important that we maintain

Item 1A—Risk Factors (Continued)

uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems may have a material adverse effect on our business or results of operations.

We expect to make significant technology investments in the coming years, which are key to managing our business. We must monitor and choose the right investments and implement them at the right pace. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments or making an investment commitment significantly above or below our needs may result in the loss of our competitive position or underlying financial data. Additionally, the costs, potential problems, and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or provide them in a delayed or more costly manner.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our financial performance.

During 2011, our international operations, including Canada, generated 27% of our consolidated net sales. We plan to continue expanding our international operations. As a result of these expansion activities in countries outside the United States, we expect that our international operations could account for a larger portion of our net sales in future years. Future operating results internationally could be negatively affected by a variety of factors, many beyond our control and similar to those we face in the United States. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws and regulations of foreign governments and the United States (such as the Foreign Corrupt Practices Act), agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the United States. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an adverse impact on our future costs or on future cash flows from our international operations.

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

Item 1A—Risk Factors (Continued)

Natural disasters or other catastrophic events could unfavorably affect our financial performance.

Natural disasters, such as hurricanes or earthquakes, particularly in California or in Washington state, where our centralized operating systems and administrative personnel are located, could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delays in the delivery of goods to our depots or warehouses within a country in which we operate and the temporary reduction in the availability of products in our warehouses. Public health issues, such as a potential H1N1 flu (swine flu) pandemic, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on consumer spending and confidence levels. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers.

Factors associated with climate change could adversely affect our business.

We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which also could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs, and damage resulting from extreme weather may not be fully insured.

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

Item 1A—Risk Factors (Continued)

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

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect on our business. Other than an annual agreement with our CEO, Mr. Sinegal, we have no employment agreements with our officers. We must attract, train and retain a large and growing number of highly qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company does not maintain key man insurance.

If we do not maintain the privacy and security of member-related and business information, we could damage our reputation with members, incur substantial additional costs and become subject to litigation.

We receive, retain, and transmit certain personal information about our members. In addition, our online operations at www.costco.com and www.costco.ca depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of other business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquid-

Item 1A—Risk Factors (Continued)

ity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

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

Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At August 28, 2011, we operated 592 membership warehouses:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	339	90	429
Canada	72	10	82
Mexico	31	1	32
United Kingdom	19	3	22
Japan	1	8	9
Taiwan	0	8	8
Korea	3	4	7
Australia	2	1	3

Total	467	125	592

(1)	85 of the 125 leases are land-leases only, where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2011:

Openings by Fiscal Year	United States	Canada	Other International		Total	Total Warehouses in Operation
2007 and prior	383	71	34		488	488
2008	15	4	5		24	512
2009	8	2	5		15	527
2010	10	2	1		13	540
2011	13	3	36	(2)	52	592
2012 (expected through 12/31/11)	4	—	2		6	598

Total	433	82	83		598

(2)	This number includes the 32 Mexico warehouses in operation at the beginning of 2011, when we began consolidating Mexico. Mexico opened 30 warehouses in 2007 and prior, one in 2008 and one in 2009.

At the end of 2011, our warehouses contained approximately 84.4 million square feet of operating floor space: 62.1 million in the United States, 11.2 million in Canada and 11.1 million in other international locations, including Mexico.

Our executive offices are located in Issaquah, Washington and occupy approximately 581,000 square feet. We operated eight regional offices in the United States, two regional offices in Canada and six regional offices internationally at the end of 2011, containing approximately 422,000 square feet. Additionally, we operated regional cross-docking facilities (depots) for the consolidation and distribution of most shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. At the end of 2011, we operated 12 depots in the United States, four in Canada and four internationally, consisting of approximately 8.3 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the National Market tier of NASDAQ under the symbol “COST.” On September 30, 2011, we had 8,198 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
2011:
Fourth Quarter	$83.86	$70.39	$0.240
Third Quarter	81.46	69.76	0.240
Second Quarter	75.04	66.90	0.205
First Quarter	67.02	56.07	0.205
2010:
Fourth Quarter	59.16	53.61	0.205
Third Quarter	61.74	57.31	0.205
Second Quarter	60.89	57.07	0.180
First Quarter	61.12	50.65	0.180

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of the dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities (dollars in millions, except per share data)

The following table sets forth information on our common stock repurchase program activity for the 16-week fourth quarter of fiscal 2011:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
May 9, 2011—June 5, 2011	70,000	$79.16	70,000	$3,994
June 6, 2011—July 3, 2011	1,052,000	79.56	1,052,000	$3,911
July 4, 2011—July 31, 2011	917,000	80.64	917,000	$3,837
August 1, 2011—August 28, 2011	1,756,000	74.85	1,756,000	$3,706

Total fourth quarter	3,795,000	$77.63	3,795,000

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter of fiscal 2011.

(2)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.

Equity Compensation Plans

Information related to our equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

Item 6—Selected Financial Data

The following table sets forth certain information concerning our consolidated financial condition, operating results, and key operating metrics. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our consolidated financial statements included in Item 8 of this Report.

At the beginning of fiscal 2011, we began consolidating our 50% owned Mexico joint venture (Mexico) on a prospective basis due to the adoption of a new accounting standard. Mexico’s results for the prior years were accounted for under the equity method and our 50% share was included in “interest income and other” in the consolidated statements of income in Item 8. In the current year, the financial position and results of Mexico’s operations are fully consolidated and the joint venture partner’s 50% share is included in “net income attributable to noncontrolling interests” in the consolidated statements of income in Item 8 of this Report. The initial consolidation of Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income or net income per common share attributable to Costco. See discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

SELECTED FINANCIAL DATA

(dollars in millions, except per share and warehouse number data)

As of and for the year ended	Aug. 28, 2011 (52 weeks)	Aug. 29, 2010 (52 weeks)	Aug. 30, 2009 (52 weeks)	Aug. 31, 2008 (52 weeks)	Sept. 2, 2007 (52 weeks)
RESULTS OF OPERATIONS
Net sales	$87,048	$76,255	$69,889	$70,977	$63,088
Merchandise costs	77,739	67,995	62,335	63,503	56,450

Gross margin	9,309	8,260	7,554	7,474	6,638
Membership fees	1,867	1,691	1,533	1,506	1,313
Operating income	2,439	2,077	1,777	1,969	1,609
Net income attributable to Costco	1,462	1,303	1,086	1,283	1,083
Net income per diluted common share attributable to Costco	3.30	2.92	2.47	2.89	2.37
Dividends per share	$0.89	$0.77	$0.68	$0.61	$0.55
Increase (decrease) in comparable warehouse sales(1)
United States	7%	4%	(2%)	6%	5%
International	16%	19%	(8%)	15%	9%

Total	10%	7%	(4%)	8%	6%

Increase in international comparable warehouse sales in local currency	10%	8%	7%	6%	5%

BALANCE SHEET DATA
Net property and equipment	$12,432	$11,314	$10,900	$10,355	$9,520
Total assets	26,761	23,815	21,979	20,682	19,607
Short-term borrowings	—	26	16	134	54
Current portion of long-term debt	900	—	80	6	60
Long-term debt, excluding current portion	1,253	2,141	2,130	2,206	2,108
Costco stockholders’ equity	$12,002	$10,829	$10,024	$9,194	$8,626

WAREHOUSE INFORMATION
Warehouses in Operation(2)
Beginning of year(2)	572	527	512	488	458
Opened(3)	24	14	19	34	30
Closed(3)	(4)	(1)	(4)	(10)	—

End of year	592	540	527	512	488

(1)	Includes net sales at warehouses open greater than one year, including relocated facilities.

(2)

Excludes, in 2010 and in prior years presented, warehouses operated in Mexico through a 50% owned joint venture. Mexico opened 30 of these warehouses in 2007 and prior, one in 2008, and one in 2009. The 2011 beginning-of-year figure includes the 32 Mexico warehouses consolidated at the beginning of the fiscal year.

(3)	Includes warehouse relocations and the closure in July 2009 of two Costco Home locations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data)

OVERVIEW

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth (sales in warehouses open for at least one year). Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and our gross margin are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

We also achieve sales growth by opening new warehouses and relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are ameliorated. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

Our financial performance also depends heavily on our ability to control costs. While we believe that we have achieved successes in this area historically, some significant costs are partially outside our control, most particularly health care and utility expenses. With respect to expenses relating to the compensation of our employees, our philosophy is not to seek to minimize the wages and benefits that they earn. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on low margins, modest changes in various items in the income statement, particularly gross margin and selling, general and administrative expenses, can have substantial impacts on net income.

Key items for 2011 included:

•

Net sales increased 14.2% to $87,048, driven by a 10% increase in comparable sales and sales at the 20 net new warehouses opened in fiscal 2011. Net sales were favorably impacted by increases in the price of gasoline and by foreign currencies strengthening against the U.S. dollar;

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

•	Membership fees increased 10.4% to $1,867, primarily due to the increased penetration of the higher-fee Executive Membership program and new membership sign-ups;

•

Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 14 basis points and included a pre-tax last in, first out (LIFO) inventory charge of $87. There was no LIFO charge in 2010;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 31 basis points;

•

Net income attributable to Costco increased 12.2% to $1,462, or $3.30 per diluted share compared to $1,303, or $2.92 per diluted share in 2010. The previously mentioned LIFO charge negatively impacted diluted earnings per share by $0.12;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.205 to $0.24 per share;

•	We repurchased 8,939,000 shares of our common stock, at an average cost of $71.74 per share, totaling approximately $641;

•	The Board of Directors authorized the repurchase of an additional $4,000 of our common stock under a repurchase program expiring in April 2015; and

•

In August 2011, we announced the retirement of Jim Sinegal as our Chief Executive Officer, effective January 1, 2012. The Board of Directors elected Craig Jelinek, currently President and Chief Operating Officer, as President and Chief Executive Officer effective January 1, 2012. Mr. Sinegal will remain with Costco in an advisory role until February 2013. In addition, he will continue to serve on the Board of Directors.

Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Only the 2011 data in the accompanying tables includes Mexico.

Results of Operations

Net Sales

	2011	2010	2009
Net sales	$87,048	$76,255	$69,889
Net sales increase (decrease)	14.2%	9.1%	(1.5%)
Increase (decrease) in comparable sales	10%	7%	(4%)
Warehouse openings, net	20	13	15

2011 vs. 2010

Net Sales

Net sales increased $10,793 or 14.2% during 2011 compared to 2010. Excluding sales of Mexico, the increase would have been 11%. This increase was primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 20 net new warehouses opened during 2011 (24 opened, and four closed, two due to relocation and two temporarily closed for repairs due to damage caused by the March 11, 2011 Japan earthquake, one of which remained closed as of the end of 2011).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Foreign currencies strengthened against the U.S. dollar, which positively impacted net sales during 2011 by approximately $1,308, or 172 basis points. Net sales were also positively impacted by gasoline price increases during 2011 by approximately $1,699, or 223 basis points, which resulted from a 24% increase in the average sales price per gallon.

Our sales results continued to be impacted, albeit to a lesser extent than in 2010, by general economic conditions, and those conditions may continue to have an adverse impact on spending by our members. We believe, however, that due to the nature of our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales, including Mexico for both this year and last year, increased 10% during 2011, and were positively impacted by increases in the average amount spent by our members and in their shopping frequency. The strengthening of foreign currencies favorably impacted comparable sales by approximately $1,260, or 162 basis points during 2011. Gasoline price inflation positively impacted comparable sales results by approximately $1,679, or 220 basis points during 2011. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

2010 vs. 2009

Net Sales

Net sales increased $6,366 or 9.1% during 2010 compared to 2009. The increase was primarily attributable to an increase in comparable warehouse sales and the remainder primarily from sales at the 13 net new warehouses opened during 2010 (14 opened and one closed due to a relocation).

Foreign currencies strengthened against the U.S. dollar, which positively impacted net sales during 2010 by approximately $1,570 or 225 basis points. Net sales were also positively impacted by gasoline price inflation during 2010 by approximately $895, or 128 basis points, which resulted from a 17% increase in the average sales price per gallon.

Comparable Sales

Comparable sales increased 7% in 2010 and were positively impacted primarily by an increase in shopping frequency. Strengthening foreign currencies positively impacted comparable sales by approximately $1,510, or 217 basis points, in 2010. Gasoline price inflation positively impacted comparable sales results by approximately $882, or 126 basis points, during 2010. Reported comparable sales growth includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	2011	2010	2009
Membership fees	$1,867	$1,691	$1,533
Membership fees increase	10.4%	10.3%	1.8%
Membership fees as a percent of net sales	2.15%	2.22%	2.19%
Total cardholders (000’s)	64,000	58,000	56,000

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2011 vs. 2010

Membership fees increased 10.4% in 2011. Excluding membership fees from Mexico, the increase would have been 8.3% in 2011. This increase was due to the higher penetration of our higher-fee Executive Membership program and the additional membership sign-ups at the 20 net new warehouses opened during 2011. Our member renewal rates are consistent with recent years, currently at 89% in the U.S. and Canada, and approximately 86% on a worldwide basis.

Foreign currencies strengthened against the U.S. dollar, which positively impacted membership fees in 2011 by approximately $30.

2010 vs. 2009

Membership fees increased 10.3% in 2010 compared to 2009. Membership fees in 2010 were positively impacted due to the increased penetration of our higher-fee Executive Membership program, the continued benefit of membership sign-ups at warehouses opened in 2009, a 2009 $27 charge to membership fees related to a litigation settlement concerning our membership renewal policy, and the additional membership sign-ups at the 13 net new warehouses opened in 2010. Our member renewal rate at the end of 2010 was 88% in the U.S. and Canada. Foreign currencies strengthened against the U.S. dollar in 2010, which positively impacted membership fees by approximately $36.

Gross Margin

	2011	2010	2009
Gross margin	$9,309	$8,260	$7,554
Gross margin increase	12.7%	9.4%	1.1%
Gross margin as a percent of net sales	10.69%	10.83%	10.81%

2011 vs. 2010

Gross margin as a percent of net sales decreased 14 basis points compared to 2010. Gross margin for core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percent of core merchandise sales, rather than total net sales, increased 18 basis points, primarily due to hardlines and food and sundries. However, when the core merchandise gross margin is expressed as a percentage of total net sales, it decreased two basis points from the prior year due primarily to the increased sales penetration of the lower-margin gasoline business. Warehouse ancillary and other businesses gross margins decreased by two basis points as a percent of total net sales. The gross margin comparison was negatively impacted by $87 or 10 basis points due to a LIFO inventory charge recorded in 2011. The charge resulted from higher costs for our merchandise inventories, primarily food and sundries and gasoline. There was no LIFO inventory charge recorded in 2010.

Excluding the impact of consolidating Mexico, the gross margin comparison as a percent of net sales would have been a decrease of 18 basis points during 2011. Foreign currencies strengthened against the U.S. dollar, which positively impacted gross margin in 2011 by approximately $149.

2010 vs. 2009

Gross margin as a percent of net sales increased two basis points compared to 2009. Gross Margin for core merchandise categories, when expressed as a percent of core merchandise sales, rather than

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

total net sales, increased 25 basis points year-over-year, with all categories showing increases. However, the increased sales penetration of the lower margin gasoline business caused this increase to be only six basis points when expressed as a percent of total net sales. Warehouse ancillary businesses gross margins increased by three basis points as a percent of total net sales. In addition, gross margin comparisons were negatively impacted by five basis points due to a favorable $32 LIFO adjustment in 2009 compared to no LIFO adjustment in 2010. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive Members negatively affected gross margin by two basis points. Foreign currencies strengthened against the U.S. dollar in 2010, which positively impacted gross margin by approximately $183.

Selling, General and Administrative Expenses

	2011	2010	2009
Selling, general and administrative expenses	$8,682	$7,840	$7,252
SG&A as a percent of net sales	9.97%	10.28%	10.38%

2011 vs. 2010

SG&A expenses as a percent of net sales decreased 31 basis points compared to 2010; excluding the effect of gasoline price inflation on net sales, the decrease was 11 basis points. The year-over-year decrease was due to a 15 basis point improvement in our warehouse operating costs, largely payroll. This improvement was partially offset by a non-recurring benefit of $24, or three basis points, recorded in fiscal 2010 related to the refund of a previously recorded Canadian employee tax liability.

The consolidation of Mexico, which compared to our other operating segments has lower SG&A expenses as a percent of its own net sales, favorably impacted SG&A expenses as a percent of net sales by seven basis points in 2011. Foreign currencies strengthened against the U.S. dollar, which negatively impacted SG&A during 2011 by approximately $116.

2010 vs. 2009

SG&A expenses as a percent of net sales improved ten basis points compared to 2009; excluding the effect of gasoline price inflation on net sales SG&A expense increased three basis points. Warehouse operating costs, excluding the effect of gasoline price inflation, increased seven basis points, primarily due to higher employee benefit costs, particularly employee healthcare and workers’ compensation. SG&A expense comparisons were positively impacted by six basis points related to: a $24 refund of a previously recorded Canadian employee tax liability; and a $23 charge recorded in 2009 to write down the net realizable value of the cash surrender value of employee life insurance contracts with no comparable charge in 2010. Foreign currencies strengthened against the U.S. dollar, which negatively impacted SG&A for 2010 by approximately $140.

Preopening Expenses

	2011	2010	2009
Preopening expenses	$46	$26	$41

Warehouse openings, including relocations	24	14	19

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses can vary due to the number of warehouse openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Provision for Impaired Assets and Closing Costs, Net

	2011	2010	2009
Warehouse closing expenses	$8	$6	$9
Impairment of long-lived assets	1	2	8

Provision for impaired assets & closing costs, net	$9	$8	$17

This provision primarily includes costs related to: impairment of long-lived assets; future lease obligations, including contract termination costs, of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired. The impairment charge in 2009 primarily related to the closing of our two Costco Home locations.

At the end of 2011 and 2010, the reserve for warehouse closing costs was $5, and primarily related to future lease obligations and other contractual obligations associated with exiting the properties.

Interest Expense

	2011	2010	2009
Interest expense	$116	$111	$108

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes (2007 Senior Notes) issued in fiscal 2007. The 5.3% Senior Notes are due March 15, 2012.

Interest Income and Other, Net

	2011	2010	2009
Interest income	$41	$23	$27
Earnings of affiliates and other, net	19	65	31

Interest income and other, net	$60	$88	$58

2011 vs. 2010

The increase in interest income year-over-year was attributable to increases in our cash and cash equivalents, including short-term investments, slightly higher interest rates, and the consolidation of our Mexico operations. The decrease in earnings of affiliates and other, net is primarily due to the previously discussed change in the accounting treatment of Mexico (see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report). In addition, there were net gains from foreign currency transactions and from derivative forward foreign currency contracts of $9 and $14 during 2011 and 2010, respectively. See Derivatives section in Note 1 to the consolidated financial statements included in Item 8 of this Report.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

2010 vs. 2009

The decrease in interest income was due to lower interest rates on our cash and cash equivalents and short-term investment balances. Interest income also includes a $12 other-than-temporary impairment loss recognized on certain securities within our investment portfolio in 2009. No impairment was recognized in 2010.

The increase in earnings of affiliates and other was primarily due to an increase in earnings from Mexico, which increased due to stronger sales and the Mexican peso strengthening against the U.S. dollar. In addition, there were net gains (losses) from foreign currency transactions and from derivative forward foreign currency contracts of $14 and ($5) in 2010 and 2009, respectively.

Provision for Income Taxes

	2011	2010	2009
Income tax expense	$841	$731	$628
Effective tax rate	35.3%	35.6%	36.4%

The effective tax rate for 2011 was positively impacted by a tax refund received by Mexico. This benefit was offset by various discrete items recognized throughout the year.

The decline in the effective tax rate from 2009 to 2010 was primarily attributable to a change in the mix of earnings between domestic and international operations. The 2009 effective tax rate also included the unfavorable impact of a write-down on investments that were non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	2011	2010
Cash and cash equivalents	$4,009	$3,214
Short-term investments	1,604	1,535

Total	$5,613	$4,749

Our primary sources of liquidity are cash flows generated from warehouse operations and cash and cash equivalents and short-term investment balances. Of these balances, approximately $982 and $862 at the end of 2011 and 2010, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal year.

Net cash provided by operating activities totaled $3,198 in 2011 compared to $2,780 in 2010, an increase of $418. This increase was primarily attributable to a $219 increase in net income including noncontrolling interests, an $87 increase from the change in other current operating assets and liabilities, a $77 increase in deferred income taxes, and a $60 increase in depreciation and amortization, partially offset by an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) of $70.

Net cash used in investing activities totaled $1,180 in 2011 compared to $2,015 in 2010, a decrease of $835. This decrease in cash used was primarily attributable to an $896 decrease in cash used in the

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

net investment in short-term investments and a $165 cash increase representing the cash and cash equivalents on Mexico’s balance sheet as of August 29, 2010, partially offset by an increase in cash used for capital expenditures of $235. Mexico was consolidated as of the beginning of fiscal 2011 due to the adoption of a new accounting standard. See discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

Net cash used in financing activities totaled $1,277 in 2011 compared to $719 in 2010, an increase of $558. This increase was primarily attributable to a $73 increase in cash used to repurchase Costco’s common stock and a $519 reduction in the amount of bank checks outstanding. The reduction in bank checks outstanding is due to maintaining higher balances in banks on which our checks are drawn.

Exchange rate changes increased cash and cash equivalents by $54 in 2011, compared to an increase of $11 in 2010, an increase of $43. This increase was due to the strengthening of foreign currencies against the U.S. dollar during 2011.

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of $2,646 and $1,972 at the end of 2011 and 2010, respectively, of certain non-U.S. consolidated subsidiaries and other entities, including our 50% owned investment in Mexico, as such earnings are deemed by us to be indefinitely reinvested. Cash and cash equivalents and short-term investments held by these consolidated subsidiaries and other entities may not be available to be used for certain financing activities such as the repayment of short-term debt or to repurchase common stock. At August 28, 2011, cash and cash equivalent balances and short-term investments of $1,828 were held by these non-U.S. consolidated subsidiaries and other entities.

Dividends

In April 2011, our Board of Directors increased our quarterly cash dividend from $0.205 to $0.24 per share. Our quarterly cash dividends paid in 2011 totaled $0.89 per share, as compared to $0.77 per share in 2010.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Contractual Obligations

As of August 28, 2011, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2012	2013 to 2014	2015 to 2016	2017 and thereafter	Total
Purchase obligations (merchandise)(1)	$5,879	$—	$—	$—	$5,879
Long-term debt(2)	1,011	126	126	1,329	2,592
Operating leases(3)	183	357	317	1,850	2,707
Purchase obligations (property, equipment, services and other)(4)	324	71	19	—	414
Construction commitments	191	—	—	—	191
Capital lease obligations(2)	13	26	26	311	376
Other(5)	5	4	2	32	43

Total	$7,606	$584	$490	$3,522	$12,202

(1)	Includes open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts commonly referred to as common area maintenance, taxes, and insurance and have been reduced by $183 to reflect sub-lease income.

(4)

The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)

Consists of $31 in asset retirement obligations, $9 in deferred compensation obligations and $3 of current unrecognized tax benefits relating to uncertain tax positions. The total amount excludes $50 of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Expansion Plans

Our primary requirement for capital is the financing of land, buildings, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,400 to $1,600 during fiscal 2012 for real estate, construction, remodeling, and equipment for warehouses and related operations. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

We plan to open up to 20 net new warehouses in 2012, and at least one relocation of an existing warehouse to a larger and better-located facility. In addition, the closed warehouse in Japan is expected to re-open in the third quarter of fiscal 2012.

We opened 20 net new warehouses in 2011 and spent $1,290 on capital expenditures.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Bank Credit Facilities and Commercial Paper Programs

	Credit Facility Description	Expiration Date	Credit Line Activity at August 28, 2011					Applicable Interest Rate
Entity			Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit
U.S.	Uncommitted Standby LC	N/A	$17	$17	$—	$—	$—	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	21	—	29	N/A
Australia(1)	Guarantee Line	N/A	10	2	—	—	8	N/A
Canada(1)(3)	Multi-Purpose Line	N/A	30	22	—	—	8	2.35%
Japan(1)(4)	Revolving Credit	February-12	72	—	—	—	72	0.58%
Japan(1)	Bank Guaranty	March-12	20	20	—	—	—	N/A
Japan(1)	Revolving Credit	February-12	46	—	—	—	46	0.58%
Japan(2)	Commercial LC	N/A	1	—	—	—	1	N/A
Korea(1)	Multi-Purpose Line	March-12	11	1	1	—	9	4.39%
Mexico	Commercial LC	October-11	3	—	—	—	3	N/A
Mexico	Commercial LC	N/A	3	—	—	—	3	N/A
Taiwan	Multi-Purpose Line	January-12	24	10	—	—	14	2.75%
Taiwan	Multi-Purpose Line	July-12	17	3	—	—	14	2.79%
United Kingdom	Uncommitted Money Market Line	N/A	32	—	—	—	32	3.10%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	—	49	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	3	3	—	—	—	N/A
United Kingdom	Commercial LC	N/A	3	1	—	—	2	N/A

		TOTAL	$391	$79	$22	$—	$290

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.

(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.

(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.

(4)	This credit facility’s total facility amount will decrease to approximately $26 in November 2011.

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

For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit. Our letter of credit facilities consisted of the following at August 28, 2011 and August 29, 2010:

	2011	2010
Total credit facilities for commercial and standby letter of credit	$138	$123
Outstanding commitments under these facilities(1)	101	79

(1)	Includes $79 and $70 of standby letters of credit at the end of 2011 and 2010, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Financing Activities

In March 2011, we reclassified our $900 5.3% Senior Notes due March 15, 2012, originally issued in February 2007, to a current liability within the current portion of long-term debt within the consolidated balance sheets to reflect its maturity of less than one year. Upon maturity, we intend to repay the outstanding principal balance and associated interest with our existing liquidity sources of cash and cash equivalents and short-term investments balances.

In April 2010, our Japanese subsidiary paid the outstanding principal and interest balances totaling $44 related to the 0.92% promissory notes due April 2010, originally issued in April 2003.

In June 2008, our Japanese subsidiary entered into a ten-year term loan in the amount of $39, with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.79% and 0.84% at the end of 2011 and 2010, respectively) on the outstanding balance. Interest is payable semi-annually in December and June and principal is due in June 2018.

In October 2007, our Japanese subsidiary issued promissory notes through a private placement in the amount of $85, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. We guarantee all of the financial instruments issued by our Japanese subsidiary.

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

In August 1997, we sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 878,000 shares of Costco Common Stock at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require us to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. At our option, we may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 28, 2011, $862 in principal amount of Zero Coupon Notes had been converted by note holders into shares of Costco Common Stock, of which the principal converted during 2011, 2010 and 2009 is detailed in the table below:

	2011	2010	2009
Principal converted during period	$3	$1	$25
Principal converted, including the related debt discount	$2	$1	$19
Shares issued upon conversion (000’s)	65	18	562

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

Derivatives

We are exposed to foreign currency exchange-rate fluctuations in the normal course of business. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign-exchange on known future expenditures denominated in a foreign currency. The contracts are intended primarily to economically hedge our exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries or other entities whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the consolidated financial statements included in Item 8 of this Report for additional information on the fair value of open, unsettled forward foreign-exchange contracts as of August 28, 2011, and August 29, 2010.

We are exposed to risks due to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for approximately 36% of our warehouses and other facilities, primarily in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

In April 2011, our Board of Directors authorized a new stock repurchase program in the amount of $4,000, expiring in April 2015, bringing total authorizations by our Board of Directors since inception of the program in 2001 to $10,800. The authorization in April 2011 revoked previously authorized but unused amounts totaling $792.

During 2011, we repurchased 8,939,000 shares of common stock, at an average price of $71.74 per share, totaling approximately $641. During 2010, we repurchased 9,943,000 shares of common stock, at an average price of $57.14 per share, totaling approximately $568. The remaining amount available to be purchased under our approved plan was $3,706 at the end of 2011. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

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

Revenue Recognition

We generally recognize sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members that under common trade practices are referred to as sales taxes are recorded on a net basis.

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

Our Executive members qualify for a 2% reward (which can be redeemed only at Costco warehouses), up to a maximum of approximately $500 per year, on qualified purchases made at Costco. We account for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. We employ a methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or issuer conditions deteriorate, we may incur future impairments.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. We believe the LIFO method

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and warehouse number data) (Continued)

more fairly presents the results of operations by more closely matching current costs with current revenues. We record an adjustment each quarter, if necessary, for the estimated effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end. Due to inflation, in 2011 the merchandise inventories valued at LIFO were lower than the FIFO value, resulting in a charge to merchandise costs of $87. During 2009, due to overall net deflationary trends, the Company recorded a $32 benefit to merchandise costs to adjust inventories valued at LIFO. At the end of 2010 and 2009, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

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

Insurance/Self-Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors and officers liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

See discussion of Recent Accounting Pronouncements in Note 1 to the consolidated financial statements included in Item 8 of this Report.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from fluctuations in interest and foreign currency exchange rates. We do not engage in speculative or leveraged transactions or hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified among money market funds, U.S. government and agency securities, Federal Deposit Insurance Corporation insured corporate notes, and corporate notes and bonds with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest rate securities. These securities are subject to changes in fair value due to interest rate fluctuations. A revised investment policy was approved in December 2007 by our Board of Directors, limiting future investments to direct U.S. government and government agency obligations, repurchase agreements collateralized by U.S. government and government agency obligations, and U.S. government and government agency money market funds.

The investment policies of our subsidiaries are consistent with our primary objective to preserve principal and secondarily to generate yields. Our wholly-owned insurance subsidiary invests in U.S. government and government agency obligations, corporate notes and bonds, and asset and mortgage-backed securities with a minimum overall portfolio average credit rating of AA+. All of our foreign subsidiaries’ investments are primarily in money market funds, investment grade securities, bankers’ acceptances, bank certificates of deposit and term deposits, all denominated in their local currencies. Additionally, our Canadian subsidiary may invest a portion of its investments in U.S. dollar investment grade securities and bank term deposits to meet current U.S. dollar obligations.

Because most of our investments in cash and cash equivalents are short-term, interest rate changes are less likely to be material to our financial statements. Based on our overnight investments and bank balances within cash and cash equivalents at the end of 2011 and 2010, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $29 and $23 (pre-tax), respectively, to interest income on an annual basis. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.

The nature and amount of our long and short-term debt may vary as a result of future business requirements, market conditions and other factors. As of the end of 2011, our fixed-rate long-term debt included: $1,100 of 5.5% Senior Notes carried at $1,097; $900 of 5.3% Senior Notes carried at $900; $38 principal amount at maturity of 3.5% Zero Coupon Convertible Subordinated Notes carried at $31; and additional notes totaling $86. Additionally, our variable rate long-term debt included a 0.35% over Yen Tibor (6-month) Term Loan of $39. Fluctuations in interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long and short-term debt.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (Continued)

Foreign Currency-Exchange Risk

Our foreign subsidiaries conduct limited transactions in their non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign exchange contracts, seeking to hedge the impact of fluctuations on known future expenditures denominated in a foreign currency. As of August 28, 2011, and August 29, 2010, we held forward foreign exchange contracts with a notional amount of $247 and $225, respectively. At the end of 2011, the fair value of assets and liabilities recorded on our consolidated balance sheets were $1 and $2, respectively. At the end of 2010, the fair value of assets and liabilities were $1 and $3, respectively. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 28, 2011 and August 29, 2010, would have decreased the fair value of the contracts by $25 and $23, respectively.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 28, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 28, 2011. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the financial statements in Item 8 of this Report.

/S/ JAMES D. SINEGAL

James D. Sinegal

Chief Executive Officer

/S/ RICHARD A. GALANTI

Richard A. Galanti

Executive Vice President

Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its annual meeting of stockholders to be held on January 26, 2012 (“Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

1.	Financial Statements:

See the listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

2.	Financial Statement Schedules:

All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

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

October 14, 2011

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JAMES D. SINEGAL	October 14, 2011
James D. Sinegal Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 14, 2011
Jeffrey H. Brotman Chairman of the Board

By	/s/ W. CRAIG JELINEK	October 14, 2011
W. Craig Jelinek President, Chief Operating Officer and Director

By	/s/ RICHARD A. GALANTI	October 14, 2011
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 14, 2011
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ BENJAMIN S. CARSON, SR., M.D.	October 14, 2011
Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 14, 2011
Susan L. Decker Director

By	/S/ DANIEL J. EVANS	October 14, 2011
Daniel J. Evans Director

By	/S/ WILLIAM H. GATES	October 14, 2011
William H. Gates Director

By	/S/ HAMILTON E. JAMES	October 14, 2011
Hamilton E. James Director

By	/S/ RICHARD M. LIBENSON	October 14, 2011
Richard M. Libenson Director

By	/S/ JOHN W. MEISENBACH	October 14, 2011
John W. Meisenbach Director

By	/S/ CHARLES T. MUNGER	October 14, 2011
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 14, 2011
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 14, 2011
Jill S. Ruckelshaus Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 28, 2011 and August 29, 2010 and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the 52-week periods ended August 28, 2011, August 29, 2010, and August 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of August 28, 2011 and August 29, 2010, and the results of their operations and their cash flows for the 52-week periods ended August 28, 2011, August 29, 2010, and August 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

October 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s internal control over financial reporting as of August 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 28, 2011 and August 29, 2010, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the 52-week periods ended August 28, 2011, August 29, 2010, and August 30, 2009, and our report dated October 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

October 14, 2011

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

	August 28, 2011	August 29, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,009	$3,214
Short-term investments	1,604	1,535
Receivables, net	965	884
Merchandise inventories	6,638	5,638
Deferred income taxes and other current assets	490	437

Total current assets	13,706	11,708

PROPERTY AND EQUIPMENT
Land	3,819	3,484
Buildings and improvements	10,278	9,096
Equipment and fixtures	4,002	3,513
Construction in progress	269	267

	18,368	16,360
Less accumulated depreciation and amortization	(5,936)	(5,046)

Net property and equipment	12,432	11,314

OTHER ASSETS	623	793

TOTAL ASSETS	$26,761	$23,815

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term borrowings	$0	$26
Accounts payable	6,544	5,947
Current portion of long-term debt	900	0
Accrued salaries and benefits	1,758	1,571
Accrued sales and other taxes	335	322
Other current liabilities	1,540	1,328
Deferred membership fees	973	869

Total current liabilities	12,050	10,063
LONG-TERM DEBT, excluding current portion	1,253	2,141
DEFERRED INCOME TAXES AND OTHER LIABILITIES	885	681

Total liabilities	14,188	12,885

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized 434,266,000 and 433,510,000 shares issued and outstanding	2	2
Additional paid-in capital	4,516	4,115
Accumulated other comprehensive income	373	122
Retained earnings	7,111	6,590

Total Costco stockholders’ equity	12,002	10,829
Noncontrolling interests	571	101

Total equity	12,573	10,930

TOTAL LIABILITIES AND EQUITY	$26,761	$23,815

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

	52 weeks ended August 28, 2011	52 weeks ended August 29, 2010	52 weeks ended August 30, 2009
REVENUE
Net sales	$87,048	$76,255	$69,889
Membership fees	1,867	1,691	1,533

Total revenue	88,915	77,946	71,422
OPERATING EXPENSES
Merchandise costs	77,739	67,995	62,335
Selling, general and administrative	8,682	7,840	7,252
Preopening expenses	46	26	41
Provision for impaired assets and closing costs, net	9	8	17

Operating income	2,439	2,077	1,777
OTHER INCOME (EXPENSE)
Interest expense	(116)	(111)	(108)
Interest income and other, net	60	88	58

INCOME BEFORE INCOME TAXES	2,383	2,054	1,727
Provision for income taxes	841	731	628

Net income including noncontrolling interests	1,542	1,323	1,099
Net income attributable to noncontrolling interests	(80)	(20)	(13)

NET INCOME ATTRIBUTABLE TO COSTCO	$1,462	$1,303	$1,086

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$3.35	$2.97	$2.50

Diluted	$3.30	$2.92	$2.47

Shares used in calculation (000’s)
Basic	436,119	438,611	433,988
Diluted	443,094	445,970	440,454
Dividends per share	$0.89	$0.77	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 31, 2008	432,513	$2	$3,543	$288	$5,361	$9,194	$80	$9,274
Comprehensive Income:
Net income					1,086	1,086	13	1,099
Unrealized gain on short-term investments, net of ($2) tax				3		3	0	3
Foreign-currency translation adjustment and other				(181)		(181)	(4)	(185)

Comprehensive income						908	9	917
Stock options exercised and release of vested restricted stock units, including tax effects	3,794	0	75			75		75
Conversion of convertible notes	562	0	19			19		19
Repurchases of common stock	(895)	0	(7)		(50)	(57)		(57)
Stock-based compensation			181			181		181
Cash dividends					(296)	(296)		(296)
Distribution to noncontrolling interest							(9)	(9)

BALANCE AT AUGUST 30, 2009	435,974	2	3,811	110	6,101	10,024	80	10,104
Comprehensive Income:
Net income					1,303	1,303	20	1,323
Unrealized gain on short-term investments, net of ($1) tax				3		3	0	3
Foreign-currency translation adjustment and other				9		9	1	10

Comprehensive income						1,315	21	1,336
Stock options exercised and release of vested restricted stock units, including tax effects	7,461	0	205			205		205
Conversion of convertible notes	18	0	1			1		1
Repurchases of common stock	(9,943)	0	(92)		(476)	(568)		(568)
Stock-based compensation			190			190		190
Cash dividends					(338)	(338)		(338)

BALANCE AT AUGUST 29, 2010	433,510	2	4,115	122	6,590	10,829	101	10,930
Initial consolidation of noncontrolling interest in Costco Mexico						0	357	357
Comprehensive Income:
Net income					1,462	1,462	80	1,542
Unrealized gain on short-term investments, net of ($1) tax				1		1	0	1
Foreign-currency translation adjustment and other				250		250	24	274

Comprehensive income						1,713	104	1,817
Stock options exercised and release of vested restricted stock units, including tax effects	9,630	0	281			281		281
Conversion of convertible notes	65	0	2			2		2
Repurchases of common stock	(8,939)	0	(89)		(552)	(641)		(641)
Stock-based compensation			207			207		207
Cash dividends					(389)	(389)		(389)
Investment by noncontrolling interest							9	9

BALANCE AT AUGUST 28, 2011	434,266	$2	$4,516	$373	$7,111	$12,002	$571	$12,573

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	52 Weeks ended August 28, 2011	52 Weeks ended August 29, 2010	52 Weeks ended August 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,542	$1,323	$1,099
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	855	795	728
Stock-based compensation	207	190	181
Undistributed equity earnings in joint ventures	(1)	(42)	(33)
Excess tax benefits on stock-based awards	(45)	(10)	(2)
Other non-cash operating activities, net	24	2	46
Deferred income tax expense	84	7	70
Changes in operating assets and liabilities, net of the initial consolidation of Costco Mexico at the beginning of fiscal 2011:
Increase in merchandise inventories	(642)	(213)	(394)
Increase in accounts payable	804	445	255
Other operating assets and liabilities, net	370	283	142

Net cash provided by operating activities	3,198	2,780	2,092

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,290)	(1,055)	(1,250)
Increase resulting from initial consolidation of Costco Mexico	165	0	0
Proceeds from the sale of property and equipment	16	4	7
Purchases of short-term investments	(3,276)	(2,693)	(1,806)
Maturities of short-term investments	2,614	1,428	1,780
Sales of investments	602	309	183
Other investing activities, net	(11)	(8)	(15)

Net cash used in investing activities	(1,180)	(2,015)	(1,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(514)	5	(22)
Repayments of short-term borrowings	(105)	(73)	(1,777)
Proceeds from short-term borrowings	79	81	1,669
Repayments of long-term debt	0	(84)	(6)
Cash dividend payments	(389)	(338)	(296)
Investment by (distribution to) noncontrolling interests	9	0	(9)
Excess tax benefits on stock-based awards	45	10	2
Proceeds from stock-based awards, net of minimum tax withholdings	224	193	69
Repurchases of common stock	(624)	(551)	(69)
Other financing activities, net	(2)	38	0

Net cash used in financing activities	(1,277)	(719)	(439)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54	11	(14)

Net increase in cash and cash equivalents	795	57	538
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,214	3,157	2,619

CASH AND CASH EQUIVALENTS END OF YEAR	$4,009	$3,214	$3,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $9, $11, and $8 interest capitalized in 2011, 2010, and 2009, respectively)	$111	$110	$104
Income taxes	$742	$637	$565
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) Increase in accrued property and equipment	$(10)	$24	$20
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$2	$1	$19
Property acquired under capital leases	$0	$90	$72
Unsettled repurchases of common stock	$17	$17	$0

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance concerning whether a company’s variable interest(s) in an entity constitute a controlling financial interest. The Company adopted this guidance on August 30, 2010 (at the beginning of its fiscal year 2011). As a result of the adoption, the Company determined that its 50%-owned joint venture, Costco Mexico (Mexico), would be consolidated on a prospective basis beginning August 30, 2010. Costco operates 32 warehouses in Mexico similar to Costco warehouses operated elsewhere.

Historically, the Company accounted for its 50% interest in Mexico under the equity method of accounting. The Company’s equity method investment in Mexico included in other assets in the accompanying consolidated balance sheet as of August 29, 2010 totaled $357, which was derecognized as part of the initial consolidation of the joint venture on August 30, 2010. Total assets and liabilities increased by approximately 3% due to the initial consolidation and the 50% noncontrolling interest in Mexico of $357 was recorded as a component of equity as a result of the initial consolidation. The initial consolidation of Mexico had no impact on net income or net income per common share attributable to Costco (Net Income). The Company’s net income excludes income attributable to noncontrolling interests in its operations in Mexico, Korea, and Taiwan. In December 2010, the Company and its 50% joint venture partner amended the Mexico joint venture agreements. As a result, the Company obtained, subject to certain continuing conditions, majority-voting control of the joint venture. As the Company had previously consolidated the joint venture, these amendments did not impact the Company’s consolidated financial statements.

The Company operates membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills, self-service facilities. At August 28, 2011, Costco operated 592 warehouses worldwide which included: 429 U.S. locations (in 40 U.S. states and Puerto Rico), 82 Canadian locations (in nine Canadian provinces), 32 Mexico locations, 22 United Kingdom locations, nine Japan locations, eight Taiwan locations, seven Korea locations, and three Australia locations.

Fiscal Year End

The Company’s fiscal year ends on the Sunday closest to August 31. References to 2011, 2010, and 2009 relate to the 52-week fiscal years ended August 28, 2011, August 29, 2010, and August 30, 2009, respectively.

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

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of less than one week. Credit and debit card receivables were $982 and $862 at the end of 2011 and 2010, respectively.

Short-term Investments

In general, short-term investments have a maturity of three months to five years at the date of purchase. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and all are recorded in interest income and other, net in the consolidated statements of income. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed rate debt.

The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including the presentation of required disclosures, in its consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are:

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

Level 2 includes assets and liabilities where quoted market prices are unobservable but observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, or could be obtained from data providers or pricing vendors. The Company’s Level 2 assets and liabilities primarily include United States (U.S.) government and agency securities, Federal Deposit Insurance Corporation (FDIC) insured corporate bonds, investments in corporate notes and bonds, asset and mortgage-backed securities, and forward foreign exchange contracts. Valuation methodologies are based on “consensus pricing,” using market prices from a variety of industry-standard independent data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data, for which the Company typically receives independent external valuation information.

Level 3 is comprised of significant unobservable inputs for valuations from the Company’s independent data and a primary pricing vendor that are also supported by little, infrequent, or no market activity. Management considers indicators of significant unobservable inputs such as the lengthening of maturities, later-than-scheduled payments, and any remaining individual securities that have otherwise matured, as indicators of Level 3. Assets and liabilities are considered Level 3 when their fair value inputs are unobservable, unavailable or management concludes that even though there may be some observable inputs, an item should be classified as a Level 3 based on other indicators of significant unobservable inputs, such as situations involving limited market activity, where determination of fair value requires significant judgment or estimation. The Company utilizes the services of a primary pricing vendor, which does not provide access to its proprietary valuation models, inputs and assumptions. While the Company is not provided access to proprietary models of the vendor, the Company reviewed and contrasted pricing received with other pricing sources to ensure accuracy of each asset class for which prices are provided. The Company’s review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process that is continually performed for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. The Company believes that the prices received from the primary pricing vendor are representative of exit prices in accordance with authoritative guidance, and are classified appropriately in the fair value hierarchy.

Our current financial liabilities have fair values that approximate their carrying values. Our long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price less unamortized discount.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Receivables, net

Receivables consist of the following at the end of 2011 and 2010:

	2011	2010
Vendor receivables, and other	$487	$448
Reinsurance receivables	201	196
Receivables from governmental entities	98	64
Other receivables	96	103
Third-party pharmacy receivables	86	75
Allowance for doubtful accounts	(3)	(2)

Receivables, Net	$965	$884

Vendor receivables include payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements and are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount and as a component of merchandise costs as the merchandise is sold. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by other systematic approach.

Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The receivable balance represents amounts ceded through reinsurance arrangements, and are reflected on a gross basis, separate from the amounts assumed under reinsurance, which are presented on a gross basis within other current liabilities on the consolidated balance sheets.

Receivables from governmental entities largely consists of various tax related items.

Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies for the amount above their co-pay, which is collected at the point-of-sale.

Amounts are recorded net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2011, 2010, or 2009.

Merchandise Inventories

Merchandise inventories consist of the following at the end of 2011 and 2010:

	2011	2010
United States (primarily LIFO)	$4,548	$4,150
Foreign (FIFO)	2,090	1,488

Merchandise Inventories	$6,638	$5,638

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

Due to inflation in 2011, the merchandise inventories valued at LIFO were lower than the FIFO value, resulting in a charge to merchandise costs of $87. During 2009, due to overall net deflationary trends, the Company recorded a $32 benefit to merchandise costs to adjust inventories valued at LIFO. At the end of 2010, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment when relocating or closing a warehouse or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

to be held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the group’s net carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or other valuation techniques. In 2011, 2010, and 2009, the Company recorded impairment charges of $1, $2, and $11, respectively, included in provision for impaired assets and closing costs, net and interest income and other in the consolidated statements of income. In 2009, the charge was primarily related to the closure of its two Costco Home locations in July 2009.

Assets classified as held for sale were not material as of August 28, 2011 or August 29, 2010.

Other Assets

Other assets consist of the following at the end of 2011 and 2010:

	2011	2010
Prepaid rents, lease costs, and long-term deposits	$211	$186
Tax-related assets	179	18
Goodwill, net	74	71
Cash surrender value of life insurance	64	65
Other	95	96
Investment in Mexico	0	357

Other Assets	$623	$793

As previously discussed, the Company began consolidating Mexico at the beginning of 2011, on a prospective basis. The amount of retained earnings that represented undistributed earnings of Mexico was $307 at the end of 2010. The Company did not make any capital contributions to its investment in Mexico in 2010 or 2009. The investments and equity in earnings of other unconsolidated joint ventures are not material.

Tax-related assets represent amounts deposited with taxing authorities in connection with ongoing income tax audits and the Company’s long term deferred tax assets.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, included in accounts payable at the end of 2011 and 2010 are $108 and $617, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance program, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors and officers liability, vehicle liability, and employee health care benefits. The reinsurance agreement is one year in duration and new agreements are entered into by each participant at their discretion at the commencement of the next fiscal year. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2011 and 2010, these insurance liabilities were $595 and $541 in the aggregate, respectively, and were included in accounts payable, accrued salaries and benefits, and other current liabilities on the consolidated balance sheets, classified based on their nature.

The Company’s wholly-owned captive insurance subsidiary (the captive) receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party members. The member agreements and practices of the reinsurance program limit any participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the annual agreement.

Other Current Liabilities

Other current liabilities consist of the following at the end of 2011 and 2010:

	2011	2010
Accrued member rewards	$602	$522
Insurance-related liabilities	276	263
Tax-related liabilities	122	79
Cash card liability	112	100
Deferred sales	141	98
Other current liabilities	96	86
Vendor consideration liabilities	66	57
Sales return reserve	74	72
Interest payable	51	51

Other Current Liabilities	$1,540	$1,328

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries or other entities whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of forward foreign-exchange contracts were $247 and $225 at the end of 2011 and 2010, respectively.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 28, 2011, and August 29, 2010.

The amount of net foreign-currency transaction gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to forward foreign-exchange contracts were nominal in 2011, 2010 and 2009. These gains and losses are largely offset by the impact of revaluing related foreign currency denominated payables, which are also recognized in interest income and other, net.

The Company is exposed to risks due to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for approximately 36% of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Foreign-Currency

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income. Revenues and expenses of the Company’s consolidated foreign operations are translated at average rates of exchange prevailing during the year.

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and liabilities denominated in currencies other than the functional currency, generally the U.S. dollar payables of consolidated subsidiaries to their functional currency, in interest income and other, net in the accompanying consolidated statements of income. These gains and losses were $8 and $13 in 2011 and 2010, respectively and not significant in 2009.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company generally recognizes sales, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales included in other current liabilities on the consolidated balance sheets until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

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

The Company’s Executive Members qualify for a 2% reward (up to a maximum of approximately five hundred dollars per year on qualified purchases made at Costco), which can be redeemed at Costco warehouses. The Company accounts for this reward as a reduction in sales, with the related accrued member rewards liability included in other current liabilities on the consolidated balance sheets. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The net reduction in sales was $790, $688, and $610 in 2011, 2010, and 2009, respectively.

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits and depreciation on production equipment in certain fresh foods and ancillary departments.

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

Stock-Based Compensation

Compensation expense for all stock-based awards granted is recognized using the straight-line method. The fair value of restricted stock units (RSUs) is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period. The fair value of stock options is measured using the Black-Scholes valuation model. While options and RSUs granted to employees generally vest over five years, all grants allow for either daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The historical experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because the estimate is inconsequential in light of historical experience and considering the awards vest on either a daily or quarterly basis. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally has been infrequent. Stock options have a ten-year term. Stock-based compensation expense is predominately included in selling, general and administrative expenses on the consolidated statements of income. See Note 7 for additional information on the Company’s stock-based compensation plans.

Leases

The Company leases land and/or buildings at warehouses and certain other office and distribution facilities primarily under operating leases. Operating leases expire at various dates through 2051, with the exception of one lease in the Company’s United Kingdom subsidiary, which expires in 2151. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third party purchase offer.

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

The Company has entered into four capital leases for warehouse locations, expiring at various dates through 2040. Capital lease assets are included in buildings and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is predominately included in selling, general and administrative expenses. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in other current liabilities and other liabilities. Interest on these obligations is included in interest expense.

Preopening Expenses

Preopening expenses related to new warehouses, new regional offices and other startup operations are expensed as incurred.

Provision for Impaired Assets and Closing Costs, Net

Warehouse closing costs incurred relate principally to expenses associated with the Company’s relocation of certain warehouses (that were not otherwise impaired) to larger and better-located facilities. The provisions for 2011, 2010, and 2009 included charges in the amounts indicated below:

	2011	2010	2009
Warehouse closing expenses	$8	$6	$9
Impairment of long-lived assets	1	2	8

Provision for Impaired Assets and Closing Costs, Net	$9	$8	$17

Warehouse closing expenses primarily relate to accelerated building depreciation based on the shortened useful life through the expected closing date and remaining lease obligations, net of estimated sublease income, for leased locations. At the end of 2011 and 2010, the Company’s reserve for warehouse closing costs was $5 and primarily related to estimated future lease obligations and other estimated contractual obligations associated with exiting the properties.

Interest Income and Other, Net

Interest income and other, net includes:

	2011	2010	2009
Interest income, net	$41	$23	$27
Earnings of affiliates and other, net	19	65	31

Interest Income and Other, Net	$60	$88	$58

As previously discussed, Costco began consolidating Mexico at the beginning of 2011, on a prospective basis. For 2010 and 2009, the equity in earnings of Mexico is included in interest income and other, net in the accompanying consolidated statements of income, and was $41 and $32, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest income and other, net in the consolidated statements of income. The Company generally only invests in debt securities.

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 9 for additional information.

Net Income Attributable to Costco per Common Share

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

Stock Repurchase Programs

Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 6 for additional information.

Recently Adopted Accounting Pronouncements

As discussed above in Note 1, the Company adopted guidance related to consolidation of variable interest entities.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

In October 2009, the FASB issued amended guidance on revenue recognition for multiple-deliverable revenue arrangements. Under this guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling-price method. This guidance also prescribes disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company adopted this guidance at the beginning of its fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Under Level 3 of the fair value measurement hierarchy, the guidance requires disclosure of information on purchases, sales, issuances, and settlements on a gross basis (as opposed to a net basis) in the reconciliation of the assets and liabilities measured. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll-forward activities, which were adopted at the beginning of its third quarter of fiscal 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company plans to adopt this guidance at the beginning of its third quarter of fiscal year 2012. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statement disclosure.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company plans to adopt this guidance at the beginning of its third quarter of fiscal 2012. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and will impact the financial statements’ presentation only.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to early adopt this guidance for its fiscal year 2012 annual impairment test. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2—Investments

The major categories of the Company’s investments are as follows:

Money market mutual funds

The Company invests in money funds that seek to maintain a net asset value of par, while limiting overall exposure to credit, market, and liquidity risks.

U.S. government and agency securities

These U.S. government-secured debt instruments are publically traded and valued. Losses in this category are primarily due to market liquidity and interest rate reductions.

Corporate notes and bonds

The Company evaluates its corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. The vast majority of the Company’s corporate debt securities are rated investment grade by the major rating agencies.

FDIC-insured corporate bonds

These bonds are guaranteed by the full faith and credit of the U.S. government under the FDIC’s Temporary Liquidity Guarantee Program. Losses in this category are primarily due to market liquidity and interest rate reductions.

Asset and mortgage-backed securities

The vast majority of the Company’s asset and mortgage-backed securities have investment grade credit ratings from the major rating agencies. These investments are collateralized by residential real estate, credit card receivables, commercial real estate, foreign mortgage receivables, and lease receivables. Estimates of fair value are based upon a variety of factors including, but not limited to, credit rating of the issuer, internal credit risk, interest rate variation, prepayment assumptions, and the potential for default.

Certificates of deposit

Certificate of deposits are short-term interest-bearing debt instruments issued by various financial institutions with which the Company has an established banking relationship.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

The Company’s investments at the end of 2011 and 2010, were as follows:

2011:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,096	$8	$0	$1,104
Corporate notes and bonds	6	1	0	7
FDIC-insured corporate bonds	208	1	0	209
Asset and mortgage-backed securities	12	0	0	12

Total available-for-sale	1,322	10	0	1,332
Held-to-maturity:
Certificates of deposit	272			272

Total investments	$1,594	$10	$0	$1,604

2010:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,222	$7	$0	$1,229
Corporate notes and bonds	10	1	0	11
FDIC-insured corporate bonds	139	0	0	139
Asset and mortgage-backed securities	23	0	0	23

Total available-for-sale	1,394	8	0	1,402
Held-to-maturity:
Certificates of deposit	133			133

Total investments	$1,527	$8	$0	$1,535

Gross unrealized gains and losses on cash equivalents were not material at August 28, 2011 and August 29, 2010.

The proceeds and gross realized gains and losses from sales of available-for-sale securities during 2011, 2010, and 2009 are provided in the following table:

	2011	2010	2009
Proceeds	$602	$309	$183
Realized gains	1	5	5
Realized losses	0	1	2

During 2009, the Company recognized $12 other-than-temporary impairment losses related to certain enhanced money fund investment securities, which were included in interest income and other, net in the accompanying consolidated statements of income. At the end of 2010, the Company no longer held any of these securities. At the end of 2011 and 2010 the Company’s available-for-sale securities that were in continuous unrealized-loss position were insignificant.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at August 28, 2011 were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$890	$892	$272	$272
Due after one year through five years	426	433	0	0
Due after five years	6	7	0	0

	$1,322	$1,332	$272	$272

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information at the end 2011 and 2010, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of Level 3 financial assets and liabilities were immaterial.

2011:	Level 1	Level 2
Money market mutual funds(1)	$200	$0
Investment in U.S. government and agency securities(3)	0	1,177
Investment in corporate notes and bonds	0	7
Investment in FDIC-insured corporate bonds	0	209
Investment in asset and mortgage-backed securities	0	12
Forward foreign-exchange contracts, in asset position(2)	0	1
Forward foreign-exchange contracts, in (liability) position(2)	0	(2)

Total	$200	$1,404

2010:	Level 1	Level 2
Money market mutual funds(1)	$1,514	$0
Investment in U.S. government and agency securities	0	1,229
Investment in corporate notes and bonds	0	11
Investment in FDIC-insured corporate bonds	0	139
Investment in asset and mortgage-backed securities	0	23
Forward foreign-exchange contracts, in asset position(2)	0	1
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)

Total	$1,514	$1,400

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

(3)	$73 and $1,104 included in cash and cash equivalents and short-term investments, respectively, in the accompanying consolidated balance sheets.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 3—Fair Value Measurement (Continued)

Changes in fair value, including net transfers, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011 and 2010 were immaterial.

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during 2011 and 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets measured during the 2011 and 2010.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during 2011 and 2010 were immaterial.

Note 4—Debt

Bank Credit Facilities and Commercial Paper Programs

The Company enters into various short-term bank credit facilities. At the end of 2011 and 2010, the total amount of credit under these facilities was $391 and $341, respectively. The total amount outstanding was $26 at the end of 2010. There was nothing outstanding at the end of 2011. The various credit facilities provide for applicable interest rates ranging from 0.58% to 4.39% in 2011 and 0.61% to 3.63% in 2010.

Short-Term Borrowings

The weighted average borrowings, maximum borrowings, and weighted average interest rate under all short-term borrowing arrangements were as follows for 2011 and 2010:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
Year ended August 28, 2011
Bank borrowings:
Canada	$6	$4	3.00%
Japan	70	20	0.58
Bank overdraft facility:
United Kingdom	16	4	1.50

Year ended August 29, 2010
Bank borrowings:
Canada	$1	$1	2.75%
Japan	64	39	0.63
Bank overdraft facility:
United Kingdom	5	2	1.50

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

Long-Term Debt

Long-term debt at the end of 2011 and 2010 consisted of the following:

	2011	2010
5.5% Senior Notes due March 2017	$1,097	$1,096
5.3% Senior Notes due March 2012	900	899
2.695% Promissory notes due October 2017	85	77
0.35% over Yen TIBOR (6-month) Term Loan due June 2018	39	35
3.5% Zero Coupon convertible subordinated notes due August 2017	31	32
Other long-term debt	1	2

Total long-term debt	2,153	2,141
Less current portion of 5.3% Senior Notes due March 2012	900	0

Long-term debt, excluding current portion	$1,253	$2,141

In April 2010, the Company’s Japanese subsidiary paid the outstanding principal and interest balances related to the 0.92% promissory notes due April 2010, originally issued in April 2003.

In June 2008, the Company’s Japanese subsidiary entered into a ten-year term loan with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.79% and 0.84% at the end of 2011 and 2010, respectively) on the outstanding balance. Interest is payable semi-annually in December and June and principal is due in June 2018.

In October 2007, the Company’s Japanese subsidiary issued promissory notes through a private placement, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. The Company guarantees all financing instruments issued by its Japanese subsidiary.

In February 2007, the Company issued $900 of 5.3% Senior Notes due March 15, 2012 (2012 Notes) at a discount of $2 and $1,100 of 5.5% Senior Notes due March 15, 2017 (2017 Notes) at a discount of $6 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The discount and issuance costs associated with the Senior Notes are being amortized to interest expense over the terms of those notes. The Company, at its option, may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes. In March 2011, the Company reclassified its 2012 Notes, to a current liability within the current portion of long-term debt of the consolidated balance sheets to reflect its remaining maturity of less than one year.

In August 1997, the Company sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 878,000 shares of Costco Common

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

Stock shares at an initial conversion price of $22.71. Holders of the Zero Coupon Notes may require the Company to purchase the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of purchase) in August 2012. The Company, at its option, may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of August 28, 2011, $862 in principal amount of Zero Coupon Notes had been converted by note holders into shares of Costco Common Stock, of which the principal converted during 2011, 2010 and 2009 is detailed in the table below:

	2011	2010	2009
Principal converted during period	$3	$1	$25
Principal converted, including the related debt discount	$2	$1	$19
Shares issued upon conversion (000’s)	65	18	562

The carrying value and estimated fair value of long-term debt consisted of the following at the end of 2011 and 2010:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2017 Notes	$1,097	$1,314	$1,096	$1,295
2012 Notes	900	924	899	961
Zero Coupon Notes	31	63	32	51
Other long-term debt	125	134	114	122

Total long-term debt	2,153	2,435	2,141	2,429
Less current portion	900	924	0	0

Long-term debt, excluding current portion	$1,253	$1,511	$2,141	$2,429

The estimated fair value of the zero coupon notes is based upon quoted market prices. All of the Company’s other debt obligations are based upon quoted market prices of similar types of borrowing arrangements.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2012	$900
2013	0
2014	0
2015	0
2016	0
Thereafter	1,253

Total	$2,153

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 5—Leases

Operating Leases

The aggregate rental expense and sublease income related to certain of its operating lease arrangements, for 2011, 2010 and 2009 are as follows:

	Aggregate rental expense	Sublease income(1)
2011	$208	$10
2010	187	10
2009	177	10

(1)	Included in interest income and other, net

Contingent rents are not material.

Capital Leases

Gross assets recorded under these leases were $170 and $169, at the end of 2011 and 2010, respectively. These assets are recorded net of accumulated amortization of $13 and $7 at the end of 2011 and 2010, respectively.

Future minimum payments, net of sub-lease income of $183 for all years combined, during the next five fiscal years and thereafter under non-cancelable operating leases with terms of at least one year and capital leases, at the end of 2011, were as follows:

	Operating leases	Capital lease obligations
2012	$183	$13
2013	182	13
2014	175	13
2015	162	13
2016	155	13
Thereafter	1,850	311

Total	$2,707	376

Less amount representing interest		(207)

Net present value of minimum lease payment		169
Less current installments(1)		(3)

Long-term capital lease obligations less current installments(2)		$166

(1)	Included in other current liabilities.

(2)	Included in deferred income taxes and other liabilities.

Certain leases may require the Company to incur costs to return leased property to its original condition, such as the removal of gas tanks. Estimated asset retirement obligations associated with these leases, which amounted to $31 and $26 at the end of 2011 and 2010, respectively, are recorded and included in deferred income taxes and other liabilities on the consolidated balance sheets.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 6—Stockholders’ Equity

Dividends

The Company’s current quarterly dividend rate is $0.24 per share.

Stock Repurchase Programs

The Company’s stock repurchase activity during 2011, 2010, and 2009 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2011	8,939	$71.74	$641
2010	9,943	57.14	568
2009	895	63.84	57

These amounts differ from the stock repurchase balances in the consolidated statements of cash flows to the extent that repurchases had not settled at the end of the fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to share repurchase plans under SEC Rule 10b5-1. Repurchased shares are retired.

Amounts remaining under stock repurchase authorizations of the Board of Directors at the end of 2011 are detailed below:

Date Authorized	Amount Authorized	Amount Repurchased	Amount Remaining
Prior to November 2007	$4,800	$4,800	$0
November 2007 (expired in November 2010)(1)	1,000	705	0
July 2008 (expired in July 2011)(2)	1,000	208	0
April 2011 (expires April 2015)	4,000	294	3,706

Total	$10,800	$6,007	$3,706

(1)	In November 2010, $295 of the November 2007 authorization expired having been unused by the Company.

(2)	In April 2011, $792 of the July 2008 authorization was cancelled and replaced by the Board of Directors upon authorization of the April 2011 stock repurchase program.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax where applicable, were as follows:

	2011	2010
Unrealized gains on short-term investments	$7	$6
Foreign-currency translation adjustment and other	366	116

Accumulated other comprehensive income	$373	$122

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans

Through the first quarter of fiscal 2006, the Company granted stock options under the Amended and Restated 2002 Stock Incentive Plan (Second Restated 2002 Plan) and predecessor plans. Since the fourth quarter of fiscal 2006, the Company has granted RSUs under the Second Restated 2002 Plan. In July 2008 the Third Restated 2002 Plan was amended by the Board of Directors (Fourth Restated 2002 Plan). Under the Fourth Restated 2002 Plan, prospective grants of RSUs are subject, upon certain terminations of employment, to quarterly, as opposed to daily vesting. Previously awarded RSU grants continue to involve daily vesting upon certain terminations of employment. Additionally, employees who attain certain years of service with the Company will receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The first grant impacted by these amendments occurred in the first quarter of fiscal 2009. In the second quarter of fiscal 2010, the Fourth Restated 2002 Plan was amended following shareholder approval and is now referred to as the Fifth Restated 2002 Stock Incentive Plan (Fifth Restated 2002 Plan). The Fifth Restated 2002 Plan authorizes the issuance of an additional 18,000,000 shares (10,285,714 RSUs) of common stock for future grants in addition to grants currently authorized. Each share issued in respect of stock bonuses or stock units is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

Summary of Stock Option Activity

The following table summarizes stock option transactions during 2011:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2010	13,162	$39.50
Exercised	(7,245)	39.03

Outstanding and exercisable at the end of 2011	5,917	$40.07	2.77	$220

(1)	The difference between the exercise price and market value of common stock at August 28, 2011.

The following is a summary of stock options outstanding at the end of 2011:

	Options Outstanding and Exercisable
Range of Prices	Number of Options (in 000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$30.41–$37.35	2,446	2.19	$35.38
$37.44–$42.41	481	0.67	39.05
$43.79–$43.79	2,649	3.59	43.79
$45.99–$46.46	341	3.58	46.19

	5,917	2.77	$40.07

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

Options exercisable and the weighted average exercise price at the end of 2010 and 2009:

	2010	2009
Options exercisable (shares in 000’s)	13,032	16,588
Weighted average exercise price	$39.43	$39.62

The tax benefits realized and intrinsic value related to total stock options exercised during 2011, 2010, and 2009 are provided in the following table:

	2011	2010	2009
Actual tax benefit realized for stock options exercised	$78	$34	$10
Intrinsic value of stock options exercised(1)	$227	$98	$27

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Employee Tax Consequences on Certain Stock Options

In 2010, the Company recorded a non-recurring benefit of $24 to selling, general and administrative expense related to a refund of a previously recorded Canadian employee tax liability.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting for employees that have attained twenty-five or more years of service with the Company. Recipients are not entitled to vote or receive dividends on unvested shares. At the end of 2011, 8,565,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

The following awards were outstanding at the end of 2011:

•	9,010,000 shares of time-based RSUs that vest upon continued employment over specified periods of time; and

•

717,000 performance-based RSUs, of which 315,000 will be formally granted to certain executive officers of the Company upon the official certification of the attainment of specified performance targets for 2011. Once formally granted, the restrictions lapse upon continued employment over specified periods of time.

The following table summarizes RSU transactions during 2011:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at the end of 2010	9,253	$55.22
Granted	3,971	61.27
Vested	(3,322)	55.55
Forfeited	(175)	55.90

Non-vested at the end of 2011	9,727	$57.56

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2011	2010	2009
Restricted stock units	$206	$171	$132
Stock options	1	19	49

Total stock-based compensation expense before income taxes	207	190	181
Less recognized income tax benefit	67	63	60

Total stock-based compensation expense, net of income taxes	$140	$127	$121

The remaining unrecognized compensation cost related to non-vested RSUs at August 28, 2011 was $386 and the weighted-average period of time over which this cost will be recognized is 1.6 years.

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

The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary. Certain other foreign operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $345, $313, and $287 for 2011, 2010, and 2009, respectively, and were included in selling, general and administrative expenses and merchandise costs on the consolidated statements of income.

Note 9—Income Taxes

Income before income taxes is comprised of the following:

	2011	2010	2009
Domestic (including Puerto Rico)	$1,526	$1,426	$1,426
Foreign	857	628	301

Total	$2,383	$2,054	$1,727

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The provisions for income taxes for 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Federal:
Current	$409	$445	$396
Deferred	74	1	67

Total federal	483	446	463

State:
Current	78	79	66
Deferred	14	5	12

Total state	92	84	78

Foreign:
Current	270	200	94
Deferred	(4)	1	(7)

Total foreign	266	201	87

Total provision for income taxes	$841	$731	$628

Tax benefits associated with the exercise of employee stock options and other employee stock programs were allocated directly to equity attributable to Costco in the amount of $59, $15, and $2, in 2011, 2010, and 2009, respectively.

The reconciliation between the statutory tax rate and the effective rate for 2011, 2010, and 2009 is as follows:

	2011		2010		2009
Federal taxes at statutory rate	$834	35.0%	$718	35.0%	$604	35.0%
State taxes, net	55	2.4	56	2.7	48	2.8
Foreign taxes, net	(66)	(2.8)	(38)	(1.9)	(24)	(1.4)
Other	18	0.7	(5)	(0.2)	0	0

Total	$841	35.3%	$731	35.6%	$628	36.4%

The components of the deferred tax assets and liabilities are as follows:

	2011	2010
Equity compensation	$89	$112
Deferred income/membership fees	134	118
Accrued liabilities and reserves	429	392
Other	32	35

Total deferred tax assets	684	657

Property and equipment	494	414
Merchandise inventories	164	170

Total deferred tax liabilities	658	584

Net deferred tax assets	$26	$73

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The deferred tax accounts at the end of 2011 and 2010 include current deferred income tax assets of $360 and $307, respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $53 and $10, respectively, included in other assets; and non-current deferred income tax liabilities of $387 and $244, respectively, included in deferred income taxes and other liabilities.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, aggregating to $2,646 and $1,972 at the end of 2011 and 2010, respectively, as such earnings are deemed by the Company to be indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability or benefit that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2011 and 2010 is as follows:

	2011	2010
Gross unrecognized tax benefit at beginning of year	$83	$80
Gross increases—current year tax positions	21	29
Gross increases—tax positions in prior years	10	4
Gross decreases—tax positions in prior years	(6)	(1)
Settlements	(1)	(27)
Lapse of statute of limitations	(1)	(2)

Gross unrecognized tax benefit at end of year	$106	$83

Included in the balance at the end of 2011, are $64 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $34 and $27 at the end of 2011 and 2010, respectively.

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. The Company recognized $2 of expense and $7 of income related to interest and penalties in 2011 and 2010, respectively. Accrued interest and penalties are $12 and $9 at the end of 2011 and 2010, respectively.

The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. Some audits may conclude in the next 12 months and the unrecognized tax benefits we have recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next 12 months.

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

Note 10—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	2011	2010	2009
Net income available to common stockholders used in basic net income per common share	$1,462	$1,303	$1,086
Interest on convertible notes, net of tax	1	1	1

Net income available to common stockholders after assumed conversions of dilutive securities	$1,463	$1,304	$1,087

Weighted average number of common shares used in basic net income per common share	436,119	438,611	433,988
Stock options and RSUs	6,063	6,409	5,072
Conversion of convertible notes	912	950	1,394

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	443,094	445,970	440,454

Anti-dilutive stock options and RSUs	0	1,141	8,045

Note 11—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

A class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. The case was removed to the United States District Court, Southern District of California (San Diego), Case No. 09-CV-02473-AJB (BGS). On December 14, 2010, the court certified two classes of hourly non-exempt employees subject to the Company’s closing lockdown procedures: one under California law for California non-union employees who were subject to the closing procedures between May 15, 2005, and October 1, 2009; and a nationwide class under federal law for full-time employees who were subject to the closing procedures between March 1, 2008, and October 1, 2009. The case has been renamed Eric Stiller v. Costco Wholesale Corp. and the parties are conducting discovery. A similar class action was filed on November 20, 2009, in the State of Washington.

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

On July 14, 2010, a putative class action was filed alleging that the Company unlawfully failed to pay overtime compensation, denied meal and rest breaks, failed to pay minimum wages, failed to provide accurate wage-itemization statements, and willfully failed to pay termination wages allegedly resulting from misclassification of certain California department managers as exempt employees. On September 3, 2010, the Company removed the case to federal court. The court remanded the action, and the Company’s petition to the Ninth Circuit for permission to appeal the remand order was denied. On June 24, 2011, defendants filed a motion to strike the class and certain other allegations from the complaint. On July 26, 2011, the court granted the motion in part, without leave to amend, striking allegations predating December 31, 2008, which are covered by a prior class settlement. The Court also granted the motion with respect to allegations post-dating December 31, 2008, but granted plaintiff leave to amend. On August 25, 2011, plaintiff filed an amended complaint, and on September 20, 2011, defendants renewed the motion to strike. The motion is set for hearing on October 13, 2011. Manuel Medrano v. Costco Wholesale Corp., and Costco Wholesale Membership, Inc., Superior Court of California (Los Angeles), Case No. BC441597.

In Velazquez v. Costco, filed April 4, 2011, now pending in U.S. District Court for the Central District of California, Case No. CV11-00508 JVS (RNBx), three former California Receiving Managers seek class treatment for their claim that Costco misclassified California Receiving Managers as exempt. On October 11, 2011, the court denied plaintiffs’ motion for class certification.

On May 12, 2011, a putative class action was filed on behalf of California employees alleging that the Company failed to provide its cashiers with seats, in violation of California law. The complaint also alluded to purported overtime violations and missed meal periods and rest breaks. On August 10, 2011, the Company removed the case to federal court. On August, 17, 2011, the Company filed a motion to dismiss the class action complaint. On August 30, 2011, the plaintiff voluntarily dismissed the case, and a dismissal without prejudice was entered. Suzanne Justice v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. LACV11-6563-ODW (JEMx).

Claims in the above actions (other than Hawk) are made under various provisions of the California Labor Code and the California Business and Professions Code. Plaintiffs seek restitution/disgorgement, compensatory damages, various statutory penalties, punitive damages, interest, and attorneys’ fees.

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

Class actions stated to have been brought on behalf of certain present and former Costco members:

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement. On August 13, 2010, the court denied plaintiffs’ motion for final approval of the settlement. On February 3, 2011, a revised settlement agreement was submitted for court approval. On September 22, 2011, the court preliminarily approved the revised settlement.

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

In Verzani, et ano., v. Costco Wholesale Corp., No. 09 CV 2117 (United States District Court for the Southern District of New York), a purported nationwide class action, the plaintiffs allege claims for breach of contract and violation of the Washington Consumer Protection Act, based on the failure of the Company to disclose on the label of its “Shrimp Tray with Cocktail Sauce” the weight of the shrimp in the item as distinct from the accompanying cocktail sauce, lettuce, and lemon wedges. The complaint seeks various forms of damages (including compensatory and treble damages and disgorgement and restitution), injunctive and declaratory relief, attorneys’ fees, costs, and prejudgment interest. On April 21, 2009, the plaintiff filed a motion for a preliminary injunction, seeking to prevent the Company from selling the shrimp tray unless the Company separately discloses the weight of the shrimp and provides shrimp consistent with the disclosed weight. By orders dated July 29 and August 6, 2009, the court denied the preliminary injunction motion and dismissed the claim for breach of contract, and on July 21, 2010, the court of appeals summarily affirmed these rulings. On September 28, 2010, the district court denied the motion of one plaintiff to file an amended complaint. On September 20, 2011, the court of appeals affirmed the rulings of the district court.

In Kilano, et. ano, v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the Eastern District of Michigan), filed on April 12, 2010, a purported class action was filed on behalf of certain Michigan Executive level-members who received 2% rewards. Plaintiffs allege that the Company “guarantees” that the member will receive rewards of no less than the fifty dollar difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. On April 5, 2011, the court denied plaintiff’s motion for class certification. On July 22, 2011, plaintiffs sought leave to file an amended complaint.

On March 15, 2011, Robles, et al., v. Costco Wholesale Corporation was filed as a purported class action in the United States District Court for the Northern District of Illinois, Case No. 11-CV-1785. Plaintiffs seek to represent a class composed of all disabled persons with ambulatory impairments who depend upon the use of a wheelchair and are allegedly unable to obtain optometry services at the Company. Plaintiffs allege that the Company has failed to remove architectural barriers that prevent full and equal enjoyment of and access to its eye examination services. They allege violations of Title III of the Americans with Disabilities Act and the Rehabilitation Act of 1973. They seek injunctive relief and compensatory damages, costs, and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint.

Three shareholder derivative lawsuits were filed, ostensibly on behalf of the Company, against certain of its current and former officers and directors, relating to the Company’s stock option grants. One suit, Sandra Donnelly v. James Sinegal, et al., Case No. 08-2-23783-4 SEA (King County Superior Court), was filed in Washington state court on or about July 17, 2008. Plaintiff alleged, among

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

other things, that individual defendants breached their fiduciary duties to the Company by “backdating” grants of stock options issued between 1997 and 2005 to various current and former executives, allegedly in violation of the Company’s shareholder-approved stock option plans. On April 3, 2009, on the Company’s motion the court dismissed the action, following the plaintiff’s disclosure that she had ceased to own Costco common stock, a requirement for her to pursue a derivative action. The second action, Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust v. James Sinegal, et al., Case No. 2:08-cv-01450-TSZ (United States District Court for the Western District of Washington), was filed on or about September 29, 2008, and named as defendants all but one of the Company’s directors and certain of its senior executives. Plaintiff alleged that defendants approved the issuance of backdated stock options, concealed the backdating of stock options, and refused to vindicate the Company’s rights by pursuing those who obtained improper incentive compensation. The third action, Daniel Buckfire v. James D. Sinegal, et al., No. 2:09-cv-00893-TSZ (United States District Court for the Western District of Washington), was filed on or about June 29, 2009, and contains allegations substantially similar to those in the Pirelli action. On August 12, 2009, the court entered an order consolidating the Pirelli and Buckfire actions. On October 2, 2009, plaintiffs Pirelli and Buckfire filed a consolidated amended complaint. On November 16, 2009, the defendants filed motions to dismiss the amended complaint on various grounds, including that plaintiffs failed to properly allege why a pre-suit demand had not been made on the Board of Directors. On September 20, 2010, a special committee of the Board of Directors of the Company approved an agreement in principle with the plaintiffs that would terminate the litigation. The agreement, which was subject among other things to federal district court approval, provided that the Company will pay an amount not to exceed $4.85 million in attorneys’ fees to plaintiffs’ counsel and will adopt or maintain certain governance, control and other process changes. On December 20, 2010, the parties executed a stipulation of settlement, and on January 14, 2011, plaintiffs filed a motion for court approval of the settlement. On February 28, 2011, the court entered an order that preliminarily approved, subject to further consideration at a settlement hearing, the proposed settlement of the action involving, among other things, a dismissal of the consolidated derivative actions with prejudice. On June 10, 2011, the court granted final approval to the settlement, and the case has been dismissed.

On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking records relating to the Company’s receipt and handling of hazardous merchandise returned by Costco members and other records. The Company has entered into a tolling agreement with the United States Attorney’s Office.

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, under the Clean Air Act. The EPA sought records regarding warehouses in the states of Arizona, California, Hawaii, and Nevada relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these four states. The Company has responded to these allegations, is engaged in communications with the Department about these and additional allegations made by letter dated September 10, 2009, and has entered into tolling agreements. Substantial penalties may be levied for violations of the Clean Air Act. The Company is cooperating with this inquiry.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corp., et al, No. 37-2009-00099912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. Relief sought includes, among other things, requests for preliminary and permanent injunctive relief, civil penalties, costs and attorneys’ fees. On September 2, 2010, the court dismissed the complaint without prejudice. An amended complaint was filed on September 13, 2010.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 12—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and the Mexico joint venture. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. As discussed in Note 1, the Company began consolidating Mexico on August 30, 2010. For segment reporting, these operations are included as a component of other international operations for the year ended August 28, 2011. Prior year amounts for Mexico are only included in total assets under United States operations in the table below, representing the equity method investment in the joint venture, as it was previously accounted for under the equity method and its operations were not consolidated. The material accounting policies of the segments are the same as those described in Note 1. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

	United States Operations	Canadian Operations	Other International Operations	Total
Year Ended August 28, 2011
Total revenue	$64,904	$14,020	$9,991	$88,915
Operating income	1,395	621	423	2,439
Depreciation and amortization	640	117	98	855
Capital expenditures, net	876	144	270	1,290
Property and equipment, net	8,870	1,608	1,954	12,432
Total assets	18,558	3,741	4,462	26,761

Year Ended August 29, 2010
Total revenue	$59,624	$12,051	$6,271	$77,946
Operating income	1,310	547	220	2,077
Depreciation and amortization	625	107	63	795
Capital expenditures, net	804	162	89	1,055
Property and equipment, net	8,709	1,474	1,131	11,314
Total assets	18,247	3,147	2,421	23,815

Year Ended August 30, 2009
Total revenue	$56,548	$9,737	$5,137	$71,422
Operating income	1,273	354	150	1,777
Depreciation and amortization	589	90	49	728
Capital expenditures, net	904	135	211	1,250
Property and equipment, net	8,415	1,394	1,091	10,900
Total assets	17,228	2,641	2,110	21,979

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for 2011 and 2010.

	52 Weeks Ended August 28, 2011(1)
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$18,823	$20,449	$20,188	$27,588	$87,048
Membership fees	416	426	435	590	1,867

Total revenue	19,239	20,875	20,623	28,178	88,915
OPERATING EXPENSES
Merchandise costs	16,757	18,235 (2)	18,067 (2)	24,680 (2)	77,739
Selling, general and administrative	1,941	2,038	1,991	2,712	8,682
Preopening expenses	12	4	8	22	46
Provision for impaired assets and closing costs, net	4	2	1	2	9

Operating income	525	596	556	762	2,439
OTHER INCOME (EXPENSE)
Interest expense	(26)	(27)	(27)	(36)	(116)
Interest income and other, net	5	4	5	46	60

INCOME BEFORE INCOME TAXES	504	573	534	772	2,383
Provision for income taxes	172	204	193	272	841

Net income including noncontrolling interests	332	369	341	500	1,542
Net income attributable to noncontrolling interests	(20)	(21)	(17)	(22)	(80)

NET INCOME ATTRIBUTABLE TO COSTCO	$312	$348	$324	$478	$1,462

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.72	$0.80	$0.74	$1.09	$3.35

Diluted	$0.71	$0.79	$0.73	$1.08	$3.30

Shares used in calculation (000’s)
Basic	434,099	436,682	436,977	436,596	436,119
Diluted	441,360	443,186	443,570	443,518	443,094
Dividends per share	$0.205	$0.205	$0.240	$0.240	$0.89

(1)	As discussed in Note 1, the Company began consolidating Mexico on August 30, 2010.

(2)	Includes a $6, $49, and $32 increase to merchandise costs for a LIFO inventory adjustment for the second, third and fourth quarters, respectively. (See note 1—Merchandise Inventories).

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 29, 2010
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$16,922	$18,356	$17,385	$23,592	$76,255
Membership fees	377	386	395	533	1,691

Total revenue	17,299	18,742	17,780	24,125	77,946
OPERATING EXPENSES
Merchandise costs	15,081	16,396	15,494	21,024	67,995
Selling, general and administrative	1,777	1,873 (3)	1,789	2,401	7,840
Preopening expenses	11	3	3	9	26
Provision for impaired assets and closing costs, net	2	0	3	3	8

Operating income	428	470	491	688	2,077
OTHER INCOME (EXPENSE)
Interest expense	(24)	(26)	(27)	(34)	(111)
Interest income and other, net	18	30	10	30	88

INCOME BEFORE INCOME TAXES	422	474	474	684	2,054
Provision for income taxes	152	169	163	247	731

Net income including noncontrolling interests	270	305	311	437	1,323
Net income attributable to noncontrolling interests	(4)	(6)	(5)	(5)	(20)

NET INCOME ATTRIBUTABLE TO COSTCO	$266	$299	$306	$432	$1,303

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.61	$0.68	$0.69	$0.99	$2.97

Diluted	$0.60	$0.67	$0.68	$0.97	$2.92

Shares used in calculation (000’s)
Basic	437,173	439,786	440,973	437,071	438,611
Diluted	444,849	446,918	448,391	444,289	445,970
Dividends per share	$0.180	$0.180	$0.205	$0.205	$0.77

(3)	Includes a $22 charge related to a change in employee benefits whereby certain unused time off will now be paid annually to our employees.

Note 14—Subsequent Event

On October 5, 2011, the Company’s Japanese subsidiary entered into an agreement to issue promissory notes through a private placement, bearing interest at 1.18%. These yen denominated notes are being issued in two series, with separate funding dates: $79 on October 5, 2011 and $52 on December 20, 2011. For both series of notes, interest is payable semi-annually, and principal is due on October 5, 2018. The Company guarantees all financing instruments issued by its Japanese subsidiary.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number that follows the description of the exhibit indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant(1)

3.2	Bylaws of the registrant(14)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.1*	Costco Wholesale Executive Health Plan(9)

10.1.1*	Costco Companies, Inc. 1993 Combined Stock Grant and Stock Option Plan (3)

10.1.2*	Amendments to Stock Option Plan, 1995(4)

10.1.3*	Amendments to Stock Option Plan, 1997(5)

10.1.4*	Amendments to Stock Option Plan, 2000(2)

10.1.5*	Amendments to Stock Option Plan, 2002(6)

10.1.6*	Costco Wholesale Corporation 2002 Stock Incentive Plan(6)

10.1.7*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation(8)

10.1.8*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee(10)

10.1.9*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director(10)

10.1.10*	Amendment to Second Restated 2002 Stock Incentive Plan(11)

10.1.11*	Amendment to Second Restated 2002 Stock Incentive Plan(12)

10.1.12*	Fourth Restated 2002 Stock Incentive Plan(15)

10.1.13*	Fifth Restated 2002 Stock Incentive Plan(16)

10.2*	Form of Indemnification Agreement(7)

10.4	Restated Corporate Joint Venture Agreement between The Price Company, Price Venture Mexico and Controladora Comercial Mexicana S.A. de C.V. dated March 1995(4)

10.4.1	Amendment No. 7 to Restated Corporate Joint Venture Agreement, dated December 2010

10.6.1*	Executive Employment Agreement between James D. Sinegal and Costco Wholesale Corporation

10.6.2*	Fiscal 2011 Executive Bonus Plan(13)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a) – 14(a) Certifications

32.1	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.

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