Form 10-Q
period 2011-11-20
COSTCO WHOLESALE CORP /NEW
filed 2011-12-16
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 20, 2011

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

The number of shares outstanding of the registrant’s common stock as of December 9, 2011 was 434,928,977.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	November 20, 2011	August 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,319	$4,009
Short-term investments	1,596	1,604
Receivables, net	982	965
Merchandise inventories	7,618	6,638
Deferred income taxes and other current assets	478	490

Total current assets	14,993	13,706

PROPERTY AND EQUIPMENT
Land	3,816	3,819
Buildings and improvements	10,291	10,278
Equipment and fixtures	4,053	4,002
Construction in progress	279	269

	18,439	18,368
Less accumulated depreciation and amortization	(6,058)	(5,936)

Net property and equipment	12,381	12,432

OTHER ASSETS	630	623

TOTAL ASSETS	$28,004	$26,761

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$34	$0
Accounts payable	7,576	6,544
Current portion of long-term debt	900	900
Accrued salaries and benefits	1,749	1,758
Accrued sales and other taxes	353	335
Other current liabilities	1,666	1,540
Deferred membership fees	1,033	973

Total current liabilities	13,311	12,050
LONG-TERM DEBT, excluding current portion	1,330	1,253
DEFERRED INCOME TAXES AND OTHER LIABILITIES	916	885

Total liabilities	15,557	14,188

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 435,254,000 and 434,266,000 shares issued and outstanding	2	2
Additional paid-in capital	4,527	4,516
Accumulated other comprehensive income	205	373
Retained earnings	7,175	7,111

Total Costco stockholders’ equity	11,909	12,002
Noncontrolling interests	538	571

Total equity	12,447	12,573

TOTAL LIABILITIES AND EQUITY	$28,004	$26,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended
	November 20, 2011	November 21, 2010
REVENUE
Net sales	$21,181	$18,823
Membership fees	447	416

Total revenue	21,628	19,239
OPERATING EXPENSES
Merchandise costs	18,931	16,757
Selling, general and administrative	2,145	1,941
Preopening expenses	10	12
Provision for impaired assets, closing costs and other, net	(1)	4

Operating income	543	525
OTHER INCOME (EXPENSE)
Interest expense	(27)	(26)
Interest income and other, net	37	5

INCOME BEFORE INCOME TAXES	553	504
Provision for income taxes	225	172

Net income including noncontrolling interests	328	332
Net income attributable to noncontrolling interests	(8)	(20)

NET INCOME ATTRIBUTABLE TO COSTCO	$320	$312

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.74	$0.72

Diluted	$0.73	$0.71

Shares used in calculation (000’s)
Basic	434,222	434,099
Diluted	440,615	441,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	12 Weeks Ended
	November 20, 2011	November 21, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$328	$332
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	205	191
Stock-based compensation	76	57
Excess tax benefits on stock-based awards	(36)	(17)
Other non-cash operating activities, net	8	5
Deferred income tax expense	(14)	(5)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(1,062)	(912)
Increase in accounts payable	991	961
Other operating assets and liabilities, net	168	108

Net cash provided by operating activities	664	720

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(498)	(719)
Maturities of short-term investments	392	479
Sales of investments	95	237
Additions to property and equipment	(343)	(306)
Proceeds from the sale of property and equipment	7	7
Increase resulting from initial consolidation of Costco Mexico	0	165
Other investing activities, net	(5)	0

Net cash used in investing activities	(352)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	160	73
Repayments of short-term borrowings	(83)	(10)
Proceeds from short-term borrowings	117	8
Proceeds from long-term debt issuance	78	0
Proceeds from exercise of stock options	25	112
Minimum tax withholdings on stock-based awards	(104)	(52)
Excess tax benefits on stock-based awards	36	17
Repurchases of common stock	(163)	(145)
Cash dividend payments	0	(89)
Other financing activities, net	1	(1)

Net cash provided by (used in) financing activities	67	(87)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(69)	29

Net increase in cash and cash equivalents	310	525
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,009	3,214

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,319	$3,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (reduced by $2 and $3 interest capitalized in the first fiscal quarters of 2012 and 2011, respectively)	$56	$54
Income taxes	$148	$82
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued property and equipment	$(43)	$(35)
Cash dividend declared, but not yet paid	$105	$0
Unsettled repurchases of common stock	$10	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 28, 2011.

The condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments or has other interests through which it has majority-voting control or exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports its noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between the Company and its consolidated subsidiaries and other entities have been eliminated in consolidation. Unless otherwise noted, references to net income relate to net income attributable to Costco.

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance concerning whether a company’s variable interest(s) in an entity constitute a controlling financial interest. The Company adopted this guidance on August 30, 2010 (the beginning of its fiscal 2011). As a result, the Company determined that its 50%-owned joint venture, Costco Mexico (Mexico), would be consolidated on a prospective basis beginning August 30, 2010.

The Company operates membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills, self-service facilities. At November 20, 2011, Costco operated 596 warehouses worldwide, which included: 433 U.S. locations (in 40 U.S. states and Puerto Rico), 82 Canadian locations (in nine Canadian provinces), 32 Mexico locations, 22 United Kingdom locations, nine Japan locations, eight Taiwan locations, seven Korea locations, and three Australia locations.

Fiscal Year End

The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012. References to the first quarters of 2012 and 2011 relate to the 12-week fiscal quarters ended November 20, 2011 and November 21, 2010, respectively.

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

Note 1—Summary of Significant Policies (Continued)

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not have a material impact on the Company’s previously reported condensed consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, and accounts payable, approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt.

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

Our current financial liabilities have fair values that approximate their carrying values. Our long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price less unamortized discount. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s Form 10-K for the fiscal year ended August 28, 2011.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels have been determined. At the end of both the first quarter of 2012 and fiscal year 2011, merchandise inventories valued at LIFO were lower than FIFO by $87. There was no LIFO adjustment in the first quarter of 2012 or 2011.

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Compa-

Note 1—Summary of Significant Policies (Continued)

ny’s international subsidiaries or other entities whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of forward foreign-exchange contracts were $262 and $247 at November 20, 2011, and August 28, 2011, respectively.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 20, 2011, and August 28, 2011.

The amount of net foreign-currency transaction gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to changes in the fair value of open-unsettled forward foreign-exchange contracts were a gain of $3 and a loss of $2 in the first quarter of 2012 and 2011, respectively.

The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Foreign Currency

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency, generally the U.S. dollar cash and cash equivalents and U.S. dollar payables of consolidated subsidiaries to their functional currency, in interest income and other, net in the accompanying condensed consolidated statements of income. These items resulted in a gain of $20 and a loss of $2 in the first quarter of 2012 and 2011, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued guidance related to fair value measurement that changes the wording used to describe many requirements in GAAP for measuring and disclosing fair values. Additionally, the amendments clarify the application of existing fair value measurement requirements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company plans to adopt this guidance at the beginning of its third quarter of fiscal year 2012. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statement disclosure.

Note 1—Summary of Significant Policies (Continued)

In June 2011, the FASB issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2013. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements and will impact the financial statements’ presentation only.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to early adopt this guidance for its fiscal year 2012 annual impairment test. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 28, 2011. The Company’s investments at November 20, 2011, and August 28, 2011, were as follows:

November 20, 2011:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,096	$7	$0	$1,103
Corporate notes and bonds	47	0	0	47
FDIC-insured corporate bonds	207	1	0	208
Asset and mortgage-backed securities	11	0	0	11

Total available-for-sale	1,361	8	0	1,369

Held-to-maturity:
Certificates of deposit	227			227

Total investments	$1,588	$8	$0	$1,596

August 28, 2011:	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,096	$8	$0	$1,104
Corporate notes and bonds	6	1	0	7
FDIC-insured corporate bonds	208	1	0	209
Asset and mortgage-backed securities	12	0	0	12

Total available-for-sale	1,322	10	0	1,332

Held-to-maturity:
Certificates of deposit	272			272

Total investments	$1,594	$10	$0	$1,604

Note 2—Investments (Continued)

The proceeds from sales of available-for-sale securities were $95 and $237 for the first quarter of 2012 and 2011, respectively. Realized gains and losses from the sale of available-for-sale securities were immaterial. As of November 20, 2011, and August 28, 2011, the Company’s available-for-sale securities that were in continuous unrealized loss positions were not material.

The maturities of available-for-sale and held-to-maturity securities at November 20, 2011 were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less .	$1,044	$1,047	$227	$227
Due after one year through five years	312	317	0	0
Due after five years .	5	5	0	0

Total	$1,361	$1,369	$227	$227

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of November 20, 2011, and August 28, 2011, respectively, regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of Level 3 financial assets and liabilities were immaterial.

November 20, 2011:	Level 1	Level 2
Money market mutual funds(1)	$127	$0
Investment in U.S. government and agency securities(2)	0	1,159
Investment in corporate notes and bonds(3)	0	75
Investment in FDIC-insured corporate bonds	0	208
Investment in asset and mortgage-backed securities	0	11
Forward foreign-exchange contracts, in asset position(4)	0	4
Forward foreign-exchange contracts, in (liability) position(4)	0	(2)

Total	$127	$1,455

August 28, 2011:	Level 1	Level 2
Money market mutual funds(1)	$200	$0
Investment in U.S. government and agency securities(5)	0	1,177
Investment in corporate notes and bonds	0	7
Investment in FDIC-insured corporate bonds	0	209
Investment in asset and mortgage-backed securities	0	12
Forward foreign-exchange contracts, in asset position(4)	0	1
Forward foreign-exchange contracts, in (liability) position(4)	0	(2)

Total	$200	$1,404

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	$56 and $1,103 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.

Note 3—Fair Value Measurement (Continued)

(3)	$28 and $47 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.
(4)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

(5)	$73 and $1,104 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.

Changes in fair value, including net transfers, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2012 were immaterial, and there were none in the first quarter of 2011. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during the first quarter of 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets measured during the first quarter of 2012 and 2011.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during the first quarter of 2012 and 2011 were immaterial.

Note 4—Debt

In October 2011, the Company’s Japanese subsidiary issued promissory notes through a private placement in the amount of $78, bearing interest at 1.18%. These yen-denominated notes are being issued in two series, with another funding scheduled to occur on December 20, 2011, in the amount of $52. For both series, interest is payable semi-annually, and principal is due in October 2018. The Company guarantees these notes.

The carrying value and estimated fair value of long-term debt consisted of the following:

	November 20, 2011		August 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,097	$1,317	$1,097	$1,314
5.3% Senior Notes due March 2012	900	913	900	924
2.695% Promissory Notes due October 2017	85	95	85	94
1.18% Fixed-rate Note Due October 2018	78	80	0	0
0.35% over Yen TIBOR (6-month) Term Loan due June 2018	39	39	39	39
3.5% Zero Coupon Notes due August 2017	30	69	31	63
Other long-term debt	1	1	1	1

Total long-term debt	2,230	2,514	2,153	2,435
Less current portion	900	913	900	924

Long-term debt, excluding current portion	$1,330	$1,601	$1,253	$1,511

Note 5—Equity and Comprehensive Income

Dividends

The Company’s current quarterly dividend rate is $0.24 per share, compared to $0.205 per share in the first quarter of 2011.

Stock Repurchase Programs

The Company’s stock repurchase activity during the first quarter of 2012 and 2011 is summarized below:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2012	2,122	$81.54	$173
2011	2,436	$61.71	$150

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $3,533 at November 20, 2011. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of subsidiaries in which the Company has a controlling interest, but not total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2011	$12,002	$571	$12,573
Comprehensive income:
Unrealized loss on short-term investments, net of $1 tax	(1)	0	(1)
Foreign-currency translation adjustment and other	(167)	(41)	(208)
Net income	320	8	328

Total comprehensive income	152	(33)	119
Stock-based compensation	76	0	76
Stock options exercised including tax effects	60	0	60
Release of vested restricted stock units (RSUs) including tax effects	(104)	0	(104)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(173)	0	(173)
Cash dividends	(105)	0	(105)

Equity at November 20, 2011	$11,909	$538	$12,447

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 29, 2010	$10,829	$101	$10,930
Initial consolidation of noncontrolling interest in Costco Mexico	0	357	357
Comprehensive income:
Unrealized gain on short-term investments, net of tax	1	0	1
Foreign currency translation adjustment and other	147	30	177
Net income	312	20	332

Total comprehensive income	460	50	510
Stock-based compensation	57	0	57
Stock options exercised including tax effects ,	144	0	144
Release of vested RSUs including tax effects	(52)	0	(52)
Repurchases of common stock	(150)	0	(150)
Cash dividends	(89)	0	(89)

Equity at November 21, 2010	$11,199	$508	$11,707

Note 6—Stock-Based Compensation Plans

Summary of Stock Option Activity

The following table summarizes stock option transactions during the first quarter of 2012:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding and exercisable at August 28, 2011	5,917	$40.07
Exercised	(594)	39.74

Outstanding and excercisable at November 20, 2011	5,323	$40.10	2.58	$222

(1)	The difference between the exercise price and market value of common stock at November 20, 2011.

The tax benefits realized and intrinsic value related to total stock options exercised during the first quarter of 2012 and 2011 are provided in the following table:

	Quarter Ended
	November 20, 2011	November 21, 2010
Actual tax benefit realized for stock options exercised	$9	$29
Intrinsic value of stock options exercised (1)	$26	$81

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At November 20, 2011, 5,078,000 shares were available to be granted as RSUs to eligible employees and directors under the Fifth Restated 2002 Plan.

Note 6—Stock-Based Compensation Plans (Continued)

The following awards were outstanding at the end of the first quarter of 2012:

•	8,789,000 shares of time-based RSUs which vest upon continued employment over specified periods of time;

•

398,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•

304,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2012, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2012:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 28, 2011	9,727	$57.56
Granted	3,239	81.73
Vested	(3,723)	59.00
Forfeited	(56)	67.21

Non-vested at November 20, 2011	9,187	$65.45

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	Quarter Ended
	November 20, 2011	November 21, 2010
RSUs	$76	$56
Stock options	0	1

Total stock-based compensation expense before income taxes	76	57
Less recognized income tax benefit	(25)	(19)

Total stock-based compensation expense, net of income taxes	$51	$38

The remaining unrecognized compensation cost related to non-vested RSUs at November 20, 2011 was $572 and the weighted-average period of time over which this cost will be recognized is 1.9 years.

Note 7—Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was 35.5% at November 20, 2011, for the fiscal year ending September 2, 2012. The estimated annual effective tax rate was 35.9% at November 21, 2010, for the prior fiscal year ended August 28, 2011. The Company’s reported effective tax rates for the quarters ended November 20, 2011 and November 21, 2010 were 40.8% and 34.2%, respectively, in the accompanying condensed consolidated statements of income, which includes the net impact of discrete items. The Company’s con-

Note 7—Income Taxes (Continued)

solidated provision for income taxes for the quarter ended November 20, 2011, was adversely impacted by a net discrete tax expense of $29 relating primarily to two items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contribution to the Yes on 1183 Coalition in support of an initiative reforming alcohol beverage laws in Washington State. The net discrete benefit for the quarter ended November 21, 2010, was primarily attributable to the resolution of an uncertain tax position, which resulted in a tax refund received by Costco Mexico.

The Company is currently evaluating options for seeking a refund of some or all of the taxes paid or payable to the Mexican tax authority relating to the tax audit. However, the Company’s ability to prevail in obtaining a refund of the amounts paid or payable to the Mexican tax authority is subject to significant uncertainty.

Note 8—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	Quarter Ended
	November 20, 2011	November 21, 2010
Net income available to common stockholders used in basic and diluted net income per common share	$320	$312

Weighted average number of common shares used in basic net income per common share	434,222	434,099
Stock options and RSUs	5,520	6,320
Conversion of convertible notes	873	941

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	440,615	441,360

Anti-dilutive stock options and RSUs	3	891

Note 9—Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company is a defendant in the following matters, among others:

A class action was filed on May 15, 2009, on behalf of present and former hourly employees in California, in which the plaintiff principally alleges that the Company’s routine closing procedures and security checks cause employees to incur delays that qualify as uncompensated working time. Mary Pytelewski v. Costco Wholesale Corp., Superior Court for the County of San Diego, Case No. 37-2009-00089654. The case was removed to the United States District Court, Southern District of California (San Diego), Case No. 09-CV-02473-AJB (BGS). On December 14, 2010, the court certified two classes of hourly non-exempt employees subject to the Company’s closing procedures: one under California law for California non-union employees who were subject to the closing procedures between May 15, 2005, and October 1, 2009; and a nationwide class under federal law for full-time employees who were subject to the closing procedures between March 1, 2008, and October 1, 2009. The case has been renamed Eric Stiller v. Costco Wholesale Corp. A similar class action was filed on November 20, 2009, in the State of Washington. Raven Hawk v. Costco Wholesale Corp., King County Superior Court, Case No. 09-242196-0-SEA. On December 3, 2010, the court granted in part plaintiff’s

Note 9—Commitments and Contingencies (Continued)

motion for class certification; the class certified consists of people employed in Washington State warehouses from November 2006 through November 2009 who had clocked out and were detained during closing procedures without compensation.

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

In Velazquez v. Costco, filed April 4, 2011, in the U.S. District Court for the Central District of California, Case No. CV11-00508 JVS (RNBx), three former receiving managers seek class treatment for their claim that Costco misclassified California receiving managers as exempt. On October 11, 2011, the court denied plaintiffs’ motion for class certification.

On May 12, 2011, a putative class action was filed on behalf of California employees alleging that the Company failed to provide its cashiers with seats, in violation of California law. The complaint also alluded to purported overtime violations and missed meal periods and rest breaks. On August 10, 2011, the Company removed the case to federal court. On August, 17, 2011, the Company filed a motion to dismiss the complaint. On August 30, 2011, the plaintiff voluntarily dismissed the case, and a dismissal without prejudice was entered. Suzanne Justice v. Costco Wholesale Corp., United States District Court (Los Angeles), Case No. LACV11-6563-ODW (JEMx).

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

Class actions stated to have been brought on behalf of certain present and former Costco members:

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by

Note 9—Commitments and Contingencies (Continued)

the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On February 21, 2008, the court denied a motion to dismiss the consolidated amended complaint. On April 12, 2009, the Company agreed to a settlement involving the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On August 18, 2009, the court preliminarily approved the settlement. On August 13, 2010, the court denied plaintiffs’ motion for final approval of the settlement. On February 3, 2011, a revised settlement agreement was submitted for court approval. On September 22, 2011, the court preliminarily approved the revised settlement. The court will hold a fairness hearing on final approval of the settlement on March 22, 2012. In the meantime, the Company is required to send an additional notice to class members. Plaintiffs have moved for an award of $10 million in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion.

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

Note 9—Commitments and Contingencies (Continued)

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

In Kilano, et ano., v. Costco Wholesale Corp., No. 2:10-cv-11456-VAR-DAS (United States District Court for the Eastern District of Michigan), filed on April 12, 2010, a purported class action was filed on behalf of certain Michigan Executive level-members who received 2% rewards. Plaintiffs allege that the Company “guarantees” that the member will receive rewards of no less than the (then) fifty dollar difference between Executive and Gold Star membership and that the Company is required to but has failed to automatically reimburse members whose rewards are less than this difference. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of contract, and unjust enrichment. They seek compensatory and statutory damages, injunctive relief, costs, and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. On April 5, 2011, the court denied plaintiff’s motion for class certification. On July 22, 2011, plaintiffs sought leave to file an amended complaint.

On March 15, 2011, Robles, et al., v. Costco Wholesale Corporation was filed as a purported class action in the United States District Court for the Northern District of Illinois, Case No. 11-CV-1785. Plaintiffs seek to represent a class composed of all disabled persons with ambulatory impairments who depend upon the use of a wheelchair and are allegedly unable to obtain optometry services at the Company. Plaintiffs allege that the Company has failed to remove architectural barriers that prevent full and equal enjoyment of and access to its eye examination services. They allege violations of Title III of the Americans with Disabilities Act and the Rehabilitation Act of 1973. They seek injunctive relief and compensatory damages, costs, and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint which the court denied on December 7, 2011.

On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking records relating to the Company’s receipt and handling of hazardous merchandise returned by Costco members and other records. The Company has entered into a tolling agreement with the United States Attorney’s Office. On November 3, 2011, the Company was served with a subpoena for documents concerning the handling or disposal of any non-saleable hazardous products by or at any Company warehouse or distribution center. The subpoena is from the Office of the District Attorney of the County of San Joaquin in California and states that he has a “reasonable belief that [California] Business and Professions Code section 17200 may have been violated.”

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

Note 9—Commitments and Contingencies (Continued)

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

Note 10—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and its Mexico joint venture. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 28, 2011, after considering newly adopted accounting pronouncements described elsewhere herein. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 20, 2011
Total revenue	$15,614	$3,441	$2,573	$21,628
Operating income	317	135	91	543
Depreciation and amortization	154	26	25	205
Additions to property and equipment	225	54	64	343
Property and equipment, net	8,924	1,578	1,879	12,381
Total assets	19,727	3,810	4,467	28,004
Twelve Weeks Ended November 21, 2010
Total revenue	$14,011	$3,037	$2,191	$19,239
Operating income	288	141	96	525
Depreciation and amortization	144	25	22	191
Additions to property and equipment	250	37	19	306
Property and equipment, net	8,775	1,540	1,704	12,019
Total assets	18,837	3,427	3,779	26,043
Year Ended August 28, 2011
Total revenue	$64,904	$14,020	$9,991	$88,915
Operating income	1,395	621	423	2,439
Depreciation and amortization	640	117	98	855
Additions to property and equipment	876	144	270	1,290
Property and equipment, net	8,870	1,608	1,954	12,432
Total assets	18,558	3,741	4,462	26,761

Certain home office operating expenses are incurred on behalf of the Company’s Canadian and Other International Operations, but are included in the United States Operations above because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data)

Forward-looking Statements

Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense control, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of suppliers, rising costs associated with employees (including health care costs), energy, and certain commodities, geopolitical conditions and other risks identified from time to time in the Company’s public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law. This management discussion should be read in conjunction with the management discussion included in our fiscal 2011 annual report on Form 10-K, previously filed with the SEC.

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

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales not associated with currency fluctuations the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and our

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

gross margin are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, and department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged but to maintain what we believe is a perception among our members of our “pricing authority”–consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

We also achieve sales growth by opening new warehouses and relocating existing warehouses to larger facilities and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are ameliorated. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

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

Our fiscal year ends on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012. References to the first quarters of 2012 and 2011 relate to the 12-week fiscal quarters ended November 20, 2011 and November 21, 2010, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Key items for the first quarter of 2012 as compared to the first quarter of 2011 include:

•

Net sales increased 12.5% to $21,181, driven by a 10% increase in comparable sales (sales in warehouses open for at least one year) and sales at the 24 net new warehouses opened since the end of the fourth quarter of fiscal 2010. Net sales were favorably impacted by increases in the price of gasoline and by certain foreign currencies slightly strengthening against the U.S. dollar;

•	Membership fees increased 7.6% to $447, primarily due to the increased penetration of the higher-fee Executive Membership program and new membership sign-ups;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 35 basis points;

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved 18 basis points;

•	Interest income and other, net increased $32 to $37, primarily due to gains on foreign-currency transactions;

•

Net income increased 2.6% to $320, or $0.73 per diluted share compared to $312, or $0.71 per diluted share in the first quarter of 2011. Results for the first quarter of 2012 were negatively impacted by a $24 charge relating to the settlement of an income tax audit in our 50% owned Mexico joint venture (Costco Mexico). The impact on net income was $12, or $.03 per diluted share. Also negatively impacting this year’s results was a $17 non-tax deductible charge, or $.04 per diluted share, for contributions to the Yes on 1183 Coalition in support of an initiative reforming alcohol beverage laws in Washington State;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.24 per share, which was paid in the second quarter of 2012; and

•	We repurchased 2,122,000 shares of our common stock, at an average cost of $81.54 per share, totaling approximately $173.

Results of Operations

Net Sales

	Quarter Ended
	November 20, 2011	November 21, 2010
Net sales	$21,181	$18,823
Increase in comparable warehouse sales	10%	7%

Net Sales

Net sales increased $2,358 or 12.5% during the first quarter of 2012 compared to the first quarter of 2011. This increase was primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 24 net new warehouses opened since the end of the fourth quarter of fiscal 2010 (28 opened, four closed, two due to relocation and two temporarily closed for repairs due to damage caused by the March 11, 2011 Japan earthquake, one of which has been re-opened and the other expected to re-open in the third quarter of fiscal 2012).

Gasoline price inflation positively impacted net sales by approximately $464, or 247 basis points, which resulted from a 26% increase in the average sales price per gallon. Foreign currencies, primarily in Canada and Japan, slightly strengthened against the U.S. dollar, which positively impacted net sales by approximately $68, or 36 basis points.

Our sales results in the first quarter of 2012 continued to be negatively impacted, albeit to a lesser extent than in first quarter of 2011, by generally weak economic conditions, and those conditions may continue to have an adverse impact on spending by our members. We believe, however, that due to our business model, we are better positioned than many retailers to compete in such an environment.

Comparable Sales

Comparable sales increased 10% in the first quarter of 2012 and were positively impacted by increases in the average amount spent and shopping frequency of our members. Gasoline price

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

inflation positively impacted comparable sales results by approximately $456, or 242 basis points. The strengthening of foreign currencies favorably impacted comparable sales by approximately $51, or 27 basis points. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	Quarter Ended
	November 20, 2011	November 21, 2010
Membership fees	$447	$416
Membership fees as a percent of net sales	2.11%	2.21%
Total cardholders (000’s)	65,000	61,000

Membership fees increased 7.6% in the first quarter of 2012. The increase was due to the higher penetration of our higher-fee Executive Membership program and the additional membership sign-ups at the 24 net new warehouses opened since the end of the fourth quarter of fiscal 2010. Our member renewal rates are consistent with recent years, currently at approximately 89% in the U.S. and Canada, and approximately 85% on a worldwide basis.

Effective November 1, 2011 for new members, and January 1, 2012 for renewal members, we increased our annual membership fees by $5 for U.S. Goldstar (individual), Business, Business add-on and Canada Business members to $55. Also, our U.S. and Canada Executive Membership annual fees increased from $100 to $110, and the maximum 2% reward associated with Executive Membership will increase from $500 to $750 annually. Membership fee revenue represents annual membership fees paid by our members. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases did not impact our membership fee revenue for the first quarter of 2012.

Gross Margin

	Quarter Ended
	November 20, 2011	November 21, 2010
Gross Margin	$2,250	$2,066
Gross margin as a percent of net sales	10.62%	10.97%

Gross margin as a percent of net sales decreased 35 basis points compared to the first quarter of 2011. Gross margin for core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percent of core merchandise sales, rather than total net sales, decreased 5 basis points, primarily due to decreases in fresh foods and food and sundries, with a partial offsetting improvement in hardlines. When expressed as a percentage of total net sales, the core merchandise gross margin decreased 32 basis points from the prior year, due primarily to the increased sales penetration of the lower-margin gasoline business. Warehouse ancillary and other businesses gross margins decreased by two basis points as a percent of total net sales. Increased penetration of the Executive Membership two-percent reward program and increased spending by Executive Members negatively affected gross margin by one basis point.

Foreign currencies strengthened against the U.S. dollar, which positively impacted gross margin for the first quarter of 2012 by approximately $7.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Selling, General and Administrative Expenses

	Quarter Ended
	November 20, 2011	November 21, 2010
Selling, general and administrative (SG&A) expenses	$2,145	$1,941
SG&A expense as a percent of net sales	10.13%	10.31%

SG&A expenses as a percent of net sales decreased 18 basis points compared to the first quarter of 2011. Excluding the effect of gasoline price inflation on net sales, SG&A expenses increased four basis points. This increase was primarily due to contributions to the Yes on 1183 Coalition in support of an initiative reforming alcohol beverage laws in Washington State and higher stock-based compensation expense, which had negative impacts of eight and seven basis points, respectively. These were partially offset by an 11 basis point decrease in our warehouse and central operating costs, largely payroll.

Foreign currencies strengthened against the U.S. dollar, which negatively impacted SG&A for the first quarter of 2012 by approximately $8.

Preopening Expenses

	Quarter Ended
	November 20, 2011	November 21, 2010
Preopening expenses	$10	$12

Warehouse openings, including relocations	4	8

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Provision for Impaired Assets, Closing Costs and Other, Net

	Quarter Ended
	November 20, 2011	November 21, 2010
Warehouse closing expenses	$—	$3
Impairment of long-lived assets	—	1
Net gains on sale of real property	(1)	—

Provision for impaired assets, closing costs and other, net	$(1)	$4

The provision primarily includes costs related to: impairment of long-lived assets; future lease obligations, including contract termination costs, of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Interest Expense

	Quarter Ended
	November 20, 2011	November 21, 2010
Interest expense	$27	$26

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007. The 5.3% Senior Notes are due March 15, 2012.

Interest Income and Other, Net

	Quarter Ended
	November 20, 2011	November 21, 2010
Interest income	$11	$7
Foreign-currency transactions and other, net	26	(2)

Interest income and other, net	$37	$5

The increase in interest income was attributable to increases in our cash and cash equivalents, including short-term investments, and slightly higher interest rates. The increase in foreign-currency transactions and other, net is primarily due to net gains from foreign currency transactions and changes in fair value on derivative forward foreign-currency contracts of $23 in the first quarter of 2012, compared to losses of $4 in the first quarter of 2011. The gains in the first quarter of 2012 primarily relate to the revaluation of all monetary assets and revaluation or settlement of monetary liabilities denominated in currencies other than the functional currency, generally the U.S. dollar cash and cash equivalents and U.S. dollar payables of consolidated subsidiaries to their functional currencies. See Derivatives and Foreign Currency sections in Note 1 to the condensed consolidated financial statements.

Provision for Income Taxes

	Quarter Ended
	November 20, 2011	November 21, 2010
Income tax expense	$225	$172
Effective tax rate	40.8%	34.2%

The effective tax rates for the first quarter of 2012 and 2011 were 40.8% and 34.2%, respectively. Excluding the effects of discrete tax items, the estimated annual effective tax rates were 35.5% and 35.9% for the first quarter of fiscal year 2012 and 2011, respectively. The effective tax rate for the first quarter of fiscal 2012 was adversely impacted by a net discrete tax expense of $29 relating primarily to two items: the previously mentioned $24 charge relating to the settlement of an income tax audit of Costco Mexico and the tax effects of nondeductible expenses for contributions to the Yes on 1183 Coalition.

The effective tax rate for the first quarter of 2011 was positively impacted by the resolution of an uncertain tax position which resulted in a tax refund received by Costco Mexico.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	November 20, 2011	August 28, 2011
Cash and cash equivalents	$4,319	$4,009
Short-term investments .	1,596	1,604

Total	$5,915	$5,613

Our primary sources of liquidity are cash flows generated from warehouse operations and cash and cash equivalents and short-term investments balances. Of these balances, approximately $1,154 and $982 at November 20, 2011, and August 28, 2011, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal quarter or fiscal year, respectively.

Net cash provided by operating activities totaled $664 in the first quarter of 2012 compared to $720 in the first quarter of 2011, a decrease of $56. This decrease was primarily attributable to a $120 increase in our net investment in merchandise inventories (merchandise inventories less accounts payable). This use of cash was partially offset by an increase in the change in other current operating assets and liabilities of $60.

Net cash used in investing activities totaled $352 in the first quarter of 2012 compared to $137 in the first quarter of 2011, an increase of $215. Net cash used in investing activities in the first quarter of 2011 was offset by an increase in cash of $165 resulting from the initial consolidation of Costco Mexico. Also, cash used for property and equipment additions increased $37, quarter-over-quarter.

Net cash provided by financing activities totaled $67 in the first quarter of 2012 compared to cash used of $87 in the first quarter of 2011, a change of $154. This was primarily attributable to a decrease in dividends paid of $89 (due to the timing of the dividend payment), an increase in bank checks outstanding of $87, and proceeds of $78 from the issuance of long-term debt by our Japanese subsidiary. These were partially offset by an $87 decrease in proceeds from the exercise of stock options.

The effect of changes in foreign-exchange rates decreased cash and cash equivalents by $69 in the first quarter of 2012, compared to an increase of $29 in the first quarter of 2011, a decrease of $98. This decrease was due to the weakening of foreign currencies against the U.S. dollar at the end of the first quarter of 2012.

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries and other entities, including our 50% owned investment in Mexico, as such earnings are deemed by us to be indefinitely reinvested. Cash and cash equivalents and short-term investments held by these consolidated subsidiaries and other entities may not be available to be used for certain financing activities, such as the repayment of short-term debt or the repurchase of common stock. At November 20, 2011, cash and cash equivalent balances and short-term investments of $1,836 were held by these non-U.S. consolidated subsidiaries and other entities.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Dividends

Our current quarterly cash dividend rate is $0.24 per share, or $0.96 per share on an annualized basis. On October 25, 2011, our Board of Directors declared a quarterly cash dividend of $0.24 per share for shareholders of record on November 11, 2011. The dividend was paid on November 25, 2011.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,400 to $1,500 during fiscal 2012 for real estate, construction, remodeling, and equipment for warehouses and related operations. Through the end of the first quarter of fiscal 2012, we spent approximately $343. Future expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

We opened 4 new warehouses in the first quarter of 2012. Expansion plans for the remainder of fiscal 2012 are to open up to 17 additional new warehouses, including at least one relocation of an existing warehouse to a larger and better-located facility and the reopening of a Japan warehouse that was closed for repair, following the March 2011 earthquake.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Bank Credit Facilities

			Credit Line Activity at November 20, 2011
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Short- Term Borrowing	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby LC	N/A	$17	$17	$—	$—	$—	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	7	—	43	N/A
Australia(1)	Guarantee Line	N/A	10	2	—	—	8	N/A
Canada(1)(3)	Multi- Purpose Line	N/A	29	21	—	—	8	2.30%
Japan(1)	Revolving Credit	February-12	46	—	—	17	29	0.58%
Japan(1)	Bank Guaranty	March-12	19	19	—	—	—	N/A
Japan(1)	Revolving Credit	February-12	46	—	—	17	29	0.58%
Japan(2)	Commercial LC	N/A	1	—	—	—	1	N/A
Korea(1)	Multi- Purpose Line	March-12	10	1	—	—	9	4.35%
Mexico	Commercial LC	October-12	3	—	—	—	3	N/A
Mexico	Commercial LC	N/A	3	—	1	—	2	N/A
Taiwan	Multi- Purpose Line	January-12	23	8	—	—	15	2.88%
Taiwan	Multi- Purpose Line	July-12	16	3	—	—	13	2.87%
United Kingdom	Uncommitted Money Market Line	N/A	32	—	—	—	32	3.10%
United Kingdom	Uncommitted Overdraft Line	N/A	47	—	—	—	47	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	4	4	—	—	—	N/A
United Kingdom	Commercial LC	N/A	3	1	—	—	2	N/A

TOTAL			$359	$76	$8	$34	$241

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.
(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.

We had credit facilities (for commercial and standby letters of credit) totaling $134 as of November 20, 2011. The outstanding commitments under these facilities totaled $84 at November 20, 2011, including $76 in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Financing Activities

In October 2011, our Japanese subsidiary issued promissory notes through a private placement in the amount of $78, bearing interest at 1.18%. These yen-denominated notes are being issued in two series, with another funding scheduled to occur on December 20, 2011 in the amount of $52. For both series, interest is payable semi-annually, and principal is due in October 2018. We guarantee these notes.

The current portion of long-term debt is comprised of the $900 5.3% Senior Notes due March 15, 2012. Upon maturity, we intend to repay the outstanding principal balance and associated interest with our existing liquidity sources of cash and cash equivalents and short-term investments balances.

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

We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the condensed consolidated financial statements included in Part I of this Report for additional information on the fair value of open, unsettled forward foreign-exchange contracts as of November 20, 2011, and August 28, 2011.

We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for certain of our warehouses and other facilities, primarily in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.

Stock Repurchase Programs

In the first quarter of 2012 and 2011, we repurchased 2,122,000 shares and 2,436,000 shares of our common stock, at an average price of $81.54 and $61.71, totaling approximately $173 and $150, respectively. The remaining amount available for stock repurchases under our approved plan was $3,533 at November 20, 2011. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data) (Continued)

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 28, 2011. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I of this Report.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and foreign-currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2011.

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

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

See discussion of Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Part I of this Report.

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2011. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

ITEM 2—Unregistered	Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2012 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
August 29, 2011 – September 25, 2011	842,000	$80.08	842,000	$3,639
September 26, 2011 – October 23, 2011	748,000	81.78	748,000	3,578
October 24, 2011 – November 20, 2011	532,000	83.50	532,000	3,533

Total first quarter	2,122,000	$81.54	2,122,000

(1)	Monthly information is presented by reference to our fiscal periods during the first quarter of fiscal 2012.
(2)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors, approved in April 2011, which expires in April 2015.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Removed and Reserved

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

3.1		Articles of Incorporation of the Registrant(1)

3.2		Bylaws of the Registrant(2)

4.1		Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.6.2	*	Fiscal 2012 Executive Bonus Plan(3)

10.6.3	*	Executive Employment Agreement between Craig Jelinek and Costco Wholesale Corporation

31.1		Rule 13(a) -14(a) Certifications

32.1		Section 1350 Certifications

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.
(2)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 24, 2010.
(3)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on October 27, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

Date: December 16, 2011	/S/ JAMES D. SINEGAL
James D. Sinegal Chief Executive Officer

Date: December 16, 2011	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer