Form 10-Q
period 2012-02-12
COSTCO WHOLESALE CORP /NEW
filed 2012-03-15
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 12, 2012

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

The number of shares outstanding of the issuer’s common stock as of March 9, 2012 was 433,973,086

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	February 12, 2012	August 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,389	$4,009
Short-term investments	1,396	1,604
Receivables, net	1,092	965
Merchandise inventories	6,934	6,638
Deferred income taxes and other current assets	549	490

Total current assets	14,360	13,706

PROPERTY AND EQUIPMENT
Land	3,893	3,819
Buildings and improvements	10,491	10,278
Equipment and fixtures	4,116	4,002
Construction in progress	287	269

	18,787	18,368
Less accumulated depreciation and amortization	(6,268)	(5,936)

Net property and equipment	12,519	12,432

OTHER ASSETS	632	623

TOTAL ASSETS	$27,511	$26,761

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,334	$6,544
Current portion of long-term debt	900	900
Accrued salaries and benefits	1,891	1,758
Accrued sales and other taxes	373	335
Other current liabilities	1,824	1,540
Deferred membership fees	1,087	973

Total current liabilities	12,409	12,050
LONG-TERM DEBT, excluding current portion	1,380	1,253
DEFERRED INCOME TAXES AND OTHER LIABILITIES	903	885

Total liabilities	14,692	14,188

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 433,875,000 and 434,266,000 shares issued and outstanding	2	2
Additional paid-in capital	4,585	4,516
Accumulated other comprehensive income	306	373
Retained earnings	7,339	7,111

Total Costco stockholders’ equity	12,232	12,002
Noncontrolling interests	587	571

Total equity	12,819	12,573

TOTAL LIABILITIES AND EQUITY	$27,511	$26,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
REVENUE
Net sales	$22,508	$20,449	$43,689	$39,272
Membership fees	459	426	906	842

Total revenue	22,967	20,875	44,595	40,114
OPERATING EXPENSES
Merchandise costs	20,139	18,235	39,070	34,992
Selling, general and administrative	2,176	2,038	4,321	3,979
Preopening expenses	6	4	16	16
Provision for impaired assets, closing costs and other, net	2	2	1	6

Operating income	644	596	1,187	1,121
OTHER INCOME (EXPENSE)
Interest expense	(27)	(27)	(54)	(53)
Interest income and other, net	10	4	47	9

INCOME BEFORE INCOME TAXES	627	573	1,180	1,077
Provision for income taxes	215	204	440	376

Net income including noncontrolling interests	412	369	740	701
Net income attributable to noncontrolling interests	(18)	(21)	(26)	(41)

NET INCOME ATTRIBUTABLE TO COSTCO	$394	$348	$714	$660

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.91	$0.80	$1.64	$1.52

Diluted	$0.90	$0.79	$1.62	$1.49

Shares used in calculation (000’s)
Basic	434,535	436,682	434,374	435,385
Diluted	439,468	443,186	440,036	442,283
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.240	$0.205	$0.480	$0.410

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	24 Weeks Ended
	February 12, 2012	February 13, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$740	$701
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	414	386
Stock-based compensation	134	109
Excess tax benefits on stock-based awards	(40)	(28)
Other non-cash operating activities, net	19	9
Deferred income taxes	(7)	(6)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(327)	(151)
(Decrease)/increase in accounts payable	(75)	100
Other operating assets and liabilities, net	386	326

Net cash provided by operating activities	1,244	1,446

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(869)	(1,884)
Maturities of short-term investments	867	981
Sales of investments	191	414
Additions to property and equipment	(632)	(540)
Proceeds from the sale of property and equipment	8	8
Increase resulting from initial consolidation of Costco Mexico	0	165
Other investing activities, net	(17)	(5)

Net cash used in investing activities	(452)	(861)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(77)	(319)
Repayments of short-term borrowings	(117)	(33)
Proceeds from short-term borrowings	117	8
Proceeds from issuance of long-term debt	129	0
Proceeds from exercise of stock options	39	193
Minimum tax withholdings on stock-based awards	(104)	(52)
Excess tax benefits on stock-based awards	40	28
Repurchases of common stock	(312)	(239)
Cash dividend payments	(105)	(89)
Other financing activities, net	(2)	0

Net cash used in financing activities	(392)	(503)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	59

Net increase in cash and cash equivalents	380	141
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,009	3,214

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,389	$3,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $4 and $4 interest capitalized in 2012 and 2011, respectively)	$56	$55
Income taxes	$363	$257
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued property and equipment	$66	$50
Cash dividend declared, but not yet paid	$104	$90
Unsettled repurchases of common stock	$6	$6

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

The Company operates membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills, self-service facilities. At February 12, 2012, Costco operated 598 warehouses worldwide, which included: 433 U.S. locations, 82 Canadian locations, 32 Mexico locations, 22 United Kingdom locations, 11 Japan locations, eight Taiwan locations, seven Korea locations, and three Australia locations.

Fiscal Year End

The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012. References to the second quarters of 2012 and 2011 relate to the 12-week fiscal quarters ended February 12, 2012 and February 13, 2011, respectively. References to the first half of 2012 and 2011 relate to the 24-weeks ended February 12, 2012 and February 13, 2011, respectively.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels have been determined. Due to net inflationary trends, merchandise inventories valued at LIFO were lower than FIFO resulting in a charge to merchandise costs of $3 in the second quarter and first half of 2012 and $6 in the second quarter and first half of 2011. At February 12, 2012 and August 28, 2011, merchandise inventories valued at LIFO were lower than FIFO by $90 and $87, respectively.

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of forward foreign-exchange contracts were $238 and $247 at February 12, 2012, and August 28, 2011, respectively.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 12, 2012, and August 28, 2011.

The following table summarizes the amount of unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of open-unsettled forward foreign-exchange contracts:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Forward foreign-exchange contracts	$(6)	$1	$(3)	$(1)

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

Foreign Currency

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency (generally the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency) in interest income and other, net in the accompanying condensed consolidated statements of income. Also included are realized foreign-currency gains or losses from all settlements of forward foreign-exchange contracts. These items resulted in a net gain of $3 and $23 in the second quarter and first half of 2012, respectively, as compared to a net loss of $9 and $11 in the second quarter and first half of 2011.

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

In June 2011, the FASB issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2013. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and will impact the financial statements’ presentation only. A portion of the new comprehensive income guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

In September 2011, the FASB amended its guidance related to the disclosure requirements for employers subject to multi-employer pension plans. The amended guidance requires additional separate disclosures for multi-employer pension plans and other multi-employer post-retirement benefit plans. The amended guidance is effective for public entities for annual periods ending after December 15, 2011. The Company plans to adopt this guidance for its annual report on Form 10-K for its fiscal year 2012. Because the guidance only affects the annual disclosures required for multi-employer pension plans, it is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 28, 2011. The Company’s investments at February 12, 2012 and August 28, 2011, were as follows:

February 12, 2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,047	$6	$1,053
Corporate notes and bonds	57	1	58
FDIC-insured corporate bonds	166	1	167
Asset and mortgage-backed securities	10	0	10

Total available-for-sale	1,280	8	1,288
Held-to-maturity:
Certificates of deposit	108		108

Total short-term investments	$1,388	$8	$1,396

August 28, 2011:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,096	$8	$1,104
Corporate notes and bonds	6	1	7
FDIC-insured corporate bonds	208	1	209
Asset and mortgage-backed securities	12	0	12

Total available-for-sale	1,322	10	1,332
Held-to-maturity:
Certificates of deposit	272		272

Total short-term investments	$1,594	$10	$1,604

Unrealized losses on the Company’s available-for-sale investments were not material as of February 12, 2012 and August 28, 2011.

Gross unrealized gains and losses on cash equivalents were not material at February 12, 2012 and August 28, 2011, respectively.

The proceeds from sales of available-for-sale securities during the second quarter and the first half of 2012 and 2011 are provided in the following table:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Proceeds	$96	$177	$191	$414

Gross realized gains or losses from sales of available-for-sale securities during the second quarter and first half of 2012 and 2011 were not material. As of February 12, 2012 and August 28, 2011, the Company’s available-for-sale securities that were in continuous unrealized-loss positions were not material.

The maturities of available-for-sale and held-to-maturity securities at February 12, 2012, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$956	$958	$108	$108
Due after one year through five years	318	324	0	0
Due after five years	6	6	0	0

	$1,280	$1,288	$108	$108

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of February 12, 2012, and August 28, 2011, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of Level 3 financial assets and liabilities were immaterial.

February 12, 2012:	Level 1	Level 2
Money market mutual funds (1)	$268	$0
Investment in U.S. government and agency securities (2)	0	1,064
Investment in corporate notes and bonds	0	58
Investment in FDIC-insured corporate bonds	0	167
Investment in asset and mortgage-backed securities	0	10
Forward foreign exchange contracts, in asset position (3)	0	1
Forward foreign exchange contracts, in (liability) position (3)	0	(5)

Total	$268	$1,295

August 28, 2011:	Level 1	Level 2
Money market mutual funds (1)	$200	$0
Investment in U.S. government and agency securities (4)	0	1,177
Investment in corporate notes and bonds	0	7
Investment in FDIC-insured corporate bonds	0	209
Investment in asset and mortgage-backed securities	0	12
Forward foreign exchange contracts, in asset position (3)	0	1
Forward foreign exchange contracts, in (liability) position (3)	0	(2)

Total	$200	$1,404

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	$11 and $1,053 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.
(3)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

(4)	$73 and $1,104 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.

Changes in fair value, including net transfers, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the second quarter and first half of 2012 and 2011 were immaterial. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer occurred. There were no transfers in or out of Level 1, 2, or 3 during the second quarter and first half of 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets measured during the second quarter and first half of 2012 and 2011.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during the second quarter and first half of 2012 and 2011 were immaterial.

Note 4—Debt

During the first half of fiscal 2012, the Company’s Japanese subsidiary issued 1.18% yen-denominated promissory notes through a private placement. These notes were issued in two series, with the first funding in October 2011 and the second funding occurring in December 2011. For both series, interest is payable semi-annually, and principal is due in October 2018. The Company guarantees these notes.

The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	February 12, 2012		August 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,097	$1,319	$1,097	$1,314
5.3% Senior Notes due March 2012	900	903	900	924
2.695% Promissory Notes Due October 2017	84	93	85	94
1.18% Fixed-rate Note Due October 2018	129	132	0	0
Other long-term debt	70	110	71	103

Total long-term debt	2,280	2,557	2,153	2,435
Less current portion	900	903	900	924

Long-term debt, excluding current portion	$1,380	$1,654	$1,253	$1,511

The current portion of long-term debt is comprised of the $900 5.3% Senior Notes due March 15, 2012. Upon maturity, the Company intends to repay the outstanding principal balance and associated interest with its existing liquidity sources of cash and cash equivalents and short-term investments.

Note 5—Equity and Comprehensive Income

Dividends

The Company’s current quarterly dividend rate is $0.24 per share, compared to $0.205 per share in the second quarter of 2011.

Stock Repurchase Programs

The Company’s stock repurchase activity during the second quarter and first half of 2012 and 2011 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
Second quarter of 2012	1,759	$82.20	$145
First half of 2012	3,881	81.84	318

Second quarter of 2011	1,315	$71.75	$95
First half of 2011	3,751	65.23	245

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows to the extent that repurchases had not settled at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $3,388 at February 12, 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries in which the Company has a controlling interest, but not a total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2011	$12,002	$571	$12,573
Comprehensive income:
Unrealized gain/(loss) on short-term investments, net of $1 tax	(1)	0	(1)
Foreign-currency translation adjustment and other	(66)	(10)	(76)
Net income	714	26	740

Total comprehensive income	647	16	663
Stock-based compensation	134	0	134
Stock options exercised including tax effects	49	0	49
Release of vested restricted stock units (RSUs) including tax effects	(74)	0	(74)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(318)	0	(318)
Cash dividends	(209)	0	(209)

Equity at February 12, 2012	$12,232	$587	$12,819

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 29, 2010	$10,829	$101	$10,930
Initial consolidation of noncontroling interest in Costco Mexico	0	357	357
Comprehensive income:
Unrealized gain/(loss) on short-term investments, net of $2 tax	(3)	0	(3)
Foreign-currency translation adjustment and other	221	42	263
Net income	660	41	701

Total comprehensive income	878	83	961
Stock-based compensation	109	0	109
Stock options exercised including tax effects	236	0	236
Release of vested RSUs including tax effects	(45)	0	(45)
Repurchases of common stock	(245)	0	(245)
Cash dividends	(179)	0	(179)

Equity at February 13, 2011	$11,583	$541	$12,124

The following table shows components of comprehensive income for the second quarter of 2012 and 2011:

	12 Weeks Ended
	February 12, 2012	February 13, 2011
Net income including noncontrolling interests	$412	$369
Unrealized gain/(loss) on short-term investments, net of $0 and $2 tax	0	(4)
Foreign currency translation adjustment and other	132	86

Comprehensive income	544	451
Comprehensive (income) attributable to noncontrolling interests	(49)	(33)

Comprehensive income attributable to Costco	$495	$418

Note 6—Stock-Based Compensation Plans

Summary of Stock Option Activity

In the second quarter of 2012, the Fifth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Sixth Restated 2002 Stock Incentive Plan (Sixth Restated 2002 Plan). The Sixth Restated 2002 Plan authorizes the issuance of an additional 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares authorized under the previous plan. Each RSU issued is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

The following table summarizes stock option transactions during the first half of 2012:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding and exercisable at August 28, 2011	5,917	$40.07
Exercised	(963)	39.77

Outstanding and exercisable at February 12, 2012	4,954	$40.12	2.40	$218

(1)	The difference between the exercise price and market value of common stock at February 12, 2012.

The tax benefits realized and intrinsic value related to total stock options exercised during the first half of 2012 and 2011 are provided in the following table:

	24 Weeks Ended
	February 12, 2012	February 13, 2011
Actual tax benefit realized for stock options exercised	$15	$52
Intrinsic value of stock options exercised (1)	$42	$151

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At February 12, 2012, 14,297,000 shares were available to be granted as RSUs to eligible employees and directors under the Sixth Restated 2002 Plan.

The following awards were outstanding at the end of the first half of 2012:

•	8,699,000 shares of time-based RSUs that vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first half of 2012:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 28, 2011	9,727	$57.56
Granted	3,543	81.35
Vested	(3,729)	59.00
Forfeited	(140)	66.08

Non-vested at February 12, 2012	9,401	$65.88

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
RSUs	$58	$52	$134	$108
Stock options	0	0	0	1

Total stock-based compensation expense before income taxes	58	52	134	109
Less recognized income tax benefit	(19)	(16)	(44)	(35)

Total stock-based compensation expense, net of income taxes	$39	$36	$90	$74

The remaining unrecognized compensation cost related to non-vested RSUs at February 12, 2012, was $535 and the weighted-average period of time over which this cost will be recognized is 1.9 years.

Note 7—Income Taxes

The Company’s reported effective tax rates for the 24 weeks ended February 12, 2012 and February 13, 2011 were 37.3%, and 34.9%, respectively, in the accompanying condensed consolidated statements of income, which includes the net impact of discrete items. The Company’s current year consolidated provision for income taxes was adversely impacted by a net discrete tax expense of $26 relating primarily to two items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contribution to an initiative reforming alcohol beverage laws in Washington State.

The Company is currently evaluating options for seeking a refund of some or all of the taxes paid or payable to the Mexican tax authority relating to the tax audit. However, the Company’s ability to prevail in obtaining a refund of the amounts paid or payable to the Mexican tax authority is subject to significant uncertainty.

Note 8—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Net income available to common stockholders used in basic and diluted net income per common share	$394	$348	$714	$660

Weighted average number of common shares used in basic net income per common share	434,535	436,682	434,374	435,385
Stock options and RSUs	4,094	5,565	4,801	5,958
Conversion of convertible notes	839	939	861	940

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	439,468	443,186	440,036	442,283

Anti-dilutive RSUs	6	0	4	0

Note 9—Commitments and Contingencies

The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, the Company has not recorded an accrual related to any of the claims, proceedings or actions described herein, as the Company does not believe a material loss is probable. In each case, except where it is noted that a matter has been concluded in the Company’s favor, there is a reasonable possibility that a loss may be incurred. At this time, however, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.

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

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. The court will hold a fairness hearing on final approval of the settlement on March 22, 2012. Plaintiffs have moved for an award of $10 million in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion.

On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking records relating to the Company’s receipt and handling of hazardous merchandise returned by Costco members and other records. The Company has entered into a tolling agreement with the United States Attorney’s Office. On November 3, 2011, the Company was served with a subpoena for documents concerning the handling or disposal of any non-saleable hazardous products by or at any Company warehouse or distribution center. The subpoena is from the Office of the District Attorney of the County of San Joaquin in California and states that he has a “reasonable belief that [California] Business and Professions Code section 17200 may have been violated.” The Company has entered into a tolling agreement with the district attorneys.

The Environmental Protection Agency (EPA) issued an Information Request to the Company, dated November 1, 2007, regarding warehouses in the states of Arizona, California, Hawaii, and Nevada and relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these states. The Company has responded to these allegations, is engaged in communications with the Department about these and additional allegations, and has entered into tolling agreements. Substantial penalties may be levied for violations of the Clean Air Act. The Company is cooperating with this inquiry.

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

Note 10—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the United States, Canada, the United Kingdom, Japan, Australia, through majority-owned subsidiaries in Taiwan and Korea, and its Mexico joint venture. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 28, 2011, after considering newly adopted accounting pronouncements described elsewhere herein. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain home office operating expenses are incurred on behalf of the Company’s Canadian and Other International Operations, but are included in the United States Operations because those costs are not allocated internally and generally come under the responsibility of the Company’s United States management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 12, 2012
Total revenue	$16,611	$3,562	$2,794	$22,967
Operating income	373	144	127	644
Depreciation and amortization	156	28	25	209
Additions to property and equipment	207	33	49	289

Twelve Weeks Ended February 13, 2011
Total revenue	$15,241	$3,220	$2,414	$20,875
Operating income	336	135	125	596
Depreciation and amortization	146	27	22	195
Additions to property and equipment	171	25	38	234

Twenty-Four Weeks Ended February 12, 2012
Total revenue	$32,225	$7,003	$5,367	$44,595
Operating income	690	279	218	1,187
Depreciation and amortization	310	54	50	414
Additions to property and equipment	432	87	113	632
Property and equipment, net	8,958	1,618	1,943	12,519
Total assets	19,110	3,832	4,569	27,511

Twenty-Four Weeks Ended February 13, 2011
Total revenue	$29,252	$6,257	$4,605	$40,114
Operating income	624	276	221	1,121
Depreciation and amortization	290	52	44	386
Additions to property and equipment	421	62	57	540
Property and equipment, net	8,778	1,588	1,736	12,102
Total assets	18,531	3,376	3,809	25,716

Year Ended August 28, 2011
Total revenue	$64,904	$14,020	$9,991	$88,915
Operating income	1,395	621	423	2,439
Depreciation and amortization	640	117	98	855
Additions to property and equipment	876	144	270	1,290
Property and equipment, net	8,870	1,608	1,954	12,432
Total assets	18,558	3,741	4,462	26,761

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data)

Forward-looking Statements

Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of suppliers, rising costs associated with employees (including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company’s public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law. This management discussion should be read in conjunction with the management discussion included in our fiscal 2011 annual report on Form 10-K, previously filed with the SEC.

Overview

We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. This turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than traditional wholesalers, mass merchandisers, supermarkets, and supercenters.

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth (sales in warehouses open for at least one year). Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, and department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

We also achieve sales growth by opening new warehouses and relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are lessened. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

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

Our operating model is generally the same across our U.S., Canada, and Other International segments (see definitions in Item 1, Note 10 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wage and benefits as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower margin gasoline business only in the United States and Canada.

In our discussions of the consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert our international operations’ financial results from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate fluctuations is typically calculated as the difference between the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates.

Our fiscal year ends on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012. References to the second quarters of 2012 and 2011 relate to the 12-week fiscal quarters ended February 12, 2012 and February 13, 2011, respectively. References to the first half of 2012 and 2011 relate to the 24-weeks ended February 12, 2012 and February 13, 2011, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Key items for the second quarter of 2012 as compared to the second quarter of 2011 include:

•

Net sales increased 10.1% to $22,508, driven by an 8% increase in comparable sales and sales at the 17 net new warehouses opened since the end of the second quarter of fiscal 2011. Net sales were favorably impacted by increases in the price of gasoline, partially offset by the weakening of certain foreign currencies against the U.S dollar;

•	Membership fees increased 7.8% to $459, primarily due to new membership sign-ups and the increased penetration of the higher-fee Executive Membership program;

•	Gross margin as a percentage of net sales decreased 30 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved 29 basis points;

•	Net income increased 13.3% to $394, or $0.90 per diluted share compared to $348, or $0.79 per diluted share in the second quarter of 2011;

•	The Board of Directors declared a quarterly cash dividend in the amount of $0.24 per share, which was paid subsequent to the end of the second quarter; and

•	We repurchased 1,759,000 shares of our common stock, at an average cost of $82.20 per share, totaling approximately $145.

Results of Operations

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Net sales	$22,508	$20,449	$43,689	$39,272
Increases in comparable warehouse sales:
U.S.	8%	5%	9%	5%
International	8%	12%	9%	13%

Total Company	8%	7%	9%	7%

Net Sales

Net sales increased $2,059 or 10.1%, and $4,417 or 11.2% in the second quarter and first half of 2012, respectively. These increases were attributable to an increase in comparable warehouse sales and sales at the 17 net new warehouses opened since the end of the second quarter of fiscal 2011.

Gasoline price inflation positively impacted net sales during the second quarter and first half of 2012 by approximately $200 or 98 basis points, and $664, or 169 basis points, respectively, which resulted from an 11% and 18% increase in the average sales price per gallon, respectively. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales during the second quarter and first half of 2012 by approximately $99, or 49 basis points, and $40, or 10 basis points, respectively.

Comparable Sales

Comparable sales increased 8% and 9% in the second quarter and first half of 2012, respectively, and were positively impacted by increases in shopping frequency and the average amount spent by our members. Gasoline price inflation positively impacted comparable sales results during the second quarter and first half of 2012 by approximately $199, or 97 basis points, and $655 or 167 basis points, respectively. The weakening of foreign currencies during the second quarter and first half of 2012 negatively impacted comparable sales by approximately $116, or 57 basis points, and $65, or 16 basis points, respectively. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Membership fees	$459	$426	$906	$842
Membership fees as a percent of net sales	2.04%	2.08%	2.07%	2.14%
Total cardholders (000’s)	65,700	62,000	65,700	62,000

Membership fees increased 7.8% and 7.7% in the second quarter and first half of 2012, respectively. The increase was due to new member sign-ups at existing warehouses, the higher penetration of our higher-fee Executive Membership program, and the additional membership sign-ups at new warehouses opened since the end of the second quarter of fiscal 2011. Our member renewal rates are consistent with recent years, currently 89% in the U.S. and Canada, and 86% on a worldwide basis.

Effective November 1, 2011, for new members, and January 1, 2012, for renewal members, we increased our annual membership fee by $5 for U.S. Goldstar (individual), Business, Business add-on and Canada Business members to $55. Our U.S. and Canada Executive Membership annual fee increased from $100 to $110, and the maximum 2% reward associated with Executive Membership increased from $500 to $750 annually. We account for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. Thus, these fee increases did not have a material impact on our membership fee revenue for the second quarter and first half of 2012, but will have an increasing impact in future quarters.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Net sales	$22,508	$20,449	$43,689	$39,272
Less merchandise costs	20,139	18,235	39,070	34,992

Gross margin	$2,369	$2,214	$4,619	$4,280
Gross margin as a percent of net sales	10.53%	10.83%	10.57%	10.90%

Gross margin as a percent of net sales decreased 30 basis points compared to the second quarter of 2011. Gross margin for core merchandise categories (food and sundries, hardlines, softlines, and fresh foods) decreased 25 basis points, primarily due to decreases in softlines and food and sundries margins. Excluding the effect of gasoline price inflation, gross margin for core merchandise categories decreased 16 basis points due to our investment in merchandise pricing. Warehouse ancillary and other businesses’ gross margins decreased five basis points as a percent of total net sales, primarily due to lower margin in our food court businesses. The gross margin comparison was positively impacted by two basis points due to a $3 LIFO inventory charge in the second quarter 2012 compared to a charge of $6 in the second quarter of 2011. Increased penetration of the Executive Membership 2% reward program negatively affected gross margin by two basis points due to increased spending by Executive Members. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $10.

Gross margin as a percent of net sales for the first half of 2012 decreased 33 basis points compared to the first half of 2011. Gross margin for the core merchandise categories decreased 28 basis points, primarily due to decreases in food and sundries, hardlines, and softlines. Excluding the effect of gasoline price inflation, gross margin for core merchandise categories decreased 14 basis points due to our investment in merchandise pricing. Warehouse ancillary and other businesses’ gross margins decreased four basis points as a percent of total net sales. The gross margin comparison was positively impacted by one basis point due to a $3

LIFO inventory charge in the first half of 2012 compared to a charge of $6 in the first half of 2011. Increased penetration of the Executive Membership 2% reward program negatively affected gross margin by two basis points due to increased spending by Executive Members. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $4 for the first half of 2012.

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Selling, general and administrative (SG&A) expenses	$2,176	$2,038	$4,321	$3,979
SG&A expense as a percent of net sales	9.67%	9.96%	9.89%	10.13%

SG&A expenses as a percent of net sales decreased 29 basis points compared to the second quarter of 2011. Excluding the effect of gasoline price inflation, SG&A expenses decreased 21 basis points, primarily due to a 20 basis point decrease in our warehouse and central operating costs, largely payroll-related expenses. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $7 for the second quarter of 2012.

SG&A expenses as a percent of net sales decreased 24 basis points compared to the first half of 2011. Excluding the effect of gasoline price inflation, SG&A expenses decreased nine basis points, primarily due to a 16 basis point decrease in our warehouse and central operating costs, largely payroll-related expenses. These improvements were partially offset by contributions to an initiative reforming alcohol beverage laws in Washington State and higher stock-based compensation expense, which had negative impacts of four basis points each.

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Preopening expenses	$6	$4	$16	$16

Warehouse openings, including relocations	2	2	6	10

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Provision for Impaired Assets and Closing Costs and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Warehouse closing expenses	$2	$2	$2	$5
Impairment of long-lived assets	—	—	—	1
Net gains on sale of real property	—	—	(1)	—

Provision for impaired assets & closing costs and other, net	$2	$2	$1	$6

This provision primarily includes costs related to: impairment of long-lived assets; future lease obligations, including contract termination costs, of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Interest expense	$27	$27	$54	$53

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007. The 5.3% Senior Notes are due March 15, 2012. Repayment will be funded by cash and cash equivalents and short-term investments.

Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Interest income	$11	$9	$22	$16
Foreign-currency transactions gains (losses), net	(3)	(8)	20	(12)
Other, net	2	3	5	5

Interest income and other, net	$10	$4	$47	$9

The increase in interest income, both quarter-over-quarter and year-over-year, was attributable to a net increase in our cash and cash equivalents and short-term investments and slightly higher interest rates. The changes in foreign-currency transactions gains and losses, net in the first half of 2012 compared with the first half of 2011 were related to the revaluation or settlement of monetary assets and monetary liabilities, primarily our Canadian subsidiary’s U.S. dollar denominated payables. See Derivatives and Foreign Currency sections in Item 1, Note 1 of this Report.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 12, 2012	February 13, 2011	February 12, 2012	February 13, 2011
Provision for income taxes	$215	$204	$440	$376
Effective tax rate	34.2%	35.5%	37.3%	34.9%

Our reported effective tax rates for the 24 weeks ended February 12, 2012 and February 13, 2011 were 37.3%, and 34.9%, respectively, in the accompanying condensed consolidated statements of income, which includes the net impact of discrete items. Our current year consolidated provision for income taxes was adversely impacted by a net discrete tax expense of $26 relating primarily to two items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contribution to an initiative reforming alcohol beverage laws in Washington State.

We are currently evaluating options for seeking a refund of some or all of the taxes paid or payable to the Mexican tax authority relating to the tax audit. However, the Company’s ability to prevail in obtaining a refund of the amounts paid or payable to the Mexican tax authority is subject to significant uncertainty.

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	February 12, 2012	August 28, 2011
Cash and cash equivalents	$4,389	$4,009
Short-term investments	1,396	1,604

Total	$5,785	$5,613

Our primary sources of liquidity are cash flows generated from warehouse operations and cash and cash equivalents and short-term investments balances. Of these balances, approximately $1,000 and $982 at February 12, 2012, and August 28, 2011, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal quarter or fiscal year, respectively.

Net cash provided by operating activities totaled $1,244 in the first half of 2012 compared to $1,446 in the first half of 2011, a decrease of $202. This decrease was primarily attributable to a $351 increase in our net investment in merchandise inventories (merchandise inventories less accounts payable). This use of cash was partially offset by an increase in the change in other current operating assets and liabilities of $60.

Net cash used in investing activities totaled $452 in the first half of 2012 compared to $861 in the first half of 2011, a decrease of $409. This decrease was primarily attributable to net cash provided by purchases, maturities and sales of investments of $189 for the first half of 2012, compared to net cash used by these activities of $489 for the first half of 2011, a difference of $678. This was partially offset by an increase in cash in the first half of 2011 of $165 resulting from the initial consolidation of Costco Mexico. Additionally, cash used for property and equipment additions increased $92 in the first half of 2012.

Net cash used in financing activities totaled $392 in the first half of 2012 compared to $503 in the first half of 2011, a decrease of $111. This was primarily attributable to a decrease in bank checks outstanding of $242 and proceeds of $129 in the first half of 2012 from the issuance of long-term debt by our Japanese subsidiary, partially offset by a decrease in proceeds of $154 from the exercise of stock options, and an increase in repurchases of common stock of $73.

The effect of changes in foreign-exchange rates decreased cash and cash equivalents by $20 in the first half of 2012, compared to an increase of $59 in the first half of 2011, a decrease of $79.

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries and other entities, including our 50% owned investment in Mexico, as such earnings are deemed by us to be indefinitely reinvested. We have no current plans to repatriate the cash and cash equivalents and short-term investments held by these subsidiaries. Given our belief that our current U.S. cash position is sufficient to meet our U.S. requirements, and our intention to use subsidiary funds to expand operations within the international jurisdictions where the cash is currently held, the repatriation of these funds should not occur in the foreseeable future. At February 12, 2012, cash and cash equivalents and short-term investments totaling $1,874 were held by these non-U.S. consolidated subsidiaries and other entities.

Dividends

Our current quarterly cash dividend rate is $0.24 per share, or $0.96 per share on an annualized basis. On January 26, 2012, our Board of Directors declared a quarterly cash dividend of $0.24 per share for shareholders of record on February 10, 2012. The dividend was paid on February 24, 2012.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is also required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,400 during fiscal 2012 for real estate, construction, remodeling, and equipment for warehouses and related operations. Through the end of the first half of fiscal 2012, we have spent approximately $632.

We opened six new warehouses in the first half of 2012. Plans for the remainder of fiscal 2012 are to open up to 11 additional new warehouses, including one on-site relocation of an existing warehouse to a larger facility and the reopening of a Japan warehouse that was closed for repair following the March 2011 earthquake.

Bank Credit Facilities

			Credit Line Activity at February 12, 2012
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Available Credit	Applicable Interest Rate

U.S.	Uncommitted Standby LC	N/A	$17	$17	$—	$0	N/A

U.S.	Uncommitted Commercial LC	N/A	50	—	8	42	N/A

Australia (1)	Guarantee Line	N/A	11	2	—	9	N/A

Canada (1)(3)	Multi- Purpose Line	N/A	30	22	—	8	2.30%

Japan (1)(4)	Revolving Credit	February-12	45	—	—	45	0.58%

Japan (1)(5)	Bank Guaranty	March-12	19	19	—	0	N/A

Japan (1)(4)	Revolving Credit	February-12	45	—	—	45	0.58%

Japan (2)	Commercial LC	N/A	1	—	—	1	N/A

Korea (1)(5)	Multi-Purpose Line	March-12	11	1	—	10	4.32%

Mexico	Commercial LC	October-12	2	—	—	2	N/A

Mexico	Commercial LC	N/A	2	—	2	0	N/A

Taiwan	Multi-Purpose Line	January-13	24	8	—	16	2.88%

Taiwan	Multi-Purpose Line	July-12	17	4	—	13	2.87%

United Kingdom	Uncommitted Money Market Line	N/A	32	—	—	32	3.20%

United Kingdom	Uncommitted Overdraft Line	N/A	47	—	—	47	1.50%

United Kingdom (2)	Letter of Guarantee	N/A	5	5	—	0	N/A

United Kingdom	Commercial LC	N/A	3	1	—	2	N/A

		TOTAL	$361	$79	$10	$272

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.
(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.
(4)	Subsequent to the end of the second quarter of 2012, these credit facilities have been renewed.
(5)	We intend to renew this credit facility upon expiration.

We had credit facilities (for commercial and standby letters of credit) totaling $138 as of February 12, 2012. The outstanding commitments under these facilities totaled $89 at February 12, 2012, including $79 in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit.

Financing Activities

During the first half of 2012 our Japanese subsidiary issued 1.18% yen-denominated promissory notes through a private placement. These notes were issued in two series, with the first funding in October 2011 and the second funding occurring in December 2011. For both series, interest is payable semi-annually, and principal is due in October 2018. We guarantee the payment of these notes.

Our current portion of long-term debt is comprised of the $900 5.3% Senior Notes due March 15, 2012. Upon maturity, we intend to repay the outstanding principal balance and associated interest with our existing liquidity sources of cash and cash equivalents and short-term investments balances.

Derivatives

We are exposed to foreign-currency exchange-rate fluctuations in the normal course of business. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign currency. The contracts are intended primarily to economically hedge our exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the condensed consolidated financial statements included in Item 1 of this Report for additional information on the fair value of open, unsettled forward foreign-exchange contracts as of February 12, 2012, and August 28, 2011.

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

Stock Repurchase Programs

In the second quarter of 2012 and 2011, we repurchased 1,759,000 shares and 1,315,000 shares of our common stock, at an average price of $82.20 and $71.75, totaling approximately $145 and $95, respectively. In the first half of 2012 and 2011, we repurchased 3,881,000 shares and 3,751,000 shares of our common stock, at an average price of $81.84 and $65.23, for a total expenditure of $318 and $245, respectively. The remaining amount available for stock repurchases under our approved plan was $3,388 at February 12, 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

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

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Item 1 of this Report.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Item 1 of this Report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2012 (dollars in millions, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (2)

November 21, 2011 – December 18, 2011	453,000	$82.47	453,000	$3,495
December 19, 2011 – January 15, 2012	600,000	81.96	600,000	3,446
January 16, 2012 – February 12 , 2012	706,000	82.24	706,000	3,388

Total second quarter	1,759,000	$82.20	1,759,000

(1)	Monthly information is presented by reference to our fiscal periods during the second quarter of fiscal 2012.
(2)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors, approved in April 2011, which expires in April 2015.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Removed and Reserved

Item 5—Other Information

None.

Item 6—Exhibits

(a) The following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (2)

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.1.14*	Sixth Restated 2002 Stock Incentive Plan (3)

31.1	Rule 13(a)—14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement
(1)	Incorporated by reference to the exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 30, 1999.
(2)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on August 24, 2010.
(3)	Incorporated by reference to exhibits filed as part of the Current Report on Form 8-K filed by Costco Wholesale Corporation on January 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION
(Registrant)

March 14, 2012	/S/ W. CRAIG JELINEK
Date	W. Craig Jelinek President and Chief Executive Officer

March 14, 2012	/S/ RICHARD A. GALANTI
Date	Richard A. Galanti Executive Vice President and Chief Financial Officer