Form 10-Q
period 2012-05-06
COSTCO WHOLESALE CORP /NEW
filed 2012-06-06
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2012

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

The number of shares outstanding of the issuer’s common stock as of May 31, 2012 was 432,344,799

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	May 6, 2012	August 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,791	$4,009
Short-term investments	1,185	1,604
Receivables, net	1,018	965
Merchandise inventories	7,044	6,638
Deferred income taxes and other current assets	553	490

Total current assets	14,591	13,706

PROPERTY AND EQUIPMENT
Land	3,950	3,819
Buildings and improvements	10,639	10,278
Equipment and fixtures	4,206	4,002
Construction in progress	244	269

	19,039	18,368
Less accumulated depreciation and amortization	(6,443)	(5,936)

Net property and equipment	12,596	12,432

OTHER ASSETS	649	623

TOTAL ASSETS	$27,836	$26,761

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,302	$6,544
Current portion of long-term debt	0	900
Accrued salaries and benefits	1,765	1,758
Accrued sales and other taxes	378	335
Other current liabilities	1,799	1,540
Deferred membership fees	1,122	973

Total current liabilities	12,366	12,050
LONG-TERM DEBT, excluding current portion	1,373	1,253
DEFERRED INCOME TAXES AND OTHER LIABILITIES	914	885

Total liabilities	14,653	14,188

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 433,243,000 and 434,266,000 shares issued and outstanding	2	2
Additional paid-in capital	4,653	4,516
Accumulated other comprehensive income	319	373
Retained earnings	7,611	7,111

Total Costco stockholders' equity	12,585	12,002
Noncontrolling interests	598	571

Total equity	13,183	12,573

TOTAL LIABILITIES AND EQUITY	$27,836	$26,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
REVENUE
Net sales	$21,849	$20,188	$65,538	$59,460
Membership fees	475	435	1,381	1,277

Total revenue	22,324	20,623	66,919	60,737
OPERATING EXPENSES
Merchandise costs	19,543	18,067	58,613	53,059
Selling, general and administrative	2,151	1,991	6,472	5,970
Preopening expenses	6	8	22	24
Provision for impaired assets, closing costs and other, net	1	1	2	7

Operating income	623	556	1,810	1,677
OTHER INCOME (EXPENSE)
Interest expense	(19)	(27)	(73)	(80)
Interest income and other, net	18	5	65	14

INCOME BEFORE INCOME TAXES	622	534	1,802	1,611
Provision for income taxes	217	193	657	569

Net income including noncontrolling interests	405	341	1,145	1,042
Net income attributable to noncontrolling interests	(19)	(17)	(45)	(58)

NET INCOME ATTRIBUTABLE TO COSTCO	$386	$324	$1,100	$984

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.89	$0.74	$2.53	$2.26

Diluted	$0.88	$0.73	$2.50	$2.22

Shares used in calculation (000’s)
Basic	433,791	436,977	434,180	435,913
Diluted	439,166	443,570	439,748	442,727

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.000	$0.240	$0.480	$0.650

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	36 Weeks Ended
	May 6, 2012	May 8, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,145	$1,042
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	616	582
Stock-based compensation	179	152
Excess tax benefits on stock-based awards	(50)	(43)
Other non-cash operating activities, net	31	16
Deferred income taxes	(7)	(22)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(434)	(357)
Increase in accounts payable	394	518
Other operating assets and liabilities, net	453	369

Net cash provided by operating activities	2,327	2,257

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,324)	(2,528)
Maturities of short-term investments	1,414	1,474
Sales of investments	303	465
Additions to property and equipment	(900)	(818)
Proceeds from the sale of property and equipment	10	9
Increase resulting from initial consolidation of Costco Mexico	0	165
Other investing activities, net	(20)	(5)

Net cash used in investing activities	(517)	(1,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	412	35
Repayments of short-term borrowings	(114)	(33)
Proceeds from short-term borrowings	114	8
Proceeds from issuance of long-term debt	127	0
Repayments of long-term debt	(900)	0
Proceeds from exercise of stock options	71	273
Minimum tax withholdings on stock-based awards	(107)	(61)
Excess tax benefits on stock-based awards	50	43
Repurchases of common stock	(452)	(347)
Cash dividend payments	(209)	(179)
Other financing activities, net	(3)	(1)

Net cash used in financing activities	(1,011)	(262)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17)	111

Net increase in cash and cash equivalents	782	868
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,009	3,214

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,791	$4,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $6 interest capitalized in both 2012 and 2011)	$111	$110
Income taxes	$495	$459
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued property and equipment	$51	$53
Cash dividend declared, but not yet paid	$0	$105
Unsettled repurchases of common stock	$13	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Policies

Basis of Presentation

Costco Wholesale Corporation and its subsidiaries operate membership warehouses that offer low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories in no-frills, self-service facilities. At May 6, 2012, Costco operated 602 warehouses worldwide, which included: 435 U.S. and Puerto Rico locations, 82 Canadian locations, 32 Mexico locations, 22 United Kingdom locations, 13 Japan locations, eight Taiwan locations, seven Korea locations, and three Australia locations. The Company also operates Costco Online, an electronic commerce web site, at www.costco.com and at www.costco.ca in Canada.

The accompanying condensed consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments or has other interests through which it has majority-voting control or exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports its noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between the Company and its consolidated subsidiaries and other entities have been eliminated in consolidation. Unless otherwise noted, references to net income relate to net income attributable to Costco.

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 28, 2011.

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

Fiscal Year End

The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012. References to the third quarters of 2012 and 2011 relate to the 12-week fiscal quarters ended May 6, 2012 and May 8, 2011, respectively. References to the first thirty-six weeks of 2012 and 2011 relate to the thirty six-weeks ended May 6, 2012 and May 8, 2011, respectively.

Note 1—Summary of Significant Policies (Continued)

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt.

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

Our current financial liabilities have fair values that approximate their carrying values. Our long-term financial liabilities consist of long-term debt, which is reported on the balance sheet at issuance price less unamortized discount. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s Form 10-K for the fiscal year ended August 28, 2011.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels have been determined. Due to net inflationary trends, merchandise inventories valued at LIFO were lower than FIFO resulting in a charge to merchandise costs of $6 and $9 in the third quarter and first thirty-six weeks of 2012,

Note 1—Summary of Significant Policies (Continued)

respectively, compared to charges of $49 and $55 in the third quarter and first thirty six-weeks of 2011, respectively. At May 6, 2012 and August 28, 2011, merchandise inventories valued at LIFO were lower than FIFO by $96 and $87, respectively.

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of forward foreign-exchange contracts were $226 and $221 at May 6, 2012, and May 8, 2011, respectively.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 6, 2012, and May 8, 2011.

The following table summarizes the amount of unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of open-unsettled forward foreign-exchange contracts:

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Forward foreign-exchange contracts	$1	$(3)	$(2)	$(4)

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

Foreign Currency

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency (generally the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency) in interest income and other, net in the accompanying condensed consolidated statements of income. Also included are realized foreign-currency gains or losses from all settlements of forward foreign-exchange contracts. These items resulted in a net gain of $2 and $25 in the third quarter and first thirty-six weeks of 2012, respectively, as compared to a net loss of $5 and $16 in the third quarter and first thirty-six weeks of 2011, respectively.

Note 1—Summary of Significant Policies (Continued)

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued guidance related to fair value measurement that changes the wording used to describe many requirements in GAAP for measuring and disclosing fair values. Additionally, the amendments clarify the application of existing fair value measurement requirements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance at the beginning of its third quarter of fiscal year 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2013. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and will impact the financial statements’ presentation only. A portion of the new comprehensive income guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended August 28, 2011. The Company’s investments at May 6, 2012 and August 28, 2011, were as follows:

May 6, 2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$906	$6	$912
Corporate notes and bonds	59	0	59
FDIC-insured corporate bonds	100	1	101
Asset and mortgage-backed securities	9	0	9

Total available-for-sale	1,074	7	1,081

Held-to-maturity:
Certificates of deposit	104		104

Total short-term investments	$1,178	$7	$1,185

August 28, 2011:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,096	$8	$1,104
Corporate notes and bonds	6	1	7
FDIC-insured corporate bonds	208	1	209
Asset and mortgage-backed securities	12	0	12

Total available-for-sale	1,322	10	1,332

Held-to-maturity:
Certificates of deposit	272		272

Total short-term investments	$1,594	$10	$1,604

Unrealized losses on the Company’s available-for-sale investments were not material as of May 6, 2012, and August 28, 2011, respectively. There were no gross unrealized gains and losses on cash equivalents at May 6, 2012, and August 28, 2011, respectively.

The proceeds from sales of available-for-sale securities during the third quarter and first thirty-six weeks of 2012 and 2011 are provided in the following table:

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Proceeds	$112	$51	$303	$465

Gross realized gains or losses from sales of available-for-sale securities during the third quarter and first thirty-six weeks of 2012 were not material. As of May 6, 2012 and August 28, 2011, the Company’s available-for-sale securities that were in continuous unrealized-loss positions were not material.

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at May 6, 2012, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less .	$785	$786	$104	$104
Due after one year through five years	288	294	0	0
Due after five years .	1	1	0	0

	$1,074	$1,081	$104	$104

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of May 6, 2012, and August 28, 2011, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of level 3 financial assets and liabilities were immaterial.

May 6, 2012:	Level 1	Level 2
Money market mutual funds(1)	$113	$0
Investment in U.S. government and agency securities(2)	0	940
Investment in corporate notes and bonds(3)	0	69
Investment in FDIC-insured corporate bonds	0	101
Investment in asset and mortgage-backed securities	0	9
Forward foreign exchange contracts, in asset position(4)	0	0
Forward foreign exchange contracts, in (liability) position(4)	0	(3)

Total	$113	$1,116

August 28, 2011:	Level 1	Level 2
Money market mutual funds(1)	$200	$0
Investment in U.S. government and agency securities(5)	0	1,177
Investment in corporate notes and bonds	0	7
Investment in FDIC-insured corporate bonds	0	209
Investment in asset and mortgage-backed securities	0	12
Forward foreign exchange contracts, in asset position(4)	0	1
Forward foreign exchange contracts, in (liability) position(4)	0	(2)

Total	$200	$1,404

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	$28 and $912 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.
(3)	$10 and $59 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.
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

Note 3—Fair Value Measurement (Continued)

Changes in fair value, including net transfers, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the third quarter and first thirty-six weeks of 2012 and 2011 were immaterial. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the third quarter and first thirty-six weeks of 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets measured during the third quarter and first thirty-six weeks of 2012 and 2011.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during the third quarter and first thirty-six weeks of 2012 and 2011 were immaterial.

Note 4—Debt

In the first and second quarter of fiscal 2012, the Company’s Japanese subsidiary issued 1.18% yen-denominated promissory notes through a private placement. These notes were issued in two series, with the first funding in October 2011 and the second funding occurring in December 2011. For both series, interest is payable semi-annually, and principal is due in October 2018. The Company guarantees these notes.

On March 15, 2012, the Company paid the outstanding principal balance and associated interest on the 5.3% Senior Notes with its existing liquidity sources of cash and cash equivalents and short-term investments.

The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	May 6, 2012		August 28, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,097	$1,324	$1,097	$1,314
5.3% Senior Notes due March 2012	0	0	900	924
2.695% Promissory Notes Due October 2017	81	90	85	94
1.18% Promissory Notes Due October 2018	125	128	0	0
Other long-term debt	70	110	71	103

Total long-term debt	1,373	1,652	2,153	2,435
Less current portion	0	0	900	924

Long-term debt, excluding current portion	$1,373	$1,652	$1,253	$1,511

The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit risk and is classified as Level 2 or Level 3 within the fair value hierarchy.

Note 5—Equity and Comprehensive Income

Dividends

On May 9, 2012, subsequent to the end of the third quarter, the Board of Directors declared a quarterly cash dividend in the amount of $0.275 per share, with a total $119 payable on June 8, 2012, to shareholders of record at the close of business on May 25, 2012. The Company’s dividend rate was $0.24 per share in the third quarter of 2011.

Stock Repurchase Programs

The Company’s stock repurchase activity during the third quarter and first thirty-six weeks of 2012 and 2011 is summarized in the following table:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
Third quarter of 2012	1,488	$87.41	$130
First thirty-six weeks of 2012	5,369	83.38	448

Third quarter of 2011	1,393	$73.25	$102
First thirty-six weeks of 2011	5,144	67.40	347

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $3,258 at May 6, 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but not a total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2011	$12,002	$571	$12,573
Comprehensive income:
Unrealized loss on short-term investments, net of $1 tax	(2)	0	(2)
Foreign-currency translation adjustment and other	(52)	(18)	(70)
Net income	1,100	45	1,145

Total comprehensive income	1,046	27	1,073
Stock-based compensation	179	0	179
Stock options exercised including tax effects	89	0	89
Release of vested restricted stock units (RSUs) including tax effects	(75)	0	(75)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(448)	0	(448)
Cash dividends declared	(209)	0	(209)

Equity at May 6, 2012	$12,585	$598	$13,183

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 29, 2010	$10,829	$101	$10,930
Initial consolidation of noncontrolling interest in Costco Mexico	0	357	357
Comprehensive income:
Foreign-currency translation adjustment and other	362	62	424
Net income	984	58	1,042

Total comprehensive income	1,346	120	1,466
Stock-based compensation	152	0	152
Stock options exercised including tax effects	315	0	315
Release of vested RSUs including tax effects	(50)	0	(50)
Conversion of convertible notes	2	0	2
Repurchases of common stock	(347)	0	(347)
Cash dividends declared	(284)	0	(284)

Equity at May 8, 2011	$11,963	$578	$12,541

The following table shows components of comprehensive income for the third quarter of 2012 and 2011:

	12 Weeks Ended
	May 6, 2012	May 8, 2011
Net income including noncontrolling interests	$405	$341
Unrealized gain/(loss) on short-term investments	(1)	3
Foreign currency translation adjustment and other	6	161

Comprehensive income	410	505
Comprehensive (income) attributable to noncontrolling interests	(11)	(37)

Comprehensive income attributable to Costco	$399	$468

Note 6—Stock-Based Compensation Plans

Summary of Stock Option Activity

In the second quarter of fiscal 2012, the Fifth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Sixth Restated 2002 Stock Incentive Plan (Sixth Restated 2002 Plan). The Sixth Restated 2002 Plan authorizes the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares authorized under the previous plan. Each RSU issued is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs.

The following table summarizes stock option transactions during the first thirty-six weeks of 2012:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding and exercisable at August 28, 2011	5,917	$40.07
Exercised	(1,760)	39.50

Outstanding and exercisable at May 6, 2012	4,157	$40.31	2.30	$179

(1)	The difference between the exercise price and market value of common stock at May 6, 2012.

Note 6—Stock-Based Compensation Plans (Continued)

The tax benefits realized and intrinsic value related to total stock options exercised during the first thirty-six weeks of 2012 and 2011 are provided in the following table:

	36 Weeks Ended
	May 6, 2012	May 8, 2011
Actual tax benefit realized for stock options exercised	$29	$73
Intrinsic value of stock options exercised(1)	$82	$215

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At May 6, 2012, 14,300,000 shares were available to be granted as RSUs under the Sixth Restated 2002 Plan.

The following awards were outstanding at May 6, 2012:

•	8,617,000 shares of time-based RSUs that vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first thirty-six weeks of 2012:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at August 28, 2011	9,727	$57.56
Granted	3,593	81.44
Vested	(3,808)	58.96
Forfeited	(193)	65.97

Non-vested at May 6, 2012	9,319	$65.61

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
RSUs	$45	$43	$179	$151
Stock options	0	0	0	1

Total stock-based compensation expense before income taxes	45	43	179	152
Less recognized income tax benefit	(15)	(14)	(59)	(49)

Total stock-based compensation expense, net of income taxes	$30	$29	$120	$103

The remaining unrecognized compensation cost related to non-vested RSUs at May 6, 2012, was $488 and the weighted-average period of time over which this cost will be recognized is 1.8 years.

Note 7—Income Taxes

The Company’s reported effective income tax rates for the thirty-six weeks ended May 6, 2012, and May 8, 2011, were 36.4%, and 35.3%, respectively, in the accompanying condensed consolidated statements of income, which includes the net impact of discrete items. The Company’s current year consolidated provision for income taxes was adversely impacted by a net discrete tax expense of $23 relating primarily to two items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contribution to an initiative reforming alcohol beverage laws in Washington State.

Note 8—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of potentially dilutive shares of common stock (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Net income available to common stockholders used in basic and diluted net income per common share	$386	$324	$1,100	$984
Interest on convertible notes, net of tax	0	1	1	1

Net income available to common stockholders after assumed conversions of dilutive securities	$386	$325	$1,101	$985

Weighted average number of common shares used in basic net income per common share	433,791	436,977	434,180	435,913
Stock options and RSUs	4,532	5,693	4,713	5,887
Conversion of convertible notes	843	900	855	927

Weighted number of common shares and dilutive potential of common stock used in diluted net income per share	439,166	443,570	439,748	442,727

Anti-dilutive RSUs	0	0	0	8

Note 9—Commitments and Contingencies

The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, except where specifically noted otherwise, the Company has not recorded an accrual related to any of the claims, proceedings or actions described herein, as the Company does not believe a material loss is probable. In each case, except where it is noted that a matter has been concluded, there is a reasonable possibility that a loss may be incurred. At this time, however, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.

The Company is a defendant in the following matters, among others:

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley "Rae" Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys' fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. The Company has filed a motion to deny class certification, and it is expected that plaintiffs will move for class certification.

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the

Note 9—Commitments and Contingencies (Continued)

action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 million in attorneys' fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion.

On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney's Office for the Central District of California, seeking records relating to the Company's receipt and handling of hazardous merchandise returned by Costco members and other records. The Company has entered into a tolling agreement with the United States Attorney's Office. On November 3, 2011, the Company was served with a subpoena for documents concerning the handling or disposal of any non-saleable hazardous products by or at any Company warehouse or distribution center. The subpoena is from the Office of the District Attorney of the County of San Joaquin in California and states that he has a "reasonable belief that [California] Business and Professions Code section 17200 may have been violated." A settlement was reached in this matter in May 2012, which obligates the Company to pay $2.6 in penalties and costs (for which an accrual was taken in the third quarter) and consent to an injunction regarding future compliance with all California hazardous waste laws. The settlement is subject to court approval.

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

On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corp., et al, No. 37-2009-00099912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. Relief sought includes, among other things, requests for preliminary and permanent injunctive relief, civil penalties, costs and attorneys' fees.

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

Note 9—Commitments and Contingencies (Continued)

The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 6, 2012
Total revenue	$16,203	$3,474	$2,647	$22,324
Operating income	356	157	110	623
Depreciation and amortization	150	25	27	202
Additions to property and equipment	196	23	49	268
Twelve Weeks Ended May 8, 2011
Total revenue	$15,172	$3,169	$2,282	$20,623
Operating income	310	143	103	556
Depreciation and amortization	145	28	23	196
Additions to property and equipment	192	24	62	278
Thirty-six Weeks Ended May 6, 2012
Total revenue	$48,428	$10,477	$8,014	$66,919
Operating income	1,046	436	328	1,810
Depreciation and amortization	460	79	77	616
Additions to property and equipment	628	110	162	900
Property and equipment, net	9,012	1,631	1,953	12,596
Total assets	19,121	4,065	4,650	27,836
Thirty-six Weeks Ended May 8, 2011
Total revenue	$44,424	$9,426	$6,887	$60,737
Operating income	934	419	324	1,677
Depreciation and amortization	435	80	67	582
Additions to property and equipment	613	86	119	818
Property and equipment, net	8,812	1,635	1,853	12,300
Total assets	19,157	3,712	4,105	26,974
Year Ended August 28, 2011
Total revenue	$64,904	$14,020	$9,991	$88,915
Operating income	1,395	621	423	2,439
Depreciation and amortization	640	117	98	855
Additions to property and equipment	876	144	270	1,290
Property and equipment, net	8,870	1,608	1,954	12,432
Total assets	18,558	3,741	4,462	26,761

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and membership fee data).

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

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth (we measure and report comparable sales as sales in warehouses open for at least one year, including relocations, remodels, and expansions). Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another sub-

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

stantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, and department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

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

Our operating model is generally the same across our U.S., Canada, and Other International segments (see Item 1, Note 10 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wage and benefits as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business only in the United States and Canada.

In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is typically calculated as the difference between the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates.

Our fiscal year ends on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012. References to the third quarters of 2012 and 2011 relate to the 12-week fiscal quarters ended May 6, 2012 and May 8, 2011, respectively. References to the first thirty-six weeks of 2012 and 2011 relate to the 36-weeks ended May 6, 2012 and May 8, 2011, respectively. Certain

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Key items for the third quarter of 2012 as compared to the third quarter of 2011 include:

•

Net sales increased 8.2% to $21,849, driven by a 5% increase in comparable sales and sales at the 20 net new warehouses opened since the end of the third quarter of fiscal 2011. Net sales were favorably impacted by increases in the price of gasoline, partially offset by the weakening of certain foreign currencies against the U.S dollar;

•

Membership fees increased 8.9% to $475, primarily due to new member sign-ups at warehouses open for more than one year, the impact of raising our annual membership fees, additional member sign-ups at new warehouses opened since the end of the third quarter of fiscal 2011, and increased penetration of our higher-fee Executive Membership program;

•

Gross margin as a percentage of net sales increased five basis points. The gross margin comparison was positively impacted 21 basis points due to a $6 LIFO inventory charge in the third quarter of 2012 compared to a $49 charge in the third quarter of 2011.

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved two basis points;

•	Net income increased 19% to $386, or $0.88 per diluted share compared to $324, or $0.73 per diluted share in the third quarter of 2011;

•	We repurchased 1,488,000 shares of our common stock, at an average cost of $87.41 per share, totaling approximately $130.

Results of Operations

Net Sales

	12 Weeks Ended			36 Weeks Ended
	May 6, 2012	May 8, 2011		May 6, 2012	May 8, 2011
Net sales	$21,849	$20,188		$65,538	$59,460
Increases in net sales:
U.S.	6.8%	11.3%		9.1%	7.8%
International	12.3%	32.2	%(1)	13.3%	29.8	%(1)

Total Company	8.2%	16.1	%(1)	10.2%	12.9	%(1)

Increases in comparable warehouse sales:
U.S.	5%	10%		7%	6%
International	5%	18%		8%	15%

Total Company	5%	12%		8%	9%

Increases in comparable warehouse sales excluding the impact of gasoline price inflation and foreign currencies:
U.S.	4%	6%		6%	4%
International	8%	11%		9%	10%

Total Company	5%	7%		7%	6%

(1)	The percentage increase in net sales for the third quarter and first thirty-six weeks of 2011 from the comparable 2010 period was positively impacted by the initial consolidation of our Costco Mexico joint-venture (Mexico) beginning in fiscal 2011. Excluding Mexico, the International and total Company increases in net sales would have been 18.6% and 13.0%, respectively, for the third quarter of 2011 and 15.9% and 9.7%, respectively, for the first thirty-six weeks of 2011.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

Net Sales

Net sales increased $1,661 or 8.2%, and $6,078 or 10.2% in the third quarter and first thirty-six weeks of 2012, respectively. These increases were attributable to an increase in comparable warehouse sales and sales at the 20 net new warehouses opened since the end of the third quarter of fiscal 2011.

Gasoline price inflation positively impacted net sales by approximately $141 or 70 basis points, and $789, or 133 basis points during the third quarter and first thirty-six weeks of 2012, respectively, which resulted from a 6% and 13% increase in the average sales price per gallon during the third quarter and first thirty-six weeks of 2012, respectively. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $151, or 75 basis points, and $192, or 32 basis points during the third quarter and first thirty-six weeks of 2012, respectively. The negative impact in the third quarter of 2012 was primarily due to negative impacts in the exchange rates of the Canadian dollar and the Mexican peso of approximately $86 and $48, respectively. The negative impact in the first thirty-six weeks of 2012 was primarily due to negative impacts of the Mexican peso and the Canadian dollar of approximately $150 and $103, respectively, partially offset by a positive impact of the Japanese yen of approximately $76.

Comparable Sales

Comparable sales increased 5% and 8% in the third quarter and first thirty-six weeks of 2012, respectively, and were positively impacted by increases in both shopping frequency and the average amount spent by our members. Gasoline price inflation positively impacted comparable sales results during the third quarter and first thirty-six weeks of 2012, while changes in foreign currencies relative to the U.S. dollar negatively impacted comparable sales during the third quarter and first thirty-six weeks of 2012. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Membership fees	$475	$435	$1,381	$1,277
Membership fees as a percent of net sales	2.17%	2.16%	2.11%	2.15%
Total cardholders (000’s)	66,500	62,600	66,500	62,600

Membership fees increased 8.9% and 8.1% in the third quarter and first thirty-six weeks of 2012, respectively. The increase was due to new member sign-ups at warehouses open for more than one year, the impact of raising our annual membership fees, additional member sign-ups at new warehouses opened since the end of the third quarter of fiscal 2011, and increased penetration of our higher-fee Executive Membership program. Our member renewal rates are consistent with recent years, currently 89.6% in the U.S. and Canada, and 86.2% on a worldwide basis.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

As previously reported, effective November 1, 2011, for new members, and January 1, 2012, for renewal members, we increased our annual membership fee. We account for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. In the third quarter and first thirty-six weeks of 2012, these fee increases had a positive impact on membership fee revenues of $8 and $9, respectively, and will continue to have an increasing impact on the next several quarters.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Net sales	$21,849	$20,188	$65,538	$59,460
Less merchandise costs	19,543	18,067	58,613	53,059

Gross margin	$2,306	$2,121	$6,925	$6,401
Gross margin as a percent of net sales	10.55%	10.50%	10.57%	10.77%

Gross margin as a percent of net sales increased five basis points compared to the third quarter of 2011. Gross margin for core merchandise categories (food and sundries, hardlines, softlines, and fresh foods) decreased 21 basis points, primarily due to decreases in food and sundries and hardlines margins resulting from our investment in merchandise pricing. Excluding the effect of gasoline price inflation on net sales, gross margin for core merchandise categories decreased 14 basis points. Gross margins in our warehouse ancillary and other businesses’ increased seven basis points as a percent of total net sales, primarily due to higher gross margins in our gasoline business. The gross margin comparison was also positively impacted by 21 basis points due to a $6 LIFO inventory charge in the third quarter 2012 compared to a $49 LIFO charge in the third quarter of 2011. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by two basis points due to increased spending by Executive Members. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $17 in the third quarter of 2012.

Gross margin as a percent of net sales for the first thirty-six weeks of 2012 decreased 20 basis points compared to the first thirty-six weeks of 2011. Gross margin for the core merchandise categories decreased 26 basis points, primarily due to decreases in food and sundries, hardlines, and softlines. Excluding the effect of gasoline price inflation, gross margin for core merchandise categories decreased 14 basis points due to our investment in merchandise pricing. The gross margin comparison was positively impacted by eight basis points due to a $9 LIFO inventory charge in the first thirty-six weeks of 2012 compared to a $55 LIFO charge in the first thirty-six weeks of 2011. Increased penetration of the Executive Membership 2% reward program negatively affected gross margin by two basis points due to increased spending by Executive Members. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $20 for the first thirty-six weeks of 2012, primarily due to negative impacts of the Mexican peso of approximately $17.

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Selling, general and administrative (SG&A) expenses	$2,151	$1,991	$6,472	$5,970
SG&A expenses as a percent of net sales	9.84%	9.86%	9.88%	10.04%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

SG&A expenses as a percent of net sales improved two basis points compared to the third quarter of 2011. Excluding the effect of gasoline price inflation, SG&A expenses increased five basis points, primarily due to increases in employee benefits, largely healthcare, and workers’ compensation expense. Higher costs related to the modernization of our information systems and related activities, which includes the re-platforming of our e-commerce site, also adversely impacted our SG&A percentage. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $13 in the third quarter of 2012.

SG&A expenses as a percent of net sales improved 16 basis points compared to the first thirty-six weeks of 2011. Excluding the effect of gasoline price inflation, SG&A expenses improved by four basis points, primarily due to a nine basis point improvement in our warehouse operating costs, largely payroll expenses. This improvement was partially offset by contributions to an initiative reforming alcohol beverage laws in Washington State and higher stock-based compensation expense, which had negative impacts of three basis points and two basis points, respectively. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $12 for the first thirty-six weeks of 2012.

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Preopening expenses	$6	$8	$22	$24
Warehouse openings, including relocations	4	1	10	11

Preopening expenses include costs incurred for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of an opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. The warehouse openings listed above for the third quarter and the first thirty-six weeks of 2012 exclude the reopening of our Tamasakai, Japan location, which was closed after the March 11, 2011, earthquake.

Provision for Impaired Assets, Closing Costs and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Warehouse closing expenses	$1	$1	$3	$6
Impairment of long-lived assets	—	—	—	1
Net gains on sale of real property	—	—	(1)	—

Provision for impaired assets, closing costs and other, net	$1	$1	$2	$7

This provision primarily includes costs related to: impairment of long-lived assets; future lease obligations, including contract termination costs of warehouses that have been closed or relocated to new facilities; and accelerated depreciation, based on the shortened useful life through the expected closing date, on buildings to be demolished or sold and that are not otherwise impaired.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Interest expense	$19	$27	$73	$80

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007. The $900 outstanding principal balance and associated interest on the 5.3% Senior Notes was paid on March 15, 2012 resulting in a decrease in interest expense for the third quarter and the first thirty-six weeks of 2012 compared to the third quarter and first thirty-six weeks of 2011. This debt was paid with existing sources of cash and cash equivalents and short-term investments.

Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Interest income	$11	$10	$33	$26
Foreign-currency transactions gains (losses), net	3	(8)	23	(20)
Other, net	4	3	9	8

Interest income and other, net	$18	$5	$65	$14

The increase in interest income, for both the third quarter and the first thirty-six weeks, was attributable to slightly higher interest rates in both time periods. The changes in foreign-currency transactions gains and losses, net in the third quarter and the first thirty-six weeks of 2012 compared to the third quarter and the first thirty-six weeks of 2011 were related to the revaluation or settlement of monetary assets and monetary liabilities, primarily our Canadian subsidiary’s U.S. dollar-denominated payables. See Derivatives and Foreign Currency sections in Item 1, Note 1 of this Report.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 6, 2012	May 8, 2011	May 6, 2012	May 8, 2011
Provision for income taxes	$217	$193	$657	$569
Effective tax rate	34.8%	36.1%	36.4%	35.3%

Our current year consolidated provision for income taxes for the first thirty-six weeks of fiscal 2012 was adversely impacted by a net discrete tax expense of $23 relating primarily to two items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contribution to an initiative reforming alcohol beverage laws in Washington State.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

Liquidity and Capital Resources (dollars in millions, except per share data)

Cash Flows

The following table itemizes components of our most liquid assets:

	May 6, 2012	August 28, 2011
Cash and cash equivalents	$4,791	$4,009
Short-term investments .	1,185	1,604

Total	$5,976	$5,613

Our primary sources of liquidity are cash flows generated from warehouse operations and cash and cash equivalents and short-term investments balances. Of these balances, approximately $1,106 and $982 at May 6, 2012, and August 28, 2011, respectively, represented debit and credit card receivables, primarily related to sales in the week prior to the end of our fiscal quarter or fiscal year.

Net cash provided by operating activities totaled $2,327 in the first thirty-six weeks of 2012, compared to $2,257 in the first thirty-six weeks of 2011, an increase of $70. This increase was primarily attributable to a $103 increase in net income including noncontrolling interests, an $84 increase in the change in other current operating assets and liabilities, a $34 increase in depreciation and amortization, and a $27 increase in stock-based compensation, partially offset by an increase in our net investment in merchandise inventories (merchandise inventories less accounts payable) of $201.

Net cash used in investing activities totaled $517 in the first thirty-six weeks of 2012 compared to $1,238 in the first thirty-six weeks of 2011, a decrease of $721. This decrease was primarily attributable to net cash provided by purchases, maturities and sales of investments of $393 in the first thirty-six weeks of 2012, compared to net cash used by these activities of $589 in the first thirty-six weeks of 2011, a difference of $982, which was in anticipation of the $900 repayment of long-term debt in the third quarter, described below. This was partially offset by an increase in cash in the first thirty-six weeks of 2011 of $165 resulting from the initial consolidation of Costco Mexico. Additionally, cash used for property and equipment additions increased $82 in the first thirty-six weeks of 2012 as compared to 2011.

Net cash used in financing activities totaled $1,011 in the first thirty-six weeks of 2012, compared to $262 in the first thirty-six weeks of 2011, an increase of $749. This increase was primarily attributable to the $900 repayment of our 5.3% Senior Notes on March 15, 2012. In addition, proceeds from the exercise of stock options decreased $202, and cash used for the repurchases of common stock increased $105. These items were partially offset by an increase in bank checks outstanding of $377 and from proceeds of $127 from the issuance of long-term debt by our Japanese subsidiary.

The effect of changes in foreign-exchange rates decreased cash and cash equivalents by $17 in the first thirty-six weeks of 2012, compared to an increase of $111 in the first thirty-six weeks of 2011, a decrease of $128.

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries and other entities, including our 50% owned investment in Mexico, as such earnings are deemed by us to be indefinitely reinvested. We have no current plans to repatriate the cash and cash equivalents and short-term

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

investments held by these subsidiaries for use in the U.S. We believe that our U.S. current assets position is sufficient to meet our U.S. liquidity requirements and intend to use subsidiary funds to expand operations within the international jurisdictions where the cash is currently held. At May 6, 2012, cash and cash equivalents and short-term investments totaling $2,226 were held by these non-U.S. consolidated subsidiaries and other entities.

Dividends

On May 9, 2012, subsequent to the end of the third quarter, our Board of Directors declared a quarterly cash dividend in the amount of $0.275 per share, with a total $119 payable on June 8, 2012 to shareholders of record at the close of business on May 25, 2012. Our current quarterly cash dividend rate is $0.275 per share, or $1.10 per share on an annualized basis as compared to $0.24 per share, or $0.96 on an annualized basis in the third quarter of 2011.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,400 during fiscal 2012 for real estate, construction, remodeling, and equipment for warehouses and related operations. Through the end of the first thirty-six weeks of fiscal 2012, we have spent approximately $900.

We opened 11 new warehouses in the first thirty-six weeks of 2012, including the reopening of our Tamasakai, Japan warehouse (damaged in the March 2011 Japan earthquake), and the relocation of our Ancaster, Ontario warehouse to a larger and better-located facility. Our plans for the remainder of fiscal 2012 are to open up to 6 additional new warehouses.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

Bank Credit Facilities

			Credit Line Activity at May 6, 2012
Entity	Credit Facility Description	Expiration Date	Total of all Credit Facilities	Stand-by Letter of Credit (LC) & Letter of Guaranty	Commercial LC	Available Credit	Applicable Interest Rate
U.S.	Uncommitted Standby LC	N/A	$17	$17	$—	$0	N/A
U.S.	Uncommitted Commercial LC	N/A	50	—	25	25	N/A
Australia(1)	Guarantee Line	N/A	10	2	—	8	N/A
Canada(1)(3)	Multi- Purpose Line	N/A	30	22	—	8	2.37%
Japan(1)	Revolving Credit	March-13	44	—	—	44	0.58%
Japan(1)	Bank Guaranty	March-13	19	19	—	0	N/A
Japan(1)	Revolving Credit	February-13	44	—	—	44	0.58%
Japan(2)	Commercial LC	N/A	1	—	—	1	N/A
Korea(1)	Multi- Purpose Line	March-13	11	1	—	10	4.34%
Mexico	Commercial LC	N/A	2	—	1	1	N/A
Mexico	Commercial LC	October-12	2	—	—	2	N/A
Taiwan	Multi- Purpose Line	January-13	24	6	1	17	2.88%
Taiwan(4)	Multi- Purpose Line	July-12	17	4	—	13	2.87%
United Kingdom	Uncommitted Money Market Line	N/A	32	—	—	32	3.20%
United Kingdom	Uncommitted Overdraft Line	N/A	49	—	—	49	1.50%
United Kingdom(2)	Letter of Guarantee	N/A	6	6	—	0	N/A
United Kingdom	Commercial LC	N/A	3	1	—	2	N/A

TOTAL			$361	$78	$27	$256

(1)	The U.S. parent company, Costco Wholesale Corporation, guarantees this entity’s credit facility.
(2)	Obligations under this facility are fully cash-collateralized by the subsidiary.
(3)	The bank may cancel or restrict availability under this facility with 45-days written notice.
(4)	We intend to renew this credit facility upon expiration.

We had credit facilities (for commercial and standby letters of credit) totaling $137 as of May 6, 2012. The outstanding commitments under these facilities totaled $105 at May 6, 2012, including $78 in standby letters of credit. For those entities with multi-purpose lines, any issuance of either letters of credit or short-term borrowings will result in a corresponding decrease in available credit.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

Financing Activities

In the first and second quarter of fiscal 2012, our Japanese subsidiary issued 1.18% yen-denominated promissory notes through a private placement. These notes were issued in two series, with the first funding in October 2011 and the second funding in December 2011. For both series, interest is payable semi-annually, and principal is due in October 2018. We guarantee the payment of these notes.

On March 15, 2012, we paid the $900 outstanding principal balance and associated interest on the 5.3% Senior Notes with our existing liquidity sources of cash and cash equivalents and short-term investments.

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

We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the condensed consolidated financial statements included in Item 1 of this Report for additional information on the fair value of open, unsettled forward foreign-exchange contracts as of May 6, 2012, and August 28, 2011.

We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for certain of our warehouses and other facilities, primarily in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance, and thus require no mark-to-market adjustment.

Stock Repurchase Programs

In the third quarter of 2012 and 2011, we repurchased 1,488,000 and 1,393,000 shares of our common stock, at an average price of $87.41 and $73.25, totaling approximately $130 and $102, respectively. In the first thirty-six weeks of 2012 and 2011, we repurchased 5,369,000 and 5,144,000 shares of our common stock, at an average price of $83.38 and $67.40, for a total expenditure of $448 and $347, respectively. The remaining amount available for stock repurchases under our approved plan was $3,258 at May 6, 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share and membership fee data).

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign-currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2011.

Item 4—Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

See discussion of Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Item 1 of this Report.

Item 1A—Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2011. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2012 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
February 13, 2012 – March 11, 2012	303,000	$84.43	303,000	$3,363
March 12, 2012 – April 8, 2012	450,000	90.41	450,000	3,322
April 9, 2012 – May 6 , 2012	735,000	86.80	735,000	3,258

Total Third quarter	1,488,000	$87.41	1,488,000

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2012.
(2)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors, approved in April 2011, which expires in April 2015.

Item 3—Defaults Upon Senior Securities.

None.

Item 4— Mine Safety Disclosures.

Not applicable.

Item 5—Other Information.

None.

Item 6—Exhibits.

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

COSTCO WHOLESALE CORPORATION (Registrant)

June 6, 2012 Date	/S/ W. CRAIG JELINEK
W. Craig Jelinek President and Chief Executive Officer

June 6, 2012 Date	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer