Form 10-K
period 2012-09-02
COSTCO WHOLESALE CORP /NEW
filed 2012-10-19
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 2, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 10, 2012 was $36,229,506,282

The number of shares outstanding of the registrant’s common stock as of October 5, 2012 was 432,424,379

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2013, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 2, 2012

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A—Risk Factors”, and other factors noted in the section titled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law.

PART I

Item 1—Business

Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983 in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, the United Kingdom, Mexico, Japan, Australia, and through majority-owned subsidiaries in Taiwan and Korea. Our common stock trades on the NASDAQ Global Select Market under the symbol “COST.”

Historically, our operations in Mexico were through a 50% owned joint venture (Mexico). On July 10, 2012 we acquired the remaining 50% interest in Mexico from our joint venture partner. At the beginning of fiscal 2011, we began consolidating our Mexico joint venture due to the adoption of a new accounting standard. Mexico’s results previously were accounted for under the equity method and our 50% share was included in “interest income and other, net” in the consolidated statements of income. In fiscal 2011 and 2012, Mexico’s operations are fully consolidated and the joint venture partner’s 50% share, through the acquisition date, is included in “net income attributable to noncontrolling interest” in the consolidated statement of income. After the acquisition date, 100% of Mexico’s operations are included in “net income attributable to Costco.” See discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2012 relate to the 53-week fiscal year ended September 2, 2012. References to 2011 and 2010 relate to the 52-week fiscal years ended August 28, 2011 and August 29, 2010, respectively.

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

We buy the majority of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (depot) or directly to our warehouses. Our depots receive container-based shipments from manufacturers and reallocate these goods for shipment to our individual warehouses, generally in less than twenty-four hours. This process maximizes freight volume and handling efficiencies, eliminating many of the costs associated with traditional multiple-step distribution channels. Such traditional steps include purchasing from distributors as opposed to manufacturers, use of central receiving, storing and distributing warehouses, and storage of merchandise in locations off the sales floor.

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

Item 1—Business (Continued)

Our typical warehouse format averages approximately 143,000 square feet; newer units tend to be slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses are not elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to amounts well below those of typical discount retail operations.

Marketing and promotional activities generally relate to new warehouse openings, occasional direct mail to prospective new members, and regular direct marketing programs (such as The Costco Connection, a magazine we publish for our members, coupon mailers, weekly emails from costco.com and costco.ca, and handouts) to existing members promoting selected merchandise. These practices result in lower marketing expenses as compared to typical retailers.

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

Our strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes, and colors. Therefore, we carry an average of approximately 3,300 to 3,800 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to a significantly higher number of SKUs at discount retailers, supermarkets, and supercenters. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.

In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic item purchases.

The following table indicates the approximate percentage of annual net sales accounted for by major category of items:

	2012	2011	2010[1]
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	22%	22%	23%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, cameras, garden and patio, sporting goods, toys, seasonal items and automotive supplies)	16%	17%	18%
Food (including dry and institutionally packaged foods)	21%	21%	21%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings and small appliances)	10%	10%	10%
Fresh Food (including meat, bakery, deli and produce)	13%	12%	12%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	18%	18%	16%

[1]	Excludes Mexico

Item 1—Business (Continued)

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year-end:

	2012	2011	2010[2]
Food Court	602	586	534
One-Hour Photo Centers	591	581	530
Optical Dispensing Centers	589	574	523
Pharmacies	544	529	480
Hearing-Aid Centers	469	427	357
Gas Stations	394	368	343
Print Shops and Copy Centers	10	10	10
Car Washes	7	7	7

Number of warehouses	608	592	540

[2]	Excludes the 32 warehouses operated in Mexico

Our online businesses at costco.com in the U.S. and costco.ca in Canada, provide our members additional products generally not found in our warehouses, in addition to services such as digital photo processing, pharmacy, travel, and membership services.

Our warehouses accept cash, checks, certain debit cards, American Express and a private label Costco credit card. Losses associated with dishonored checks have been minimal, as members who have issued dishonored checks are identified and prevented from making further purchases until restitution is made.

We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We have not experienced any difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase private label merchandise, as long as quality and customer demand are comparable and the value to our members is greater as compared to brand-name items.

Certain financial information for our segments and geographic areas is included in Note 12 to the consolidated financial statements included in Item 8 of this Report.

Membership Policy

Our membership format is designed to reinforce member loyalty and provide a continuing source of membership fee revenue. Members can utilize their membership at any Costco warehouse location in any country. We have two primary types of members: Business and Gold Star (individual). Our member renewal rate was approximately 89.7% in the U.S. and Canada, and approximately 86.4% on a worldwide basis in 2012, consistent with recent years. The renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Businesses, including individuals with a business license, retail sales license or other evidence of business existence, may become Business members. Business members generally pay an annual membership fee of approximately $55 for the primary card-holder, with add-on membership cards available for an annual fee of approximately $55 each. Many of our business members also shop at Costco for their personal needs. Gold Star memberships are also available for an annual fee of approximately $55 to individuals who may not qualify for a Business membership. All paid memberships include a free household card.

Item 1—Business (Continued)

Our membership was made up of the following (in thousands):

	2012	2011	2010[1]
Gold Star	26,700	25,000	22,500
Business	6,400	6,300	5,800
Business, Add-on Primary	3,800	4,000	3,300

Total primary cardholders	36,900	35,300	31,600
Additional cardholders	30,100	28,700	26,400

Total cardholders	67,000	64,000	58,000

[1]	Excludes approximately 2,900 cardholders in Mexico.

Executive membership is available to all members, with the exception of Business Add-on members, in the U.S., Canada, Mexico, and the United Kingdom for an annual fee of approximately $110. This program, excluding Mexico, offers additional savings and benefits on various business and consumer services, such as check printing services, auto and home insurance, the Costco auto purchase program, online investing, and merchant credit-card processing. The services are generally provided by third-parties and vary by country and state. In addition, Executive members qualify for a 2% annual reward (which can be redeemed at Costco warehouses), up to a maximum of approximately $750 per year, on qualified purchases. At the end of 2012, 2011, and 2010, Executive members represented 38%, 38%, and 36%, respectively, of our primary membership. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.

Effective November 1, 2011, for new members, and January 1, 2012, for renewing members, we increased our annual membership fee by $5 for U.S. Goldstar (individual), Business, Business Add-on and Canada Business members to $55. Our U.S. and Canada Executive Membership annual fee increased from $100 to $110 annually and the Executive Membership 2% reward annual limit increased from $500 to $750. We account for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period.

Labor

Our employee count approximated:

	2012	2011	2010[2]
Full-time employees	96,000	92,000	82,000
Part-time employees	78,000	72,000	65,000

Total employees	174,000	164,000	147,000

[2]	Excludes approximately 9,000 individuals employed in Mexico.

Approximately 13,700 hourly employees in certain of our locations in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Competition

Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. We compete with over 800 warehouse club locations across

Item 1—Business (Continued)

the U.S. and Canada (primarily Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and every major metropolitan area has multiple club operations. In addition, we compete with a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. Competitors such as Wal-Mart, Target, Kohl’s and Amazon.com are among our significant general merchandise retail competitors. We also compete with low-cost operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Kroger, Trader Joe’s, Whole Foods, CVS, Walgreens and Best Buy. Our international operations face similar types of competitors.

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

Intellectual Property

We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important factors in our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® series of trademarks and our private label brand, Kirkland Signature®. We believe that Kirkland Signature products are premium products offered to our members at prices that are generally lower than those for national brand products and that they help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to increase the sales penetration of our private label items in the future.

We rely on trademark and copyright laws, trade secret protection, and confidentiality and license agreements with our suppliers, employees and others to protect our proprietary rights. The availability and duration of trademark registrations vary from country to country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Available Information

Our internet website is www.costco.com. We make available through the Investor Relations section of that site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such materials with, or furnishing such documents to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report filed with or furnished to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.

We have adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale

Item 1—Business (Continued)

Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, from this code to the CEO, chief financial officer or controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.

Executive Officers of the Registrant

The executive officers of Costco, their position, and ages are listed below. All executive officers have 25 or more years of service with the Company. Effective January 1, 2012, Jim Sinegal retired as our Chief Executive Officer but is continuing with the Company in an advisory role until February 2013. In addition, he will continue to serve on the Board of Directors.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and has been a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	60

Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of Costco and has been a director since its inception.	1983	70

Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	56

Franz Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations since 2006.	2012	65

John McKay	Executive Vice President, Chief Operating Officer, Northern Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	55

Paul G. Moulton	Executive Vice President of Information Systems. Mr. Moulton was Executive Vice President, Real Estate Development until March 2010.	2001	61

James P. Murphy	Executive Vice President, International. Mr. Murphy was Senior Vice President, International, from September 2004 to October 2010.	2011	59

Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Chief Diversity Officer since 2010.	1994	60

Douglas W. Schutt	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Schutt was Executive Vice President, Chief Operating Officer, Northern Division and Midwest Region from 2004 to March 2010.	2004	53

Thomas K. Walker	Executive Vice President, Construction and Distribution.	2004	72

Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest Division and Mexico.	1993	63

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. We could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial. You should review these Risk Factors carefully in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and related notes in Item 8 of this Report.

We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.

The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse club operators, supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, and store hours. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results. Some competitors may have greater financial resources, better access to merchandise and greater market penetration than we do.

General economic factors, domestically and internationally, may adversely affect our business, financial condition and results of operations.

Higher energy costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes related to government fiscal and tax policies, sovereign debt crises, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors could also increase our merchandise costs and/or selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by the outbreak of war, acts of terrorism, or other significant national or international events.

We are highly dependent on the financial performance of our U.S. and Canadian operations.

Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 88% and 83% of consolidated net sales and operating income in 2012, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 24% of consolidated net sales in 2012. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; cannibalizing existing locations with

Item 1A—Risk Factors (Continued)

new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality products and innovative new products to retain our existing member base and attract new members.

We may be unsuccessful implementing our growth strategy, including expanding our business, both in existing markets and in new markets, which could have an adverse impact on our business, financial condition and results of operations.

Our future growth is dependent, in part, on our ability to acquire property, and build or lease new warehouses. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses, as well as local community actions opposed to the location of our warehouses at specific sites and the adoption of local laws restricting our operations and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouses. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new warehouses, which could have a material adverse affect on our future growth and profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our warehouses typically draw members from their local areas, a new warehouse may draw members away from our existing warehouses and adversely affect comparable warehouse sales performance and member traffic at those existing warehouses.

We also intend to open warehouses in new markets. The risks associated with entering a new market include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators currently operating in the new market, our lack of familiarity with local member preferences, and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. In new markets, we cannot ensure that our new warehouses will be profitably deployed and, as a result, our future profitability could be delayed or otherwise materially adversely affected.

We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.

It is difficult to consistently and successfully predict the products and services our members will demand. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins (net sales less merchandise costs) and operating income.

Item 1A—Risk Factors (Continued)

Our failure to maintain positive membership loyalty and brand recognition could adversely affect our results of operations.

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

Vendors may be unable to supply us with quality merchandise at the right prices in a timely manner or may fail to adhere to our high standards resulting in adverse affects on our business, merchandise inventories, sales and profit margins.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Member demands may lead to out-of-stock positions of our merchandise leading to loss of sales and profits.

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

Our suppliers are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal or regulatory standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.

Disruptions in our depot operations could adversely affect sales and member satisfaction.

We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes, earthquakes or other catastrophic events, labor shortages or shipping problems, may result in delays in the delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members.

Item 1A—Risk Factors (Continued)

Natural disasters or other catastrophic events could negatively affect our business, financial condition and results of operations.

Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in California or in Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots within the countries in which we operate, and the temporary reduction in the availability of products in our warehouses. Public health issues, such as a potential H1N1 flu (swine flu) pandemic, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. We may be required to suspend operations in some or all of our locations, which could have a material adverse affect on our business, financial condition and results of operations.

Factors associated with climate change could adversely affect our business.

We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Increased U.S and foreign government and agency regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs that could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which also could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs and damage resulting from extreme weather may not be fully insured.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate which could adversely affect our business, financial condition and results of operations.

During 2012, our international operations, including Canada, generated 28% of our consolidated net sales. We plan to continue expanding our international operations. As a result of these expansion activities in countries outside the U.S., we expect that our international operations could account for a larger portion of our net sales in future years. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., but many of which are beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations could have an adverse impact on our future costs or on future profits and cash flows from our international operations.

Item 1A—Risk Factors (Continued)

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, impairment of long-lived assets, inventories, vendor rebates and other vendor consideration, self-insurance liabilities, income taxes, unclaimed property laws and litigation, and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were enacted. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. We expect our healthcare costs to increase, though not materially, as a result of this legislation. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.

Unfavorable changes in tax rates could adversely affect our financial condition and results of operations.

We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, any change in the enacted tax rates, any adverse outcome in connection with any income tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse affect on our financial condition and results of operations.

Significant changes in, or failure to comply with, federal, state, regional, local and international laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters could adversely impact our business, financial condition and results of operations.

We are subject to a wide variety of federal, state, regional, local and international laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters. Any failure to comply with these laws could result in significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.

Item 1A—Risk Factors (Continued)

We are involved in a number of legal proceedings and audits and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

We are subject to the risks of selling unsafe products which could result in illness or injury to our members, harm our reputation and subject us to litigation.

If our merchandise offerings, including food and prepared food products for human consumption, drugs, childrens’ products, and pet products, do not meet or are perceived not to meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases. Our vendors are generally contractually required to comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims, lawsuits or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image and these effects could be long term.

If we do not maintain the privacy and security of member-related and business information, we could damage our reputation with members, incur substantial additional costs and become subject to litigation.

We receive, retain, and transmit certain personal information about our members. In addition, our online operations at www.costco.com and www.costco.ca depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security

Item 1A—Risk Factors (Continued)

breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

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

We rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately update our systems and disruptions in both our primary and back-up systems could harm our ability to run our business and adversely affect our results of operations.

Although we believe that we have independent, redundant primary and secondary computer systems, given the number of individual transactions we have each year it is important that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business or results of operations.

We expect to make significant technology investments in the coming years, which are key to managing our business. We must monitor and choose the right investments and implement them at the right pace. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

Item 1A—Risk Factors (Continued)

If we do not successfully develop and maintain a relevant multichannel experience for our members, our results of operations could be adversely impacted.

Multichannel retailing is rapidly evolving and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our multichannel strategy, we are making technology investments in our websites and recently launched a mobile application for mobile phones and other electronic devices. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our online businesses or our other member-facing technology systems do not function as designed, we may experience a loss of member confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

Our inability to attract, train and retain highly qualified employees could adversely impact our business, financial condition and results of operations.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect on our business. Other than an annual agreement with our CEO, Mr. Jelinek, we have no employment agreements with our officers. We must attract, train and retain a large and growing number of highly qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man insurance.

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable warehouse sales growth rates, margins, earnings and earnings per share or new warehouse openings could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase policies.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Warehouse Properties

At September 2, 2012, we operated 608 membership warehouses:

NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	350	89	439
Canada	72	10	82
Mexico	31	1	32
United Kingdom	19	3	22
Japan	1	12	13
Taiwan	—	9	9
Korea	3	5	8
Australia	2	1	3

Total	478	130	608

(1)	91 of the 130 leases are land-leases only, where Costco owns the building.

The following schedule shows warehouse openings (net of closings) by region for the past five fiscal years and expected warehouse openings (net of closings) through December 31, 2012:

Openings by Fiscal Year	United States	Canada	Other International		Total	Total Warehouses in Operation
2008 and prior	398	75	39		512	512
2009	8	2	5		15	527
2010	10	2	1		13	540
2011	13	3	36	(2)	52	592
2012	10	—	6		16	608
2013 (expected through 12/31/12)	9	3	2		14	622

Total	448	85	89		622

(2)	This number includes the 32 Mexico warehouses in operation at the beginning of 2011, when we began consolidating Mexico. Mexico opened 31 warehouses prior to 2009 and one in 2009.

At the end of 2012, our warehouses contained approximately 86.9 million square feet of operating floor space: 63.7 million in the U.S.; 11.2 million in Canada; and 12.0 million in other international locations.

Our executive offices are located in Issaquah, Washington and occupy approximately 590,000 square feet. We operate eight regional offices in the U.S., two regional offices in Canada and six regional offices internationally, containing approximately 423,000 square feet. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most merchandise shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. We operate 12 depots in the U.S., four in Canada and five internationally, consisting of approximately 8.7 million square feet.

Item 3—Legal Proceedings

See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Mine Safety Disclosures.

Not applicable.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 5, 2012, we had 8,154 stockholders of record.

The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock.

	Price Range		Cash Dividends Declared
	High	Low
2012:
Fourth Quarter	$98.59	$82.62	$0.550	(1)
Third Quarter	91.84	83.24	—	(2)
Second Quarter	88.06	79.01	0.240
First Quarter	85.30	77.79	0.240
2011:
Fourth Quarter	83.86	70.39	0.240
Third Quarter	81.46	69.76	0.240
Second Quarter	75.04	66.90	0.205
First Quarter	67.02	56.07	0.205

(1)

Our current quarterly dividend rate is $0.275 per share. The amount shown includes the dividend declared on May 9, 2012, in addition to the fourth quarter dividend declared on July 23, 2012. See footnote 2.

(2)	On May 9, 2012, subsequent to the end of the third quarter of fiscal 2012, the Board of Directors declared a quarterly cash dividend of $0.275 per share.

Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities

The following table sets forth information on our common stock repurchase program activity for the 17-week fourth quarter of fiscal 2012 (dollars in millions, except per share data):

Period(3)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(4)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(4)
May 7—June 3, 2012	950,000	$84.32	950,000	$3,178
June 4—July 1, 2012	400,000	89.54	400,000	$3,142
July 2—July 29, 2012	180,000	94.20	180,000	$3,125
July 30—September 2, 2012	373,000	95.87	373,000	$3,089

Total fourth quarter	1,903,000	$88.61	1,903,000

(3)	Monthly information is presented by reference to our fiscal periods during the fourth quarter of fiscal 2012.

(4)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.

Item 6—Selected Financial Data

The following table sets forth certain information concerning our consolidated financial condition, operating results, and key operating metrics. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report, and our consolidated financial statements and notes thereto, included in Item 8 of this Report.

In July 2012, we purchased from our former joint venture partner its 50% equity interest of Costco Mexico (Mexico) for $789. At the beginning of fiscal 2011, we began consolidating Mexico, at that time a 50% owned joint venture, on a prospective basis due to the adoption of a new accounting standard. In the table below, Mexico’s results for fiscal 2010, 2009 and 2008, were accounted for under the equity method and our 50% share was included in “interest income and other, net.” For fiscal 2012 and 2011, the financial position and results of Mexico’s operations are fully consolidated and the joint venture partner’s share is included in “net income attributable to noncontrolling interests.”

SELECTED FINANCIAL DATA

(dollars in millions, except per share and warehouse number data)

As of and for the year ended	Sept. 2, 2012 (53 weeks)	Aug. 28, 2011 (52 weeks)	Aug. 29, 2010 (52 weeks)	Aug. 30, 2009 (52 weeks)	Aug. 31, 2008 (52 weeks)
RESULTS OF OPERATIONS
Net sales	$97,062	$87,048	$76,255	$69,889	$70,977
Merchandise costs	86,823	77,739	67,995	62,335	63,503

Gross margin	10,239	9,309	8,260	7,554	7,474
Membership fees	2,075	1,867	1,691	1,533	1,506
Operating income	2,759	2,439	2,077	1,777	1,969
Net income attributable to Costco	1,709	1,462	1,303	1,086	1,283
Net income per diluted common share attributable to Costco	3.89	3.30	2.92	2.47	2.89
Cash dividends declared per common share	$1.03	$0.89	$0.77	$0.68	$0.61
Increase (decrease) in comparable warehouse sales(1)
United States	7%	7%	4%	(2%)	6%
International	6%	16%	19%	(8%)	15%
Total	7%	10%	7%	(4%)	8%
Increase in international comparable warehouse sales in local currency	8%	10%	8%	7%	6%

BALANCE SHEET DATA
Net property and equipment	$12,961	$12,432	$11,314	$10,900	$10,355
Total assets	27,140	26,761	23,815	21,979	20,682
Current portion of long-term debt	1	900	—	80	6
Long-term debt, excluding current portion	1,381	1,253	2,141	2,130	2,206
Costco stockholders’ equity	$12,361	$12,002	$10,829	$10,024	$9,194

WAREHOUSE INFORMATION
Warehouses in Operation(2)
Beginning of year(2)	592	572	527	512	488
Opened(3)	17	24	14	19	34
Closed(3)	(1)	(4)	(1)	(4)	(10)

End of year	608	592	540	527	512

(1)	Includes net sales at warehouses open more than one year, including relocated facilities. For fiscal 2012, the prior year includes the comparable 53 weeks.

(2)

Excludes in 2010 and in prior years presented warehouses operated in Mexico through a 50% owned joint venture. Mexico opened 31 of these warehouses prior to 2009 and one in 2009. The 2011 beginning-of-year figure includes the 32 Mexico warehouses consolidated at the beginning of the fiscal year.

(3)	Includes warehouse relocations and the closure in July 2009 of two Costco Home locations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data)

OVERVIEW

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth (we report comparable sales as sales in warehouses open for at least one year, including relocations, remodels, and expansions). Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts that they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, and department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority”—consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.

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

Our operating model is generally the same across our U.S., Canada, and Other International segments (see Item 8, Note 12 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wage and benefits as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business only in the United States and Canada.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is typically calculated as the difference between the current year currency exchange rates and the comparable prior-year currency exchange rates.

Our fiscal year ends on the Sunday closest to August 31. Fiscal 2012 is a 53-week year ending on September 2, 2012, while fiscal years 2011 and 2010 were 52-week periods. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Highlights for fiscal year 2012 included:

•

Net sales increased 11.5% to $97,062, driven by a 7% increase in comparable sales, sales at warehouses opened in 2011 and 2012 to the extent that they have been excluded from comparable warehouse sales, and the benefit of one additional week of sales in 2012. Net sales were favorably impacted by increases in the price of gasoline, partially offset by the weakening of certain foreign currencies against the U.S. dollar;

•

Membership fees increased 11.1% to $2,075, primarily due to new member sign-ups at warehouses open for more than one year, an extra week of membership fees in fiscal 2012, the impact of raising our annual membership fees, increased penetration of our higher-fee Executive Membership program, and additional member sign-ups at new warehouses opened since the end of fiscal 2011;

•

Gross margin (net sales less merchandise costs) as a percentage of net sales decreased 14 basis points. This comparison was positively impacted by eight basis points due to a $66 lower LIFO inventory charge in 2012 compared to 2011;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved 17 basis points;

•	Net income in 2012 increased 16.9% to $1,709, or $3.89 per diluted share compared to $1,462, or $3.30 per diluted share in 2011;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.24 to $0.275 per share;

•	We repurchased 7,272 shares of our common stock, at an average cost of $84.75 per share, totaling approximately $617; and

•	In July, we purchased from our joint venture partner, Controladora Comercial Mexicana, its 50% equity interest in Costco Mexico for $789.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

RESULTS OF OPERATIONS(1)

Net Sales

	2012	2011		2010
Net Sales	$97,062	$87,048		$76,255
Increases in net sales:
U.S.	10.6%	8.9%		5.4%
International	13.9%	31.1	%(2)	23.2%
Total Company	11.5%	14.2	%(2)	9.1%

Increases in comparable warehouse sales(3):
U.S.	7%	7%		4%
International	6%	16%		19%
Total Company	7%	10%		7%

Increases in comparable warehouse sales excluding the impact of gasoline price inflation and foreign currencies(3):
U.S.	6%	5%		2%
International	8%	10%		8%
Total Company	6%	6%		4%

(1)	Only the 2012 and 2011 data in the accompanying tables includes Mexico.

(2)

The percentage increase in net sales for 2011 from 2010 was positively impacted by the initial consolidation of Mexico beginning in fiscal 2011. Excluding Mexico, the International and Total Company increases in net sales would have been 17.6% and 11.0%, respectively.

(3)	For 2012, the prior year includes the comparable 53 weeks.

2012 vs. 2011

Net Sales

Net sales increased $10,014 or 11.5% during 2012 compared to 2011. This increase was attributable to a 7% increase in comparable warehouse sales, sales at warehouses opened in 2011 and 2012 to the extent that they have been excluded from comparable warehouse sales, and the benefit of one additional week of sales in 2012.

Gasoline price inflation positively impacted net sales by approximately $801 or 92 basis points, which resulted from an 8% increase in the average sales price per gallon during 2012. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $597, or 69 basis points during 2012. The negative impact in 2012 was primarily due to negative impacts of the Canadian dollar, the Mexican peso and the Korean won of approximately $310, $255 and $57, respectively, partially offset by a positive impact of the Japanese yen of approximately $81.

Comparable Sales

Comparable sales increased 7% during 2012, and were positively impacted by increases in both shopping frequency and the average amount spent by our members. Gasoline price inflation positively impacted comparable sales results during 2012, while changes in foreign currencies relative to the U.S. dollar negatively impacted comparable sales. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

2011 vs. 2010

Net Sales

Net sales increased $10,793 or 14.2% during 2011 compared to 2010. Excluding sales of Mexico (not consolidated in 2010), the increase would have been 11%. This increase was primarily attributable to an increase in comparable warehouse sales, and the remainder primarily from sales at the 20 net new warehouses opened during 2011.

Gasoline price inflation positively impacted net sales by approximately $1,699 or 223 basis points, which resulted from a 24% increase in the average sales price per gallon during 2011. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $1,308, or 172 basis points during 2011. The positive impact in 2011 was primarily due to positive impacts in the exchange rates of the Canadian dollar, the Japanese yen and the Mexican peso of approximately $728, $157 and $152, respectively.

Comparable Sales

Comparable sales, including Mexico for both 2011 and 2010, increased 10% during 2011, and were positively impacted by increases in the average amount spent by our members and in their shopping frequency. Gasoline price inflation and changes in foreign currencies relative to the U.S. dollar positively impacted comparable sales results in 2011. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	2012	2011	2010
Membership fees	$2,075	$1,867	$1,691
Membership fees increase	11.1%	10.4%	10.3%
Membership fees as a percent of net sales	2.13%	2.15%	2.22%
Total cardholders (000’s)	67,000	64,000	58,000

2012 vs. 2011

Membership fees increased 11.1% in 2012. The increase was due to new member sign-ups at warehouses open for more than one year, an extra week of membership fee revenue in fiscal 2012, the impact of raising our annual membership fees, increased penetration of our higher-fee Executive Membership program, and additional member sign-ups at new warehouses opened since the end of fiscal 2011. Our member renewal rates are consistent with recent years, currently 89.7% in the U.S. and Canada, and 86.4% on a worldwide basis.

As previously reported, effective November 1, 2011, for new members, and January 1, 2012, for renewal members, we increased our annual membership fee by $5 for U.S. Goldstar (individual), Business, Business add-on and Canada Business members to $55. Also, our U.S. and Canada Executive Membership annual fees increased from $100 to $110, and the maximum 2% reward associated with Executive Membership increased from $500 to $750 annually. We account for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee revenues during 2012 of approximately $37 and will continue to have an impact in the next several quarters. We expect this increase to positively impact membership fee revenue by approximately $121 in fiscal 2013.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees in 2012 by approximately $10.

2011 vs. 2010

Membership fees increased 10.4% in 2011 compared to 2010. Excluding membership fees from Mexico (not consolidated in 2010), the increase would have been 8.3% in 2011. This increase was due to the higher penetration of our higher-fee Executive Membership program and the additional membership sign-ups at the 20 net new warehouses opened during 2011.

Changes in foreign currencies relative to the U.S. dollar positively impacted membership fees by approximately $30 in 2011, primarily due to the positive impacts of the Canadian dollar of $17.

Gross Margin

	2012	2011	2010
Net sales	$97,062	$87,048	$76,255
Less merchandise costs	86,823	77,739	67,995

Gross margin	$10,239	$9,309	$8,260
Gross margin increase	10.0%	12.7%	9.4%
Gross margin as a percent of net sales	10.55%	10.69%	10.83%

2012 vs. 2011

Gross margin as a percent of net sales decreased 14 basis points compared to 2011. Gross margin for core merchandise categories (food and sundries, hardlines, softlines, and fresh foods) decreased 21 basis points, primarily due to decreases in hardlines and food and sundries resulting from our investment in merchandise pricing. Excluding the effect of gasoline price inflation on net sales, gross margin for core merchandise categories decreased 13 basis points. The gross margin comparison was positively impacted by eight basis points due to a $21 LIFO inventory charge in 2012 compared to an $87 LIFO charge recorded in 2011. The LIFO charge resulted from higher costs for our merchandise inventories, primarily food and sundries and gasoline. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by two basis points due to increased spending by Executive Members. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $64 in 2012, primarily due to the negative impacts of the Canadian dollar and Mexican peso of approximately $33 and $29, respectively.

2011 vs. 2010

Gross margin as a percent of net sales decreased 14 basis points compared to 2010. Gross margin for core merchandise categories, when expressed as a percent of core merchandise sales rather than total net sales, increased 18 basis points, primarily due to hardlines and food and sundries. However, when the core merchandise gross margin is expressed as a percentage of total net sales, it decreased two basis points from the prior year due primarily to the increased sales penetration of the lower-margin gasoline business. Warehouse ancillary and other businesses gross margins decreased by two basis points as a percent of total net sales. The gross margin comparison was also negatively impacted by $87 or 10 basis points, due to a LIFO inventory charge recorded in 2011. The charge resulted from higher costs for our merchandise inventories, primarily food and sundries and gasoline. There was no LIFO inventory charge recorded in 2010.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

Excluding the impact of consolidating Mexico, the gross margin comparison as a percent of net sales would have been a decrease of 18 basis points during 2011. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $149 in 2011, primarily due to the positive impacts of the Canadian dollar, Mexican peso, and Japanese yen of approximately $84, $18, and $18, respectively.

Selling, General and Administrative Expenses

	2012	2011	2010
SG&A expenses	$9,518	$8,691	$7,848
SG&A expenses as a percent of net sales	9.81%	9.98%	10.29%

2012 vs. 2011

SG&A expenses as a percent of net sales improved 17 basis points compared to 2011. Excluding the effect of gasoline price inflation, SG&A expenses improved nine basis points, primarily due to an eleven basis point improvement in our warehouse operating costs, largely payroll. This improvement was partially offset by contributions to an initiative reforming alcohol beverage laws in Washington State and higher stock compensation expense, which had negative impacts of two basis points each. Higher costs related to the modernization of our information systems and related activities, which includes the re-platforming of our e-commerce sites, also adversely impacted our SG&A percentage. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $45 in 2012, primarily due to the positive impacts of the Canadian dollar and Mexican peso by approximately $27 and $18, respectively.

2011 vs. 2010

SG&A expenses as a percent of net sales improved 31 basis points in 2011 compared to 2010. Excluding the effect of gasoline price inflation, SG&A expenses improved 11 basis points, primarily due to a 15 basis point improvement in our warehouse operating costs, largely payroll. This improvement was partially offset by a non-recurring benefit of $24, or three basis points, recorded in fiscal 2010 related to the refund of a previously recorded Canadian employee tax liability.

The consolidation of Mexico, which compared to our other operating segments has lower SG&A expenses as a percent of its own net sales, favorably impacted SG&A expenses as a percent of net sales by seven basis points in 2011. Changes in foreign currencies relative to the U.S. dollar negatively impacted SG&A expenses by approximately $116 in 2011, primarily due to the negative impacts of the Canadian dollar, Japanese yen, and Mexican peso by approximately $65, $16, and $12, respectively.

Preopening Expenses

	2012	2011	2010
Preopening expenses	$37	$46	$26

Warehouse openings, including relocations	17	24	14

Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

Interest Expense

	2012	2011	2010
Interest Expense	$95	$116	$111

Interest expense primarily relates to our $900 of 5.3% and $1,100 of 5.5% Senior Notes issued in fiscal 2007 (described in further detail under the heading “Financing Activities” below and in Note 4 to the consolidated financial statements included in Item 8 of this Report). The outstanding principal balance and associated interest on the 5.3% Senior Notes was paid on March 15, 2012, resulting in a decrease in interest expense in 2012. This debt was paid with existing sources of cash and cash equivalents and short-term investments.

Interest Income and Other, Net

	2012	2011	2010
Interest income	$49	$41	$23
Foreign-currency transaction gains (losses), net	40	9	14
Earnings of affiliates and other, net	14	10	51

Interest income and other, net	$103	$60	$88

2012 vs. 2011

The increase in interest income in 2012 compared to 2011 was attributable to higher cash balances and interest rates in our foreign subsidiaries. The changes in foreign-currency transaction gains and losses, net in 2012 compared to 2011 were related to the revaluation or settlement of monetary assets and monetary liabilities, primarily our Canadian subsidiary’s U.S. dollar-denominated payables. See Derivatives and Foreign Currency sections in Item 8, Note 1 of this Report.

2011 vs. 2010

The increase in interest income in 2011 compared to 2010 was attributable to increases in our cash and cash equivalents, including short-term investments, slightly higher interest rates, and the consolidation of our Mexico operations. See the section titled “Derivatives” in Note 1 to the consolidated financial statements included in Item 8 of this Report. In addition, the decrease in earnings of affiliates and other, net is primarily due to the previously discussed change in the accounting treatment of Mexico (see further discussion in Note 1 included in Item 8 of this Report).

Provision for Income Taxes

	2012	2011	2010
Provision for income taxes	$1,000	$841	$731
Effective tax rate	36.1%	35.3%	35.6%

Our provision for income taxes for fiscal year 2012 was adversely impacted by nonrecurring net tax expense of $25 relating primarily to the following items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority; the tax effects of a cash dividend declared by Costco Mexico; and the tax effects of nondeductible expenses for our contribution to an initiative reforming alcohol beverage laws in Washington State.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table itemizes components of our most liquid assets:

	2012	2011
Cash and cash equivalents	$3,528	$4,009
Short-term investments	1,326	1,604

Total	$4,854	$5,613

Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investment balances. Of these balances, approximately $1,161 and $982 at the end of 2012 and 2011, respectively, represented debit and credit card receivables, primarily related to sales within the last week of our fiscal year.

Net cash provided by operating activities totaled $3,057 in 2012 compared to $3,198 in 2011, a decrease of $141. This decrease was primarily attributable to an increase in our net investment in merchandise inventories (change in merchandise inventories less changes in accounts payable) of $314, an $87 decrease in deferred income taxes and a $38 decrease in other current operating assets and liabilities. These items were partially offset by a $225 increase in net income including noncontrolling interests, a $53 increase in depreciation and amortization and a $34 increase in stock-based compensation.

Net cash used in investing activities totaled $1,236 in 2012 compared to $1,180 in 2011, an increase of $56. This increase was primarily attributable to an increase of $190 used for property and equipment additions in 2012 as compared to 2011. Additionally, in 2011, cash increased by $165 resulting from the initial consolidation of Costco Mexico. These items were partially offset by net cash provided by purchases, maturities and sales of investments of $255 in 2012, compared to net cash used by these activities of $60 in 2011.

Net cash used in financing activities totaled $2,281 in 2012 compared to $1,277 in 2011, an increase of $1,004. This increase was primarily attributable to the $900 repayment of our 5.3% Senior Notes (2012 Notes), and $789 used to purchase the noncontrolling interest in Costco Mexico from our joint venture partner. In addition, proceeds from the exercise of stock options decreased $176 and our Mexico subsidiary made a distribution to our former joint venture partner of $161. These items were partially offset by an increase in bank checks outstanding of $971. In 2012 the increase in bank checks outstanding was due to maintaining lower balances in banks on which our checks are drawn.

The effect of changes in foreign-exchange rates decreased cash and cash equivalents by $21 in 2012, compared to an increase of $54 in 2011, a decrease of $75.

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of $3,162 and $2,646 at the end of 2012 and 2011, respectively, of certain non-U.S. consolidated subsidiaries as such earnings are deemed by us to be indefinitely reinvested. We believe that our U.S. current asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. the cash and cash equivalents and short-term investments held by these subsidiaries. At September 2, 2012, cash and cash equivalents and short-term investments totaling $2,039 were held by these non-U.S. consolidated subsidiaries.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

Dividends

In May 2012, our Board of Directors increased our quarterly cash dividend from $0.24 to $0.275 per share. Our quarterly cash dividends paid in 2012 totaled $1.03 per share, as compared to $0.89 per share in 2011.

Contractual Obligations

As of September 2, 2012, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2013	2014 to 2015	2016 to 2017	2018 and thereafter	Total
Purchase obligations (merchandise)(1)	$6,682	$—	$—	$—	$6,682
Long-term debt(2)	66	131	1,266	254	1,717
Operating leases (3)	189	355	320	1,883	2,747
Purchase obligations (property, equipment, services and other)(4)	271	151	6	—	428
Construction commitments	372	—	—	—	372
Capital lease obligations(2)	14	28	30	328	400
Other(5)	10	14	18	45	87

Total	$7,604	$679	$1,640	$2,510	$12,433

(1)	Includes open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $177 to reflect sub-lease income.

(4)

The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)

Consists of $44 in asset retirement obligations, $41 in deferred compensation obligations and $2 of current unrecognized tax benefits relating to uncertain tax positions. The total amount excludes $206 of deferred compensation, $58 of noncurrent unrecognized tax benefits and $20 of other obligations due to uncertainty regarding the timing of future cash payments.

Expansion Plans

Our primary requirement for capital is the financing of land, buildings, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $1,800 to $2,000 during fiscal 2013 for real estate, construction, remodeling, equipment for warehouses and related operations, and the modernization of our information systems and related activities. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

We plan to open 27 to 30 net new warehouses in 2013.

We opened 16 net new warehouses in 2012, including the reopening of our Tamasakai, Japan warehouse (damaged in the March 2011 Japan earthquake) and the relocation of our Ancaster, Ontario warehouse to a larger and better-located facility. We spent a total of $1,480 on capital expenditures in 2012.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

Bank Credit Facilities and Commercial Paper Programs

As of September 2, 2012, we had total borrowing capacity within our bank credit facilities of $438, of which $370 was maintained by our international operations. Of the $370 maintained by our international operations, $224 is guaranteed by the Company. We maintain bank credit facilities for working capital and general corporate purposes. There were no outstanding short-term borrowings under any of the bank credit facilities at the end of 2012 and 2011. The Company has letter of credit facilities, for commercial and stand-by letters of credit, totaling $160. The outstanding commitments under these facilities at the end of 2012 totaled $125, including $101 million in stand-by letters of credit with expiration dates within one year. All of the bank credit facilities have various expiration dates, all within one year, and generally, we intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding at that time.

Financing Activities

In the first and second quarters of fiscal 2012, our Japanese subsidiary issued 1.18% yen-denominated promissory notes through a private placement. These notes were issued in two series, with the first funding in October 2011 and the second funding in December 2011. For both series, interest is payable semi-annually, and principal is due in October 2018.

In April 2010, our Japanese subsidiary paid the outstanding principal and interest balances totaling $44 related to the 0.92% promissory notes due April 2010, originally issued in April 2003.

In June 2008, our Japanese subsidiary entered into a ten-year term loan in the amount of $38, with a variable rate of interest of yen TIBOR (6-month) plus a 0.35% margin (0.78% and 0.79% at the end of 2012 and 2011, respectively) on the outstanding balance. Interest is payable semi-annually and principal is due in June 2018.

In October 2007, our Japanese subsidiary issued promissory notes through a private placement in the amount of $83, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017.

In February 2007, we issued $900 of 5.3% Senior Notes that were due March 15, 2012 (2012 Notes) at a discount of $2 and issued $1,100 of 5.5% Senior Notes due March 15, 2017 at a discount of $6 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The discount and issuance costs associated with the 2007 Senior Notes are being amortized to interest expense over the terms of those notes. At our option, we may redeem the 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, we will be required to make an offer to purchase the 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes. On March 15, 2012, we paid the outstanding principal balance and associated interest on the 2012 Notes with our existing sources of cash and cash equivalents and short-term investments.

In August 1997, we sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 832,000 shares of Costco Common Stock at an initial

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

conversion price of $22.71. At our option, we may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. As of September 2, 2012, $864 in principal amount of Zero Coupon Notes had been converted by note holders into shares of Costco Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Stock Repurchase Programs

In April 2011, our Board of Directors authorized a stock repurchase program in the amount of $4,000, expiring in April 2015, bringing total authorizations by our Board of Directors since inception of the program in 2001 to $10,800. The authorization in April 2011 revoked previously authorized but unused amounts totaling $792.

During 2012 and 2011, we repurchased 7,272,000 and 8,939,000 shares of common stock, at an average price of $84.75 and $71.74, totaling approximately $617 and $641, respectively. The remaining amount available to be purchased under our approved plan was $3,089 at the end of 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires that we make estimates and judgments. We continue to review our accounting policies and evaluate our estimates, including those related to revenue recognition, investments, merchandise inventory valuation, impairment of long-lived assets, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on assumptions that we believe to be reasonable. For further information on key accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

Revenue Recognition

We generally recognize sales, which include shipping fees where applicable, net of estimated returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue on the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members that under common trade practices are referred to as sales taxes are recorded on a net basis.

We evaluate whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor, subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue and related shipping fees are

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by our members. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period.

Our Executive members qualify for a 2% reward (which can be redeemed only at Costco warehouses), up to a maximum of approximately $750 per year, on qualified purchases made at Costco. We account for this 2% reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. We employ a methodology that considers available quantitative and qualitative evidence. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, or issuer conditions deteriorate, we may incur future impairments.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data) (Continued)

Insurance/Self-Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 of this Report for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition or liquidity in future periods.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results from fluctuations in interest rates and foreign currency exchange rates. We do not engage in speculative or leveraged transactions or hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified among money market funds, U.S. government and agency securities, Federal Deposit Insurance Corporation insured corporate bonds, and corporate notes and bonds with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest rate securities. These securities are subject to changes in fair value due to interest rate fluctuations. Our Board of Directors have approved a policy that limits investments in the U.S. to direct U.S. government and government agency obligations, repurchase agreements collateralized by U.S. government and government agency obligations, and U.S. government and government agency money market funds.

The investment policies of our subsidiaries are consistent with our primary objective to preserve principal and secondarily to generate yields. Our wholly-owned captive insurance subsidiary invests in U.S. government and government agency obligations, corporate notes and bonds, and asset and mortgage-

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (Continued)

backed securities with a minimum overall portfolio average credit rating of AA+. All of our foreign subsidiaries’ investments are primarily in money market funds, investment grade securities, bankers’ acceptances, bank certificates of deposit and term deposits, all denominated in their local currencies. Additionally, our Canadian subsidiary may invest a portion of its investments in U.S. dollar investment grade securities and bank term deposits to meet current U.S. dollar obligations.

We performed a sensitivity analysis to determine the impact an assumed 100 basis point change in interest rates would have on the value of our investment portfolio. At the end of 2012 and 2011, the incremental change in the fair market value was immaterial. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.

The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions and other factors. As of the end of 2012, the majority of our fixed-rate long-term debt included $1,100 of 5.5% Senior Notes carried at $1,097. Fluctuations in interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.

Foreign Currency-Exchange Risk

Our foreign subsidiaries conduct certain transactions in their non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 in Item 8 of this Report for additional information on the fair value of open, unsettled forward foreign-exchange contracts at the end of 2012 and 2011. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at September 2, 2012 and August 28, 2011, would have decreased the fair value of the contracts by $28 and $25, respectively.

Commodity Price Risk

We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through the use of fixed-price contracts for certain of our warehouses and other facilities, primarily in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and, thus, require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data

The following documents are filed as part of Part II, Item 8 of this Report on the pages listed below:

Management’s Report on the Consolidated Financial Statements

Costco’s management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include certain amounts that are based on estimates and informed judgments. The Company’s management is also responsible for the preparation of the related financial information included in this Annual Report on Form 10-K and its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

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

Item 9A—Controls and Procedures (Continued)

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 2, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 2, 2012. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

/S/ W. CRAIG JELINEK

W. Craig Jelinek

President and Chief Executive Officer

/S/ RICHARD A. GALANTI

Richard A. Galanti

Executive Vice President and Chief Financial Officer

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its annual meeting of stockholders to be held on January 24, 2013, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in Costco’s Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Principle Shareholders” and “Equity Compensation Plan Information” in Costco’s Proxy Statement.

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

All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

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

October 19, 2012

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ W. CRAIG JELINEK	October 19, 2012
W. Craig Jelinek President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 19, 2012
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD A. GALANTI	October 19, 2012
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 19, 2012
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ BENJAMIN S. CARSON, SR., M.D.	October 19, 2012
Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 19, 2012
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 19, 2012
Daniel J. Evans Director

By	/S/ WILLIAM H. GATES	October 19, 2012
William H. Gates Director

By	/S/ HAMILTON E. JAMES	October 19, 2012
Hamilton E. James Director

By	/S/ RICHARD M. LIBENSON	October 19, 2012
Richard M. Libenson Director

By	/S/ JOHN W. MEISENBACH	October 19, 2012
John W. Meisenbach Director

By	/S/ CHARLES T. MUNGER	October 19, 2012
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 19, 2012
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 19, 2012
Jill S. Ruckelshaus Director

By	/S/ JAMES D. SINEGAL	October 19, 2012
James D. Sinegal Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of September 2, 2012 and August 28, 2011 and the related consolidated statements of income, equity and comprehensive income and cash flows for the 53-week period ended September 2, 2012, and the 52-week periods ended August 28, 2011, and August 29, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Costco Wholesale Corporation and subsidiaries as of September 2, 2012 and August 28, 2011, and the results of their operations and their cash flows for the 53-week period ended September 2, 2012, and the 52-week periods ended August 28, 2011, and August 29, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 2, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 19, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

October 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s internal control over financial reporting as of September 2, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 2, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 2, 2012 and August 28, 2011, and the related consolidated statements of income, equity and comprehensive income, and cash flows for the 53-week period ended September 2, 2012, and the 52-week periods ended August 28, 2011, and August 29, 2010, and our report dated October 19, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

October 19, 2012

COSTCO WHOLESALE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

	September 2, 2012	August 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,528	$4,009
Short-term investments	1,326	1,604
Receivables, net	1,026	965
Merchandise inventories	7,096	6,638
Deferred income taxes and other current assets	550	490

Total current assets	13,526	13,706

PROPERTY AND EQUIPMENT
Land	4,032	3,819
Buildings and improvements	10,879	10,278
Equipment and fixtures	4,261	4,002
Construction in progress	374	269

	19,546	18,368
Less accumulated depreciation and amortization	(6,585)	(5,936)

Net property and equipment	12,961	12,432

OTHER ASSETS	653	623

TOTAL ASSETS	$27,140	$26,761

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,303	$6,544
Current portion of long-term debt	1	900
Accrued salaries and benefits	1,832	1,758
Accrued member rewards	661	602
Accrued sales and other taxes	397	335
Other current liabilities	965	938
Deferred membership fees	1,101	973

Total current liabilities	12,260	12,050
LONG-TERM DEBT, excluding current portion	1,381	1,253
DEFERRED INCOME TAXES AND OTHER LIABILITIES	981	885

Total liabilities	14,622	14,188

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 432,350,000 and 434,266,000 shares issued and outstanding	2	2
Additional paid-in capital	4,369	4,516
Accumulated other comprehensive income	156	373
Retained earnings	7,834	7,111

Total Costco stockholders’ equity	12,361	12,002
Noncontrolling interests	157	571

Total equity	12,518	12,573

TOTAL LIABILITIES AND EQUITY	$27,140	$26,761

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

	53 weeks ended September 2, 2012	52 weeks ended August 28, 2011	52 weeks ended August 29, 2010
REVENUE
Net sales	$97,062	$87,048	$76,255
Membership fees	2,075	1,867	1,691

Total revenue	99,137	88,915	77,946
OPERATING EXPENSES
Merchandise costs	86,823	77,739	67,995
Selling, general and administrative	9,518	8,691	7,848
Preopening expenses	37	46	26

Operating income	2,759	2,439	2,077
OTHER INCOME (EXPENSE)
Interest expense	(95)	(116)	(111)
Interest income and other, net	103	60	88

INCOME BEFORE INCOME TAXES	2,767	2,383	2,054
Provision for income taxes	1,000	841	731

Net income including noncontrolling interests	1,767	1,542	1,323
Net income attributable to noncontrolling interests	(58)	(80)	(20)

NET INCOME ATTRIBUTABLE TO COSTCO	$1,709	$1,462	$1,303

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$3.94	$3.35	$2.97

Diluted	$3.89	$3.30	$2.92

Shares used in calculation (000’s)
Basic	433,620	436,119	438,611
Diluted	439,373	443,094	445,970
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.03	$0.89	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 30, 2009	435,974	$2	$3,811	$110	$6,101	$10,024	$80	$10,104
Comprehensive Income:
Net income					1,303	1,303	20	1,323
Foreign-currency translation adjustment and other, net				12		12	1	13

Comprehensive income						1,315	21	1,336
Stock-based compensation			190			190		190
Stock options exercised, including tax effects	5,576	0	243			243		243
Release of vested restricted stock units (RSUs), including tax effects	1,885	0	(38)			(38)		(38)

Conversion of convertible notes	18	0	1			1		1
Repurchases of common stock	(9,943)	0	(92)		(476)	(568)		(568)
Cash dividends declared					(338)	(338)		(338)

BALANCE AT AUGUST 29, 2010	433,510	2	4,115	122	6,590	10,829	101	10,930
Initial consolidation of noncontrolling interest in Costco Mexico						0	357	357
Comprehensive Income:
Net income					1,462	1,462	80	1,542
Foreign-currency translation adjustment and other, net				251		251	24	275

Comprehensive income						1,713	104	1,817
Stock-based compensation			207			207		207
Stock options exercised, including tax effects	7,245	0	332			332		332
Release of vested RSUs, including tax effects	2,385	0	(51)			(51)		(51)
Conversion of convertible notes	65	0	2			2		2
Repurchases of common stock	(8,939)	0	(89)		(552)	(641)		(641)
Cash dividends declared					(389)	(389)		(389)
Investment by noncontrolling interest							9	9

BALANCE AT AUGUST 28, 2011	434,266	2	4,516	373	7,111	12,002	571	12,573
Comprehensive Income:
Net income					1,709	1,709	58	1,767
Foreign-currency translation adjustment and other, net				(62)		(62)	(34)	(96)

Comprehensive income						1,647	24	1,671
Stock-based compensation			241			241		241
Stock options exercised, including tax effects	2,756	0	142			142		142
Release of vested RSUs, including tax effects	2,554	0	(76)			(76)		(76)
Conversion of convertible notes	46	0	2			2		2
Repurchases of common stock	(7,272)	0	(77)		(540)	(617)		(617)
Cash dividends declared					(446)	(446)		(446)
Distribution to noncontrolling interest							(183)	(183)
Purchase of noncontrolling interest in Costco Mexico			(379)	(155)		(534)	(255)	(789)

BALANCE AT SEPTEMBER 2, 2012	432,350	$2	$4,369	$156	$7,834	$12,361	$157	$12,518

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	53 Weeks ended September 2, 2012	52 Weeks ended August 28, 2011	52 Weeks ended August 29, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,767	$1,542	$1,323
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	908	855	795
Stock-based compensation	241	207	190
Excess tax benefits on stock-based awards	(64)	(45)	(10)
Other non-cash operating activities, net	28	23	(40)
Deferred income taxes	(3)	84	7
Changes in operating assets and liabilities, net of the initial consolidation of Costco Mexico at the beginning of fiscal 2011:
Increase in merchandise inventories	(490)	(642)	(213)
Increase in accounts payable	338	804	445
Other operating assets and liabilities, net	332	370	283

Net cash provided by operating activities	3,057	3,198	2,780

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(2,048)	(3,276)	(2,693)
Maturities of short-term investments	1,821	2,614	1,428
Sales of investments	482	602	309
Additions to property and equipment	(1,480)	(1,290)	(1,055)
Proceeds from the sale of property and equipment	11	16	4
Increase resulting from initial consolidation of Costco Mexico	0	165	0
Other investing activities, net	(22)	(11)	(8)

Net cash used in investing activities	(1,236)	(1,180)	(2,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	457	(514)	5
Repayments of short-term borrowings	(114)	(105)	(73)
Proceeds from short-term borrowings	114	79	81
Proceeds from issuance of long-term debt	130	0	0
Repayments of long-term debt	(900)	0	(84)
Investment by (distribution to) noncontrolling interests	(161)	9	0
Proceeds from exercise of stock options	109	285	235
Minimum tax withholdings on stock-based awards	(107)	(61)	(42)
Excess tax benefits on stock-based awards	64	45	10
Repurchases of common stock	(632)	(624)	(551)
Cash dividend payments	(446)	(389)	(338)
Purchase of noncontrolling interest in Costco Mexico	(789)	0	0
Other financing activities, net	(6)	(2)	38

Net cash used in financing activities	(2,281)	(1,277)	(719)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(21)	54	11

Net increase (decrease) in cash and cash equivalents	(481)	795	57
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,009	3,214	3,157

CASH AND CASH EQUIVALENTS END OF YEAR	$3,528	$4,009	$3,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $10, $9, and $11 interest capitalized in 2012, 2011, and 2010, respectively)	$112	$111	$110
Income taxes	$956	$742	$637
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease)/increase in accrued property and equipment	$(29)	$(10)	$24
Property acquired under capital leases	$18	$0	$90
Unsettled repurchases of common stock	$2	$17	$17
Distribution declared but not paid to noncontrolling interest	$22	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

Note 1—Summary of Significant Accounting Policies

Description of Business

Costco Wholesale Corporation and its subsidiaries operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 2, 2012, Costco operated 608 warehouses worldwide which included: 439 United States (U.S.) locations (in 40 U.S. states and Puerto Rico), 82 Canadian locations (in 9 Canadian provinces), 32 Mexico locations, 22 United Kingdom (U.K.) locations, 13 Japan locations, 9 Taiwan locations, 8 Korea locations, and 3 Australia locations. The Company also operates online businesses at costco.com in the U.S. and costco.ca in Canada.

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments, or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. The Company’s net income excludes income attributable to noncontrolling interests in its operations in Costco Mexico (Mexico) (prior to the July 2012 acquisition of the 50% noncontrolling interest described below), Taiwan, and Korea. Unless otherwise noted, references to net income relate to net income attributable to Costco.

At the beginning of fiscal 2011, the Company began consolidating Mexico, at that time a 50% owned joint venture, on a prospective basis due to the adoption of a new accounting standard. Mexico’s results for fiscal 2010 were accounted for under the equity method and the Company’s 50% share was included in “interest income and other, net.” For fiscal 2012 (prior to the acquisition) and 2011, the financial position and results of Mexico’s operations are fully consolidated and the joint venture partner’s share is included in “net income attributable to noncontrolling interests.” The initial consolidation of Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income or net income per common share attributable to Costco. The Company’s equity method investment in Mexico as of August 29, 2010 was derecognized and the noncontrolling interest in Mexico totaling $357 was recognized as part of the initial consolidation of the joint venture on August 30, 2010 as shown in the accompanying consolidated statements of total equity and comprehensive income.

Acquisition of Noncontrolling Interest in Mexico

In July 2012, Costco purchased its former joint venture partner’s 50% equity interest of Mexico for $789. In addition, Mexico declared a cash dividend of $366, 50% payable to the Company and 50% payable to Costco’s former joint venture partner. The Company used dividend proceeds and existing cash and investment balances to fund the purchase.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Fiscal Year End

The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2012 relate to the 53-week fiscal year ended September 2, 2012, with the 53rd week falling in the fourth fiscal quarter. References to 2011 and 2010 relate to the 52-week fiscal years ended August 28, 2011 and August 29, 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not have a material impact on the Company’s previously reported consolidated financial statements.

Cash and Cash Equivalents

The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of up to one week. Credit and debit card receivables were $1,161 and $982 at the end of 2012 and 2011, respectively.

Short-Term Investments

In general, short-term investments have a maturity at the date of purchase of three months to five years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and all are recorded in interest income and other, net in the consolidated statements of income. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.

The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest income and other, net in the consolidated statements of income. The majority of the Company’s investments are in debt securities.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, and accounts payable, approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt, respectively.

The Company accounts for certain asets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs are:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Significant unobservable inputs that are not corroborated by market data.

The Company’s valuation techniques used to measure the fair value of money market mutual funds are based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Valuation methodologies used to measure the fair value of all other non-derivative financial instruments are based on “consensus pricing,” using market prices from a variety of industry-standard independent data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data, for which the Company typically receives independent external valuation information.

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred.

The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums.

Receivables, Net

Receivables consist of the following at the end of 2012 and 2011:

	2012	2011
Vendor receivables	$545	$520
Reinsurance receivables	226	201
Third-party pharmacy receivables	104	86
Receivables from governmental entities	87	98
Other receivables	66	63
Allowance for doubtful accounts	(2)	(3)

Receivables, Net	$1,026	$965

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Vendor receivables include payments from vendors in the form of volume rebates or other purchase discounts that are evidenced by signed agreements and are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount and as a component of merchandise costs as the merchandise is sold. Vendor receivable balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.

Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The receivable balance primarily represents amounts ceded through reinsurance arrangements, and are reflected on a gross basis, separate from the amounts assumed under reinsurance, which are presented on a gross basis within other current liabilities on the consolidated balance sheets. Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies for the amount above their co-pay, which is collected at the point-of-sale. Receivables from governmental entities largely consist of tax related items.

Receivables are recorded net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2012, 2011, and 2010.

Merchandise Inventories

Merchandise inventories consist of the following at the end of 2012 and 2011:

	2012	2011
United States (primarily LIFO)	$4,967	$4,548
Foreign (FIFO)	2,129	2,090

Merchandise Inventories	$7,096	$6,638

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

Due to net inflationary trends in 2012 and 2011, merchandise inventories valued at LIFO were lower than FIFO, resulting in a charge to merchandise costs of $21 and $87, respectively. At the end 2012 and 2011, the cumulative impact of the LIFO valuation on merchandise inventories was $108 and $87, respectively. At the end of 2010, merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.

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

Property and Equipment

Property and equipment are stated at cost. In general, new building additions are separated into components, each with its own estimated useful life, generally five to fifty years for buildings and improvements and three to twenty years for equipment and fixtures. Depreciation and amortization expense is computed using the straight-line method over estimated useful lives or the lease term, if shorter. Leasehold improvements incurred after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably assured at the date the leasehold improvements are made.

Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life of an asset are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held for sale were not material at the end of 2012 or 2011.

The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the group’s net carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or other valuation techniques. Impairment charges, included in selling, general and administrative expenses on the consolidated statements of income, in 2012, 2011, and 2010 were immaterial.

Software Costs

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. These costs are included in property, plant, and equipment and amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Other Assets

Other assets consist of the following at the end of 2012 and 2011:

	2012	2011
Prepaid rents, lease costs, and long-term deposits	$230	$211
Receivables from governmental entities	225	216
Cash surrender value of life insurance	76	71
Goodwill, net	66	74
Other	56	51

Other Assets	$653	$623

Receivables from governmental entities largely consists of various tax related items including amounts deposited with taxing authorities in connection with ongoing income tax audits and long term deferred tax assets. The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period. Goodwill resulting from certain business combinations is reviewed for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Accounts Payable

The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2012 and 2011 are $565 and $108, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Insurance/Self-Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. The reinsurance agreement is one year in duration and new agreements are entered into by each participant at their discretion at the commencement of the next fiscal year. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2012 and 2011, these insurance liabilities were $688 and $595 in the aggregate, respectively, and were included in accounts payable, accrued salaries and benefits, and other current liabilities on the consolidated balance sheets, classified based on their nature.

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

Other Current Liabilities

Other current liabilities consist of the following at the end of 2012 and 2011:

	2012	2011
Insurance-related liabilities	$308	$276
Deferred sales	159	141
Cash card liability	133	116
Other current liabilities	104	112
Tax-related liabilities	88	122
Sales return reserve	86	74
Vendor consideration liabilities	57	46
Interest payable	30	51

Other Current Liabilities	$965	$938

Asset Retirement Obligations

The Company’s asset retirement obligations (ARO) are related to leasehold improvements that at the end of a lease must be removed in order to comply with the lease agreement. These obligations are recorded as a liability with an offsetting capital asset at the inception of the lease term based upon the estimated fair market value of the costs to remove the leasehold improvements. These liabilities, included in deferred income taxes and other liabilities, are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The capitalized ARO assets are depreciated using the same depreciation convention as the respective leasehold improvement assets and are included with buildings and improvements.

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $284 and $247 at the end of 2012 and 2011, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts at the end of 2012 and 2011.

The unrealized gains or (losses) recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of open, unsettled forward foreign-exchange contracts were immaterial in 2012, 2011, and 2010.

The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and, thus, require no mark-to-market adjustment.

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

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency (generally the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency) in interest income and other, net in the accompanying condensed consolidated statements of income. Also included are realized foreign-currency gains or losses from all settlements of forward foreign-exchange contracts. These items resulted in a net gain of $41, $8 and $13 in 2012, 2011, and 2010, respectively.

Revenue Recognition

The Company generally recognizes sales, which include shipping fees where applicable, net of estimated returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities on the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company evaluates whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue and related shipping fees are recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts as commissions earned, which is reflected in net sales.

Membership fee revenue represents annual membership fees paid by substantially all of the Company’s members. The Company accounts for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. The Company’s Executive Members qualify for a 2% reward (beginning November, 1, 2011 the reward increased from a maximum of $500 to $750 per year on qualified purchases), which can be redeemed at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data. The net reduction in sales was $900, $790, and $688 in 2012, 2011, and 2010, respectively.

Merchandise Costs

Merchandise costs consist of the purchase price of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, and depreciation on production equipment in fresh foods and certain ancillary departments.

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

Stock-Based Compensation

Compensation expense for all stock-based awards granted is recognized using the straight-line method. The fair value of restricted stock units (RSUs) is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period. The fair value of stock options was measured using the Black-Scholes valuation model.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

While options and RSUs granted to employees generally vest over five years, all grants allow for either daily or quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The historical experience rate of actual forfeitures has been minimal. As such, the Company does not reduce stock-based compensation for an estimate of forfeitures because the estimate is inconsequential in light of historical experience and considering the awards vest on either a daily or quarterly basis. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur, which generally has been infrequent. Stock options have a ten-year term. Stock-based compensation expense is predominantly included in selling, general and administrative expenses on the consolidated statements of income. See Note 7 for additional information on the Company’s stock-based compensation plans.

Leases

The Company leases land and/or buildings at warehouses and certain other office and distribution facilities, primarily under operating leases. Operating leases expire at various dates through 2052, with the exception of one lease in the Company’s United Kingdom subsidiary, which expires in 2151. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third-party purchase offer.

The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease and any exercised extension options, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on the price indices, and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume.

The Company has entered into capital leases for warehouse locations, expiring at various dates through 2040. Capital lease assets are included in buildings and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is predominately included in selling, general and administrative expenses. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in other current liabilities and deferred income taxes and other liabilities. Interest on these obligations is included in interest expense.

Preopening Expenses

Preopening expenses related to new warehouses, new regional offices and other startup operations are expensed as incurred.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Interest Income and Other, Net

Interest income and other, net includes:

	2012	2011	2010
Interest income, net	$49	$41	$23
Foreign-currency transactions gains (losses), net	40	9	14
Earnings from affiliates and other, net	14	10	51

Interest Income and Other, Net	$103	$60	$88

For 2010, the equity in earnings of Costco Mexico, $41, is included in interest income and other, net in the accompanying consolidated statements of income.

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

Net Income per Common Share Attributable to Costco

The computation of basic net income per share uses the weighted average number of shares that were outstanding during the period. The computation of diluted net income per share uses the weighted average number of shares in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise and vesting to the participant of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and restricted stock units and the “if converted” method for the convertible note securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance related to fair value measurement that changes the wording used to describe many requirements in GAAP for measuring and disclosing fair values. Additionally, the amendments clarify the application of existing fair value measurement requirements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance at the beginning of its third quarter of 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to either present a continuous statement of net income and other comprehensive income or present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2013. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and will impact the financial statements’ presentation only. A portion of the new comprehensive income guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments on the face of the financial statements.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2013. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments

The Company’s investments at the end of 2012 and 2011 were as follows:

2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$776	$6	$782
Corporate notes and bonds	54	0	54
FDIC-insured corporate bonds	35	0	35
Asset and mortgage-backed securities	8	0	8

Total available-for-sale	873	6	879
Held-to-maturity:
Certificates of deposit	447		447

Total Short-Term Investments	$1,320	$6	$1,326

2011:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$1,096	$8	$1,104
Corporate notes and bonds	6	1	7
FDIC-insured corporate bonds	208	1	209
Asset and mortgage-backed securities	12	0	12

Total available-for-sale	1,322	10	1,332
Held-to-maturity:
Certificates of deposit	272		272

Total Short-Term Investments	$1,594	$10	$1,604

At the end of 2012, 2011 and 2010 the Company’s available-for-sale securities that were in continuous unrealized-loss position were not material. Gross unrealized gains and losses on cash equivalents were not material at the end of 2012 and 2011.

The proceeds from sales of available-for-sale securities during 2012, 2011, and 2010 are provided in the following table:

	2012	2011	2010
Proceeds	$482	$602	$309

Gross realized gains or losses from sales of available-for-sale securities were not material in 2012, 2011, and 2010.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at the end of 2012 were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$590	$590	$447	$447
Due after one year through five years	282	288	0	0
Due after five years	1	1	0	0

	$873	$879	$447	$447

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information at the end 2012 and 2011, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company’s holdings of Level 3 financial assets and liabilities were immaterial.

2012:	Level 1	Level 2
Money market mutual funds(1)	$77	$0
Investment in U.S. government and agency securities(2)	0	794
Investment in corporate notes and bonds	0	54
Investment in FDIC-insured corporate bonds	0	35
Investment in asset and mortgage-backed securities	0	8
Forward foreign-exchange contracts, in asset position(3)	0	1
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)

Total	$77	$889

2011:	Level 1	Level 2
Money market mutual funds(1)	$200	$0
Investment in U.S. government and agency securities(2)	0	1,177
Investment in corporate notes and bonds	0	7
Investment in FDIC-insured corporate bonds	0	209
Investment in asset and mortgage-backed securities	0	12
Forward foreign-exchange contracts, in asset position(3)	0	1
Forward foreign-exchange contracts, in (liability) position(3)	0	(2)

Total	$200	$1,404

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)

$12 and $782 included in cash and cash equivalents and short-term investments, respectively, in the accompanying consolidated balance sheets at the end of 2012. $73 and $1,104 included in cash and cash equivalents and short-term investments, respectively, in the accompanying consolidated balance sheet at the end of 2011.

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

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 3—Fair Value Measurement (Continued)

All financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2012 and 2011 were immaterial. There were no transfers in or out of Level 1, 2, or 3 during 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2012 and 2011. See Note 4 for discussion on the fair value of long-term debt.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long lived assets resulting from impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during 2012 and 2011 were immaterial.

Note 4—Debt

Short-Term Borrowings

The Company enters into various short-term bank credit facilities. There were no amounts outstanding under these facilities at the end of 2012 and 2011, and the total credit available was $438 and $391, respectively. The various credit facilities provide for applicable interest rates ranging from 0.58% to 3.96% in 2012 and 0.58% to 4.39% in 2011.

The weighted average borrowings, maximum borrowings, and weighted average interest rate under all short-term borrowing arrangements were as follows for 2012 and 2011:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
2012:
Bank borrowings:
Japan	$83	$57	0.58%
Bank overdraft facility:
United Kingdom	3	0	1.50

2011:
Bank borrowings:
Canada	$6	$4	3.00%
Japan	70	20	0.58
Bank overdraft facility:
United Kingdom	16	4	1.50

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

Long-Term Debt

The carrying value and estimated fair value of the Company’s long-term debt at the end of 2012 and 2011 consisted of the following:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,097	$1,325	$1,097	$1,314
5.3% Senior Notes due March 2012	0	0	900	924
Other long-term debt	285	338	156	197

Total long-term debt	1,382	1,663	2,153	2,435
Less current portion	1	1	900	924

Long-term debt, excluding current portion	$1,381	$1,662	$1,253	$1,511

The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit risk.

In February 2007, the Company issued $900 of 5.3% Senior Notes that were due March 15, 2012 (2012 Notes) at a discount of $2 and $1,100 of 5.5% Senior Notes due March 15, 2017 at a discount of $6 (together the 2007 Senior Notes). Interest on the 2007 Senior Notes is payable semi-annually on March 15 and September 15 of each year until their respective maturity date. The discount and issuance costs associated with the Senior Notes have been amortized to interest expense over the terms of those notes. The Company, at its option, may redeem the remaining 2007 Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the remaining 2007 Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the remaining 2007 Senior Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Notes. In March 2011, the Company reclassified its 2012 Notes, to a current liability within the current portion of long-term debt of the consolidated balance sheets to reflect its remaining maturity of less than one year. On March 15, 2012, the Company paid the outstanding principal balance and associated interest on the 2012 Notes with its existing sources of cash and cash equivalents and short-term investments. These notes are classified as a Level 2 measurement in the fair value hierarchy.

In October and December 2011, the Company’s Japanese subsidiary issued two series of 1.18% Yen-denominated promissory notes through a private placement. For both series, interest is payable semi-annually, and principal is due in October 2018. These notes are included in other long-term debt in the table above and are classified as a Level 3 measurement in the fair value hierarchy.

In June 2008, the Company’s Japanese subsidiary entered into a ten-year term loan with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.78% and 0.79% at the end of 2012 and 2011, respectively) on the outstanding balance. Interest is payable semi-annually and principal is due in June 2018. This debt is included in other long-term debt in the table above and is classified as a Level 3 measurement in the fair value hierarchy.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 4—Debt (Continued)

In October 2007, the Company’s Japanese subsidiary issued promissory notes through a private placement, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. These notes are included in other long-term debt in the table above and are classified as a Level 3 measurement in the fair value hierarchy.

In August 1997, the Company sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 832,000 shares of Costco Common Stock shares at an initial conversion price of $22.71. The Company, at its option, may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption) any time after August 2002. These notes are included in other long-term debt in the table above and are classified as a Level 2 measurement in the fair value hierarchy. At the end of 2012, $864 in principal amount of Zero Coupon Notes had been converted by note holders into shares of Costco Common Stock.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2013	$1
2014	1
2015	1
2016	0
2017	1,128
Thereafter	251

Total	$1,382

Note 5—Leases

Operating Leases

The aggregate rental expense for 2012, 2011 and 2010 was $220, $208, and $187, respectively. Sublease income, included in interest income and other, net, and contingent rents are not material.

Capital Leases

Gross assets recorded under capital leases were $187 and $170, at the end of 2012 and 2011, respectively. These assets are recorded net of accumulated amortization of $19 and $13 at the end of 2012 and 2011, respectively.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 5—Leases (Continued)

At the end of 2012, future minimum payments, net of sub-lease income of $177 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases
2013	$189	$14
2014	184	14
2015	171	14
2016	164	15
2017	156	15
Thereafter	1,883	328

Total	$2,747	400

Less amount representing interest		(217)

Net present value of minimum lease payments		183
Less current installments(1)		(2)

Long-term capital lease obligations less current installments(2)		$181

(1)	Included in other current liabilities.
(2)	Included in deferred income taxes and other liabilities.

Certain leases may require the Company to incur costs to return leased property to its original condition, such as the removal of gas tanks. Estimated asset retirement obligations associated with these leases, which amounted to $44 and $31 at the end of 2012 and 2011, respectively, are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

Note 6—Stockholders’ Equity

Dividends

The Company’s current quarterly dividend rate is $0.275 per share.

Stock Repurchase Programs

The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors approved in April 2011, which expires in April 2015. As of the end of 2012, the total amount repurchased under this plan was $911. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2012	7,272	$84.75	$617
2011	8,939	71.74	641
2010	9,943	57.14	568

These amounts differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 6—Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax where applicable, was $156 and $373 at the end of 2012 and 2011, respectively, and was comprised primarily of unrealized foreign-currency translation adjustments. In 2012, as part of the acquisition of the noncontrolling interest in Mexico, the Company reclassified $155 of accumulated unrealized losses on foreign-currency translation adjustments to Costco’s accumulated other comprehensive income. This balance was previously included as a component of non-controlling interest.

Note 7—Stock-Based Compensation Plans

The Company grants stock-based compensation to employees and non-employee directors. Stock options awards were granted under the Amended and Restated 2002 Stock Incentive Plan, amended as of January 2006 (Second Restated 2002 Plan), and predecessor plans until, effective in the fourth quarter of fiscal 2006, the Company began awarding restricted stock units (RSUs) under the Second Restated 2002 Plan in lieu of stock options. Through a series of shareholder approvals, there have been a series of amended and restated plans and new provisions implemented by the Company. Under revisions in the Fourth Restated 2002 Plan in the fourth quarter of fiscal 2008, prospective grants of RSUs are subject, upon certain terminations of employment, to quarterly vesting, as opposed to daily vesting. Previously awarded RSU grants continue to involve daily vesting upon certain terminations of employment. Additionally, employees who attain certain years of service with the Company will receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The first grant impacted by these amendments occurred in the first quarter of fiscal 2009. Each share issued in respect of stock bonus or stock unit awards is counted as 1.75 shares toward the limit of shares made available under the Fourth Restated 2002 Plan. The Sixth Restated 2002 Plan, amended in the second quarter of fiscal 2012, is the Company’s only active stock-based compensation plan at the end of 2012. The Sixth Restated 2002 Plan authorized the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares previously authorized. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. RSUs are delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.

Summary of Stock Option Activity

All outstanding stock options were fully vested and exercisable at the end of 2012 and 2011. The following table summarizes stock option transactions during 2012:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2011	5,917	$40.07
Exercised	(2,756)	39.11

Outstanding at the end of 2012	3,161	$40.90	2.06	$180

(1)	The difference between the exercise price and market value of common stock at the end of 2012.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

The following is a summary of stock options outstanding at the end of 2012:

	Options Outstanding and Exercisable
Range of Prices	Number of Options (in 000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$30.41–$37.35	1,232	1.27	$35.95
$37.44–$43.79	1,699	2.57	43.77
$45.99–$46.46	230	2.56	46.19

	3,161	2.06	$40.90

Options exercisable and the weighted average exercise price at the end of 2010 were 13,032 shares and $39.43, respectively.

The tax benefits realized, derived from the compensation deductions resulting from the option exercises, and intrinsic value related to total stock options exercised during 2012, 2011, and 2010 are provided in the following table:

	2012	2011	2010
Actual tax benefit realized for stock options exercised	$50	$78	$34
Intrinsic value of stock options exercised(1)	$137	$227	$98

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Employee Tax Consequences on Certain Stock Options

In 2010, the Company recorded a non-recurring benefit of $24 to selling, general and administrative expense related to a refund of a previously recorded Canadian employee tax liability.

Summary of Restricted Stock Unit Activity

RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting for employees and non-employee directors that have attained twenty-five or more years and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2012, 14,345,000 shares were available to be granted as RSUs under the Sixth Restated 2002 Plan.

The following awards were outstanding at the end of 2012:

•	8,558,000 time-based RSUs that vest upon continued employment over specified periods of time;

•

702,000 performance-based RSUs, of which 304,000 will be formally granted to certain executive officers of the Company upon the official certification of the attainment of specified performance targets for 2012. Once formally granted, the restrictions lapse upon continued employment over specified periods of time.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 7—Stock-Based Compensation Plans (Continued)

The following table summarizes RSU transactions during 2012:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Non-vested at the end of 2011	9,727	$57.56
Granted	3,593	81.55
Vested and delivered	(3,819)	58.97
Forfeited	(241)	65.54

Non-vested at the end of 2012	9,260	$66.14

The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2012 was $422 and the weighted-average period of time over which this cost will be recognized is 1.7 years. At the end of 2012, there were approximately 2,900,000 RSUs vested, but not yet delivered.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2012	2011	2010
RSUs	$241	$206	$171
Stock options	0	1	19

Total stock-based compensation expense before income taxes	241	207	190
Less recognized income tax benefit	79	67	63

Total stock-based compensation expense, net of income taxes	$162	$140	$127

Note 8—Retirement Plans

The Company has a 401(k) Retirement Plan available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferrals which the Company matches (50% of the first one thousand dollars of employee contributions). In addition, the Company provides each eligible participant an annual discretionary contribution based on salary and years of service.

California union employees are allowed to make pre-tax deferrals into the 401(k) plan which the Company matches (50% of the first five hundred dollars of employee contributions) and provides each eligible participant a contribution based on hours worked and years of service.

California union employees participate in a defined benefit plan sponsored by their union under a multi-employer plan, and the Company makes contributions to this plan based upon its union agreement. The Company’s contributions to this plan are not material to the Company’s consolidated financial statements.

The Company has a defined contribution plan for Canadian and United Kingdom employees and contributes a percentage of each employee’s salary. Certain other foreign operations have defined benefit and

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 8—Retirement Plans (Continued)

defined contribution plans that are not material. Amounts expensed under all plans were $382, $345, and $313 for 2012, 2011, and 2010, respectively, and were included in selling, general and administrative expenses and merchandise costs in the accompanying consolidated statements of income.

Note 9—Income Taxes

Income before income taxes is comprised of the following:

	2012	2011	2010
Domestic (including Puerto Rico)	$1,809	$1,526	$1,426
Foreign	958	857	628

Total	$2,767	$2,383	$2,054

The provisions for income taxes for 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Federal:
Current	$591	$409	$445
Deferred	12	74	1

Total federal	603	483	446

State:
Current	100	78	79
Deferred	2	14	5

Total state	102	92	84

Foreign:
Current	312	270	200
Deferred	(17)	(4)	1

Total foreign	295	266	201

Total provision for income taxes	$1,000	$841	$731

Tax benefits associated with the exercise of employee stock options and other employee stock programs were allocated to equity attributable to Costco in the amount of $65, $59, and $15, in 2012, 2011, and 2010, respectively.

The reconciliation between the statutory tax rate and the effective rate for 2012, 2011, and 2010 is as follows:

	2012		2011		2010
Federal taxes at statutory rate	$969	35.0%	$834	35.0%	$718	35.0%
State taxes, net	59	2.1	55	2.4	56	2.7
Foreign taxes, net	(61)	(2.2)	(66)	(2.8)	(38)	(1.9)
Other	33	1.2	18	0.7	(5)	(0.2)

Total	$1,000	36.1%	$841	35.3%	$731	35.6%

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

The Company’s provision for income taxes for 2012 was adversely impacted by nonrecurring net tax expense of $25 relating primarily to the following items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority; the tax effects of the cash dividend declared by Costco Mexico (included in Other in the table above); and the tax effects of nondeductible expenses for the Company’s contribution to an initiative reforming alcohol beverage laws in Washington State.

The components of the deferred tax assets and liabilities are as follows:

	2012	2011
Equity compensation	$79	$89
Deferred income/membership fees	148	134
Accrued liabilities and reserves	461	429
Other	55	32

Total deferred tax assets	743	684

Property and equipment	522	494
Merchandise inventories	182	164

Total deferred tax liabilities	704	658

Net deferred tax assets	$39	$26

The deferred tax accounts at the end of 2012 and 2011 include current deferred income tax assets of $393 and $360 respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $58 and $53, respectively, included in other assets; and non-current deferred income tax liabilities of $412 and $387, respectively, included in deferred income taxes and other liabilities.

The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of $3,162 and $2,646 at the end of 2012 and 2011, respectively, of certain non-U.S. consolidated subsidiaries as such earnings are deemed by the Company to be indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested. The Company believes that its U.S. current assets position is sufficient to meet its U.S. liquidity requirements and has no current plans to repatriate for use in the U.S. the cash and cash equivalents and short-term investments held by these subsidiaries.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2012 and 2011 is as follows:

	2012	2011
Gross unrecognized tax benefit at beginning of year	$106	$83
Gross increases—current year tax positions	15	21
Gross increases—tax positions in prior years	3	10
Gross decreases—tax positions in prior years	(3)	(6)
Settlements	(3)	(1)
Lapse of statute of limitations	(2)	(1)

Gross unrecognized tax benefit at end of year	$116	$106

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 9—Income Taxes (Continued)

Included in the balance at the end of 2012, are $70 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $36 and $34 at the end of 2012 and 2011, respectively.

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties were not material in 2012 and 2011, respectively. Accrued interest and penalties were $16 and $12 at the end of 2012 and 2011, respectively.

The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. Some audits may conclude in the next 12 months and the unrecognized tax benefits we have recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2007. The Company is currently subject to examination in Canada for fiscal years 2008 to present and in California for fiscal years 2004 to present. No other examinations are believed to be material.

Note 10—Net Income per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	2012	2011	2010
Net income available to common stockholders used in basic and diluted net income per common share	$1,709	$1,462	$1,303
Interest on convertible notes, net of tax	1	1	1

Net income available to common stockholders after assumed conversions of dilutive securities	$1,710	$1,463	$1,304

Weighted average number of common shares used in basic net income per common share	433,620	436,119	438,611
Stock options and RSUs	4,906	6,063	6,409
Conversion of convertible notes	847	912	950

Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	439,373	443,094	445,970

Anti-dilutive RSUs	15	0	1,141

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies

Legal Proceedings

The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, the Company has recorded an accrual with respect to one matter described below, which accrual is not material to the Company’s financial statements. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of our accrual) cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.

The Company is a defendant in the following matters, among others:

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. Currently the class is believed to be approximately 1,250 people. Costco has sought permission to file an interlocutory appeal to the Ninth Circuit.

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

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has com-

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 11—Commitments and Contingencies (Continued)

plied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. The State of Washington conducted such an examination on its own behalf and on February 4, 2011 issued an assessment of $3.3 million. The Company filed suit on March 4, 2011, to contest the assessment. In July 2012, summary judgment on liability was granted in favor of the State; damages will be determined at trial.

The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.

Note 12—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico (see Note 1), the United Kingdom, Japan, and Australia and through majority-owned subsidiaries in Taiwan and Korea. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. As discussed in Note 1, the Company began consolidating Mexico on August 30, 2010. For segment reporting, these operations are included as a component of other international operations for 2012 and 2011. For 2010, Mexico is only included in total assets under U.S. operations in the table below, representing the equity method investment in the joint venture. The material accounting policies of the segments are the same as those described in Note 1. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain home office operating expenses are incurred on behalf of the Company’s Canadian and other international operations, but are included in the U.S. operations because those costs are not allocated internally and generally come under the responsibility of the Company’s U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
2012
Total revenue	$71,776	$15,717	$11,644	$99,137
Operating income	1,632	668	459	2,759
Depreciation and amortization	667	117	124	908
Capital expenditures, net	1,012	170	298	1,480
Property and equipment, net	9,236	1,664	2,061	12,961
Total assets	18,401	4,237	4,502	27,140

2011
Total revenue	$64,904	$14,020	$9,991	$88,915
Operating income	1,395	621	423	2,439
Depreciation and amortization	640	117	98	855
Capital expenditures, net	876	144	270	1,290
Property and equipment, net	8,870	1,608	1,954	12,432
Total assets	18,558	3,741	4,462	26,761

2010
Total revenue	$59,624	$12,051	$6,271	$77,946
Operating income	1,310	547	220	2,077
Depreciation and amortization	625	107	63	795
Capital expenditures, net	804	162	89	1,055
Property and equipment, net	8,709	1,474	1,131	11,314
Total assets	18,247	3,147	2,421	23,815

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for 2012 and 2011.

	53 Weeks Ended September 2, 2012
	First Quarter 12 Weeks		Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 17 Weeks		Total 53 Weeks
REVENUE
Net sales	$21,181		$22,508	$21,849	$31,524		$97,062
Membership fees	447		459	475	694		2,075

Total revenue	21,628		22,967	22,324	32,218		99,137
OPERATING EXPENSES
Merchandise costs	18,931		20,139	19,543	28,210	(4)	86,823
Selling, general and administrative	2,144	(1)	2,178	2,152	3,044		9,518
Preopening expenses	10		6	6	15		37

Operating income	543		644	623	949		2,759
OTHER INCOME (EXPENSE)
Interest expense	(27)		(27)	(19)	(22)		(95)
Interest income and other, net	37		10	18	38		103

INCOME BEFORE INCOME TAXES	553		627	622	965		2,767
Provision for income taxes	225	(2)	215	217	343		1,000

Net income including noncontrolling interests	328		412	405	622		1,767
Net income attributable to noncontrolling interests	(8)		(18)	(19)	(13)		(58)

NET INCOME ATTRIBUTABLE TO COSTCO	$320		$394	$386	$609		$1,709

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.74		$0.91	$0.89	$1.41		$3.94

Diluted	$0.73		$0.90	$0.88	$1.39		$3.89

Shares used in calculation (000’s)
Basic	434,222		434,535	433,791	432,437		433,620
Diluted	440,615		439,468	439,166	438,344		439,373
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.240		$0.240	$0.000 (3)	$0.550	(5)	$1.03

(1)	Includes a $17 charge to selling, general and administrative for contributions to an initiative reforming alcohol beverage laws in Washington State.

(2)	Includes a $24 charge relating to the settlement of an income tax audit in Mexico (See Note 9—Income Taxes).

(3)	On May 9, 2012, subsequent to the end of the third quarter of 2012, the Board of Directors declared a quarterly cash dividend of $0.275 per share.

(4)	Includes a $12 increase to merchandise costs for a LIFO inventory adjustment (see Note 1—Merchandise Inventories).

(5)	Our current quarterly dividend rate is $0.275 per share.

COSTCO WHOLESALE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 28, 2011
	First Quarter 12 Weeks	Second Quarter 12 Weeks	Third Quarter 12 Weeks	Fourth Quarter 16 Weeks	Total 52 Weeks
REVENUE
Net sales	$18,823	$20,449	$20,188	$27,588	$87,048
Membership fees	416	426	435	590	1,867

Total revenue	19,239	20,875	20,623	28,178	88,915
OPERATING EXPENSES
Merchandise costs	16,757	18,235 (1)	18,067 (1)	24,680 (1)	77,739
Selling, general and administrative	1,945	2,040	1,992	2,714	8,691
Preopening expenses	12	4	8	22	46

Operating income	525	596	556	762	2,439
OTHER INCOME (EXPENSE)
Interest expense	(26)	(27)	(27)	(36)	(116)
Interest income and other, net	5	4	5	46	60

INCOME BEFORE INCOME TAXES	504	573	534	772	2,383
Provision for income taxes	172	204	193	272	841

Net income including noncontrolling interests	332	369	341	500	1,542
Net income attributable to noncontrolling interests	(20)	(21)	(17)	(22)	(80)

NET INCOME ATTRIBUTABLE TO COSTCO	$312	$348	$324	$478	$1,462

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.72	$0.80	$0.74	$1.09	$3.35

Diluted	$0.71	$0.79	$0.73	$1.08	$3.30

Shares used in calculation (000’s)
Basic	434,099	436,682	436,977	436,596	436,119
Diluted	441,360	443,186	443,570	443,518	443,094
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.205	$0.205	$0.240	$0.240	$0.89

(1)	Includes a $6, $49 and $32 increase to merchandise costs for a LIFO inventory adjustment for the second, third and fourth quarters, respectively (see Note 1—Merchandise Inventories).

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/99

3.2	Bylaws of the registrant		8-K		8/24/10

4.1	Registrant will furnish upon request copies of instruments defining the rights of holders of its long-term debt instruments

10.1*	Costco Wholesale Executive Health Plan	x

10.1.5*	Amendments to Stock Option Plan, 2002		S-8		2/14/02

10.1.6*	Costco Wholesale Corporation 2002 Stock Incentive Plan		S-8		2/14/02

10.1.7*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation		S-8		10/21/05

10.1.8*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	5/7/06	6/16/06

10.1.9*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	5/7/06	6/16/06

10.1.10*	Amendment to Second Restated 2002 Stock Incentive Plan		10-Q	2/18/07	3/30/07

10.1.11*	Amendment to Second Restated 2002 Stock Incentive Plan		8-K		1/31/08

10.1.12*	Fourth Restated 2002 Stock Incentive Plan		10-K	8/31/08	10/16/08

10.1.13*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/10	3/17/10

10.1.14*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/12

10.2*	Form of Indemnification Agreement		14A		12/13/99

10.4	Stock Purchase Agreement, dated June 13, 2012, among Costco Venture Mexico, Controladora Comercial Mexicana, S.A.B. de C.V. and other parties named therein	x

10.5*	Deferred Compensation Plan	x

10.6.1*	Executive Employment Agreement between Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/11	12/16/11

10.6.2*	Fiscal 2012 Executive Bonus Plan		8-K		10/27/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

*	Management contract, compensatory plan or arrangement.