Form 10-Q
period 2012-11-25
COSTCO WHOLESALE CORP /NEW
filed 2012-12-21
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2012

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

The number of shares outstanding of the issuer’s common stock as of December 14, 2012 was 435,636,480

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	November 25, 2012	September 2, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,897	$3,528
Short-term investments	1,679	1,326
Receivables, net	1,175	1,026
Merchandise inventories	8,152	7,096
Deferred income taxes and other current assets	502	550

Total current assets	15,405	13,526

PROPERTY AND EQUIPMENT
Land	4,135	4,032
Buildings and improvements	11,111	10,879
Equipment and fixtures	4,365	4,261
Construction in progress	412	374

	20,023	19,546
Less accumulated depreciation and amortization	(6,772)	(6,585)

Net property and equipment	13,251	12,961

OTHER ASSETS	667	653

TOTAL ASSETS	$29,323	$27,140

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$12	$0
Accounts payable	8,825	7,303
Accrued salaries and benefits	1,945	1,832
Accrued member rewards	660	661
Accrued sales and other taxes	374	397
Other current liabilities	1,150	966
Deferred membership fees	1,169	1,101

Total current liabilities	14,135	12,260
LONG-TERM DEBT, excluding current portion	1,366	1,381
DEFERRED INCOME TAXES AND OTHER LIABILITIES	990	981

Total liabilities	16,491	14,622

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 434,824,000 and 432,350,000 shares issued and outstanding	2	2
Additional paid-in capital	4,391	4,369
Accumulated other comprehensive income	173	156
Retained earnings	8,099	7,834

Total Costco stockholders’ equity	12,665	12,361
Noncontrolling interests	167	157

Total equity	12,832	12,518

TOTAL LIABILITIES AND EQUITY	$29,323	$27,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended
	November 25, 2012	November 20, 2011
REVENUE
Net sales	$23,204	$21,181
Membership fees	511	447

Total revenue	23,715	21,628
OPERATING EXPENSES
Merchandise costs	20,726	18,931
Selling, general and administrative	2,332	2,144
Preopening expenses	18	10

Operating income	639	543
OTHER INCOME (EXPENSE)
Interest expense	(13)	(27)
Interest income and other, net	20	37

INCOME BEFORE INCOME TAXES	646	553
Provision for income taxes	225	225

Net income including noncontrolling interests	421	328
Net income attributable to noncontrolling interests	(5)	(8)

NET INCOME ATTRIBUTABLE TO COSTCO	$416	$320

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.96	$0.74

Diluted	$0.95	$0.73

Shares used in calculation (000’s)
Basic	433,423	434,222
Diluted	438,643	440,615

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.275	$0.240

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended
	November 25, 2012	November 20, 2011
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$421	$328
Foreign-currency translation adjustment and other, net	22	(209)

Comprehensive income	443	119
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(33)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$433	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	12 Weeks Ended
	November 25, 2012	November 20, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$421	$328
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	213	205
Stock-based compensation	93	76
Excess tax benefits on stock-based awards	(38)	(36)
Other non-cash operating activities, net	6	8
Deferred income taxes	(2)	(14)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(1,055)	(1,062)
Increase in accounts payable	1,283	991
Other operating assets and liabilities, net	181	168

Net cash provided by operating activities	1,102	664

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(856)	(498)
Maturities of short-term investments	437	392
Sales of investments	61	95
Additions to property and equipment	(488)	(343)
Proceeds from the sale of property and equipment	0	7
Other investing activities, net	(9)	(5)

Net cash used in investing activities	(855)	(352)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	235	160
Repayments of short-term borrowings	(115)	(83)
Proceeds from short-term borrowings	127	117
Proceeds from issuance of long-term debt	0	78
Distribution to noncontrolling interests	(22)	0
Proceeds from exercise of stock options	10	25
Minimum tax withholdings on stock-based awards	(116)	(104)
Excess tax benefits on stock-based awards	38	36
Repurchases of common stock	(36)	(163)
Other financing activities, net	0	1

Net cash provided by financing activities	121	67

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	(69)

Net increase in cash and cash equivalents	369	310
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,528	4,009

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,897	$4,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first fiscal quarter for:
Interest (reduced by $5 and $2 interest capitalized in 2013 and 2012, respectively)	$31	$56
Income taxes	$118	$148
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unsettled repurchases of common stock	$0	$10
Increase (decrease) in accrued property and equipment	$8	$(43)
Property acquired under capital lease	$11	$0
Cash dividend declared, but not yet paid	$120	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Policies

Description of Business

Costco Wholesale Corporation and its subsidiaries operate membership warehouses based on the concept that offering its members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 25, 2012, Costco operated 617 warehouses worldwide which included: 447 United States (U.S.) locations (in 41 U.S. states and Puerto Rico), 83 Canadian locations (in 9 Canadian provinces), 32 Mexico locations, 22 United Kingdom (U.K.) locations, 13 Japan locations, 9 Taiwan locations, 8 Korea locations, and 3 Australia locations. The Company also operates online businesses at costco.com in the U.S, costco.ca in Canada, and costco.co.uk in the U.K.

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments, or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. In July 2012, Costco purchased its former joint venture partner’s 50% equity interest in Costco Mexico (Mexico). The Company’s net income excludes income attributable to noncontrolling interests in its operations in Taiwan, Korea, and Mexico prior to the July 2012 acquisition of the 50% noncontrolling interest. After the acquisition date, 100% of Mexico’s operations are included in “net income attributable to Costco.” Unless otherwise noted, references to net income relate to net income attributable to Costco.

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 2, 2012.

Fiscal Year End

The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2013 and 2012 relate to the 12-week fiscal quarters ended November 25, 2012 and November 20, 2011, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure

Note 1—Summary of Significant Policies (Continued)

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

The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs are:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Significant unobservable inputs that are not corroborated by market data.

The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s Form 10-K for the fiscal year ended September 2, 2012.

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

Due to overall deflationary trends in the first quarter of 2013, a benefit of $2 to merchandise costs was recorded to reduce the cumulative LIFO valuation on merchandise inventories. There was no LIFO adjustment in the first quarter of 2012. At November 25, 2012 and September 2, 2012, the cumulative impact of the LIFO valuation on merchandise inventories was $106 and $108, respectively.

Note 1—Summary of Significant Policies (Continued)

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $267 and $284 at November 25, 2012 and September 2, 2012, respectively.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 25, 2012 and September 2, 2012.

The unrealized gains or (losses) recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of open, unsettled forward foreign-exchange contracts were immaterial in the first quarter of 2013 and 2012, respectively.

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

Foreign Currency

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from all settlements of forward foreign-exchange contracts. These items resulted in a net gain of $9 and $20 in the first quarters of 2013 and 2012, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to

Note 1—Summary of Significant Policies (Continued)

present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, and only impacted the financial statements’ presentation.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended September 2, 2012. The Company’s investments at November 25, 2012 and September 2, 2012, were as follows:

November 25, 2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$693	$5	$698
Corporate notes and bonds	3	0	3
FDIC-insured corporate bonds	36	0	36
Asset and mortgage-backed securities	7	0	7

Total available-for-sale	739	5	744

Held-to-maturity:
Certificates of deposit	935		935

Total short-term investments	$1,674	$5	$1,679

September 2, 2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$776	$6	$782
Corporate notes and bonds	54	0	54
FDIC-insured corporate bonds	35	0	35
Asset and mortgage-backed securities	8	0	8

Total available-for-sale	873	6	879

Held-to-maturity:
Certificates of deposit	447		447

Total short-term investments	$1,320	$6	$1,326

As of November 25, 2012 and September 2, 2012, the Company’s available-for-sale securities that were in continuous unrealized-loss positions were not material. Gross unrealized gains and losses on cash equivalents were not material at November 25, 2012 and September 2, 2012.

Note 2—Investments (Continued)

The proceeds from sales of available-for-sale securities were $61 and $95 during the first quarter of 2013 and 2012, respectively. Gross realized gains or losses from sales of available-for-sale securities during the first quarter of 2013 and 2012 were not material.

The maturities of available-for-sale and held-to-maturity securities at November 25, 2012, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less .	$464	$464	$935	$935
Due after one year through five years	274	279	0	0
Due after five years .	1	1	0	0

	$739	$744	$935	$935

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of November 25, 2012 and September 2, 2012, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis, and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value. As of September 2, 2012, the Company’s holdings of Level 3 financial assets and liabilities were immaterial. As of November 25, 2012, the Company did not hold any Level 3 financial assets and liabilities that are measured at fair value on a recurring basis.

November 25, 2012:	Level 1	Level 2
Money market mutual funds(1)	$82	$0
Investment in U.S. government and agency securities(2)	0	741
Investment in corporate notes and bonds	0	3
Investment in FDIC-insured corporate bonds	0	36
Investment in asset and mortgage-backed securities	0	7
Forward foreign exchange contracts, in asset position(3)	0	1
Forward foreign exchange contracts, in (liability) position(3)	0	(4)

Total	$82	$784

September 2, 2012:	Level 1	Level 2
Money market mutual funds(1)	$77	$0
Investment in U.S. government and agency securities(2)	0	794
Investment in corporate notes and bonds	0	54
Investment in FDIC-insured corporate bonds	0	35
Investment in asset and mortgage-backed securities	0	8
Forward foreign exchange contracts, in asset position(3)	0	1
Forward foreign exchange contracts, in (liability) position(3)	0	(3)

Total	$77	$889

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)

On November 25, 2012, $43 and $698 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. On September 2, 2012, $12 and $782 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.

(3)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

Note 3—Fair Value Measurement (Continued)

There were no financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2013, and it was immaterial during the first quarter of 2012. There were no transfers in or out of Level 1, 2, or 3 during the first quarter of 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the first quarter of 2013 and 2012.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets and liabilities during the first quarter of 2013. In the first quarter of 2012, these adjustments were immaterial.

Note 4—Debt

The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	November 25, 2012		September 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,097	$1,313	$1,097	$1,325
Other long-term debt	270	323	285	338

Total long-term debt	1,367	1,636	1,382	1,663
Less current portion	1	1	1	1

Long-term debt, excluding current portion	$1,366	$1,635	$1,381	$1,662

The current portion of long-term debt is included in other current liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit. Substantially all of the Company’s long-term debt is classified as Level 2.

Note 5—Equity and Comprehensive Income

Dividends

The Company’s current quarterly dividend rate is $0.275 per share, compared to $0.24 per share in the first quarter of 2012.

Stock Repurchase Programs

The Company’s stock repurchase activity during the first quarter of 2013 and 2012 is summarized below:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2013	357	$96.41	$34
2012	2,122	$81.54	$173

Note 5—Equity and Comprehensive Income (Continued)

These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of the quarter. The remaining amount available for stock repurchases under the approved plans was $3,055 at November 25, 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired.

Components of Equity and Comprehensive Income

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but not a total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 2, 2012	$12,361	$157	$12,518
Comprehensive income:
Net income	416	5	421
Foreign-currency translation adjustment and other, net	17	5	22

Comprehensive income	433	10	443
Stock-based compensation	93	0	93
Stock options exercised, including tax effects	14	0	14
Release of vested restricted stock units (RSUs), including tax effects	(83)	0	(83)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(34)	0	(34)
Cash dividends declared	(120)	0	(120)

Equity at November 25, 2012	$12,665	$167	$12,832

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2011	$12,002	$571	$12,573
Comprehensive income:
Net income	320	8	328
Foreign-currency translation adjustment and other, net	(168)	(41)	(209)

Comprehensive income	152	(33)	119
Stock-based compensation	76	0	76
Stock options exercised, including tax effects	60	0	60
Release of vested RSUs, including tax effects	(104)	0	(104)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(173)	0	(173)
Cash dividends declared	(105)	0	(105)

Equity at November 20, 2011	$11,909	$538	$12,447

Note 6—Stock-Based Compensation Plans

In the second quarter of fiscal 2012, the Fifth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Sixth Restated 2002 Stock Incentive Plan (Sixth Restated 2002 Plan). The Sixth Restated 2002 Plan authorizes the issuance of 16,000,000 shares

Note 6—Stock-Based Compensation Plans (Continued)

(9,143,000 RSUs) of common stock for future grants in addition to shares authorized under the previous plan. Each RSU issued is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. RSUs are delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.

Summary of Stock Option Activity

All outstanding stock options were fully vested and exercisable as of November 25, 2012 and September 2, 2012. The following table summarizes stock option transactions during the first quarter of 2013:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 2, 2012	3,161	$40.90
Exercised	(256)	38.42

Outstanding at November 25, 2012	2,905	$41.12	1.87	$165

(1)	The difference between the exercise price and market value of common stock at November 25, 2012.

The tax benefits realized, derived from the compensation deductions resulting from option exercises, and intrinsic value related to total stock options exercised during the first quarter of 2013 and 2012 are provided in the following table:

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Actual tax benefit realized for stock options exercised	$6	$9
Intrinsic value of stock options exercised(1)	$15	$26

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Summary of Restricted Stock Unit Activity

At November 25, 2012, 10,188,000 shares were available to be granted as RSUs under the Sixth Restated 2002 Plan.

The following awards were outstanding at November 25, 2012:

•	8,972,000 time-based RSUs that vest upon continued employment over specified periods of time;

•

379,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

Note 6—Stock-Based Compensation Plans (Continued)

•

325,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2013, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2013:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 2, 2012	9,260	$66.14
Granted	3,867	90.84
Vested and delivered	(3,741)	67.32
Forfeited	(35)	69.84

Non-vested at November 25, 2012	9,351	$75.87

The remaining unrecognized compensation cost related to non-vested RSUs at November 25, 2012 was $680 and the weighted-average period of time over which this cost will be recognized is 1.9 years.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Total stock-based compensation expense before income taxes	93	76
Less recognized income tax benefit	(31)	(25)

Total stock-based compensation expense, net of income taxes	$62	$51

Note 7—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Net income available to common stockholders used in basic and diluted net income per common share	$416	$320

Weighted average number of common shares used in basic net income per common share	433,423	434,222
RSUs and stock options	4,413	5,520
Conversion of convertible notes	807	873

Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	438,643	440,615

Anti-dilutive RSUs	0	3

Note 8—Commitments and Contingencies

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

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et

Note 8—Commitments and Contingencies (Continued)

al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 million in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion.

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

The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. The State of Washington conducted such an examination on its own behalf and on February 4, 2011 issued an assessment of $3.3 million. The Company filed suit on March 4, 2011, to contest the assessment. In November 2012 the matter was settled for less than the amount of the assessment.

Note 8—Commitments and Contingencies (Continued)

The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.

Note 9—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico (see Note 1), the United Kingdom, Japan, Australia, and through majority-owned subsidiaries in Taiwan and Korea. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 2, 2012, after considering newly adopted accounting pronouncements described elsewhere herein. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company’s Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company’s U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 25, 2012
Total revenue	$16,918	$3,889	$2,908	$23,715
Operating income	343	176	120	639
Depreciation and amortization	155	28	30	`213
Additions to property and equipment	305	55	128	488
Property and equipment, net	9,384	1,678	2,189	13,251
Total assets	19,884	4,551	4,888	29,323
Twelve Weeks Ended November 20, 2011
Total revenue	$15,614	$3,441	$2,573	$21,628
Operating income	317	135	91	543
Depreciation and amortization	154	26	25	205
Additions to property and equipment	225	54	64	343
Property and equipment, net	8,924	1,578	1,879	12,381
Total assets	19,727	3,810	4,467	28,004
Year Ended September 2, 2012
Total revenue	$71,776	$15,717	$11,644	$99,137
Operating income	1,632	668	459	2,759
Depreciation and amortization	667	117	124	908
Additions to property and equipment	1,012	170	298	1,480
Property and equipment, net	9,236	1,664	2,061	12,961
Total assets	18,401	4,237	4,502	27,140

Note 10—Subsequent Events

On November 28, 2012, the Board of Directors declared a special cash dividend on Costco common stock of $7.00 per share, which was paid on December 18, 2012, to shareholders of record as of the close of business on December 10, 2012 (the special cash dividend). The aggregate amount of payment made in connection with the special cash dividend was approximately $3,049.

Note 10—Subsequent Events (Continued)

Employees of Costco, through the Company’s 401(k) Retirement Plan, own approximately 22,600,000 shares of Company stock, which are held through an Employee Stock Ownership Plan. As dividends paid on these shares are deductible for U.S. income tax purposes, the Company will recognize a discrete income tax benefit during the second quarter of fiscal 2013 of approximately $62 in connection with the special cash dividend.

As required by the Company’s Sixth Restated 2002 Plan, adjustments were made to equity awards outstanding on the dividend record date to preserve the value of such awards as a result of the special cash dividend, as follows: (i) the number of shares subject to outstanding restricted stock units was proportionately increased and (ii) the exercise prices of outstanding non-qualified stock options were proportionately reduced and the number of shares subject to such options was proportionately increased. There will be no impact to the Company’s stock compensation expense as a result of these adjustments.

Additionally, on December 7, 2012, the Company issued $3,500 in aggregate principal amount of Senior Notes as follows:

•	$1,200 of 0.650% Senior Notes due December 7, 2015. Interest is due semi-annually on June 7 and December 7, with the first payment due on June 7, 2013;

•	$1,100 of 1.125% Senior Notes due December 15, 2017. Interest is due semi-annually on June 15 and December 15, with the first payment due on June 15, 2013; and

•	$1,200 of 1.700% Senior Notes due December 15, 2019. Interest is due semi-annually on June 15 and December 15, with the first payment due on June 15, 2013.

The proceeds from the issuance of these Senior Notes were used primarily to pay the special cash dividend. The balance of approximately $450 will be used for general corporate purposes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share, membership fee data, and warehouse number data).

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company’s public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law. This management discussion should be read in conjunction with the management discussion included in our fiscal 2012 annual report on Form 10-K, previously filed with the SEC.

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

We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth (we report comparable sales as sales in warehouses open for at least one year, including relocations, remodels, and expansions). Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts that they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

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

We also achieve sales growth by opening new warehouses and, to a lesser extent, relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are lessened. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

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

Our operating model is generally the same across our U.S., Canada, and Other International segments (see Part I, Item 1, Note 9 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefits as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business only in the United States and Canada.

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

Historically (prior to the July 2012 acquisition of the 50% noncontrolling interest), our operations in Mexico were through a 50% owned joint venture (Mexico). For the quarter ended November 20, 2011, the financial position and results of Mexico’s operations are fully consolidated and the joint venture partner’s share is included in “net income attributable to noncontrolling interests”. In July 2012, we

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

acquired the remaining 50% interest in Mexico from our joint venture partner, and therefore, have included 100% of Mexico’s operations within “net income attributable to Costco” for the quarter ended November 25, 2012.

Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2013 and 2012 relate to the 12-week fiscal quarters ended November 25, 2012 and November 20, 2011, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Key items for the first quarter of 2013 as compared to the first quarter of 2012 include:

•

Net sales increased 9.6% to $23,204, driven by a 7% increase in comparable sales and sales at the 25 net new warehouses opened since the beginning of the first quarter of fiscal 2012. Net sales were favorably impacted by increases in the price of gasoline and the strengthening of certain foreign currencies against the U.S. dollar;

•	Membership fees increased 14.4% to $511, primarily due to the impact of raising our annual membership fees and new membership sign-ups at warehouses open for more than one year;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased six basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved seven basis points;

•	Net income increased 30% to $416, or $0.95 per diluted share compared to $320, or $0.73 per diluted share in the first quarter of 2012;

•	During the first quarter, our Board of Directors declared a quarterly cash dividend in the amount of $0.275 per share, which was paid subsequent to the end of the first quarter.

•

On November 28, 2012, subsequent to the end of the first quarter, our Board of Directors declared a special cash dividend of $7.00 per share. On December 18, 2012, approximately $3,049 was paid in connection with this dividend. Additionally, on December 7, 2012, subsequent to the end of the first quarter, we issued $3,500 in aggregate principal amount of Senior Notes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

RESULTS OF OPERATIONS

Net Sales

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Net Sales	$23,204	$21,181
Increases in net sales:
U.S.	8.2%	11.6%
International	13.0%	15.0%
Total Company	9.6%	12.5%

Increases in comparable warehouse sales:
U.S.	7%	10%
International	9%	11%
Total Company	7%	10%

Increases in comparable warehouse sales excluding the impact of gasoline price inflation and foreign currencies :
U.S.	6%	6%
International	7%	10%
Total Company	6%	7%

Net Sales

Net sales increased $2,023 or 9.6% during the first quarter of 2013 compared to the first quarter of 2012. These increases were attributable to a 7% increase in comparable warehouse sales and sales at the 25 net new warehouses opened since the beginning of the first quarter of fiscal 2012.

Gasoline price inflation positively impacted net sales by approximately $138 or 65 basis points, which resulted from a 6% increase in the average sales price per gallon during the first quarter of 2013. Changes in foreign currencies relative to the U.S. dollar positvely impacted net sales by approximately $116, or 55 basis points during the first quarter of 2013. This was primarily due to the positive impact of the Canadian dollar of approximately $90.

Comparable Sales

Comparable sales increased 7% during the first quarter of 2013 and were positively impacted by increases in both shopping frequency and the average amount spent by our members. Gasoline price inflation and changes in foreign currencies relative to the U.S. dollar positively impacted comparable sales results during the first quarter of 2013. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Membership fees	$511	$447
Membership fees as a percent of net sales	2.20%	2.11%
Total cardholders (000’s)	68,000	65,000

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

As previously reported, effective November 1, 2011, for new members, and January 1, 2012, for renewal members, we increased our annual membership fee. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee revenues of approximately $28 in the first quarter of 2013 and will continue to have an impact through the first quarter of fiscal 2014.

Membership fees increased 14.4% in the first quarter of 2013. The increase was due to the impact of raising our annual membership fees, new membership sign-ups and higher membership renewal rates at warehouses open for more than one year, and new warehouses opened since the beginning of the first quarter of fiscal 2012. For the first quarter of 2013, our member renewal rates have increased relative to the first quarter of 2012, currently at approximately 89.7% in the U.S. and Canada, and approximately 86.4% on a worldwide basis.

Gross Margin

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Net sales	$23,204	$21,181
Less merchandise costs	20,726	18,931

Gross margin	$2,478	$2,250
Gross margin as a percent of net sales	10.68%	10.62%

Gross margin as a percentage of net sales increased six basis points on a reported basis compared to the first quarter of 2012. Gross margin for core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percent of core merchandise (rather than reported net) sales, decreased one basis point, driven by decreases in fresh foods and softlines in our U.S. operations as a result of our continued investment in merchandise pricing. This decrease was largely offset by increases in core merchandise gross margins in our Canadian and Other International operations. When expressed as a percentage of total net sales, the core merchandise gross margin decreased seven basis points from the prior year, due primarily to the increased sales penetration of lower margin warehouse ancillary and other businesses.

Gross margins in our warehouse ancillary and other businesses increased 14 basis points as a percent of total net sales, primarily due to higher gross margins in our gasoline business. Increased penetration of the Executive Membership 2% reward program and increased spending by Executive Members negatively impacted gross margin by two basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $13 in the first quarter of 2013.

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 25, 2012	November 20, 2011
SG&A expenses	$2,332	$2,144
SG&A expense as a percent of net sales	10.05%	10.12%

SG&A expenses as a percentage of net sales improved seven basis points compared to the first quarter of 2012. Excluding the effect of gasoline price inflation, SG&A expenses improved one basis point This improvement was primarily due to contributions made to an initiative reforming alcohol beverage

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

laws in Washington State in the first quarter of 2012, with no comparable charge in the first quarter of 2013, which resulted in a positive impact of eight basis points. Our warehouse operating costs improved five basis points largely due to the leveraging of our payroll costs as a result of increased sales. These improvements were offset by a higher stock compensation expense negatively impacting our SG&A percentage by four basis points. Higher information technology costs adversely impacted our SG&A percentage by seven basis points, predominately related to the continuing modernization of our information systems and related activities. Changes in foreign currencies relative to the U.S. dollar negatively impacted SG&A expenses by approximately $9 in the first quarter of 2013.

Preopening Expenses

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Preopening expenses	$18	$10

Warehouse openings, including relocations	9	4

Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Interest Expense

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Interest expense	$13	$27

Interest expense in the first quarter of 2013 primarily relates to our $1,100 of 5.5% Senior Notes issued in fiscal 2007 and due March 2017. In the first quarter of 2012 interest expense also included interest related to our $900 of 5.3% Senior Notes, which were paid off in March 2012. Interest expense will increase as a result of the issuance of $3,500 of Senior Notes subsequent to the end of the first quarter of 2013 (see Financing Activities below).

Interest Income and Other, Net

	12 Weeks Ended
	November 25, 2012	November 20, 2011
Interest income	$10	$11
Foreign-currency transaction gains (losses), net	8	23
Earnings of affiliates and other, net	2	3

Interest income and other, net	$20	$37

The decrease in foreign-currency transactions gains and losses, net in the first quarter of 2013 was attributable to a decrease in foreign exchange gains and losses associated with revaluing non-functional currencies, primarily due to lower U.S. dollar cash balances held by Costco Mexico. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

Provision for Income Taxes

	12 weeks Ended
	November 25, 2012	November 20, 2011
Income tax expense	$225	$225
Effective tax rate	34.8%	40.8%

The effective tax rate for the first quarter of fiscal 2012 was adversely impacted by a net discrete expense of $29 relating primarily to the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for contributions to an initiative reforming alcohol beverage laws in Washington State.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table itemizes components of our most liquid assets:

	November 25, 2012	September 2, 2012
Cash and cash equivalents	$3,897	$3,528
Short-term investments .	1,679	1,326

Total	$5,576	$4,854

Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investment balances. Of these balances, approximately $1,249 and $1,161 at November 25, 2012 and September 2, 2012, respectively, represented debit and credit card receivables, primarily related to sales within the last week of our respective fiscal quarter or fiscal year.

Net cash provided by operating activities totaled $1,102 in the first quarter of 2013, compared to $664 in the first quarter of 2012, an increase of $438. This increase was primarily attributable to a decrease in our net investment in merchandise inventories (change in merchandise inventories less changes in accounts payable) of $299 and a $93 increase in net income including noncontrolling interests.

Net cash used in investing activities totaled $855 in the first quarter of 2013 compared to $352 in the first quarter of 2012, an increase of $503. This increase was primarily attributable to a $358 increase in the cash used for the purchases of short-term investments to take advantage of slightly higher interest rates as compared to interest rates on our cash and cash equivalent balances. Additionally, the cash used to fund our property and equipment additions related to our warehouse expansion and remodeling programs increased by $145.

Net cash provided by financing activities totaled $121 in the first quarter of 2013 compared to $67 in the first quarter of 2012, an increase of $54. This increase was primarily attributable to a $127 decrease in the repurchases of common stock partially offset by a $78 decrease in proceeds received from the issuance of long-term debt.

The effect of changes in foreign-exchange rates increased cash and cash equivalents by $1 in the first quarter of 2013, compared to a decrease of $69 in the first quarter of 2012. This was due to the weakening of foreign currencies against the U.S. Dollar at the end of the first quarter of 2012 relative to the prior year-end exchange rates.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as such earnings are deemed by us to be indefinitely reinvested. We believe that our U.S. current asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. the cash and cash equivalents and short-term investments held by these subsidiaries. At November 25, 2012, cash and cash equivalents and short-term investments totaling $2,253 were held by these non-U.S. consolidated subsidiaries.

Dividends

On October 30, 2012, our Board of Directors declared a quarterly cash dividend of $0.275 per share payable to shareholders of record on November 16, 2012. This dividend was paid on November 30, 2012. On November 28, 2012, subsequent to the end of our first quarter, we declared a special cash dividend of $7.00 per share payable to shareholders of record at the close of business on December 10, 2012. This dividend was paid on December 18, 2012 in the amount of $3,049.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,000 during fiscal 2013 for real estate, construction, remodeling, and equipment for warehouses and related operations, and continuing the modernization of our information systems. Through the end of the first quarter of fiscal 2013, we have spent approximately $488. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

We opened nine new warehouses in the first quarter of 2013. Our plans for the remainder of fiscal 2013 are to open up to 21 additional new warehouses.

Bank Credit Facilities

We maintain bank credit facilities for working capital and general corporate purposes. As of November 25, 2012, we had total borrowing capacity within our bank credit facilities of $736, of which $417 was maintained by our international operations. Of the $417 maintained by our international operations, $215 is guaranteed by the Company. In November 2012, we entered into a $250 uncommitted borrowing facility for our U.S. operations, none of which has been drawn upon. There was $12 outstanding short-term borrowings under the bank credit facilities at the end of first quarter of 2013. The Company has letter of credit facilities, for commercial and stand-by letters of credit, totaling $159. The outstanding commitments under these facilities at the end of first quarter of 2013 totaled $118, including $100 million in stand-by letters of credit with expiration dates within one year. All of the bank credit facilities have various expiration dates, all within one year, and generally, we intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding at that time.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data).

Financing Activities

On December 7, 2012, subsequent to the end of the first quarter of 2013, we issued $3,500 in aggregate principal amount of Senior Notes as follows: $1,200 of 0.650% Senior Notes due December 7, 2015; $1,100 of 1.125% Senior Notes due December 15, 2017; and $1,200 of 1.700% Senior Notes due December 15, 2019. The proceeds from the issuance of these Senior Notes were used primarily to pay the special cash dividend of $7.00 per share on our common stock. The balance of approximately $450 will be used for general corporate purposes.

Stock Repurchase Programs

In the first quarter of 2013 and 2012, we repurchased 357,000 and 2,122,000 shares of common stock, at an average price of $96.41 and $81.54, totaling $34 and $173, respectively. The remaining amount available to be purchased under our approved plan was $3,055 at November 25, 2012. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires that we make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2012. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 3—Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign-currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 2, 2012.

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

Item 1A—Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended September 2, 2012. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2013 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
September 3, 2012 – September 30, 2012	—	$—	—	$3,089
October 1, 2012 – October 28, 2012	260,000	96.16	260,000	3,064
October 29, 2012 – November 25, 2012	97,000	97.10	97,000	3,055

Total first quarter	357,000	$96.41	357,000

(1)	Monthly information is presented by reference to our fiscal periods during the first quarter of fiscal 2013.
(2)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.

Item 3—Defaults Upon Senior Securities.

None.

Item 4— Mine Safety Disclosures.

Not applicable.

Item 5—Other Information.

None.

Item 6—Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/99

3.2	Bylaws of the registrant		8-K		8/24/10

4.1	Form of Senior Debt Securities Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of October 26, 2001.		S-3		10/23/01

4.2	First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002		8-K		3/25/02

4.3	Form of 5.500% Senior Notes due March 17, 2017		8-K		2/20/07

4.4	Form of 0.650% Senior Notes due December 7, 2015		8-K		12/3/12

4.5	Form of 1.125% Senior Notes due December 15, 2017		8-K		12/3/12

4.6	Form of 1.700% Senior Notes due December 15, 2019		8-K		12/3/12

10.6.2*	Fiscal 2013 Executive Bonus Plan		8-K		11/01/12

10.6.3*	Executive Employment Agreement between Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 21, 2012 Date	/S/ W. CRAIG JELINEK
W. Craig Jelinek President and Chief Executive Officer

December 21, 2012 Date	/S/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer