Form 10-Q
period 2013-02-17
COSTCO WHOLESALE CORP /NEW
filed 2013-03-20
CIK 909832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 17, 2013

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

The number of shares outstanding of the issuer’s common stock as of March 13, 2013 was 436,371,394

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value and share data)

(unaudited)

	February 17, 2013	September 2, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,413	$3,528
Short-term investments	1,238	1,326
Receivables, net	1,300	1,026
Merchandise inventories	7,582	7,096
Deferred income taxes and other current assets	577	550

Total current assets	15,110	13,526

PROPERTY AND EQUIPMENT
Land	4,236	4,032
Buildings and improvements	11,196	10,879
Equipment and fixtures	4,451	4,261
Construction in progress	436	374

	20,319	19,546
Less accumulated depreciation and amortization	(6,933)	(6,585)

Net property and equipment	13,386	12,961

OTHER ASSETS	593	653

TOTAL ASSETS	$29,089	$27,140

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$64	$0
Accounts payable	7,441	7,303
Accrued salaries and benefits	2,077	1,832
Accrued member rewards	694	661
Accrued sales and other taxes	415	397
Deferred membership fees	1,199	1,101
Other current liabilities	1,155	966

Total current liabilities	13,045	12,260
LONG-TERM DEBT, excluding current portion	4,806	1,381
DEFERRED INCOME TAXES AND OTHER LIABILITIES	955	981

Total liabilities	18,806	14,622

COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 436,336,000 and 432,350,000 shares issued and outstanding	2	2
Additional paid-in capital	4,521	4,369
Accumulated other comprehensive income	111	156
Retained earnings	5,478	7,834

Total Costco stockholders’ equity	10,112	12,361
Noncontrolling interests	171	157

Total equity	10,283	12,518

TOTAL LIABILITIES AND EQUITY	$29,089	$27,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
REVENUE
Net sales	$24,343	$22,508	$47,547	$43,689
Membership fees	528	459	1,039	906

Total revenue	24,871	22,967	48,586	44,595
OPERATING EXPENSES
Merchandise costs	21,766	20,139	42,492	39,070
Selling, general and administrative	2,361	2,178	4,693	4,322
Preopening expenses	6	6	24	16

Operating income	738	644	1,377	1,187
OTHER INCOME (EXPENSE)
Interest expense	(25)	(27)	(38)	(54)
Interest income and other, net	26	10	46	47

INCOME BEFORE INCOME TAXES	739	627	1,385	1,180
Provision for income taxes	185	215	410	440

Net income including noncontrolling interests	554	412	975	740
Net income attributable to noncontrolling interests	(7)	(18)	(12)	(26)

NET INCOME ATTRIBUTABLE TO COSTCO	$547	$394	$963	$714

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.26	$0.91	$2.22	$1.64

Diluted	$1.24	$0.90	$2.19	$1.62

Shares used in calculation (000’s)
Basic	435,975	434,535	434,698	434,374
Diluted	439,812	439,468	439,222	440,036
CASH DIVIDENDS DECLARED PER COMMON SHARE	$7.275	$0.240	$7.550	$0.480

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$554	$412	$975	$740
Foreign-currency translation adjustment and other, net	(65)	132	(43)	(77)

Comprehensive income	489	544	932	663
Less: Comprehensive income attributable to noncontrolling interests	4	49	14	16

COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$485	$495	$918	$647

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	24 Weeks Ended
	February 17, 2013	February 12, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$975	$740
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	430	414
Stock-based compensation	159	134
Excess tax benefits on stock-based awards	(51)	(40)
Other non-cash operating activities, net	(12)	19
Deferred income taxes	33	(7)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(522)	(327)
Increase/(decrease) in accounts payable	237	(75)
Other operating assets and liabilities, net	276	386

Net cash provided by operating activities	1,525	1,244

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,116)	(869)
Maturities of short-term investments	1,073	867
Sales of investments	120	191
Additions to property and equipment	(943)	(632)
Other investing activities, net	11	(9)

Net cash used in investing activities	(855)	(452)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(63)	(77)
Repayments of short-term borrowings	(110)	(117)
Proceeds from short-term borrowings	183	117
Proceeds from issuance of long-term debt	3,496	129
Distribution to noncontrolling interests	(22)	0
Proceeds from exercise of stock options	35	39
Minimum tax withholdings on stock-based awards	(117)	(104)
Excess tax benefits on stock-based awards	51	40
Repurchases of common stock	(36)	(312)
Cash dividend payments	(3,169)	(105)
Other financing activities, net	(13)	(2)

Net cash provided by (used in) financing activities	235	(392)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(20)

Net increase in cash and cash equivalents	885	380
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,528	4,009

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,413	$4,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $8 and $4 interest capitalized in 2013 and 2012, respectively)	$31	$56
Income taxes	$428	$363
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unsettled repurchases of common stock	$0	$6
Decrease in accrued property and equipment	$(12)	$(66)
Property acquired under capital lease	$11	$0
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$29	$1
Cash dividend declared, but not yet paid	$120	$104

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share data)

(unaudited)

Note 1—Summary of Significant Policies

Description of Business

Costco Wholesale Corporation and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 17, 2013, Costco operated 622 warehouses worldwide: 448 United States (U.S.) locations (in 41 U.S. states, Washington, D.C., and Puerto Rico), 85 Canadian locations, 32 Mexico locations, 23 United Kingdom (U.K.) locations, 13 Japan locations, 9 Taiwan locations, 9 Korea locations, and 3 Australia locations. The Company also operates online businesses at costco.com in the U.S, costco.ca in Canada, and costco.co.uk in the U.K.

Basis of Presentation

The consolidated financial statements include the accounts of Costco Wholesale Corporation, a Washington corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments, or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. In July 2012, Costco purchased its former joint venture partner’s 50% equity interest in Costco Mexico. The Company’s net income excludes income attributable to noncontrolling interests in its operations in Mexico prior to the July 2012 acquisition of the 50% noncontrolling interest, Taiwan, and Korea. After the acquisition date, 100% of Mexico’s operations are included in “net income attributable to Costco.” Unless otherwise noted, references to net income relate to net income attributable to Costco.

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

Fiscal Year End

The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2013 and 2012 relate to the twelve week fiscal quarters ended February 17, 2013, and February 12, 2012, respectively. References to the first half of 2013 and 2012 relate to the twenty-four weeks ended February 17, 2013, and February 12, 2012, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of con-

Note 1—Summary of Significant Policies (Continued)

tingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Due to overall deflationary trends in the second quarter and first half of 2013, a benefit of $9 and $11 was recorded to merchandise costs, respectively, to reduce the cumulative LIFO valuation on merchandise inventories. Due to overall net inflationary trends, a charge to merchandise costs of $3 was recorded in the second quarter and first half of 2012. At February 17, 2013, and September 2, 2012, the cumulative impact of the LIFO valuation on merchandise inventories was $97 and $108, respectively.

Derivatives

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company manages these fluctuations, in part, through the use of forward foreign-exchange contracts,

Note 1—Summary of Significant Policies (Continued)

seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $275 and $284 at February 17, 2013 and September 2, 2012, respectively.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 12, 2013, and September 2, 2012.

The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of open, unsettled forward foreign-exchange contracts were immaterial in the second quarter and the first half of 2013 and 2012.

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

Foreign Currency

The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from all settlements of forward foreign-exchange contracts. These items resulted in a net gain of $6 and $15 in the second quarter and first half of 2013, respectively, as compared to a net gain of $3 and $23 in the second quarter and first half of 2012, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance that eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013.

Note 1—Summary of Significant Policies (Continued)

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013. Adoption of this guidance had no impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued guidance to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2014. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 2—Investments

The Company’s major categories of investments have not changed from the annual reporting period ended September 2, 2012. The Company’s investments at February 17, 2013, and September 2, 2012, were as follows:

February 17, 2013:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$667	$4	$671
Corporate notes and bonds	10	0	10
Asset and mortgage-backed securities	6	0	6

Total available-for-sale	683	4	687
Held-to-maturity:
Certificates of deposit	551		551

Total short-term investments	$1,234	$4	$1,238

September 2, 2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$776	$6	$782
Corporate notes and bonds	54	0	54
FDIC-insured corporate bonds	35	0	35
Asset and mortgage-backed securities	8	0	8

Total available-for-sale	873	6	879
Held-to-maturity:
Certificates of deposit	447		447

Total short-term investments	$1,320	$6	$1,326

Note 2—Investments (Continued)

As of February 17, 2013, and September 2, 2012, the Company’s available-for-sale securities that were in continuous unrealized-loss positions were not material. Gross unrealized gains and losses on cash equivalents were not material at February 17, 2013, and September 2, 2012.

The proceeds from sales of available-for-sale securities during the second quarter and the first half of 2013 and 2012 are provided in the following table:

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Proceeds	$59	$96	$120	$191

Gross realized gains or losses from sales of available-for-sale securities during the second quarter and the first half of 2013 and 2012 were not material.

The maturities of available-for-sale and held-to-maturity securities at February 17, 2013, were as follows:

	Available-For-Sale		Held-To- Maturity
	Cost Basis	Fair Value
Due in one year or less	$425	$425	$551
Due after one year through five years	255	260	0
Due after five years	3	2	0

	$683	$687	$551

Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present information as of February 17, 2013, and September 2, 2012, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value. As of February 17, 2013, the Company did not hold any Level 3 financial assets and liabilities that are measured at fair value on a recurring basis. As of September 2, 2012, the Company’s holdings of Level 3 financial assets and liabilities were immaterial.

February 17, 2013:	Level 1	Level 2
Money market mutual funds (1)	$87	$0
Investment in U.S. government and agency securities (2)	0	686
Investment in corporate notes and bonds	0	10
Investment in asset and mortgage-backed securities	0	6
Forward foreign exchange contracts, in asset position (3)	0	5
Forward foreign exchange contracts, in (liability) position (3)	0	(1)

Total	$87	$706

September 2, 2012:	Level 1	Level 2
Money market mutual funds (1)	$77	$0
Investment in U.S. government and agency securities (2)	0	794
Investment in corporate notes and bonds	0	54
Investment in FDIC-insured corporate bonds	0	35
Investment in asset and mortgage-backed securities	0	8
Forward foreign exchange contracts, in asset position (3)	0	1
Forward foreign exchange contracts, in (liability) position (3)	0	(3)

Total	$77	$889

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)

On February 17, 2013, $15 and $671 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. On September 2, 2012, $12 and $782 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.

(3)

The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

There were no financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the second quarter and first half of 2013, and they were immaterial during the second quarter and first half of 2012. There were no transfers in or out of Level 1, 2, or 3 during the second quarter and first half of 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the second quarter and first half of 2013 and 2012.

Note 3—Fair Value Measurement (Continued)

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets and liabilities during the second quarter and first half of 2013. In the second quarter and first half of 2012, these adjustments were immaterial.

Note 4—Debt

The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	February 17, 2013		September 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,098	$1,291	$1,097	$1,325
0.65% Senior Notes due December 2015	1,199	1,204	0	0
1.125% Senior Notes due December 2017	1,100	1,100	0	0
1.7% Senior Notes due December 2019	1,197	1,191	0	0
Other long-term debt	213	224	285	338

Total long-term debt	4,807	5,010	1,382	1,663
Less current portion	1	1	1	1

Long-term debt, excluding current portion	$4,806	$5,009	$1,381	$1,662

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

On December 7, 2012, the Company issued $3,500 in aggregate principal amount of Senior Notes as follows:

•	$1,200 of 0.65% Senior Notes due December 7, 2015. Interest is due semi-annually on June 7 and December 7, with the first payment due on June 7, 2013;

•	$1,100 of 1.125% Senior Notes due December 15, 2017. Interest is due semi-annually on June 15 and December 15, with the first payment due on June 15, 2013; and

•	$1,200 of 1.7% Senior Notes due December 15, 2019. Interest is due semi-annually on June 15 and December 15, with the first payment due on June 15, 2013.

Note 5—Equity and Comprehensive Income

Dividends

The Company’s current quarterly dividend rate is $0.275 per share, compared to $0.24 per share in the second quarter of 2012. On November 28, 2012, the Board of Directors declared a special cash dividend on Costco common stock of $7.00 per share, which was paid on December 18, 2012, to shareholders of record as of the close of business on December 10, 2012. The aggregate payment was approximately $3,049.

Stock Repurchase Programs

There was no stock repurchase activity in the second quarter of 2013. In the second quarter of 2012, we repurchased 1,759,000 shares, at an average price of $82.20, totaling $145. In the first half of 2013 and 2012, we repurchased 357,000 shares and 3,881,000 shares, at an average price of $96.41 and $81.84, for a total expenditure of $34 and $318, respectively. The remaining amount available to be purchased under our approved plan was $3,055 at February 17, 2013. These amounts differ from the

Note 5—Equity and Comprehensive Income (Continued)

stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of the quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Components of Equity and Comprehensive Income

The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but not a total ownership interest:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 2, 2012	$12,361	$157	$12,518
Comprehensive income:
Net income	963	12	975
Foreign-currency translation adjustment and other, net	(45)	2	(43)

Comprehensive income	918	14	932
Stock-based compensation	159	0	159
Stock options exercised, including tax effects	51	0	51
Release of vested restricted stock units (RSUs), including tax effects	(83)	0	(83)
Conversion of convertible notes	29	0	29
Repurchases of common stock	(34)	0	(34)
Cash dividends declared	(3,289)	0	(3,289)

Equity at February 17, 2013	$10,112	$171	$10,283

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2011	$12,002	$571	$12,573
Comprehensive income:
Net income	714	26	740
Foreign-currency translation adjustment and other, net	(67)	(10)	(77)

Comprehensive income	647	16	663
Stock-based compensation	134	0	134
Stock options exercised, including tax effects	49	0	49
Release of vested RSUs, including tax effects	(74)	0	(74)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(318)	0	(318)
Cash dividends declared	(209)	0	(209)

Equity at February 12, 2012	$12,232	$587	$12,819

Note 6—Stock-Based Compensation Plans

In the second quarter of fiscal 2012, the Fifth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Sixth Restated 2002 Stock Incentive Plan (Sixth Plan). The Sixth Plan initially authorized the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares authorized under the previous plan. Each RSU issued is counted as 1.75 shares toward the limit of shares available. The Company issues new shares

Note 6—Stock-Based Compensation Plans (Continued)

of common stock upon exercise of stock options and vesting of RSUs. RSUs are settled in shares and delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.

As required by the Company’s Sixth Plan, in conjunction with the special cash dividend discussed in Note 5, adjustments were made to awards outstanding on the dividend record date to preserve their value following the special cash dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased; and (ii) the exercise prices of outstanding stock options were reduced and the number of shares subject to such options was increased. The number of outstanding stock options and RSUs was increased by multiplying the number of outstanding shares by a factor of 1.0763, representing the ratio of the NASDAQ closing price of $105.95 on December 5, 2012, which was the last trading day immediately prior to the ex-dividend date, to the NASDAQ opening price of $98.44 on the ex-dividend date, December 6, 2012. The exercise prices of stock options were reduced by multiplying the prices by a factor of 0.9291, representing the ratio of the NASDAQ opening price on the ex-dividend date to the NASDAQ closing price on December 5. Approximately 2,905,000 stock options were adjusted, and approximately 9,676,000 RSUs were adjusted. These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding awards immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. As further required by the Sixth Plan, the maximum number of shares issuable under the Sixth Plan was proportionally adjusted based on the 1.0763 ratio described above. This resulted in an additional 778,000 shares available to be granted.

Summary of Stock Option Activity

All outstanding stock options were fully vested and exercisable as of February 17, 2013 and September 2, 2012. The following table summarizes stock option transactions during the first half of 2013:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 2, 2012	3,161	$40.90
Exercised	(1,008)	35.75
Special cash dividend	221	N/A

Outstanding at February 17, 2013	2,374	$39.27	1.84	$149

(1)	The difference between the exercise price and market value of common stock at February 17, 2013.

The tax benefits realized, derived from the compensation deductions resulting from option exercises, and intrinsic value related to total stock options exercised during the first half of 2013 and 2012 are provided in the following table:

	24 Weeks Ended
	February 17, 2013	February 12, 2012
Actual tax benefit realized for stock options exercised	$23	$15
Intrinsic value of stock options exercised (1)	$64	$42

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Restricted Stock Unit Activity

At February 17, 2013, 11,059,000 shares were available to be granted as RSUs under the Sixth Plan.

The following awards were outstanding at the end of the first half of 2013:

•	9,539,000 time-based RSUs that vest upon continued employment over specified periods of time;

•

408,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•

350,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of specified performance targets for fiscal 2013, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the performance targets will be achieved.

The following table summarizes RSU transactions during the first half of 2013:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 2, 2012	9,260	$66.14
Granted	4,192	90.99
Vested and delivered	(3,759)	67.34
Forfeited	(128)	74.05
Special cash dividend	732	N/A

Non-vested at February 17, 2013	10,297	$73.26

The remaining unrecognized compensation cost related to non-vested RSUs at Februray 17, 2013, was $638 and the weighted-average period of time over which this cost will be recognized is 1.85 years.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Total stock-based compensation expense before income taxes	$66	$58	$159	$134
Less recognized income tax benefit	(22)	(19)	(53)	(44)

Total stock-based compensation expense, net of income taxes	$44	$39	$106	$90

Note 7—Income Taxes

The Company’s reported effective income tax rates for the twelve and twenty-four weeks ended February 17, 2013, were 25.1% and 29.6%, respectively, compared to 34.2% and 37.3% for the twelve and twenty-four weeks ended February 12, 2012, respectively, in the accompanying condensed con-

Note 7—Income Taxes (Continued)

solidated statements of income, which includes the net impact of discrete tax items. The Company’s current year effective tax rate was favorably impacted by discrete tax benefits of $72, primarily due to a $62 tax benefit in connection with the special cash dividend of $7 per share paid by the Company to employees, who through the Company’s 401(k) Retirement Plan, owned 22,600,000 shares of Company stock, through an Employee Stock Ownership Plan. Dividends paid on these shares are deductible for U.S. income tax purposes.

The Company’s effective tax rate for the first half of 2012 was adversely impacted by a net discrete expense of $26 relating primarily to the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contributions to an initiative reforming alcohol beverage laws in Washington State.

Note 8—Net Income Per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Net income available to common stockholders used in basic and diluted net income per common share	$547	$394	$963	$714

Weighted average number of common shares used in basic net income per common share	435,975	434,535	434,698	434,374
RSUs and stock options	3,775	4,094	4,086	4,801
Conversion of convertible notes	62	839	438	861

Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	439,812	439,468	439,222	440,036

Anti-dilutive RSUs	0	6	0	4

Note 9—Commitments and Contingencies

Legal Proceedings

The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, the Company has not recorded an accrual with respect to any matter described below. In each case, there is a reasonable possibility that a loss may be incurred. The possible loss or range of loss cannot in our view, however, be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.

Note 9—Commitments and Contingencies (Continued)

The Company is a defendant in the following matters, among others:

A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. Currently the class is believed to be approximately 1,250 people. A trial has been set for January 2014.

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

Note 9—Commitments and Contingencies (Continued)

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

Note 10—Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, the United Kingdom, Japan, Australia, and through majority-owned subsidiaries in Taiwan and Korea. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 2, 2012, and Note 1 above. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company’s Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company’s U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 17, 2013
Total revenue	$17,794	$4,002	$3,075	$24,871
Operating income	453	156	129	738
Depreciation and amortization	160	28	29	217
Additions to property and equipment	205	37	213	455
Twelve Weeks Ended February 12, 2012
Total revenue	$16,611	$3,562	$2,794	$22,967
Operating income	373	144	127	644
Depreciation and amortization	156	28	25	209
Additions to property and equipment	207	33	49	289
Twenty-Four Weeks Ended February 17, 2013
Total revenue	$34,712	$7,891	$5,983	$48,586
Operating income	796	332	249	1,377
Depreciation and amortization	315	56	59	430
Additions to property and equipment	510	92	341	943
Net property and equipment	9,422	1,665	2,299	13,386
Total assets	20,105	4,301	4,683	29,089
Twenty-Four Weeks Ended February 12, 2012
Total revenue	$32,225	$7,003	$5,367	$44,595
Operating income	690	279	218	1,187
Depreciation and amortization	310	54	50	414
Additions to property and equipment	432	87	113	632
Net property and equipment	8,958	1,618	1,943	12,519
Total assets	19,110	3,832	4,569	27,511
Year Ended September 2, 2012
Total revenue	$71,776	$15,717	$11,644	$99,137
Operating income	1,632	668	459	2,759
Depreciation and amortization	667	117	124	908
Additions to property and equipment	1,012	170	298	1,480
Net property and equipment	9,236	1,664	2,061	12,961
Total assets	18,401	4,237	4,502	27,140

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

We also achieve sales growth by opening new warehouses and, to a much lesser extent, relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are lessened. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.

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

Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Part I, Item 1, Note 10 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business only in the United States and Canada.

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

Historically (prior to the July 2012 acquisition of the 50% noncontrolling interest), our operations in Mexico were through a 50% owned joint venture (Mexico). For the twelve and twenty-four weeks ended Februay 12, 2012, the financial position and results of Mexico’s operations are fully consolidated

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

and the joint venture partner’s share is included in “net income attributable to noncontrolling interests”. In July 2012, we acquired the remaining 50% interest in Mexico from our joint venture partner, and therefore, have included 100% of Mexico’s operations within “net income attributable to Costco” for the twelve and twenty-four weeks ended February 17, 2013.

Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2013 and 2012 relate to the twelve-week fiscal quarters ended February 17, 2013, and February 12, 2012, respectively. References to the first half of 2013 and 2012 relate to the twenty-four weeks ended February 17, 2013, and February 12, 2012, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Key items for the second quarter of 2013 as compared to the second quarter of 2012 include:

•

Net sales increased 8% to $24,343, driven by a 5% increase in comparable sales and sales at the 24 net new warehouses opened since the end of the second quarter of fiscal 2012. Net sales were favorably impacted by the strengthening of certain foreign currencies against the U.S dollar;

•

Membership fees increased 15% to $528, primarily due to the impact of raising our annual membership fees, and new membership sign-ups and higher membership renewal rates at warehouses open for more than one year;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased six basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased two basis points;

•

Net income increased 39% to $547, or $1.24 per diluted share, compared to $394, or $0.90 per diluted share. The current quarter results were positively impacted by a $62 tax benefit, or $0.14 per diluted share, in connection with the special cash dividend paid by the Company in December 2012 to the Company 401(k) Plan participants;

•

On November 28, 2012, our Board of Directors declared a special cash dividend of $7.00 per share. On December 18, 2012, approximately $3,049 was paid in connection with this dividend. Additionally, on December 7, 2012, we issued $3,500 in aggregate principal amount of Senior Notes; and

•	On January 24, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.275 per share, which was paid subsequent to the end of the second quarter.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

RESULTS OF OPERATIONS

Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Net sales	$24,343	$22,508	$47,547	$43,689
Increases in net sales:
U.S.	7%	9%	8%	10%
International	11%	13%	12%	14%

Total Company	8%	10%	9%	11%

Increases in comparable warehouse sales:
U.S.	5%	8%	6%	9%
International	6%	8%	7%	9%

Total Company	5%	8%	6%	9%

Increases in comparable warehouse sales excluding the impact of gasoline price inflation and foreign currencies:
U.S.	5%	7%	6%	7%
International	4%	10%	5%	10%

Total Company	5%	7%	5%	7%

Net Sales

Net sales increased $1,835 or 8%, and $3,858 or 9% in the second quarter and first half of 2013, respectively. These increases were attributable to an increase in comparable warehouse sales and sales at the 24 net new warehouses opened since the end of the second quarter of fiscal 2012.

Changes in foreign currencies relative to the U.S. dollar positively impacted net sales during the second quarter and first half of 2013 by approximately $131, or 58 basis points, and $248, or 57 basis points, respectively. The positive impact in the second quarter and first half of 2013 was primarily due to the exchange rate of the Canadian dollar. Gasoline price inflation positively impacted net sales by approximately $146, or 33 basis points, during the first half of 2013, due to a 3% increase in the average sales price per gallon.

Comparable Sales

Comparable sales increased 5% and 6% in the second quarter and first half of 2013, respectively, and were positively impacted by increases in both shopping frequency and the average amount spent by our members. Changes in foreign currencies relative to the U.S. dollar during the second quarter and first half of 2013 as well as gasoline price inflation in the first half of 2013 positively impacted comparable sales results. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations) primarily in our Other International segment due to increased warehouse openings in Asia.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Membership fees	$528	$459	$1,039	$906
Membership fees as a percent of net sales	2.17%	2.04%	2.18%	2.07%
Total cardholders (000’s)	69,100	65,700	69,100	65,700

Membership fee revenue increased 15% in both the second quarter and first half of 2013. These increases were due to the impact of raising our annual membership fees, new membership sign-ups and higher membership renewal rates at warehouses open for more than one year, and new warehouses opened since the end of the second quarter of fiscal 2012. For the second quarter of 2013, our member renewal rates have increased slightly relative to the second quarter of 2012, currently at approximately 89.8% in the U.S. and Canada, and approximately 86.5% on a worldwide basis.

As previously reported, we increased our annual membership fee in the U.S. and Canada effective November 1, 2011, for new members, and January 1, 2012, for renewal members. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee revenues of approximately $35 and $65 in the second quarter and first half of 2013, respectively, and will continue to have a significant impact through the fourth quarter of fiscal 2013.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Net sales	$24,343	$22,508	$47,547	$43,689
Less merchandise costs	21,766	20,139	42,492	39,070

Gross margin	$2,577	$2,369	$5,055	$4,619
Gross margin as a percent of net sales	10.59%	10.53%	10.63%	10.57%

Gross margin as a percentage of net sales increased six basis points compared to the second quarter of 2012. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods) when expressed as a percentage of net sales was unchanged over the prior year. Gross margin for core merchandise categories, when expressed as a percent of core merchandise (rather than net) sales, increased eight basis points. This was primarily due to increases in hardlines and softlines partially offset by a decrease in fresh foods. The gross margin comparison was positively impacted by five basis points due to a $9 LIFO benefit in the second quarter 2013 compared to a charge of $3 in the prior year. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by one basis point, due to increased spending by Executive Members. Warehouse ancillary and other business gross margin increased by two basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by $13 in the second quarter of 2013.

Gross margin on a geographic segment basis, when expressed as a percentage of the segments own sales (gross margin percentage), increased in our U.S. operations as compared to the second quarter of 2012 due to the LIFO benefit discussed above and improvements in hardlines and softlines. The gross margin percentage in our Canadian operations decreased due to our continued investment in merchandise pricing, primarily in fresh foods. The gross margin percentage in our Other International operations was unchanged.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

Gross margin as a percentage of net sales increased six basis points compared to the first half of 2012. Our core merchandise categories gross margin when expressed as a percentage of net sales decreased four basis points, due to decreases in food and sundries and fresh foods margins. Gross margin for core merchandise categories when expressed as a percent of core merchandise (rather than net) sales, increased three basis points for the first half of 2013. This was primarily due to an increase in hardlines partially offset by a decrease in fresh foods. The gross margin comparison was positively impacted by three basis points due to an $11 LIFO benefit in the first half of 2013 compared to a charge of $3 in the prior year. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by one basis point due to increased spending by Executive Members. Warehouse ancillary and other businesses gross margin increased eight basis points in the first half of 2013. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $26 in the first half of 2013.

The gross margin percentage in our U.S. operations increased as compared to the first half of 2012 due to the LIFO benefit discussed above. The gross margin percentage in our Canadian operations increased in our warehouse ancillary and other businesses. The gross margin percentage in our Other International operations increased, primarily in our food and sundries category.

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
SG&A expenses	$2,361	$2,178	$4,693	$4,322
SG&A expense as a percent of net sales	9.70%	9.68%	9.87%	9.89%

SG&A expenses as a percentage of net sales increased two basis points compared to the second quarter of 2012. Our warehouse operating costs as a percentage of net sales remained unchanged from the prior year. Leveraging of payroll costs as a result of increased net sales was offset by increases in employee benefits, predominately healthcare and workers’ compensation expenses. Additionally, higher stock compensation expense increased our SG&A percentage by two basis points. Changes in foreign currencies relative to the U.S. dollar increased our SG&A expenses by approximately $9 in the second quarter of 2013.

SG&A expenses as a percentage of net sales decreased two basis points compared to the first half of 2012. This improvement was partially due to contributions made to an initiative reforming alcohol beverage laws in Washington State in the first quarter of 2012, with no comparable charge in 2013, which resulted in a positive impact of four basis points. In addition, our warehouse operating costs improved four basis points largely due to leveraging of our payroll costs as a result of increased net sales which was partially offset by increased workers’ compensation expense. The overall warehouse operating cost improvements were offset by higher stock compensation expense and higher central operating costs, predominately related to the continuing modernization of our information systems and related activities, which increased our SG&A percentage by three basis points each. Changes in foreign currencies relative to the U.S. dollar increased our SG&A expenses by approximately $19 in the first half of 2013.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Preopening expenses	$6	$6	$24	$16
Warehouse openings, including relocations	5	2	14	6

Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Interest expense	$25	$27	$38	$54

Interest expense in the second quarter and first half of 2013 primarily relates to our $1,100 of 5.5% Senior Notes issued in fiscal 2007, and our $3,500 of Senior Notes issued in December 2012. In the second quarter and first half of 2012 interest expense also included interest related to our $900 of 5.3% Senior Notes issued in fiscal 2007, which were paid off in March 2012.

Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Interest income	$10	$11	$20	$22
Foreign-currency transactions gains (losses), net	13	(3)	21	20
Other, net	3	2	5	5

Interest income and other, net	$26	$10	$46	$47

The increase in foreign-currency transactions gains and losses, net in the second quarter was attributable to favorable mark-to-market adjustments related to forward foreign exchange contracts entered into by our foreign subsidiaries as the U.S. dollar strengthened during the second quarter 2013 compared to a weaker U.S. dollar during the same period in the prior year. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 17, 2013	February 12, 2012	February 17, 2013	February 12, 2012
Provision for income taxes	$185	$215	$410	$440
Effective tax rate	25.1%	34.2%	29.6%	37.3%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

Our current year consolidated effective tax rate was favorably impacted by discrete tax benefits of $72, primarily due to a $62 tax benefit in connection with the special cash dividend paid by the Company to employees, who through the Company’s 401(k) Retirement Plan, own Company stock in an Employee Stock Ownership Plan. Dividends paid on these shares are deductible for U.S. income tax purposes.

Our effective tax rate for the first half of 2012 was adversely impacted by a net discrete expense of $26 relating primarily to the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for our contributions to an initiative reforming alcohol beverage laws in Washington State.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table itemizes components of our most liquid assets:

	February 17, 2013	September 2, 2012
Cash and cash equivalents	$4,413	$3,528
Short-term investments	1,238	1,326

Total	$5,651	$4,854

Our primary sources of liquidity are cash flows generated from warehouse operations, cash, cash equivalents, and short-term investment balances. Of these balances, approximately $1,148 and $1,161 at February 17, 2013, and September 2, 2012, respectively, represented debit and credit card receivables, primarily related to sales within the last week of our respective fiscal quarter or fiscal year.

Net cash provided by operating activities totaled $1,525 in the first half of 2013, compared to $1,244 in the first half of 2012, an increase of $281. This increase was primarily attributable to a $235 increase in net income including noncontrolling interests and a $117 decrease in cash used for our net investment in merchandise inventories. These increases in operating cash flow were partially offset by a $110 decrease in the change in our other current operating assets and liabilities.

Net cash used in investing activities totaled $855 in the first half of 2013 compared to $452 in the first half of 2012, an increase of $403. This increase was primarily attributable to a $311 increase in the cash used to fund warehouse expansion and remodeling programs.

Net cash provided by financing activities totaled $235 in the first half of 2013 compared to net cash used of $392 in the first half of 2012, an increase of $627. This increase was primarily attributable to net proceeds of $3,496 from the issuance of $3,500 in aggregate principal amount of Senior Notes partially offset by cash dividend payments of $3,169. Additionally, there was a $276 decrease in cash used for common stock repurchases.

We believe that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. We believe that our U.S. current asset position is sufficient to meet our U.S. liquidity requirements and we have no current plans to repatriate the cash, cash equivalents, and short-term investments held by these subsidiaries for use in the U.S. At February 17, 2013, cash, cash equivalents, and short-term investments totaling $2,013 were held by these non-U.S. consolidated subsidiaries.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

Dividends

On November 28, 2012, our Board of Directors declared a special cash dividend of $7.00 per share payable to shareholders of record at the close of business on December 10, 2012. This dividend was paid on December 18, 2012 in the amount of $3,049. On January 24, 2013, we declared a quarterly cash dividend of $0.275 per share payable to shareholders of record on February 8, 2013. This dividend was paid on February 22, 2013.

Expansion Plans

Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,000 during fiscal 2013 for real estate, construction, remodeling, and equipment for warehouses and related operations, and continuing the modernization of our information systems. Through the first half of fiscal 2013, we have spent approximately $943. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash, cash equivalents, and short-term investments.

We opened 14 new warehouses in the first half of 2013. Our plans for the remainder of fiscal 2013 are to open up to 14 additional new warehouses.

Bank Credit Facilities

We maintain bank credit facilities for working capital and general corporate purposes. As of February 17, 2013, we had total borrowing capacity within these facilities of $714, of which $395 was maintained by our international operations. Of the $395 maintained by our international operations, $196 is guaranteed by the Company. There was $64 of outstanding short-term borrowings under the bank credit facilities at the end of second quarter of 2013. The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $153. The outstanding commitments under these facilities at the end of second quarter of 2013 was $111, including $94 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and generally, we intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding at that time.

Financing Activities

On December 7, 2012, we issued $3,500 in aggregate principal amount of Senior Notes as follows: $1,200 of 0.65% Senior Notes due December 7, 2015; $1,100 of 1.125% Senior Notes due December 15, 2017; and $1,200 of 1.7% Senior Notes due December 15, 2019. The proceeds from the issuance of these Senior Notes were used primarily to pay the special cash dividend on our common stock. The balance of approximately $450 will be used for general corporate purposes.

Contractual Obligations

Other than the issuance of the Senior Notes described above, as of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (dollars in millions, except per share, membership fee data, and warehouse number data)

Stock Repurchase Programs

There was no stock repurchase activity under our stock repurchase program in the second quarter of 2013. In the second quarter of 2012, we repurchased 1,759,000 shares, at an average price of $82.20, totaling $145. In the first half of 2013 and 2012, we repurchased 357,000 shares and 3,881,000 shares, at an average price of $96.41 and $81.84, for a total expenditure of $34 and $318, respectively. The remaining amount available to be purchased under our approved plan was $3,055 at February 17, 2013. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires that we make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2012. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See discussion of Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A—Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended September  2, 2012. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

There was no stock repurchase activity in the second quarter of fiscal 2013. Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.

Item 3—Defaults Upon Senior Securities

None.

Item 4— Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

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

COSTCO WHOLESALE CORPORATION (Registrant)

March 20, 2013	/s/ W. CRAIG JELINEK
Date	W. Craig Jelinek President and Chief Executive Officer

March 20, 2013	/s/ RICHARD A. GALANTI
Date	Richard A. Galanti Executive Vice President and Chief Financial Officer