Form 10-Q
period 2013-05-12
COSTCO WHOLESALE CORP /NEW
filed 2013-06-11
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 12, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES  ☐    NO  ☒
The number of shares outstanding of the issuer’s common stock as of June 4, 2013 was 436,684,233

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 12, 2013	September 2, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,448	$3,528
Short-term investments	1,062	1,326
Receivables, net	1,134	1,026
Merchandise inventories	7,635	7,096
Deferred income taxes and other current assets	584	550
Total current assets	15,863	13,526
PROPERTY AND EQUIPMENT
Land	4,343	4,032
Buildings and improvements	11,377	10,879
Equipment and fixtures	4,517	4,261
Construction in progress	400	374
	20,637	19,546
Less accumulated depreciation and amortization	(7,091)	(6,585)
Net property and equipment	13,546	12,961
OTHER ASSETS	597	653
TOTAL ASSETS	$30,006	$27,140
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	7,788	7,303
Accrued salaries and benefits	1,911	1,832
Accrued member rewards	714	661
Accrued sales and other taxes	432	397
Deferred membership fees	1,212	1,101
Other current liabilities	1,452	966
Total current liabilities	13,509	12,260
LONG-TERM DEBT, excluding current portion	4,887	1,381
DEFERRED INCOME TAXES AND OTHER LIABILITIES	963	981
Total liabilities	19,359	14,622
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 436,682,983 and 432,350,000 shares issued and outstanding	2	2
Additional paid-in capital	4,587	4,369
Accumulated other comprehensive income	81	156
Retained earnings	5,802	7,834
Total Costco stockholders’ equity	10,472	12,361
Noncontrolling interests	175	157
Total equity	10,647	12,518
TOTAL LIABILITIES AND EQUITY	$30,006	$27,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
REVENUE
Net sales	$23,552	$21,849	$71,099	$65,538
Membership fees	531	475	1,570	1,381
Total revenue	24,083	22,324	72,669	66,919
OPERATING EXPENSES
Merchandise costs	21,038	19,543	63,530	58,613
Selling, general and administrative	2,313	2,152	7,006	6,474
Preopening expenses	10	6	34	22
Operating income	722	623	2,099	1,810
OTHER INCOME (EXPENSE)
Interest expense	(25)	(19)	(63)	(73)
Interest income and other, net	15	18	61	65
INCOME BEFORE INCOME TAXES	712	622	2,097	1,802
Provision for income taxes	248	217	658	657
Net income including noncontrolling interests	464	405	1,439	1,145
Net income attributable to noncontrolling interests	(5)	(19)	(17)	(45)
NET INCOME ATTRIBUTABLE TO COSTCO	$459	$386	$1,422	$1,100
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.05	$0.89	$3.27	$2.53
Diluted	$1.04	$0.88	$3.23	$2.50
Shares used in calculation (000’s)
Basic	436,488	433,791	435,293	434,180
Diluted	440,780	439,166	439,738	439,748
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.00	$7.86	$0.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$464	$405	$1,439	$1,145
Foreign-currency translation adjustment and other, net	(31)	5	(74)	(72)
Comprehensive income	433	410	1,365	1,073
Less: Comprehensive income attributable to noncontrolling interests	4	11	18	27
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$429	$399	$1,347	$1,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 12, 2013	May 6, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,439	$1,145
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	651	616
Stock-based compensation	210	179
Excess tax benefits on stock-based awards	(58)	(50)
Other non-cash operating activities, net	(7)	31
Deferred income taxes	15	(7)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(595)	(434)
Increase in accounts payable	638	394
Other operating assets and liabilities, net	581	453
Net cash provided by operating activities	2,874	2,327
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,637)	(1,324)
Maturities of short-term investments	1,689	1,414
Sales of investments	201	303
Additions to property and equipment	(1,379)	(900)
Other investing activities, net	10	(10)
Net cash used in investing activities	(1,116)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(81)	412
Repayments of short-term borrowings	(230)	(114)
Proceeds from short-term borrowings	293	114
Proceeds from issuance of long-term debt	3,610	127
Repayments of long-term debt	0	(900)
Distribution to noncontrolling interests	(22)	0
Proceeds from exercise of stock options	47	71
Minimum tax withholdings on stock-based awards	(120)	(107)
Excess tax benefits on stock-based awards	58	50
Repurchases of common stock	(36)	(452)
Cash dividend payments	(3,289)	(209)
Other financing activities, net	(14)	(3)
Net cash provided by (used in) financing activities	216	(1,011)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(54)	(17)
Net increase in cash and cash equivalents	1,920	782
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,528	4,009
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,448	$4,791
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $10 and $6 interest capitalized in 2013 and 2012, respectively)	$64	$111
Income taxes	$491	$495
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unsettled repurchases of common stock	$0	$13
Property acquired under capital lease	$11	$0
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$30	$1
Cash dividend declared, but not yet paid	$135	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data)
(unaudited)
Note 1—Summary of Significant Policies
Description of Business
Costco Wholesale Corporation and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 12, 2013, Costco operated 627 warehouses worldwide: 449 United States (U.S.) locations (in 41 U.S. states, Washington, D.C., and Puerto Rico), 85 Canada locations, 33 Mexico locations, 24 United Kingdom (U.K.) locations, 15 Japan locations, 9 Taiwan locations, 9 Korea locations, and 3 Australia locations. The Company also operates online businesses at costco.com in the U.S., costco.ca in Canada, and costco.co.uk in the U.K.
Basis of Presentation
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U. S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 2, 2012.
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2013 and 2012 relate to the twelve-week fiscal quarters ended May 12, 2013, and May 6, 2012, respectively. References to the first thirty-six weeks of 2013 and 2012 relate to the thirty-six weeks ended May 12, 2013, and May 6, 2012, respectively.
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

Note 1—Summary of Significant Policies (Continued)

Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, approximate fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt, respectively.
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
Due to overall deflationary trends in the third quarter and first thirty-six weeks of 2013, benefits of $8 and $19 were recorded to merchandise costs, respectively, to reduce the cumulative LIFO valuation on merchandise inventories. Due to overall net inflationary trends, charges to merchandise costs of $6 and $9 were recorded in the third quarter and first thirty-six weeks of 2012, respectively. At May 12, 2013, and September 2, 2012, the cumulative impact of the LIFO valuation on merchandise inventories was $89 and $108, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $281 and $284 at May 12, 2013, and September 2, 2012, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of May 12, 2013, and September 2, 2012.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the third quarter and the first thirty-six weeks of 2013 and 2012.

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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from all settlements of forward foreign-exchange contracts. These items resulted in a net gain of $5 and $20 in the third quarter and first thirty-six weeks of 2013, respectively, as compared to a net gain of $2 and $25 in the third quarter and first thirty-six weeks of 2012, respectively.
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
In September 2011, the FASB issued guidance to amend the rules related to testing goodwill for impairment. The revised guidance allows an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform further impairment tests. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013. Adoption of this guidance had no impact on the condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2013, the FASB issued guidance related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income cross-references to other disclosures required under U.S. GAAP are required to provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2014. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended September 2, 2012. The Company's investments at May 12, 2013, and September 2, 2012, were as follows:

May 12, 2013:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$774	$4	$778
Corporate notes and bonds	9	0	9
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	788	4	792
Held-to-maturity:
Certificates of deposit	270		270
Total short-term investments	$1,058	$4	$1,062

September 2, 2012:	Cost Basis	Unrealized Gains	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$776	$6	$782
Corporate notes and bonds	54	0	54
FDIC-insured corporate bonds	35	0	35
Asset and mortgage-backed securities	8	0	8
Total available-for-sale	873	6	879
Held-to-maturity:
Certificates of deposit	447		447
Total short-term investments	$1,320	$6	$1,326
At May 12, 2013, and September 2, 2012, the Company's available-for-sale securities that were in continuous unrealized-loss positions and gross unrealized gains and losses on cash equivalents were not material.
The proceeds from sales of available-for-sale securities during the third quarter and the first thirty-six weeks of 2013 and 2012 are provided in the following table:

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Proceeds	$81	$112	$201	$303

Gross realized gains or losses from sales of available-for-sale securities during the third quarter and the first thirty-six weeks of 2013 and 2012 were not material.
The maturities of available-for-sale and held-to-maturity securities at May 12, 2013, were as follows:

	Available-For-Sale		Held-To- Maturity
	Cost Basis	Fair Value
Due in one year or less	$364	$364	$270
Due after one year through five years	410	413	0
Due after five years	14	15	0
	$788	$792	$270

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information at May 12, 2013, and September 2, 2012, respectively, regarding the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value. At May 12, 2013, the Company did not hold any Level 3 financial assets and liabilities that are measured at fair value on a recurring basis. At September 2, 2012, the Company's holdings of Level 3 financial assets and liabilities were immaterial.

May 12, 2013:	Level 1	Level 2
Money market mutual funds (1)	$195	$0
Investment in U.S. government and agency securities (2)	0	780
Investment in corporate notes and bonds	0	9
Investment in asset and mortgage-backed securities	0	5
Forward foreign exchange contracts, in asset position (3)	0	2
Forward foreign exchange contracts, in (liability) position (3)	0	(3)
Total	$195	$793

September 2, 2012:	Level 1	Level 2
Money market mutual funds (1)	$77	$0
Investment in U.S. government and agency securities (2)	0	794
Investment in corporate notes and bonds	0	54
Investment in FDIC-insured corporate bonds	0	35
Investment in asset and mortgage-backed securities	0	8
Forward foreign exchange contracts, in asset position (3)	0	1
Forward foreign exchange contracts, in (liability) position (3)	0	(3)
Total	$77	$889

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)	On May 12, 2013, $2 and $778 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. On September 2, 2012, $12 and $782 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets.

(3)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

There were no financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the third quarter and first thirty-six weeks of 2013, and they were immaterial during the third quarter and first thirty-six weeks of 2012. There were no transfers in or out of Level 1, 2, or 3 during the third quarter and first thirty-six weeks of 2013 and 2012.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the third quarter and first thirty-six weeks of 2013 and 2012.

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during the third quarter and first thirty-six weeks of 2013 and 2012 were immaterial.

Note 4—Debt
In December 2012, the Company issued $3,500 in aggregate principal amount of Senior Notes as follows:

•	$1,200 of 0.65% Senior Notes is due December 7, 2015. Interest is due semi-annually on June 7 and December 7, with the first payment due on June 7, 2013;

•	$1,100 of 1.125% Senior Notes is due December 15, 2017. Interest is due semi-annually on June 15 and December 15, with the first payment due on June 15, 2013; and

•	$1,200 of 1.7% Senior Notes is due December 15, 2019. Interest is due semi-annually on June 15 and December 15, with the first payment due on June 15, 2013.
In May 2013, the Company’s Japanese subsidiary issued approximately $98 of 1.05% promissory notes through a private placement. Interest is payable semiannually, and principal is due in May 2023. These notes are included in other long-term debt in the table below and are classified as a Level 3 measurement.
The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	May 12, 2013		September 2, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,098	$1,289	$1,097	$1,325
0.65% Senior Notes due December 2015	1,199	1,203	0	0
1.125% Senior Notes due December 2017	1,100	1,103	0	0
1.7% Senior Notes due December 2019	1,197	1,208	0	0
Other long-term debt	293	303	285	338
Total long-term debt	4,887	5,106	1,382	1,663
Less current portion	0	0	1	1
Long-term debt, excluding current portion	$4,887	$5,106	$1,381	$1,662
The estimated fair value of the Company's debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit. Substantially all of the Company's long-term debt is classified as Level 2.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.31 per share, compared to the $0.275 per share rate declared subsequent to the end of the third quarter of 2012. On November 28, 2012, the Board of Directors declared a special cash dividend of $7.00 per share, which was paid on December 18, 2012.
Stock Repurchase Programs
There was no stock repurchase activity in the third quarter of 2013. In the third quarter of 2012, we repurchased 1,488,000 shares, at an average price of $87.41, totaling $130. In the first thirty-six weeks of 2013 and 2012, we repurchased 357,000 shares and 5,369,000 shares, at an average price of $96.41 and $83.38, for a total expenditure of $34 and $448, respectively. The remaining amount available for stock repurchases under our approved plan was $3,055 at May 12, 2013. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of the quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but less than total ownership:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 2, 2012	$12,361	$157	$12,518
Comprehensive income:
Net income	1,422	17	1,439
Foreign-currency translation adjustment and other, net	(75)	1	(74)
Comprehensive income	1,347	18	1,365
Stock-based compensation	210	0	210
Stock options exercised, including tax effects	67	0	67
Release of vested restricted stock units (RSUs), including tax effects	(85)	0	(85)
Conversion of convertible notes	30	0	30
Repurchases of common stock	(34)	0	(34)
Cash dividends declared	(3,424)	0	(3,424)
Equity at May 12, 2013	$10,472	$175	$10,647
	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2011	$12,002	$571	$12,573
Comprehensive income:
Net income	1,100	45	1,145
Foreign-currency translation adjustment and other, net	(54)	(18)	(72)
Comprehensive income	1,046	27	1,073
Stock-based compensation	179	0	179
Stock options exercised, including tax effects	89	0	89
Release of vested RSUs, including tax effects	(75)	0	(75)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(448)	0	(448)
Cash dividends declared	(209)	0	(209)
Equity at May 6, 2012	$12,585	$598	$13,183
Note 6—Stock-Based Compensation Plans
In the second quarter of fiscal 2012, the Fifth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Sixth Restated 2002 Stock Incentive Plan (Sixth Plan). The Sixth Plan initially authorized the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares authorized under the previous plan. Each RSU issued is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. RSUs are settled in shares, and delivered to participants annually, net of minimum statutory withholding taxes.
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

Note 6—Stock-Based Compensation Plans (Continued)

As further required by the Sixth Plan, the maximum number of shares issuable under the Sixth Plan was proportionally adjusted, which resulted in an additional 778,000 shares available to be granted.
Summary of Stock Option Activity
All outstanding stock options were fully vested and exercisable at May 12, 2013 and September 2, 2012. The following table summarizes stock option transactions during the first thirty-six weeks of 2013:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 2, 2012	3,161	$40.90
Exercised	(1,302)	35.97
Special cash dividend	221	N/A
Outstanding at May 12, 2013	2,080	$39.63	1.68	$146

(1)	The difference between the exercise price and market value of common stock at May 12, 2013.
The tax benefits realized, derived from the compensation deductions resulting from option exercises, and intrinsic value related to total stock options exercised during the first thirty-six weeks of 2013 and 2012 are provided in the following table:

	36 Weeks Ended
	May 12, 2013	May 6, 2012
Actual tax benefit realized for stock options exercised	$30	$29
Intrinsic value of stock options exercised (1)	$84	$82

(1)	The difference between the exercise price and market value of common stock measured at each individual exercise date.
Summary of Restricted Stock Unit Activity
At May 12, 2013, 11,116,000 shares were available to be granted as RSUs.
The following awards were outstanding at the end of the first thirty-six weeks of 2013:

•	9,443,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
376,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•
350,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of performance targets for fiscal 2013, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

Note 6—Stock-Based Compensation Plans (Continued)

The following table summarizes RSU transactions during the first thirty-six weeks of 2013:

	Number of Units (in 000’s)	Weighted- Average Grant Date Fair Value
Non-vested at September 2, 2012	9,260	$66.14
Granted	4,192	90.99
Vested and delivered	(3,842)	67.15
Forfeited	(173)	76.47
Special cash dividend	732	N/A
Non-vested at May 12, 2013	10,169	$73.40
The remaining unrecognized compensation cost related to non-vested RSUs at May 12, 2013, was $582 and the weighted-average period of time over which this cost will be recognized is 1.76 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Total stock-based compensation expense before income taxes	$51	$45	$210	$179
Less recognized income tax benefit	(16)	(15)	(69)	(59)
Total stock-based compensation expense, net of income taxes	$35	$30	$141	$120
Note 7—Income Taxes
The Company’s reported effective income tax rates for the twelve and thirty-six weeks ended May 12, 2013, were 34.8% and 31.4%, respectively, compared to 34.8% and 36.4% for the twelve and thirty-six weeks ended May 6, 2012, respectively, in the accompanying condensed consolidated statements of income, which includes the net impact of discrete tax items. The current year effective tax rate was favorably impacted by discrete tax benefits of $72, primarily due to a $62 tax deduction recorded in the second quarter in connection with the special cash dividend paid by the Company to employees through the Company’s 401(k) Retirement Plan.
The Company’s effective tax rate for the first thirty-six weeks of 2012 was adversely impacted by a net discrete expense of $23 relating primarily to the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for the Company’s contributions to an initiative reforming alcohol beverage laws in Washington State.

Note 8—Net Income Per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Net income available to common stockholders after assumed conversions of dilutive securities	$459	$386	$1,422	$1,101
Weighted average number of common shares used in basic net income per common share	436,488	433,791	435,293	434,180
RSUs and stock options	4,260	4,532	4,142	4,713
Conversion of convertible notes	32	843	303	855
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	440,780	439,166	439,738	439,748
Anti-dilutive RSUs	0	0	0	0
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
The Company is a defendant in the following matters, among others:
A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-4-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest, and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. Currently the class is believed to be approximately 1,150 people. A trial has been set for January 2014.
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 7-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 7-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 7-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 7-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 7-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 7-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 6-7621 (N.D. Cal.);

Note 9—Commitments and Contingencies (Continued)

James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 6-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 6-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 7-2059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 7-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 7-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:7cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 7 317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 7-cv-293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 7cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 7cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 7-cv-661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 7-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 million in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion.
On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking records relating to the Company’s receipt and handling of hazardous merchandise returned by Costco members and other records. The Company has entered into tolling agreements with the United States Attorney’s Office.
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
On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corp., et al, No. 37-2009-99912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. Relief sought includes, among other things, preliminary and permanent injunctive relief, civil penalties, and costs and attorneys’ fees.
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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 12, 2013
Total revenue	$17,444	$3,857	$2,782	$24,083
Operating income	452	172	98	722
Depreciation and amortization	163	29	29	221
Additions to property and equipment	194	30	212	436
Twelve Weeks Ended May 6, 2012
Total revenue	$16,203	$3,474	$2,647	$22,324
Operating income	356	157	110	623
Depreciation and amortization	150	25	27	202
Additions to property and equipment	196	23	49	268
Thirty-six Weeks Ended May 12, 2013
Total revenue	$52,156	$11,748	$8,765	$72,669
Operating income	1,248	504	347	2,099
Depreciation and amortization	478	85	88	651
Additions to property and equipment	704	122	553	1,379
Net property and equipment	9,456	1,655	2,435	13,546
Total assets	20,518	4,578	4,910	30,006
Thirty-six Weeks Ended May 6, 2012
Total revenue	$48,428	$10,477	$8,014	$66,919
Operating income	1,046	436	328	1,810
Depreciation and amortization	460	79	77	616
Additions to property and equipment	628	110	162	900
Net property and equipment	9,012	1,631	1,953	12,596
Total assets	19,121	4,065	4,650	27,836
Year Ended September 2, 2012
Total revenue	$71,776	$15,717	$11,644	$99,137
Operating income	1,632	668	459	2,759
Depreciation and amortization	667	117	124	908
Additions to property and equipment	1,012	170	298	1,480
Net property and equipment	9,236	1,664	2,061	12,961
Total assets	18,401	4,237	4,502	27,140

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, membership fee data, and warehouse number data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the amount we expect to spend on our expansion plans, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company’s public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law.
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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

We also achieve sales growth by opening new warehouses and, to a much lesser extent, relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are lessened. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.
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
Historically (prior to the July 2012 acquisition of the 50% noncontrolling interest), our operations in Mexico were through a 50% owned joint venture. For the twelve and thirty-six weeks ended May 6, 2012, the financial position and results of Mexico’s operations are fully consolidated and the joint venture partner’s share is included in “net income attributable to noncontrolling interests”. In July 2012, we acquired the remaining 50% interest in Mexico from our joint venture partner, and therefore, have included 100% of Mexico’s operations within “net income attributable to Costco” for the twelve and thirty-six weeks weeks ended May 12, 2013.
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2013 and 2012 relate to the twelve-week fiscal quarters ended May 12, 2013, and May 6, 2012, respectively. References to the first thirty-six weeks of 2013 and 2012 relate to the thirty-six weeks ended May 12, 2013, and May 6, 2012, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

Key items for the third quarter of 2013 as compared to the third quarter of 2012 include:

•
Net sales increased 8% to $23,552, driven by a 5% increase in comparable sales and sales at the 25 net new warehouses opened since the end of the third quarter of fiscal 2012. Net sales were negatively impacted by the weakening of certain foreign currencies against the U.S. dollar and by decreases in the price of gasoline;

•
Membership fees increased 12% to $531, primarily due to the impact of raising our annual membership fees in fiscal 2012, and new membership sign-ups and higher membership renewal rates at warehouses open for more than one year;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 12 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales improved three basis points;

•	Net income increased 19% to $459, or $1.04 per diluted share, compared to $386, or $0.88 per diluted share; and

•
On April 30, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 per share (reflecting an increase of 13%), which was paid subsequent to the end of the third quarter.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Net sales	$23,552	$21,849	$71,099	$65,538
Increases in net sales:
U.S.	8%	7%	8%	9%
International	8%	12%	11%	13%
Total Company	8%	8%	8%	10%
Increases in comparable warehouse sales:
U.S.	6%	5%	6%	7%
International	4%	5%	6%	8%
Total Company	5%	5%	6%	8%
Increases in comparable warehouse sales excluding the impact of changes in gasoline prices and foreign currencies:
U.S.	7%	4%	6%	6%
International	7%	8%	6%	9%
Total Company	7%	5%	6%	7%
Net Sales
Net sales increased $1,703 or 8%, and $5,561 or 8% in the third quarter and first thirty-six weeks of 2013, respectively. These increases were attributable to an increase in comparable warehouse sales and sales at the 25 net new warehouses opened since the end of the third quarter of fiscal 2012.
Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales during the third quarter of 2013 by approximately $185, or 85 basis points, but had an overall positive impact during the first thirty-six weeks of 2013 by approximately $66, or 10 basis points. The negative impact in the third quarter was primarily due to changes in the Japanese yen of approximately $97 and the Canadian dollar of approximately $96. Gasoline price deflation negatively impacted net sales by approximately $141 or 65 basis points during the third quarter, due to a 5% decrease in the average sales price per gallon.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

Comparable Sales
Comparable sales increased 5% and 6% in the third quarter and first thirty-six weeks of 2013, respectively, and were positively impacted by an increase in shopping frequency. The average amount spent by our members also positively impacted sales for the first thirty-six weeks of 2013. Changes in foreign currencies relative to the U.S. dollar, as well as gasoline price deflation, negatively impacted comparable sales results during the third quarter of 2013. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to newly opened locations).

Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Membership fees	$531	$475	$1,570	$1,381
Membership fees as a percent of net sales	2.25%	2.17%	2.21%	2.11%
Total cardholders (000’s)	69,900	66,500	69,900	66,500
Membership fee revenue increased 12% and 14% in the third quarter and first thirty-six weeks of 2013, respectively. These increases were due to the impact of raising our annual membership fees, new membership sign-ups and higher membership renewal rates at warehouses open for more than one year, and membership sign-ups at new warehouses opened since the end of the third quarter of fiscal 2012. For the third quarter of 2013, our member renewal rates have increased slightly relative to the third quarter of 2012, currently at approximately 89.9% in the U.S. and Canada, and approximately 86.4% on a worldwide basis.
We increased our annual membership fee in the U.S. and Canada effective November 1, 2011, for new members, and January 1, 2012, for renewal members. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee revenues of approximately $29 and $94 in the third quarter and first thirty-six weeks of 2013, respectively, and will continue to have a significant impact through the fourth quarter of fiscal 2013.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Net sales	$23,552	$21,849	$71,099	$65,538
Less merchandise costs	21,038	19,543	63,530	58,613
Gross margin	$2,514	$2,306	$7,569	$6,925
Gross margin as a percent of net sales	10.67%	10.55%	10.65%	10.57%

Quarterly results
Gross margin as a percentage of net sales increased 12 basis points compared to the third quarter of 2012. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods) when expressed as a percentage of net sales decreased five basis points. Gross margin for core merchandise categories, when expressed as a percent of core merchandise (rather than net) sales, decreased 13 basis points due to margin decreases across all categories, resulting from our continued investment in merchandise pricing. The gross margin comparison, as a percentage of net sales, was positively impacted by a non-recurring legal settlement received in the quarter which positively impacted gross margin by seven basis points. Gross margin was also positively impacted by six basis points due to an $8 LIFO benefit compared to a charge of $6 in 2012. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by two basis points, due to increased spending by Executive Members. Warehouse ancillary and other business gross margin increased by six basis points predominately in our

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

optical and hearing aid businesses, partially offset by a decrease in our pharmacy business. Excluding the effect of gasoline price deflation on net sales, gross margin as a percentage of net sales increased five basis points.
Gross margin on a geographic segment basis, when expressed as a percentage of the segment's own sales (gross margin percentage), increased in our U.S. operations primarily due to improvements in fresh foods and warehouse ancillary and other businesses. The LIFO benefit and the non-recurring legal settlement also benefited our U.S. operations. The gross margin percentage in our Canadian operations decreased across all categories due to our continued investment in merchandise pricing. The gross margin percentage in our Other International operations decreased, primarily in fresh foods.
Year-to-date results
Gross margin as a percentage of net sales increased eight basis points compared to the first thirty-six weeks of 2012. Gross margin in our core merchandise categories when expressed as a percentage of net sales decreased four basis points compared to 2012. Gross margin for core merchandise categories, when expressed as a percent of core merchandise (rather than net) sales decreased two basis points compared to the prior period. The gross margin comparison, as a percentage of net sales, was positively impacted by four basis points due to a $19 LIFO benefit compared to a charge of $9 in the prior year. Also, the non-recurring legal settlement received in the third quarter positively impacted gross margin by two basis points. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by two basis points due to increased spending by Executive Members. Warehouse ancillary and other businesses gross margin increased eight basis points predominately in our gasoline and hearing aid businesses.
The gross margin percentage in our U.S. operations increased due to improvements in warehouse ancillary and other businesses. The LIFO benefit and the non-recurring legal settlement also benefited our U.S operations. The gross margin percentage in our Canadian operations decreased across all categories due to our continued investment in merchandise pricing. The gross margin percentage in our Other International operations was largely unchanged.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
SG&A expenses	$2,313	$2,152	$7,006	$6,474
SG&A expense as a percent of net sales	9.82%	9.85%	9.85%	9.88%

SG&A expenses as a percentage of net sales improved three basis points compared to the third quarter of 2012. Our warehouse operating costs as a percentage of net sales improved two basis points, largely due to leveraging of our payroll and benefit costs in our Canadian and U.S. operations as a result of increased net sales. Additionally, central operating costs improved two basis points due to leveraging of payroll and benefit costs in our U.S. operations, notwithstanding the negative effect of our continued investment in the modernization of our information systems. These improvements were offset by higher stock compensation expense in our U.S. operations, which increased our SG&A percentage by one basis point. Excluding the effect of gasoline price deflation on net sales, SG&A as a percentage of net sales improved nine basis points.
SG&A expenses as a percentage of net sales improved three basis points compared to the first thirty-six weeks of 2012. Our warehouse operating costs improved four basis points largely due to leveraging of our payroll and benefit costs in our Canadian and U.S. operations as a result of increased net sales. In addition, contributions made to an initiative reforming alcohol beverage laws in Washington State in the first quarter of 2012, with no comparable charge in 2013, resulted in a positive impact of three basis points. These improvements were offset by higher stock compensation expense and higher central operating costs, predominately related to the continuing modernization of our information systems and related activities, in our U.S. operations, which increased our SG&A percentage by two basis points each.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Preopening expenses	$10	$6	$34	$22
Warehouse openings, including relocations	5	4	19	10
Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. We opened four warehouses in our Other International operating segment in the third quarter of 2013 compared to two in 2012. Additionally, we opened six warehouses in our Other International operating segment in the first thirty-six weeks of 2013 compared to four in 2012.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Interest expense	$25	$19	$63	$73
Interest expense in the third quarter and first thirty-six weeks of 2013 primarily relates to our $1,100 of 5.5% Senior Notes issued in fiscal 2007 and our $3,500 of Senior Notes issued in December 2012. In the third quarter and first thirty-six weeks of 2012, interest expense also included interest related to our $900 of 5.3% Senior Notes issued in fiscal 2007, which were paid off in March 2012.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Interest income	$9	$11	$29	$33
Foreign-currency transactions gains (losses), net	0	3	21	23
Other, net	6	4	11	9
Interest income and other, net	$15	$18	$61	$65
The decrease in interest income in both the third quarter and the first thirty-six weeks of 2013 was primarily attributable to lower cash balances in some of our international locations. The decrease in foreign-currency transactions gains, net in the third quarter was attributable to the negative impact of mark-to-market adjustments related to forward foreign exchange contracts entered into by our foreign subsidiaries as the U.S. dollar weakened in certain international locations compared to the prior year. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report. This decrease was partially offset by the revaluation or settlement of monetary assets and monetary liabilities during the quarter.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 12, 2013	May 6, 2012	May 12, 2013	May 6, 2012
Provision for income taxes	$248	$217	$658	$657
Effective tax rate	34.8%	34.8%	31.4%	36.4%

The effective tax rate for the first thirty-six weeks of 2013 was favorably impacted by discrete tax benefits of $72, primarily due to a $62 tax benefit recorded in the second quarter in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes.
Our effective tax rate for the first thirty-six weeks of 2012 was adversely impacted by a net discrete expense of $23 relating primarily to the adverse impact of an audit of Costco Mexico by the Mexican tax authority and the tax effects of nondeductible expenses for our contributions to an initiative reforming alcohol beverage laws in Washington State.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table itemizes components of our most liquid assets:

	May 12, 2013	September 2, 2012
Cash and cash equivalents	$5,448	$3,528
Short-term investments	1,062	1,326
Total	$6,510	$4,854

Our primary sources of liquidity are cash flows generated from warehouse operations, cash, cash equivalents, and short-term investment balances. Of these balances, approximately $1,288 and $1,161 at May 12, 2013, and September 2, 2012, respectively, represented debit and credit card receivables, primarily related to sales within the last week of our respective fiscal quarter or fiscal year.
Net cash provided by operating activities totaled $2,874 in the first thirty-six weeks of 2013, compared to $2,327 in the first thirty-six weeks of 2012, an increase of $547. This increase was primarily attributable to a $294 increase in net income including noncontrolling interests, a $128 increase in the change in our other current operating assets and liabilities, and an $83 decrease in cash used for our net investment in merchandise inventories.
Net cash used in investing activities totaled $1,116 in the first thirty-six weeks of 2013 compared to $517 in the first thirty-six weeks of 2012, an increase of $599. This increase was primarily attributable to a $479 increase in the cash used to fund warehouse expansion and remodeling programs. In addition, net cash provided by purchases, maturities, and sales of investments decreased by $140.
Net cash provided by financing activities totaled $216 in the first thirty-six weeks of 2013 compared to net cash used of $1,011 in the first thirty-six weeks of 2012, an increase of $1,227. This increase was primarily attributable to net proceeds of $3,610 from the issuance of long-term debt. This was partially offset by increased cash dividend payments of $3,080 in the first thirty-six weeks of 2013. Additionally, $900 was used for the repayment of long-term debt in the first thirty-six weeks of 2012.
We believe that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. We believe that our U.S. current asset position is sufficient to meet our U.S. liquidity requirements and we have no current plans to repatriate the cash,

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

cash equivalents, and short-term investments held by these subsidiaries for use in the U.S. At May 12, 2013, cash, cash equivalents, and short-term investments totaling $2,333 were held by these non-U.S. consolidated subsidiaries.
Dividends
Our current quarterly cash dividend rate is $0.31 per share, or $1.24 per share on an annualized basis. On April 30, 2013, we declared a quarterly cash dividend of $0.31 per share payable to shareholders of record on May 17, 2013. This dividend was paid on May 31, 2013.
Expansion Plans
Our primary requirement for capital is the financing of land, building, and equipment costs for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,000 during fiscal 2013 for real estate, construction, remodeling, equipment for warehouses and related operations, and continuing the modernization of our information systems. Through the first thirty-six weeks of fiscal 2013, we have spent approximately $1,379. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash, cash equivalents, and short-term investments.
We opened 19 new warehouses in the first thirty-six weeks of 2013. Our plans for the remainder of fiscal 2013 are to open up to 9 additional new warehouses.
Bank Credit Facilities
We maintain bank credit facilities for working capital and general corporate purposes. As of May 12, 2013, we had total borrowing capacity within these facilities of $772, of which $453 was maintained by our international operations. Of the $453 maintained by our international operations, $252 is guaranteed by the Company. There was $54 of outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2013. Subsequent to the end of the quarter, a credit facility maintained by our international operations was reduced by $69, thereby reducing the credit facility maintained by international operations to $384, of which, $183 is guaranteed by the Company.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $151. The outstanding commitments under these facilities at the end of the third quarter of 2013 was $99, including $91 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and generally, we intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding at that time.
Financing Activities
In December 2012, we issued $3,500 in aggregate principal amount of Senior Notes as follows: $1,200 of 0.65% Senior Notes due December 7, 2015; $1,100 of 1.125% Senior Notes due December 15, 2017; and $1,200 of 1.7% Senior Notes due December 15, 2019. The proceeds from the issuance of these Senior Notes were used primarily to pay the special cash dividend on our common stock. The balance of approximately $450 was used for general corporate purposes.
In May 2013, the Company’s Japanese subsidiary issued approximately $98 of 1.05% promissory notes through a private placement. Interest is payable semiannually, and principal is due in May 2023.
Contractual Obligations
Other than the issuance of the long-term debt described above, as of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Stock Repurchase Programs
There was no stock repurchase activity under our stock repurchase program in the third quarter of 2013. In the third quarter of 2012, we repurchased 1,488,000 shares, at an average price of $87.41, totaling approximately $130. In the first thirty-six weeks of 2013 and 2012, we repurchased 357,000 shares and 5,369,000 shares, at an average price

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, membership fee data, and warehouse number data)

of $96.41 and $83.38, for a total expenditure of $34 and $448, respectively. The remaining amount available to be purchased under our approved plan was $3,055 at May 12, 2013. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds (amounts in millions)
There was no stock repurchase activity in the third quarter of fiscal 2013. Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.
Item 3—Defaults Upon Senior Securities
None.
Item 4— Mine Safety Disclosures
Not applicable.
Item 5—Other Information (amounts in whole dollars)
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.

During the second and third fiscal quarters of 2013, we had as cardholders at our subsidiary in Japan four individuals under two business memberships in the name of the Embassy of the Islamic Republic of Iran (“Embassy”).  In the same time period, we had as cardholders in our United Kingdom subsidiary two individuals under one business membership in the name of Iran Air.  Gross revenue in the second and third quarters of 2013 attributable to the memberships associated with the Iran Embassy was approximately $5,178, and our estimated profit on these transactions was less than $160.  The Company recognized no revenue or profit attributable to the Iran Air membership in the second and third quarters of 2013.  The Iran Air membership and one of the Iran Embassy memberships were canceled during the second quarter of 2013, and the remaining Iran Embassy membership was canceled in June 2013, prior to which time an additional $319 in revenue and less than $8 in estimated net profits were earned in the fourth quarter of 2013.  The Company does not intend to continue these activities.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/1999
3.2	Bylaws of the registrant		8-K		8/24/2010
31.1	Rule 13(a) – 14(a) Certifications	x
32.1	Section 1350 Certifications	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

June 11, 2013	/s/ W. CRAIG JELINEK
Date	W. Craig Jelinek President and Chief Executive Officer

June 11, 2013	/s/ RICHARD A. GALANTI
Date	Richard A. Galanti Executive Vice President and Chief Financial Officer