Form 10-K
period 2013-09-01
COSTCO WHOLESALE CORP /NEW
filed 2013-10-16
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 17, 2013 was $44,218,428,626
The number of shares outstanding of the registrant’s common stock as of October 9, 2013 was 436,922,037
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2014, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2013

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the amount we expect to spend on our expansion plans, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law.

PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983 in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, the United Kingdom (U.K.), Mexico, Japan, Australia, and through majority-owned subsidiaries in Taiwan and Korea. Our common stock trades on the NASDAQ Global Select Market under the symbol “COST.”
In 2011 and prior to the July 2012 acquisition of the 50% noncontrolling interest in our joint venture in Mexico, the financial position and results of Mexico's operations were consolidated, and the joint venture partner's share was included in "net income attributable to noncontrolling interests" in the consolidated statements of income. Subsequent to the acquisition, we have included 100% of Mexico's operations within "net income attributable to Costco" in the consolidated statements of income.
We report on a 52/53-week fiscal year, consisting of thirteen, four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2013 and 2011 relate to the 52-week fiscal years ended September 1, 2013 and August 28, 2011, respectively. References to 2012 relate to the 53-week fiscal year ended September 2, 2012.
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
Marketing and promotional activities generally relate to new warehouse openings, occasional direct mail to prospective new members, and regular direct marketing programs (such as The Costco Connection, a magazine we publish for our members, coupon mailers, emails from costco.com, costco.ca, and costco.co.uk, and handouts) to existing members promoting selected merchandise.
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
Our strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes, and colors. Therefore,

Item 1—Business (Continued)

we carry an average of approximately 3,700 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to a significantly higher number of SKUs at discount retailers, supermarkets, and supercenters. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic item purchases.
The following table indicates the approximate percentage of annual net sales accounted for by major category of items:

	2013	2012	2011
Sundries (including candy, snack foods, tobacco, alcoholic and nonalcoholic beverages and cleaning and institutional supplies)	22%	22%	22%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, office supplies, cameras, garden and patio, sporting goods, toys, seasonal items and automotive supplies)	16%	16%	17%
Food (including dry and institutionally packaged foods)	21%	21%	21%
Softlines (including apparel, domestics, jewelry, housewares, media, home furnishings and small appliances)	11%	10%	10%
Fresh Food (including meat, bakery, deli and produce)	13%	13%	12%
Ancillary and Other (including gas stations, pharmacy, food court, optical, one-hour photo, hearing aid and travel)	17%	18%	18%

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year-end:

	2013	2012	2011
Food Court	628	602	586
One-Hour Photo Centers	622	591	581
Optical Dispensing Centers	614	589	574
Pharmacies	565	544	529
Hearing-Aid Centers	502	469	427
Gas Stations	414	394	368
Number of warehouses	634	608	592

Our online business, which operates websites in the U.S., Canada, and the U.K., provide our members additional products, many not found in our warehouses. These products vary by country and include services such as photo center, pharmacy, travel, business delivery, and membership services. Net sales for our online business were approximately 3% of our consolidated net sales.
In general and depending on the country, our warehouses accept cash, checks, certain debit cards, American Express, or a private label Costco credit card. Losses associated with dishonored checks have been minimal, as members who have issued dishonored checks are identified and prevented from making further purchases until restitution is made.
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

Item 1—Business (Continued)

Membership
Our membership format is designed to reinforce member loyalty and provide continuing fee revenue. Members can utilize their membership at any Costco warehouse location in any country. We have two types of members: Business and Gold Star (individual). Business membership is limited to businesses, including individuals with a business license, retail sales license or other evidence of business existence. Business members pay an annual membership fee of approximately $55 for the primary cardholder, and have the ability to add additional cardholders (add-ons) for an annual fee of approximately $55 each. Gold Star memberships are also available for an annual fee of approximately $55 to individuals who may not qualify for a Business membership, however add-ons are not available for Gold Star memberships. All paid memberships include a free household card.
Our member renewal rate was approximately 90% in the U.S. and Canada, and approximately 86% on a worldwide basis in 2013. The renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2013	2012	2011
Gold Star	28,900	26,700	25,000
Business	6,600	6,400	6,300
Business, add-on	3,500	3,800	4,000
Total paid cardholders	39,000	36,900	35,300
Additional cardholders	32,200	30,100	28,700
Total cardholders	71,200	67,000	64,000

All members are eligible for an Executive membership, with the exception of Business add-on members, in the U.S., Canada, Mexico, and the United Kingdom, for an annual fee of approximately $110. Executive members qualify for a 2% annual reward (which can be redeemed at Costco warehouses), up to a maximum of approximately $750 per year, on qualified purchases. This program also offers (except in Mexico) additional savings and benefits on various business and consumer services, such as check printing services, the Costco auto purchase program, auto and home insurance, online investing and identity protection. The services are generally provided by third-parties and vary by country and state. At the end of 2013, 2012, and 2011, Executive members represented 38% of eligible cardholders. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.
Effective November 1, 2011, for new members, and January 1, 2012, for renewing members, we increased our annual membership fee in the U.S. and Canada. Please refer to Management's Discussion and Analysis in Item 7 of this Report for further explanation of the change and its impact.
Labor
Our employee count approximated:

	2013	2012	2011
Full-time employees	103,000	96,000	92,000
Part-time employees	81,000	78,000	72,000
Total employees	184,000	174,000	164,000

Approximately 13,800 hourly employees in certain of our locations in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service. We compete with over 800 warehouse club locations across the U.S. and Canada (primarily Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and every major metropolitan area has multiple club operations. In addition, we compete with a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. Competitors such as Wal-Mart, Target, Kohl’s and Amazon.com are among our significant general merchandise retail competitors. We also compete with operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Kroger, Trader Joe’s, Whole Foods, CVS, Walgreens and Best Buy. Our international operations face similar competition.
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

Item 1—Business (Continued)

Executive Officers of the Registrant
The executive officers of Costco, their position, and ages are listed below. All executive officers have 25 or more years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and has been a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	61
Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of Costco and has been a director since its inception.	1983	71
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	57
Franz Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations since 2006.	2012	66
John McKay	Executive Vice President, Chief Operating Officer, Northern Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	56
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development until March 2010.	2001	62
James P. Murphy	Executive Vice President, International. Mr. Murphy was Senior Vice President, International, from September 2004 to October 2010.	2011	60
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Chief Diversity Officer since 2010.	1994	61
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label from 1995 to December 2012.	2013	61
Douglas W. Schutt	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Schutt was Executive Vice President, Chief Operating Officer, Northern Division and Midwest Region from 2004 to March 2010.	2004	54
Thomas K. Walker	Executive Vice President, Construction and Distribution. Mr. Walker retired as of September 2013.	2004	73
Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest Division and Mexico.	1993	64

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. We could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial. You should review these Risk Factors carefully in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and related notes in Item 8 of this Report.
Business and Operating Risks
We are highly dependent on the financial performance of our U.S. and Canadian operations.
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 88% and 84% of consolidated net sales and operating income in 2013, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 23% of consolidated net sales in 2013. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: failing to meet targets for warehouse openings; declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality products and innovative new products to retain our existing member base and attract new members.
We may be unsuccessful implementing our growth strategy, including expanding our business, both in existing markets and in new markets, which could have an adverse impact on our business, financial condition and results of operations.
Our future growth is dependent, in part, on our ability to acquire property, and build or lease new warehouses. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses, as well as local community actions opposed to the location of our warehouses at specific sites and the adoption of local laws restricting our operations and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouses. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new warehouses, which could have a material adverse effect on our future growth and profitability.
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

Item 1A—Risk Factors (Continued)

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
We are currently making, and will continue to make, significant technology investments to transform our information processes and systems that are key to managing our business. We must monitor and choose the right investments and implement them at the right pace. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.
If we do not maintain the privacy and security of member-related and business information, we could damage our reputation with members, incur substantial additional costs and become subject to litigation.
We receive, retain, and transmit certain personal information about our members and entrust that information to third party business associates, including cloud service providers who perform these activities for us. Our online business, which operates websites in the U.S., Canada, and the U.K., depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of our business associates that results in our members' personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online business.
Additionally, the use of individually identifiable data by our business and our business associates is regulated at the national and local or state level in all of our operating countries. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we, or those with whom we share information, fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.
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

Item 1A—Risk Factors (Continued)

to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.

We are subject to payment related risks.
We accept payments using a variety of methods, including cash and checks, various select credit and debit cards, and our proprietary cash card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees which may increase over time and raise our operating costs. We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards, and our proprietary cash card, and it could temporarily disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks' compromised card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.
We are subject to the risks of selling unsafe products which could result in illness or injury to our members, harm our reputation and subject us to litigation.
If our merchandise offerings, including food and prepared food products for human consumption, drugs, children's products, and pet products, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases. Our vendors are generally contractually required to comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims, lawsuits or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image and these effects could be long term.
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
Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect on our business. Other than an annual agreement with our CEO, Mr. Jelinek, we have no employment agreements with our officers. We must attract, train and retain a large and growing number of highly qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man insurance.

Item 1A—Risk Factors (Continued)

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

Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse club operators, supermarkets, supercenter stores, department and specialty stores, gasoline stations, and internet-based retailers. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, and store hours. The evolution of retailing in online and mobile channels has improved the ability of members to comparison shop with digital tools, which has enhanced competition. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results. Some competitors may have greater financial resources, better access to merchandise and greater market penetration than we do.
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
Vendors may be unable to supply us with quality merchandise at the right prices in a timely manner or may fail to adhere to our high standards resulting in adverse effects on our business, merchandise inventories, sales and profit margins.
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
Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in California or in Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots within the countries in which we operate, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Legal and Regulatory Risks
Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate which could adversely affect our business, financial condition and results of operations.
During 2013, our international operations, including Canada, generated 28% of our consolidated net sales. We plan to continue expanding our international operations. As a result of these expansion activities in countries outside the U.S., we expect that our international operations could account for a larger portion of our net sales in future years. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., but many of which are beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations could have an adverse impact on our future costs or on future profits and cash flows from our international operations.

Item 1A—Risk Factors (Continued)

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, impairment of long-lived assets, merchandise inventories, vendor rebates and other vendor consideration, self-insurance liabilities, income taxes, unclaimed property laws and litigation, and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.
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
We could be subject to additional income tax liabilities.
We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, any change in the enacted tax rates, any adverse outcome in connection with any income tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.
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
Our business requires compliance with a great variety of laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.
Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
Warehouse Properties
At September 1, 2013, we operated 634 membership warehouses:
NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	362	89	451
Canada	75	10	85
Mexico	32	1	33
United Kingdom	20	5	25
Japan	4	14	18
Taiwan	—	10	10
Korea	3	6	9
Australia	2	1	3
Total	498	136	634
_______________

(1)	95 of the 136 leases are land-leases only, where Costco owns the building.
The following schedule shows warehouse openings for the past five fiscal years and expected warehouse openings through December 31, 2013:

Openings by Fiscal Year(1)	United States	Canada	Other International(2)	Total	Total Warehouses in Operation
2009 and prior	406	77	44	527	527
2010	10	2	1	13	540
2011	13	3	36	52	592
2012	10	—	6	16	608
2013	12	3	11	26	634
2014 (expected through 12/31/2013)	10	2	3	15	649
Total	461	87	101	649
_______________

(1)	Net of closings.

(2)	2011 includes 32 Mexico warehouses in operation at the beginning of the year, when we began consolidating Mexico. These 32 warehouses were opened in 2009 and prior.
At the end of 2013, our warehouses contained approximately 90.8 million square feet of operating floor space: 65.5 million in the U.S.; 11.7 million in Canada; and 13.6 million in other international locations. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most merchandise shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses. We operate 22 depots consisting of approximately 9.0 million square feet. Our executive offices are located in Issaquah, Washington and we operate 16 regional offices in the U.S., Canada and other international locations.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 9, 2013, we had 8,198 stockholders of record.
The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock.

	Price Range		Cash Dividends Declared
	High	Low
2013:
Fourth Quarter	$120.07	$107.56	$0.310
Third Quarter	109.99	99.45	0.310
Second Quarter	105.95	96.26	7.275	(1)
First Quarter	102.75	94.47	0.275
2012:
Fourth Quarter	98.59	82.62	0.550	(2)
Third Quarter	91.84	83.24	—	(3)
Second Quarter	88.06	79.01	0.240
First Quarter	85.30	77.79	0.240
_______________

(1)	The amount shown includes a special cash dividend of $7.00 per share.

(2)	The amount shown includes the dividend declared on May 9, 2012, in addition to the fourth quarter dividend declared on July 23, 2012.

(3)	On May 9, 2012, subsequent to the end of the third quarter of fiscal 2012, the Board of Directors declared a quarterly cash dividend of $0.275 per share.
Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
There was no stock repurchase activity in the fourth quarter of fiscal 2013.

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share and warehouse number data)

	Sept. 1, 2013	Sept. 2, 2012	Aug. 28, 2011	Aug. 29, 2010	Aug. 30, 2009
As of and for the year ended	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$102,870	$97,062	$87,048	$76,255	$69,889
Merchandise costs	91,948	86,823	77,739	67,995	62,335
Gross margin	10,922	10,239	9,309	8,260	7,554
Membership fees	2,286	2,075	1,867	1,691	1,533
Operating income	3,053	2,759	2,439	2,077	1,777
Net income attributable to Costco(1)	2,039	1,709	1,462	1,303	1,086
Net income per diluted common share attributable to Costco	4.63	3.89	3.30	2.92	2.47
Cash dividends declared per common share	$8.17	$1.03	$0.89	$0.77	$0.68
Increase (decrease) in comparable warehouse sales(2)
United States	6%	7%	7%	4%	(2%)
International	6%	6%	16%	19%	(8%)
Total	6%	7%	10%	7%	(4%)
Increase in international comparable warehouse sales in local currency	6%	8%	10%	8%	7%
BALANCE SHEET DATA(3)
Net property and equipment	$13,881	$12,961	$12,432	$11,314	$10,900
Total assets	30,283	27,140	26,761	23,815	21,979
Current portion of long-term debt	—	1	900	—	80
Long-term debt, excluding current portion	4,998	1,381	1,253	2,141	2,130
Costco stockholders’ equity	$10,833	$12,361	$12,002	$10,829	$10,024
WAREHOUSE INFORMATION
Warehouses in Operation(4)
Beginning of year(4)	608	592	572	527	512
Opened(5)	26	17	24	14	19
Closed(5)	0	(1)	(4)	(1)	(4)
End of year	634	608	592	540	527
_______________

(1)
Includes 50% of the results of Costco Mexico's operations in fiscal 2009, 2010, 2011, and in 2012 prior to the July acquisition of our former joint venture partner's 50% equity interest. The remainder of fiscal 2012 and all of fiscal 2013 includes 100% of Costco Mexico's results of operations.

(2)
Includes net sales at warehouses open more than one year, including relocations, remodels, and expansions, as well as online sales. For fiscal 2013 and 2012, the prior year includes the comparable 52 and 53 weeks, respectively.

(3)	Excludes the balance sheet data for Costco Mexico for fiscal 2010 and 2009.

(4)
Excludes in 2010 and 2009 warehouses operated in Mexico through a 50% owned joint venture. Mexico opened 32 of these warehouses in 2009 and prior. The 2011 beginning-of-year figure includes these warehouses consolidated at the beginning of the fiscal year.

(5)	Includes warehouse relocations and the closure in July 2009 of two Costco Home locations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, membership fee data, and warehouse number data)
OVERVIEW
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales.  Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts that they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, and department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 12 to the consolidated financial statements included in Item 8 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business only in the United States and Canada.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is typically calculated as the difference between the current period's currency exchange rates and the comparable prior-year period's currency exchange rates.
Our fiscal year ends on the Sunday closest to August 31. Fiscal years 2013 and 2011 were 52-week fiscal years ending on September 1, 2013 and August 28, 2011, respectively, while fiscal year 2012 was a 53-week fiscal year ending on September 2, 2012. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

Highlights for fiscal year 2013 included:

•	We opened 26 new warehouses in 2013, 12 in the U.S., three in Canada, and 11 in our Other International segment, compared to 16 net new warehouses in 2012.

•
Net sales increased 6% to $102,870, driven by a 6% increase in comparable sales and sales at warehouses opened in 2012 and 2013, partially offset by the impact of one additional week of sales in 2012. Net sales were negatively impacted by changes in certain foreign currencies relative to the U.S. dollar;

•
Membership fees increased 10% to $2,286, primarily due to the impact of raising our annual membership fees and membership sign-ups at both existing and new warehouses. These increases were partially offset by the impact of one additional week of fees in 2012;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased seven basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased one basis point;

•
Net income in 2013 increased 19% to $2,039, or $4.63 per diluted share compared to $1,709, or $3.89 per diluted share in 2012. These results were positively impacted by a $62 tax benefit, or $0.14 per diluted share, in connection with the special cash dividend paid to the Company's 401(k) Plan participants;

•	In December 2012, we paid a special cash dividend of $7.00 per share (approximately $3,049). Additionally, in December 2012, we issued $3,500 in aggregate principal amount of Senior Notes; and

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.275 to $0.31 per share in April 2013.

RESULTS OF OPERATIONS
Net Sales

	2013	2012	2011
Net Sales	$102,870	$97,062	$87,048
Increases in net sales:
U.S.	5%	11%	9%
International	8%	14%	31%	(2)
Total Company	6%	12%	14%	(2)
Increases in comparable warehouse sales(1):
U.S.	6%	7%	7%
International	6%	6%	16%
Total Company	6%	7%	10%
Increases in comparable warehouse sales excluding the impact of gasoline price inflation and foreign currencies(1):
U.S.	6%	6%	5%
International	6%	8%	10%
Total Company	6%	6%	6%
_______________

(1)	For 2013 and 2012, the prior year includes the comparable 52 weeks and 53 weeks, respectively.

(2)
The percentage increase in net sales for 2011 was positively impacted by the initial consolidation of Mexico beginning in fiscal 2011. Excluding Mexico, the International and Total Company increases in net sales would have been 18% and 11%, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

2013 vs. 2012
Net Sales
Net sales increased $5,808 or 6% during 2013 compared to 2012. This increase was attributable to a 6% increase in comparable warehouse sales and sales at warehouses opened in 2012 and 2013, partially offset by the impact of one additional week of sales in 2012.
Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $208, or 21 basis points during 2013. The negative impact was primarily due to the Japanese yen of approximately $354, partially offset by a positive impact of the Mexican peso of approximately $127. Changes in gasoline prices were immaterial to the change in net sales.
Comparable Sales
Comparable sales increased 6% during 2013 and were positively impacted by increases in both shopping frequency and the average amount spent by our members. Changes in foreign currencies relative to the U.S. dollar and gasoline prices were immaterial to the change in comparable sales. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).
2012 vs. 2011
Net Sales
Net sales increased $10,014 or 12% during 2012 compared to 2011. This increase was attributable to a 7% increase in comparable warehouse sales, sales at warehouses opened in 2011 and 2012, and the benefit of one additional week of sales in 2012.
Gasoline price inflation positively impacted net sales by approximately $801 or 92 basis points, which resulted from an 8% increase in the average sales price per gallon during 2012. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $597, or 69 basis points during 2012, primarily due to the Canadian dollar, the Mexican peso and the Korean won of approximately $310, $255 and $57, respectively, partially offset by a positive impact of the Japanese yen of approximately $81.
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
Membership Fees

	2013	2012	2011
Membership fees	$2,286	$2,075	$1,867
Membership fees increase	10%	11%	10%
Membership fees as a percent of net sales	2.22%	2.13%	2.15%
2013 vs. 2012
Membership fees increased 10% in 2013. The increase was primarily due to raising our annual membership fees and membership sign-ups at both existing and new warehouses. These increases were partially offset by the impact of one additional week of membership fees in 2012. Our member renewal rates are currently 90% in the U.S. and Canada, and 86% on a worldwide basis.
We increased our annual membership fee in the U.S. and Canada effective November 1, 2011, for new members, and January 1, 2012, for renewal members. We increased our annual membership fee by $5 for U.S. Goldstar (individual), Business, Business add-on and Canada Business members to $55. Also, our U.S. and Canada Executive Membership annual fees increased from $100 to $110. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

revenues of approximately $119 and $37 in 2013 and 2012, respectively. The remaining impact of this fee increase in 2014 will be immaterial.
2012 vs. 2011
Membership fees increased 11% in 2012. The increase was due to new member sign-ups at warehouses open for more than one year, an extra week of membership fee revenue in fiscal 2012, the impact of raising our annual membership fees, increased penetration of our higher-fee Executive Membership program, and additional member sign-ups at new warehouses opened since the end of fiscal 2011.
Gross Margin

	2013	2012	2011
Net sales	$102,870	$97,062	$87,048
Less merchandise costs	91,948	86,823	77,739
Gross margin	$10,922	$10,239	$9,309
Gross margin as a percent of net sales	10.62%	10.55%	10.69%
2013 vs. 2012
Gross margin as a percentage of net sales increased seven basis points compared to 2012. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines and fresh foods) when expressed as a percentage of net sales decreased four basis points, primarily due to a decrease in fresh foods as a result of our continued investment in merchandise pricing. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales increased by six basis points, predominately in our optical and hearing aid businesses. Additionally, gross margin was positively impacted by five basis points due to a $27 LIFO inventory benefit in 2013, compared to a charge of $21 in 2012, and two basis points due to a legal settlement. The LIFO benefit resulted from lower costs for our merchandise inventories, primarily hardlines. Executive Membership 2% reward program negatively impacted gross margin by two basis points, due to increased spending by Executive Members.
Gross margin for core merchandise categories when expressed as a percentage of core merchandise sales (rather than total net sales) decreased two basis points, primarily due to a decrease in fresh foods.
Gross margin on a geographic segment basis, when expressed as a percentage of the segment’s own sales (gross margin percentage), increased in our U.S. operation primarily due to improvements in warehouse ancillary and other businesses. The LIFO benefit and legal settlement also benefited our U.S. operations. These improvements were slightly offset by a decrease in fresh foods. The gross margin percentage in our Canadian operations was flat, resulting from a decrease in fresh foods, offset by increases in warehouse ancillary and other businesses. The gross margin percentage in our Other International segment decreased, primarily in fresh foods.
2012 vs. 2011
Gross margin as a percent of net sales decreased 14 basis points compared to 2011. Gross margin for core merchandise categories decreased 21 basis points, primarily due to decreases in hardlines and food and sundries resulting from our investment in merchandise pricing. Excluding the effect of gasoline price inflation on net sales, gross margin for core merchandise categories decreased 13 basis points. The gross margin comparison was positively impacted by eight basis points due to a $21 LIFO inventory charge in 2012 compared to an $87 LIFO charge recorded in 2011. The LIFO charge resulted from higher costs for our merchandise inventories, primarily food and sundries and gasoline. Increased penetration of the Executive Membership 2% reward program negatively impacted gross margin by two basis points due to increased spending by Executive Members.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

Selling, General and Administrative Expenses

	2013	2012	2011
SG&A expenses	$10,104	$9,518	$8,691
SG&A expenses as a percent of net sales	9.82%	9.81%	9.98%
2013 vs. 2012
SG&A expenses as a percent of net sales increased one basis point compared to 2012. This increase was driven by higher stock compensation expense of three basis points, partially offset by contributions made to an initiative reforming alcohol beverage laws in Washington State in the first quarter of 2012, with no comparable charge in 2013, which resulted in a positive impact of two basis points. Central operating costs as a percent of net sales were flat, primarily due to the benefit of lower non-equity incentive compensation costs as a result of not meeting certain internal performance targets. This was offset by higher central operating costs, predominately related to the continued investment in the modernization of our information systems in our U.S. operations. Warehouse operating costs as a percentage of net sales was flat, primarily due to leveraging payroll costs in our U.S. and Canadian operations as a result of increased net sales which was offset by increases in other operating costs, primarily employee benefits and workers' compensation.
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
Preopening Expenses

	2013	2012	2011
Preopening expenses	$51	$37	$46
Warehouse openings, including relocations
United States	12	10	15
Canada	3	1	3
Other International	11	6	6
Total warehouse openings, including relocations	26	17	24
Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.
Interest Expense

	2013	2012	2011
Interest expense	$99	$95	$116
Interest expense in 2013 primarily relates to our $1,100 of 5.5% Senior Notes issued in fiscal 2007 and our $3,500 of Senior notes issued in December 2012 (described in further detail under the heading “Financing Activities” and in Note 4 to the consolidated financial statements included in Item 8 of this Report). The outstanding principal balance and associated interest on the $900 of 5.3% Senior Notes was paid in March 2012, resulting in a decrease in interest expense in 2012.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

Interest Income and Other, Net

	2013	2012	2011
Interest income	$44	$49	$41
Foreign-currency transaction gains, net	39	40	9
Other, net	14	14	10
Interest income and other, net	$97	$103	$60
2013 vs. 2012
The decrease in interest income in 2013 compared to 2012 was primarily attributable to lower interest rates earned on our U.S. cash balances. There was a decrease in the positive impact of net foreign-currency transaction gains resulting from the revaluation or settlement of monetary assets and monetary liabilities during the year. This was partially offset by a positive impact of mark-to-market adjustments related to foreign exchange contracts entered into by our foreign subsidiaries, as the U.S. dollar was slightly stronger in certain international locations compared to 2012. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.
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
Provision for Income Taxes

	2013	2012	2011
Provision for income taxes	$990	$1,000	$841
Effective tax rate	32.4%	36.1%	35.3%
2013 vs. 2012
Our provision for income taxes for 2013 was favorably impacted by nonrecurring net tax benefits of $77, primarily due to a $62 tax benefit recorded in the second quarter in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes.
2012 vs. 2011
Our provision for income taxes for 2012 was adversely impacted by nonrecurring net tax expense of $25 relating primarily to the following items: the adverse impact of an audit of Costco Mexico by the Mexican tax authority; the tax effects of a cash dividend declared by Costco Mexico; and the tax effects of nondeductible expenses for our contribution to an initiative reforming alcohol beverage laws in Washington State.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2013	2012	2011
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net cash provided by operating activities	$3,437	$3,057	$3,198
Net cash used in investing activities	(2,251)	(1,236)	(1,180)
Net cash provided by (used in) financing activities	44	(2,281)	(1,277)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investment balances. Cash and cash equivalents and short-term investments were $6,124 and $4,854 at the end of 2013 and 2012, respectively. Of these balances, approximately $1,254 and $1,161 at the end of 2013 and 2012, respectively, represented debit and credit card receivables, primarily related to sales in the last week of our fiscal year.
Net cash provided by operating activities totaled $3,437 in 2013 compared to $3,057 in 2012. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consist of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, utilities and credit card processing fees. Cash used in operations also includes payments for income taxes.
Net cash used in investing activities totaled $2,251 in 2013 compared to $1,236 in 2012. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. We opened a total of 26 and 17 new warehouses in 2013 and 2012, respectively, and plan to open 30 to 36 new warehouses in 2014. Net cash used for purchases of short-term investments in 2013 included the investment of the excess proceeds from the issuance of long-term debt (described below).
Net cash provided by financing activities totaled $44 in 2013, compared to $2,281 used in financing activities in 2012. Our cash provided by financing activities primarily resulted from the proceeds of the issuance of long-term debt, largely the issuance of $3,500 in aggregate principal amount of Senior Notes. The majority of these proceeds were used to fund the special cash dividend. Additionally, cash used for repurchases of our common stock was minimal in 2013. In 2012, cash used also included the repayment of long-term debt and purchase of the non-controlling interest in Costco Mexico.
The effect of changes in foreign-exchange rates decreased cash and cash equivalents by $114 in 2013, compared to $21 in 2012. This was predominately due to the weakening of the Canadian dollar and Japanese yen.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and we have no current plans to repatriate the cash, cash equivalents, and short-term investments held by these subsidiaries for use in the U.S. At September 1, 2013, cash and cash equivalents and short-term investments totaling $2,320 were held by these non-U.S. consolidated subsidiaries.
Dividends
In April 2013, our Board of Directors increased our quarterly cash dividend from $0.275 to $0.31 per share. Additionally, in November 2012, the Board of Directors declared a special cash dividend of $7.00 per share. This dividend was paid in December 2012 in the amount of $3,049. Our cash dividends paid in 2013 totaled $8.17 per share as compared to $1.03 per share in 2012.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

Contractual Obligations
As of September 1, 2013, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2014	2015 to 2016	2017 to 2018	2019 and thereafter	Total
Purchase obligations (merchandise)(1)	$5,573	$1	$—	$—	$5,574
Long-term debt(2)	106	1,510	2,426	1,440	5,482
Operating leases (3)	189	342	313	1,753	2,597
Purchase obligations (property, equipment, services and other)(4)	339	76	—	—	415
Construction commitments	465	—	—	—	465
Capital lease obligations(2)	17	33	32	338	420
Other(5)	14	21	24	50	109
Total	$6,703	$1,983	$2,795	$3,581	$15,062
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $150 to reflect sub-lease income.

(4)
The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)
Consists of $50 in asset retirement obligations, $55 in deferred compensation obligations, and $4 of current unrecognized tax benefits relating to uncertain tax positions. The total amount excludes $215 of deferred compensation, $53 of non-current unrecognized tax benefits, and $24 of other obligations due to uncertainty regarding the timing of future cash payments.

Expansion Plans
Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,300 to $2,500 during fiscal 2014 for real estate, construction, remodeling, equipment for warehouses and related operations, and the modernization of our information systems and related activities. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.
We plan to open 30 to 36 new warehouses in 2014. In 2013, we opened 26 new warehouses and spent a total of $2,083 on capital expenditures.
Bank Credit Facilities and Commercial Paper Programs
As of September 1, 2013, we had total borrowing capacity within our bank credit facilities of $700, of which $381 was maintained by our international operations. Of the $381 maintained by our international operations, $183 is guaranteed by the Company. We maintain bank credit facilities for working capital and general corporate purposes. There were $36 in outstanding short-term borrowings under the bank credit facilities at the end of 2013 and none outstanding as of the end of 2012. The Company has letter of credit facilities, for commercial and stand-by letters of credit, totaling $154. The outstanding commitments under these facilities at the end of 2013 totaled $96, including $91 million in stand-by letters of credit with expiration dates within one year. All of the bank credit facilities have various expiration dates, all within one year, and generally, we intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding at that time.
Financing Activities
In December 2012, we issued $3,500 in aggregate principal amount of Senior Notes as follows: $1,200 of 0.65% Senior Notes due December 7, 2015; $1,100 of 1.125% Senior Notes due December 15, 2017; and $1,200 of 1.7% Senior Notes due December 15, 2019. The proceeds from the issuance of these Senior Notes were used primarily to pay the special cash dividend

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

on our common stock. The balance of approximately $450 was used to invest in short-term investments. See Note 4 to the consolidated financial statements included in Item 8 of this Report for additional information.
In July 2013, our Japanese subsidiary entered into an approximately $102 three-year term loan (with a possible two year extension), bearing interest at 0.67%. Interest is payable semi-annually, and principal is due on June 30, 2016.
In May 2013, our Japanese subsidiary issued approximately $102 of 1.05% promissory notes through a private placement. Interest is payable semiannually, and principal is due in May 2023.
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
During 2013 and 2012, we repurchased 357,000 and 7,272,000 shares of common stock, at an average price of $96.41 and $84.75, totaling approximately $34 and $617, respectively. The remaining amount available to be purchased under our approved plan was $3,055 at the end of 2013. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
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
We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. Our Executive members qualify for a 2% reward (up to a maximum of approximately $750 per year), which can be redeemed only at Costco warehouses on qualified purchases made at Costco warehouses. We account for this reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, membership fee data, and warehouse number data) (Continued)

Investments
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
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements included in Item 8 of this Report for a detailed description of recent accounting pronouncements. We do not expect these accounting pronouncements to have a material impact on our results of operations, financial condition or liquidity in future periods.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (amounts in millions)
Our exposure to financial market risk results from fluctuations in interest rates and foreign currency exchange rates. We do not engage in speculative or leveraged transactions or hold or issue financial instruments for trading purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified among various instruments considered to be cash equivalents as defined in Note 1 to the consolidated financial statements included in Item 8 of this Report, as well as short-term investments in government and agency securities, and corporate notes and bonds with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest rate securities. These securities are subject to changes in fair value due to interest rate fluctuations.
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
Our Canadian and other international subsidiaries’ investments are primarily in money market funds, bankers’ acceptances, bank certificates of deposit and term deposits, generally denominated in their local currencies.
We performed a sensitivity analysis to determine the impact that a 100 basis-point change in interest rates would have on the value of our investment portfolio. At the end of 2013 and 2012, the incremental change in the fair market value was immaterial. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.
The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions and other factors. As of the end of 2013, the majority of our long-term debt is fixed rate Senior Notes, carried at $4,595. Fluctuations in interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
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
We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance, however, that this practice effectively mitigates counterparty risk. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the consolidated financial statements included in Item 8 of this Report for additional information on the fair value of open, unsettled forward foreign-exchange contracts at the end of 2013 and 2012. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at September 1, 2013 and September 2, 2012, would have decreased the fair value of the contracts by $45 and $28, respectively.
Commodity Price Risk
We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, primarily in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and, thus, require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data
The following documents are filed as part of Part II, Item 8 of this Report on the pages listed below:

Page
Reports of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets, as of September 1, 2013 and September 2, 2012	36
Consolidated Statements of Income, for the 52 weeks ended September 1, 2013, the 53 weeks ended September 2, 2012, and the 52 weeks ended August 28, 2011	37
Consolidated Statements of Comprehensive Income, for the 52 weeks ended September 1, 2013, the 53 weeks ended September 2, 2012, and the 52 weeks ended August 28, 2011	38
Consolidated Statements of Equity, for the 52 weeks ended September 1, 2013, the 53 weeks ended September 2, 2012, and the 52 weeks ended August 28, 2011	39
Consolidated Statements of Cash Flows, for the 52 weeks ended September 1, 2013, the 53 weeks ended September 2, 2012, and the 52 weeks ended August 28, 2011	40
Notes to Consolidated Financial Statements	41
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made

Item 9A—Controls and Procedures (Continued)

only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 1, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 1, 2013. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President and Chief Executive Officer

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President and Chief Financial Officer
Item 9B—Other Information (amounts in whole dollars)
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.

As reported in the Company’s prior quarterly report filed on Form 10-Q for the quarter ended May 12, 2013, in the fourth quarter of 2013, the Company canceled a business membership at our Japan subsidiary in the name of the Embassy of the Islamic Republic of Iran. The cancellation of this membership was initiated in June 2013, although the members inadvertently were able to make purchases until August 2013.  $1,032 in revenue and an estimated $13 in net profits were earned in the fourth quarter of 2013.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2014 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
2.Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.
3.Exhibits:
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
October 16, 2013

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ W. CRAIG JELINEK	October 16, 2013
W. Craig Jelinek President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 16, 2013
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD A. GALANTI	October 16, 2013
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 16, 2013
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ BENJAMIN S. CARSON, SR., M.D.	October 16, 2013
Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 16, 2013
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 16, 2013
Daniel J. Evans Director

By	/S/ WILLIAM H. GATES	October 16, 2013
William H. Gates Director

By	/S/ HAMILTON E. JAMES	October 16, 2013
Hamilton E. James Director

By	/S/ RICHARD M. LIBENSON	October 16, 2013
Richard M. Libenson Director

By	/S/ JOHN W. MEISENBACH	October 16, 2013
John W. Meisenbach Director

By	/S/ CHARLES T. MUNGER	October 16, 2013
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 16, 2013
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 16, 2013
Jill S. Ruckelshaus Director

By	/S/ JAMES D. SINEGAL	October 16, 2013
James D. Sinegal Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Costco Wholesale Corporation:
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of September 1, 2013 and September 2, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week period ended September 1, 2013, the 53-week period ended September 2, 2012 and the 52-week period ended August 28, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costco Wholesale Corporation and subsidiaries as of September 1, 2013 and September 2, 2012, and the results of their operations and their cash flows for the 52-week period ended September 1, 2013, the 53-week period ended September 2, 2012, and the 52-week period ended August 28, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Costco Wholesale Corporation’s internal control over financial reporting as of September 1, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 16, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
October 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Costco Wholesale Corporation:
We have audited Costco Wholesale Corporation’s internal control over financial reporting as of September 1, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 1, 2013 and September 2, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the 52-week period ended September 1, 2013, the 53-week period ended September 2, 2012 and the 52-week period ended August 28, 2011, and our report dated October 16, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
October 16, 2013

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	September 1, 2013	September 2, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,644	$3,528
Short-term investments	1,480	1,326
Receivables, net	1,201	1,026
Merchandise inventories	7,894	7,096
Deferred income taxes and other current assets	621	550
Total current assets	15,840	13,526
PROPERTY AND EQUIPMENT
Land	4,409	4,032
Buildings and improvements	11,556	10,879
Equipment and fixtures	4,472	4,261
Construction in progress	585	374
	21,022	19,546
Less accumulated depreciation and amortization	(7,141)	(6,585)
Net property and equipment	13,881	12,961
OTHER ASSETS	562	653
TOTAL ASSETS	$30,283	$27,140
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,872	$7,303
Accrued salaries and benefits	2,037	1,832
Accrued member rewards	710	661
Accrued sales and other taxes	382	397
Deferred membership fees	1,167	1,101
Other current liabilities	1,089	966
Total current liabilities	13,257	12,260
LONG-TERM DEBT, excluding current portion	4,998	1,381
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,016	981
Total liabilities	19,271	14,622
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 436,839,000 and 432,350,000 shares issued and outstanding	2	2
Additional paid-in capital	4,670	4,369
Accumulated other comprehensive (loss) income	(122)	156
Retained earnings	6,283	7,834
Total Costco stockholders’ equity	10,833	12,361
Noncontrolling interests	179	157
Total equity	11,012	12,518
TOTAL LIABILITIES AND EQUITY	$30,283	$27,140

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 1, 2013	September 2, 2012	August 28, 2011
REVENUE
Net sales	$102,870	$97,062	$87,048
Membership fees	2,286	2,075	1,867
Total revenue	105,156	99,137	88,915
OPERATING EXPENSES
Merchandise costs	91,948	86,823	77,739
Selling, general and administrative	10,104	9,518	8,691
Preopening expenses	51	37	46
Operating income	3,053	2,759	2,439
OTHER INCOME (EXPENSE)
Interest expense	(99)	(95)	(116)
Interest income and other, net	97	103	60
INCOME BEFORE INCOME TAXES	3,051	2,767	2,383
Provision for income taxes	990	1,000	841
Net income including noncontrolling interests	2,061	1,767	1,542
Net income attributable to noncontrolling interests	(22)	(58)	(80)
NET INCOME ATTRIBUTABLE TO COSTCO	$2,039	$1,709	$1,462
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$4.68	$3.94	$3.35
Diluted	$4.63	$3.89	$3.30
Shares used in calculation (000’s)
Basic	435,741	433,620	436,119
Diluted	440,512	439,373	443,094
CASH DIVIDENDS DECLARED PER COMMON SHARE	$8.17	$1.03	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 1, 2013	September 2, 2012	August 28, 2011
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$2,061	$1,767	$1,542
Foreign-currency translation adjustment and other, net	(278)	(96)	275
Comprehensive income	1,783	1,671	1,817
Less: Comprehensive income attributable to noncontrolling interests	22	24	104
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,761	$1,647	$1,713

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 29, 2010	433,510	$2	$4,115	$122	$6,590	$10,829	$101	$10,930
Initial consolidation of noncontrolling interest in Costco Mexico	—	—	—	—	—	—	357	357
Net income	—	—	—	—	1,462	1,462	80	1,542
Foreign-currency translation adjustment and other, net	—	—	—	251	—	251	24	275
Stock-based compensation	—	—	207	—	—	207	—	207
Stock options exercised, including tax effects	7,245	—	332	—	—	332	—	332
Release of vested restricted stock units (RSUs), including tax effects	2,385	—	(51)	—	—	(51)	—	(51)
Conversion of convertible notes	65	—	2	—	—	2	—	2
Repurchases of common stock	(8,939)	—	(89)	—	(552)	(641)	—	(641)
Cash dividends declared	—	—	—	—	(389)	(389)	—	(389)
Investment by noncontrolling interest	—	—	—	—	—	—	9	9
BALANCE AT AUGUST 28, 2011	434,266	2	4,516	373	7,111	12,002	571	12,573
Net income	—	—	—	—	1,709	1,709	58	1,767
Foreign-currency translation adjustment and other, net	—	—	—	(62)	—	(62)	(34)	(96)
Stock-based compensation	—	—	241	—	—	241	—	241
Stock options exercised, including tax effects	2,756	—	142	—	—	142	—	142
Release of vested RSUs, including tax effects	2,554	—	(76)	—	—	(76)	—	(76)
Conversion of convertible notes	46	—	2	—	—	2	—	2
Repurchases of common stock	(7,272)	—	(77)	—	(540)	(617)	—	(617)
Cash dividends declared	—	—	—	—	(446)	(446)	—	(446)
Distribution to noncontrolling interest	—	—	—	—	—	—	(183)	(183)
Purchase of noncontrolling interest in Costco Mexico	—	—	(379)	(155)	—	(534)	(255)	(789)
BALANCE AT SEPTEMBER 2, 2012	432,350	2	4,369	156	7,834	12,361	157	12,518
Net income	—	—	—	—	2,039	2,039	22	2,061
Foreign-currency translation adjustment and other, net	—	—	—	(278)	—	(278)	—	(278)
Stock-based compensation	—	—	285	—	—	285	—	285
Stock options exercised, including tax effects	1,435	—	75	—	—	75	—	75
Release of vested RSUs, including tax effects	2,609	—	(85)	—	—	(85)	—	(85)
Conversion of convertible notes	802	—	30	—	—	30	—	30
Repurchases of common stock	(357)	—	(4)	—	(30)	(34)	—	(34)
Cash dividends declared	—	—	—	—	(3,560)	(3,560)	—	(3,560)
BALANCE AT SEPTEMBER 1, 2013	436,839	$2	$4,670	$(122)	$6,283	$10,833	$179	$11,012
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 1, 2013	September 2, 2012	August 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,061	$1,767	$1,542
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	946	908	855
Stock-based compensation	285	241	207
Excess tax benefits on stock-based awards	(61)	(64)	(45)
Other non-cash operating activities, net	(7)	28	23
Deferred income taxes	7	(3)	84
Changes in operating assets and liabilities, net of the initial consolidation of Costco Mexico at the beginning of fiscal 2011:
Increase in merchandise inventories	(898)	(490)	(642)
Increase in accounts payable	718	338	804
Other operating assets and liabilities, net	386	332	370
Net cash provided by operating activities	3,437	3,057	3,198
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(2,572)	(2,048)	(3,276)
Maturities of short-term investments	2,141	1,821	2,614
Sales of investments	244	482	602
Additions to property and equipment	(2,083)	(1,480)	(1,290)
Increase resulting from initial consolidation of Costco Mexico	0	0	165
Other investing activities, net	19	(11)	5
Net cash used in investing activities	(2,251)	(1,236)	(1,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(70)	457	(514)
Repayments of short-term borrowings	(287)	(114)	(105)
Proceeds from short-term borrowings	326	114	79
Proceeds from issuance of long-term debt	3,717	130	0
Repayments of long-term debt	0	(900)	0
(Distribution to) investment by noncontrolling interests	(22)	(161)	9
Proceeds from exercise of stock options	52	109	285
Minimum tax withholdings on stock-based awards	(121)	(107)	(61)
Excess tax benefits on stock-based awards	61	64	45
Repurchases of common stock	(36)	(632)	(624)
Cash dividend payments	(3,560)	(446)	(389)
Purchase of noncontrolling interest in Costco Mexico	0	(789)	0
Other financing activities, net	(16)	(6)	(2)
Net cash provided by (used in) financing activities	44	(2,281)	(1,277)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(114)	(21)	54
Net increase (decrease) in cash and cash equivalents	1,116	(481)	795
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,528	4,009	3,214
CASH AND CASH EQUIVALENTS END OF YEAR	$4,644	$3,528	$4,009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $12, $10 and $9, interest capitalized in 2013, 2012 and 2011, respectively)	$86	$112	$111
Income taxes	$1,001	$956	$742
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued property and equipment	$40	$—	$—
Property acquired under capital leases	$11	$18	$0
Unsettled repurchases of common stock	$0	$2	$17
Distribution declared but not paid to noncontrolling interest	$0	$22	$0
Common stock issued upon conversion of 3.5% Zero Coupon Convertible Subordinated Notes	$30	$2	$2
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 1, 2013, Costco operated 634 warehouses worldwide: 451 United States (U.S.) locations (in 41 U.S. states, Washington, D.C., and Puerto Rico), 85 Canadian locations, 33 Mexico locations, 25 United Kingdom (U.K.) locations, 18 Japan locations, 10 Taiwan locations, 9 Korea locations, and 3 Australia locations. The Company's online business operates websites in the U.S., Canada, and the U.K.
Basis of Presentation
The consolidated financial statements include the accounts of Costco Wholesale Corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments, or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. In July 2012, Costco purchased its former joint venture partner’s 50% equity interest in Costco Mexico. The Company’s net income excludes income attributable to noncontrolling interests in its operations in Mexico prior to the July 2012 acquisition of the 50% noncontrolling interest, Taiwan, and Korea. Subsequent to the acquisition date, 100% of Mexico’s operations are included in “net income attributable to Costco.” Unless otherwise noted, references to net income relate to net income attributable to Costco.
In 2011 and prior to the July 2012 acquisition of the 50% noncontrolling interest in Mexico, the financial position and results of Mexico’s operations were fully consolidated, and the joint venture partner’s share was included in “net income attributable to noncontrolling interests” due to the adoption of a new accounting standard. The initial consolidation of Mexico increased total assets, liabilities, and revenue by approximately 3%, with no impact on net income or net income per common share attributable to Costco. The Company’s equity method investment in Mexico as of August 29, 2010 was derecognized and the noncontrolling interest in Mexico totaling $357 was recognized as part of the initial consolidation of the joint venture on August 30, 2010 as shown in the accompanying consolidated statements of equity.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2013 relate to the 52-week fiscal year ended September 1, 2013. References to 2012 and 2011 relate to the 53-week and 52-week fiscal years ended September 2, 2012 and August 28, 2011, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
Reclassifications
Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not have a material impact on the Company’s previously reported consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
The Company considers as cash and cash equivalents all highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions with settlement terms of up to one week. Credit and debit card receivables were $1,254 and $1,161 at the end of 2013 and 2012, respectively.
Short-Term Investments
In general, short-term investments have a maturity at the date of purchase of three months to five years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest income and other, net in the consolidated statements of income. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Receivables, Net
Receivables consist of the following at the end of 2013 and 2012:

	2013	2012
Vendor receivables	$581	$545
Reinsurance receivables	238	226
Receivables from governmental entities	228	87
Third-party pharmacy receivables	102	104
Other receivables, net	52	64
Receivables, net	$1,201	$1,026

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
Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The receivable balance primarily represents amounts ceded through reinsurance arrangements, and are reflected on a gross basis, separate from the amounts assumed under reinsurance, which are presented on a gross basis within other current liabilities on the consolidated balance sheets. Receivables from governmental entities largely consist of tax-related items. Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies for the amount above their co-pay, which is collected at the point-of-sale.
Receivables are recorded net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2013, 2012, and 2011.
Merchandise Inventories
Merchandise inventories consist of the following at the end of 2013 and 2012:

	2013	2012
United States (primarily LIFO)	$5,560	$4,967
Foreign (FIFO)	2,334	2,129
Merchandise inventories	$7,894	$7,096
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
Due to net deflationary trends in 2013, a benefit of $27 was recorded to merchandise costs, to reduce the cumulative LIFO valuation on merchandise inventories. Due to net inflationary trends in 2012 and 2011, merchandise inventories valued at LIFO were lower than FIFO, resulting in a charge to merchandise costs of $21 and $87, respectively. At the end of 2013 and 2012, the cumulative impact of the LIFO valuation on merchandise inventories was $81 and $108, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
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
Property and Equipment
Property and equipment are stated at cost. In general, new building additions are separated into components, each with its own estimated useful life, generally five to fifty years for buildings and improvements and three to twenty years for equipment and fixtures. Depreciation and amortization expense is computed using the straight-line method over estimated useful lives or the lease term, if shorter. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably assured at the date the leasehold improvements are made.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life of an asset are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held for sale were not material at the end of 2013 or 2012.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the group’s net carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or other valuation techniques. Impairment charges, included in selling, general and administrative expenses on the consolidated statements of income, in 2013, 2012, and 2011 were immaterial.
The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. These costs are included in equipment and fixtures, and amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.
Other Assets
Other assets consist of the following at the end of 2013 and 2012:

	2013	2012
Prepaid rents, lease costs, and long-term deposits	$236	$230
Receivables from governmental entities	128	225
Cash surrender value of life insurance	74	76
Goodwill, net	63	66
Other	61	56
Other Assets	$562	$653
Receivables from governmental entities largely consists of various tax-related items including amounts deposited with taxing authorities in connection with ongoing income tax audits and non-current deferred tax assets. The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period. Goodwill resulting from certain business combinations is reviewed for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Accounts Payable
The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2013 and 2012 are $493 and $565, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.
Insurance/Self-Insurance Liabilities
The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2013 and 2012, these insurance liabilities were $727 and $688 in the aggregate, respectively, and were included in accounts payable, accrued salaries and benefits, and other current liabilities on the consolidated balance sheets, classified based on their nature.
The Company’s wholly-owned captive insurance subsidiary (the captive) receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party members. The reinsurance agreement is one year in duration, and new agreements are entered into by each participant at their discretion at the commencement of the next calendar year. The member agreements and practices of the reinsurance program limit any participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the annual agreement.
Other Current Liabilities
Other current liabilities consist of the following at the end of 2013 and 2012:

	2013	2012
Insurance-related liabilities	$346	$308
Deferred sales	204	159
Cash card liability	159	133
Other current liabilities	162	135
Sales return reserve	95	86
Tax-related liabilities	77	88
Vendor consideration liabilities	46	57
Other current liabilities	$1,089	$966
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $458 and $284 at the end of 2013 and 2012, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2013 and 2012.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2013, 2012, and 2011.
The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.
Foreign Currency
The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss). Revenues and expenses of the Company’s consolidated foreign operations are translated at average exchange rates prevailing during the year.
The Company recognizes foreign-currency transaction gains and losses related to revaluing all monetary assets and revaluing or settling monetary liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts.
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
The Company accounts for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. The Company’s Executive Members qualify for a 2% reward (up to a maximum of $750 per year on qualified purchases), which can be redeemed at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability (classified as accrued member rewards on the consolidated balance sheets) are computed after giving effect to the estimated impact of non-redemptions based on historical data. The net reduction in sales was $970, $900, and $790 in 2013, 2012, and 2011, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Merchandise Costs
Merchandise costs consist of the purchase price of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, utilities, and depreciation on production equipment in fresh foods and certain ancillary departments.
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

While options and RSUs granted to employees generally vest over five years, all grants allow for quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The Company does not reduce stock-based compensation for an estimate of forfeitures because the estimate is inconsequential in light of historical experience and considering the awards vest on a quarterly basis. The impact of actual forfeitures arising in the event of involuntary termination is recognized as actual forfeitures occur. Stock options have a ten-year term. Stock-based compensation expense is predominantly included in selling, general and administrative expenses on the consolidated statements of income. See Note 7 for additional information on the Company’s stock-based compensation plans.
Leases
The Company leases land and/or buildings at warehouses and certain other office and distribution facilities, primarily under operating leases. Operating leases expire at various dates through 2062, with the exception of one lease in the Company’s United Kingdom subsidiary, which expires in 2151. These leases generally contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third-party purchase offer.
The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease and any exercised extension options, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on price indices, and some of the leases provide for rents based on the greater of minimum guaranteed amounts or sales volume.
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
The Company’s asset retirement obligations (ARO) are primarily related to leasehold improvements that at the end of a lease must be removed in order to comply with the lease agreement. These obligations are recorded as a liability with an offsetting

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

capital asset at the inception of the lease term based upon the estimated fair market value of the costs to remove the leasehold improvements. These liabilities are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The capitalized ARO assets are depreciated using the same depreciation convention as the respective leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases amounted to $50 and $44 at the end of 2013 and 2012, respectively, and are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.
Preopening Expenses
Preopening expenses related to new warehouses, new regional offices and other startup operations are expensed as incurred.
Interest Income and Other, Net
Interest income and other, net includes:

	2013	2012	2011
Interest income	$44	$49	$41
Foreign-currency transactions gains, net	39	40	9
Other, net	14	14	10
Interest income and other, net	$97	$103	$60
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Stock Repurchase Programs
Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 6 for additional information.
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued guidance that eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or to present the information in two separate but consecutive statements. The new guidance must be applied retrospectively and was effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013.
In September 2011, the FASB issued guidance to amend the rules related to testing goodwill for impairment. The revised guidance allows an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform further impairment tests. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance at the beginning of its first quarter of 2013. Adoption of this guidance had no impact on the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2013, the FASB issued guidance related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income cross-references to other disclosures required under U.S. GAAP are required to provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2014. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)

Note 2—Investments
The Company’s investments at the end of 2013 and 2012, were as follows:

2013:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities(1)	$1,263	$0	$1,263
Corporate notes and bonds	9	0	9
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,277	0	1,277
Held-to-maturity:
Certificates of deposit	124		124
Bankers' acceptances	79		79
Total held-to-maturity	203		203
Total Short-Term Investments	$1,480	$0	$1,480
_______________

(1)	Includes U.S. and Canadian government and agency securities.

2012:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
U.S. government and agency securities	$776	$6	$782
Corporate notes and bonds	54	0	54
FDIC-insured corporate bonds	35	0	35
Asset and mortgage-backed securities	8	0	8
Total available-for-sale	873	6	879
Held-to-maturity:
Certificates of deposit	447		447
Total Short-Term Investments	$1,320	$6	$1,326
Gross unrealized gains and losses on available-for-sale securities were not material in 2013. At the end of 2013, none of the Company's available-for-sale securities were in a continuous unrealized-loss position, nor were there any gross unrealized gains and losses on cash equivalents. At the end of 2012 and 2011, the Company’s available-for-sale securities that were in continuous unrealized-loss position and gross unrealized gains and losses on cash equivalents were not material.
The proceeds from sales of available-for-sale securities were $244, $482, and $602 during 2013, 2012, and 2011, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2013, 2012, and 2011.
The maturities of available-for-sale and held-to-maturity securities at the end of 2013, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$628	$628	$203
Due after one year through five years	632	632	0
Due after five years	17	17	0
	$1,277	$1,277	$203

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information at the end of 2013 and 2012, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2013:	Level 1	Level 2
Money market mutual funds(1)	$87	$0
Investment in government and agency securities(2)	0	1,263
Investment in corporate notes and bonds	0	9
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(3)	0	3
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)
Total	$87	$1,277

2012:	Level 1	Level 2
Money market mutual funds(1)	$77	$0
Investment in U.S. government and agency securities(2)	0	794
Investment in corporate notes and bonds	0	54
Investment in FDIC-insured corporate bonds	0	35
Investment in asset and mortgage-backed securities	0	8
Forward foreign-exchange contracts, in asset position(3)	0	1
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)
Total	$77	$889
 _______________

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)
There were no securities included in cash and cash equivalents and $1,263 included in short-term investments in the accompanying consolidated balance sheets at the end of 2013. $12 and $782 included in cash and cash equivalents and short-term investments, respectively, in the accompanying consolidated balance sheets at the end of 2012.

(3)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

At the end of 2013, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. At the end of 2012, the Company's holdings of Level 3 financial assets and liabilities were immaterial. There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during 2013, and they were immaterial during 2012. There were no transfers in or out of Level 1, 2, or 3 during 2013 and 2012.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2013 and 2012. See Note 4 for discussion on the fair value of long-term debt.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during 2013 and 2012 were immaterial.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)

Note 4—Debt
Short-Term Borrowings
The Company enters into various short-term bank credit facilities, totaling $700 and $438 in 2013 and 2012, respectively. At the end of 2013, $36 was outstanding under these credit facilities, with interest rates ranging from 0.10% to 4.31%, and is included within other current liabilities in the accompanying consolidated balance sheets.  There were no outstanding borrowings at the end of 2012.
The weighted average borrowings, maximum borrowings, and weighted average interest rate under all short-term borrowing arrangements, were as follows for 2013 and 2012:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
2013:
Bank borrowings:
Japan	$157	$56	0.56%
Bank overdraft facility:
United Kingdom	14	4	1.50
2012:
Bank borrowings:
Japan	$83	$57	0.58%
Bank overdraft facility:
United Kingdom	3	0	1.50

Long-Term Debt
In July 2013, the Company’s Japanese subsidiary entered into an approximately $102 three-year term loan (with a possible two year extension), bearing interest at 0.67%. Interest is payable semi-annually and principal is due on June 30, 2016. This debt is included in other long-term debt in the table below and is classified as a Level 2 measurement in the fair value hierarchy.
In May 2013, the Company's Japanese subsidiary issued approximately $102 of 1.05% promissory notes through a private placement. Interest is payable semi-annually, and principal is due in May 2023. These notes are included in other long-term debt in the table below and are classified as a Level 3 measurement in the fair value hierarchy.
In December 2012, the Company issued $3,500 in aggregate principle amount of Senior Notes (December 2012 Notes collectively) as follows: $1,200 of 0.65% Senior Notes due December 7, 2015 (0.65% Notes); $1,100 of 1.125% Senior Notes due December 15, 2017 (1.125% Notes); and $1,200 of 1.7% Senior Notes due December 15, 2019 (1.7% Notes). Interest is payable on the 0.65% Notes semi-annually on June 7 and December 7 of each year until its maturity date. On the 1.125% and 1.7% Notes, interest is due semi-annually on June 15 and December 15 of each year until its maturity date. The Company, at its option, may redeem the December 2012 Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the December 2012 Notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the December 2012 Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the December 2012 Notes. The discount and issuance costs associated with the December 2012 Notes are being amortized to interest expense over the terms of the notes. The December 2012 Notes are classified as a Level 2 measurement in the fair value hierarchy.
In October and December 2011, the Company’s Japanese subsidiary issued two series of 1.18% Yen-denominated promissory notes through a private placement. For both series, interest is payable semi-annually, and principal is due in October 2018. These notes are included in other long-term debt in the table below and are classified as a Level 3 measurement in the fair value hierarchy.
In June 2008, the Company’s Japanese subsidiary entered into a ten-year term loan with a variable rate of interest of Yen TIBOR (6-month) plus a 0.35% margin (0.68% and 0.78% at the end of 2013 and 2012, respectively) on the outstanding

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 4—Debt (Continued)

balance. Interest is payable semi-annually and principal is due in June 2018. This debt is included in other long-term debt in the table below and is classified as a Level 3 measurement in the fair value hierarchy.
In October 2007, the Company’s Japanese subsidiary issued promissory notes through a private placement, bearing interest at 2.695%. Interest is payable semi-annually, and principal is due in October 2017. These notes are included in other long-term debt in the table below and are classified as a Level 3 measurement in the fair value hierarchy.
In February 2007, the Company issued $1,100 of 5.5% Senior Notes due March 15, 2017 at a discount of $6 (the 2007 Senior Note). Interest is payable semi-annually on March 15 and September 15 of each year until its maturity date. The discount and issuance costs associated with the Senior Note is being amortized to interest expense over the term of the note. The Company, at its option, may redeem the 2007 Senior Note at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Note to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Note at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Note. This note is classified as a Level 2 measurement in the fair value hierarchy.
In August 1997, the Company sold $900 principal amount at maturity 3.5% Zero Coupon Convertible Subordinated Notes (Zero Coupon Notes) due in August 2017. The Zero Coupon Notes were priced with a yield to maturity of 3.5%, resulting in gross proceeds to the Company of $450. The remaining Zero Coupon Notes outstanding are convertible into a maximum of 30,000 shares of Costco Common Stock shares at an initial conversion price of $22.71. The Company, at its option, may redeem the Zero Coupon Notes (at the discounted issue price plus accrued interest to date of redemption). At the end of 2013, $899 in principal amount of Zero Coupon Notes had been converted by note holders into shares of Costco Common Stock. These notes are included in other long-term debt in the table below and are classified as a Level 2 measurement in the fair value hierarchy.
The carrying value and estimated fair value of the Company’s long-term debt at the end of 2013 and 2012 consisted of the following:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,098	$1,248	$1,097	$1,325
0.65% Senior Notes due December 2015	1,199	1,200	0	0
1.125% Senior Notes due December 2017	1,100	1,065	0	0
1.7% Senior Notes due December 2019	1,198	1,157	0	0
Other long-term debt	403	412	285	338
Total long-term debt	4,998	5,082	1,382	1,663
Less current portion	0	0	1	1
Long-term debt, excluding current portion	$4,998	$5,082	$1,381	$1,662
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit. Substantially all of the Company's long-term debt is classified as Level 2.
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2014	$0
2015	0
2016	1,301
2017	1,099
2018	1,196
Thereafter	1,402
Total	$4,998

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)

Note 5—Leases
Operating Leases
The aggregate rental expense for 2013, 2012 and 2011 was $225, $220, and $208, respectively. Sub-lease income, included in interest income and other, net, and contingent rents are not material.
Capital Leases
Gross assets recorded under capital leases were $201 and $187, at the end of 2013 and 2012, respectively. These assets are recorded net of accumulated amortization of $28 and $19 at the end of 2013 and 2012, respectively.
At the end of 2013, future minimum payments, net of sub-lease income of $150 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases
2014	$189	$17
2015	175	17
2016	167	16
2017	160	16
2018	153	16
Thereafter	1,753	338
Total	$2,597	420
Less amount representing interest		(224)
Net present value of minimum lease payments		196
Less current installments(1)		(4)
Long-term capital lease obligations less current installments(2)		$192
_______________

(1)	Included in other current liabilities.

(2)	Included in deferred income taxes and other liabilities.
Note 6—Stockholders’ Equity
Dividends
The Company’s current quarterly dividend rate is $0.31 per share. In December 2012, the Company paid a special cash dividend of $7.00 per share, totaling approximately $3,049.
Stock Repurchase Programs
The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors approved in April 2011, which expires in April 2015. As of the end of 2013, the total amount repurchased under this plan was $945. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2013	357	$96.41	$34
2012	7,272	84.75	617
2011	8,939	71.74	641
These amounts differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 6—Stockholders’ Equity (Continued)

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income, net of tax where applicable, was $(122) and $156 at the end of 2013 and 2012, respectively, and was comprised primarily of unrealized foreign-currency translation adjustments. In 2012, as part of the acquisition of the noncontrolling interest in Mexico, the Company reclassified $155 of accumulated unrealized losses on foreign-currency translation adjustments to Costco’s accumulated other comprehensive income. This balance was previously included as a component of non-controlling interest.
Note 7—Stock-Based Compensation Plans
The Company grants stock-based compensation to employees and non-employee directors. Stock option awards were granted under the Amended and Restated 2002 Stock Incentive Plan, amended as of January 2006 (Second Restated 2002 Plan), and predecessor plans until, effective in the fourth quarter of fiscal 2006, the Company began awarding restricted stock units (RSUs) under the Second Restated 2002 Plan in lieu of stock options. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. Under revisions in the Fourth Restated 2002 Plan in the fourth quarter of fiscal 2008, grants of RSUs are subject, upon certain terminations of employment, to quarterly vesting. Employees who attain certain years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The first grant impacted by these amendments occurred in the first quarter of fiscal 2009. Each share issued in respect of stock bonus or stock unit awards is counted as 1.75 shares toward the limit of shares made available under the Fourth Restated 2002 Plan. The Sixth Restated 2002 Plan (Sixth Plan), amended in the second quarter of fiscal 2012, is the Company’s only stock-based compensation plan with shares available for grant at the end of 2013. The Sixth Plan authorizes the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares previously authorized. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Vested RSUs are generally delivered to participants annually, net of minimum statutory withholding taxes.
As required by the Company’s Sixth Plan, in conjunction with the special cash dividend discussed in Note 6, adjustments were made to awards outstanding on the dividend record date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased; and (ii) the exercise prices of outstanding stock options were reduced and the number of shares subject to such options was increased. The number of outstanding stock options and RSUs was increased by multiplying the number of outstanding shares by a factor of 1.0763, representing the ratio of the NASDAQ closing price of $105.95 on December 5, 2012, which was the last trading day immediately prior to the ex-dividend date, to the NASDAQ opening price of $98.44 on the ex-dividend date, December 6, 2012. The exercise prices of stock options were reduced by multiplying the prices by a factor of 0.9291, representing the ratio of the NASDAQ opening price on the ex-dividend date to the NASDAQ closing price on December 5. Approximately 2,905,000 stock options were adjusted, and approximately 9,676,000 RSUs were adjusted. These adjustments did not result in additional stock-based compensation expense, as the fair value of the outstanding awards did not change. As further required by the Sixth Plan, the maximum number of shares issuable under the Sixth Plan was also proportionally adjusted, which resulted in an additional 1,362,000 shares (778,000 RSUs) available to be granted.
Summary of Stock Option Activity
All outstanding stock options were fully vested and exercisable at the end of 2013 and 2012. The following table summarizes stock option transactions during 2013:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2012	3,161	$40.90
Exercised	(1,435)	36.22
Special cash dividend	221	N/A
Outstanding at the end of 2013	1,947	$39.70	1.38	$140
 _______________

(1)	The difference between the exercise price and market value of common stock at the end of 2013.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

The following is a summary of stock options outstanding at the end of 2013:

	Options Outstanding and Exercisable
Range of Prices(1)	Number of Options (in 000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$34.71–$40.69	1,775	1.36	$39.39
$42.73–$43.17	172	1.59	42.93
	1,947	1.38	$39.70
 _______________
(1) Prices include the effect of the special cash dividend noted above.
The tax benefits realized, derived from the compensation deductions resulting from the option exercises, and intrinsic value related to total stock options exercised during 2013, 2012, and 2011 are provided in the following table:

	2013	2012	2011
Actual tax benefit realized for stock options exercised	$33	$50	$78
Intrinsic value of stock options exercised(1)	$94	$137	$227
_______________
(1) The difference between the exercise price and market value of common stock measured at each individual exercise date.
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the Company provides for accelerated vesting for employees and non-employee directors who have attained 25 or more years and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2013, 11,174,000 shares were available to be granted as RSUs under the Sixth Restated 2002 Plan.
The following awards were outstanding at the end of 2013:

•	9,355,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
726,000 performance-based RSUs, of which 350,000 were granted to certain executive officers subject to the certification of the attainment of specified performance targets for 2013, which occurred in September 2013. These RSUs vest upon continued employment over specified periods of time.

The following table summarizes RSU transactions during 2013:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2012	9,260	$66.14
Granted	4,192	90.99
Vested and delivered	(3,872)	67.17
Forfeited	(231)	71.19
Special cash dividend	732	N/A
Outstanding at the end of 2013	10,081	$72.52
The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2013 was $504 and the weighted-average period of time over which this cost will be recognized is 1.7 years. Included in the outstanding balance at the end of 2013 were approximately 3,100,000 RSUs vested but not yet delivered.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2013	2012	2011
Stock-based compensation expense before income taxes	$285	$241	$207
Less recognized income tax benefit	(94)	(79)	(67)
Stock-based compensation expense, net of income taxes	$191	$162	$140
Note 8—Retirement Plans
The Company has a 401(k) Retirement Plan available to all U.S. employees who have completed 90 days of employment. For all U.S. employees, with the exception of California union employees, the plan allows pre-tax deferrals, which the Company matches (50% of the first one thousand dollars of employee contributions). In addition, the Company provides each eligible participant an annual discretionary contribution based on salary and years of service.
California union employees are allowed to make pre-tax deferrals into the 401(k) plan, which the Company matches (50% of the first five hundred dollars of employee contributions) and provides each eligible participant a contribution based on hours worked and years of service.
California union employees participate in a defined benefit plan sponsored by their union under a multi-employer plan, and the Company makes contributions to this plan based upon its union agreement. The Company’s contributions to this plan are not material to the Company’s consolidated financial statements.
The Company has a defined contribution plan for Canadian employees and contributes a percentage of each employee’s salary. Certain Other International operations have defined benefit and defined contribution plans that are not significant. Amounts expensed under all plans were $409, $382, and $345 for 2013, 2012, and 2011, respectively, and were included in selling, general and administrative expenses and merchandise costs in the accompanying consolidated statements of income.
Note 9—Income Taxes
Income before income taxes is comprised of the following:

	2013	2012	2011
Domestic (including Puerto Rico)	$2,070	$1,809	$1,526
Foreign	981	958	857
Total	$3,051	$2,767	$2,383

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 9—Income Taxes (Continued)

The provisions for income taxes for 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Federal:
Current	$572	$591	$409
Deferred	16	12	74
Total federal	588	603	483
State:
Current	109	100	78
Deferred	4	2	14
Total state	113	102	92
Foreign:
Current	302	312	270
Deferred	(13)	(17)	(4)
Total foreign	289	295	266
Total provision for income taxes	$990	$1,000	$841
Tax benefits associated with the exercise of employee stock options and other employee stock programs were allocated to equity attributable to Costco in the amount of $59, $65, and $59, in 2013, 2012, and 2011, respectively.
The reconciliation between the statutory tax rate and the effective rate for 2013, 2012, and 2011 is as follows:

	2013		2012		2011
Federal taxes at statutory rate	$1,068	35.0%	$969	35.0%	$834	35.0%
State taxes, net	66	2.1	59	2.1	55	2.4
Foreign taxes, net	(87)	(2.8)	(61)	(2.2)	(66)	(2.8)
Employee stock ownership plan (ESOP)	(65)	(2.1)	(7)	(0.3)	(6)	(0.3)
Other	8	0.2	40	1.5	24	1.0
Total	$990	32.4%	$1,000	36.1%	$841	35.3%

The Company’s provision for income taxes for 2013 was favorably impacted by a $62 nonrecurring tax benefit in connection with the special cash dividend of $7.00 per share paid by the Company to employees, who through the Company's 401(k) Retirement Plan owned 22,600,000 shares of Company stock through an ESOP. Dividends paid on these shares are deductible for U.S. income tax purposes.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 9—Income Taxes (Continued)

The components of the deferred tax assets (liabilities) are as follows:

	2013	2012
Equity compensation	$80	$79
Deferred income/membership fees	130	148
Accrued liabilities and reserves	530	461
Other	42	55
Property and equipment	(558)	(522)
Merchandise inventories	(190)	(182)
Net deferred tax assets	$34	$39
The deferred tax accounts at the end of 2013 and 2012 include current deferred income tax assets of $422 and $393 respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $62 and $58, respectively, included in other assets; and non-current deferred income tax liabilities of $450 and $412, respectively, included in deferred income taxes and other liabilities.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of $3,619 and $3,162 at the end of 2013 and 2012, respectively, of certain non-U.S. consolidated subsidiaries as such earnings are deemed by the Company to be indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested. The Company believes that its U.S. current and projected asset position is sufficient to meet its U.S. liquidity requirements and has no current plans to repatriate for use in the U.S. the cash and cash equivalents and short-term investments held by these subsidiaries.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2013 and 2012 is as follows:

	2013	2012
Gross unrecognized tax benefit at beginning of year	$116	$106
Gross increases—current year tax positions	10	15
Gross increases—tax positions in prior years	5	3
Gross decreases—tax positions in prior years	(13)	(3)
Settlements	(38)	(3)
Lapse of statute of limitations	0	(2)
Gross unrecognized tax benefit at end of year	$80	$116

Included in the balance at the end of 2013, are $36 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $46 and $36 at the end of 2013 and 2012, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized by the Company were not material in 2013 and 2012. Accrued interest and penalties were $11 and $16 at the end of 2013 and 2012, respectively.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 9—Income Taxes (Continued)

The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2007. The Company is currently subject to examination in Canada for fiscal years 2009 to present and in California for fiscal years 2004 to present. No other examinations are believed to be material.
Note 10—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	2013	2012	2011
Net income available to common stockholders after assumed conversions of dilutive securities	$2,039	$1,710	$1,463
Weighted average number of common shares used in basic net income per common share	435,741	433,620	436,119
RSUs and stock options	4,552	4,906	6,063
Conversion of convertible notes	219	847	912
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	440,512	439,373	443,094
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
The Company is a defendant in the following matters, among others:
A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. Currently the class is believed to be approximately 1,150 people. A trial has been set for March 2014. In October 2013 the parties reached an agreement in principle on a settlement, which is subject to the execution of definitive documentation and court approval. Any payments to class members would be contingent upon proof of liability in individual hearings.  Payments under the settlement would be immaterial to the Company’s operations or financial position.
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 11—Commitments and Contingencies (Continued)

energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which is subject to final approval by the court, the Company agreed, to the extent allowed by law, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 million in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion.
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
On October 7, 2009, the District Attorneys for San Diego, San Joaquin and Solano Counties filed a complaint, People of the State of California v. Costco Wholesale Corp., et al, No. 37-2009-00099912 (Superior Court for the County of San Diego), alleging on information and belief that the Company has violated and continues to violate provisions of the California Health and Safety Code and the Business and Professions Code through the use of certain spill clean-up materials at its gasoline stations. In July 2013, the matter was settled with, among other things, payment of an immaterial sum to the County of San Diego as partial reimbursement for costs incurred in the matter.
The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. The State of Washington conducted such an examination on its own behalf and on February 4, 2011 issued an assessment. The Company filed suit to contest the assessment. In November 2012 the matter was settled for an amount that was immaterial and less than the amount of the assessment.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)
Note 11—Commitments and Contingencies (Continued)

The Company has received from the Drug Enforcement Administration subpoenas and administrative inspection warrants concerning the Company's fulfillment of prescriptions related to controlled substances and related practices. The Company is seeking to cooperate with these processes.
The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.
Note 12—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, the United Kingdom, Japan, and Australia and through majority-owned subsidiaries in Taiwan and Korea. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in Note 1. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
2013
Total revenue	$75,493	$17,179	$12,484	$105,156
Operating income	1,810	756	487	3,053
Depreciation and amortization	696	123	127	946
Additions to property and equipment	1,090	186	807	2,083
Net property and equipment	9,652	1,621	2,608	13,881
Total assets	20,608	4,529	5,146	30,283
2012
Total revenue	$71,776	$15,717	$11,644	$99,137
Operating income	1,632	668	459	2,759
Depreciation and amortization	667	117	124	908
Additions to property and equipment	1,012	170	298	1,480
Net property and equipment	9,236	1,664	2,061	12,961
Total assets	18,401	4,237	4,502	27,140
2011
Total revenue	$64,904	$14,020	$9,991	$88,915
Operating income	1,395	621	423	2,439
Depreciation and amortization	640	117	98	855
Additions to property and equipment	876	144	270	1,290
Net property and equipment	8,870	1,608	1,954	12,432
Total assets	18,558	3,741	4,462	26,761

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)

Note 13—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2013 and 2012.

	52 Weeks Ended September 1, 2013
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)		Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$23,204	$24,343		$23,552	$31,771	$102,870
Membership fees	511	528		531	716	2,286
Total revenue	23,715	24,871		24,083	32,487	105,156
OPERATING EXPENSES
Merchandise costs	20,726	21,766		21,038	28,418	91,948
Selling, general and administrative	2,332	2,361		2,313	3,098	10,104
Preopening expenses	18	6		10	17	51
Operating income	639	738		722	954	3,053
OTHER INCOME (EXPENSE)
Interest expense	(13)	(25)		(25)	(36)	(99)
Interest income and other, net	20	26		15	36	97
INCOME BEFORE INCOME TAXES	646	739		712	954	3,051
Provision for income taxes	225	185	(1)	248	332	990
Net income including noncontrolling interests	421	554		464	622	2,061
Net income attributable to noncontrolling interests	(5)	(7)		(5)	(5)	(22)
NET INCOME ATTRIBUTABLE TO COSTCO	$416	$547		$459	$617	$2,039
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.96	$1.26		$1.05	$1.41	$4.68
Diluted	$0.95	$1.24		$1.04	$1.40	$4.63
Shares used in calculation (000’s)
Basic	433,423	435,975		436,488	436,752	435,741
Diluted	438,643	439,812		440,780	441,907	440,512
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.275	$7.275	(2)	$0.31	$0.31	$8.17
_______________

(1)	Includes a $62 tax benefit recorded in the second quarter in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan.

(2)	Includes the special cash dividend of $7.00 per share paid in December 2012.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data) (Continued)

Note 13—Quarterly Financial Data (Unaudited) (Continued)

	53 Weeks Ended September 2, 2012
	First Quarter (12 Weeks)		Second Quarter (12 Weeks)	Third Quarter (12 Weeks)		Fourth Quarter (17 Weeks)		Total (53 Weeks)
REVENUE
Net sales	$21,181		$22,508	$21,849		$31,524		$97,062
Membership fees	447		459	475		694		2,075
Total revenue	21,628		22,967	22,324		32,218		99,137
OPERATING EXPENSES
Merchandise costs	18,931		20,139	19,543		28,210		86,823
Selling, general and administrative	2,144	(1)	2,178	2,152		3,044		9,518
Preopening expenses	10		6	6		15		37
Operating income	543		644	623		949		2,759
OTHER INCOME (EXPENSE)
Interest expense	(27)		(27)	(19)		(22)		(95)
Interest income and other, net	37		10	18		38		103
INCOME BEFORE INCOME TAXES	553		627	622		965		2,767
Provision for income taxes	225	(2)	215	217		343		1,000
Net income including noncontrolling interests	328		412	405		622		1,767
Net income attributable to noncontrolling interests	(8)		(18)	(19)		(13)		(58)
NET INCOME ATTRIBUTABLE TO COSTCO	$320		$394	$386		$609		$1,709
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.74		$0.91	$0.89		$1.41		$3.94
Diluted	$0.73		$0.90	$0.88		$1.39		$3.89
Shares used in calculation (000’s)
Basic	434,222		434,535	433,791		432,437		433,620
Diluted	440,615		439,468	439,166		438,344		439,373
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.24		$0.24	$0.00	(3)	$0.55	(4)	$1.03
_______________

(1)	Includes a $17 charge to selling, general and administrative for contributions to an initiative reforming alcohol beverage laws in Washington State.

(2)	Includes a $24 charge relating to the settlement of an income tax audit in Mexico.

(3)	On May 9, 2012, subsequent to the end of the third quarter of 2012, the Board of Directors declared a quarterly cash dividend of $0.275 per share.

(4)	The quarterly dividend rate was $0.275 per share.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/1999

3.2	Bylaws of the registrant		8-K		8/24/2010

4.1	Form of Senior Debt Securities Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of October 26, 2001.		S-3		10/23/2001

4.2	First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002		8-K		3/25/2002

4.3	Form of 5.500% Senior Notes due March 15, 2017		8-K		2/20/2007

4.4	Form of 0.650% Senior Notes due December 7, 2015		8-K		12/3/2012

4.5	Form of 1.125% Senior Notes due December 15, 2017		8-K		12/3/2012

4.6	Form of 1.700% Senior Notes due December 15, 2019		8-K		12/3/2012

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.1.5*	Amendments to Stock Option Plan, 2002		S-8		2/14/2002

10.1.6*	Costco Wholesale Corporation 2002 Stock Incentive Plan		S-8		2/14/2002

10.1.7*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation		S-8		10/21/2005

10.1.8*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	5/7/2006	6/16/2006

10.1.9*	Second Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	5/7/2006	6/16/2006

10.1.10*	Amendment to Second Restated 2002 Stock Incentive Plan		10-Q	2/18/2007	3/30/2007

10.1.11*	Amendment to Second Restated 2002 Stock Incentive Plan		8-K		1/31/2008

10.1.12*	Fourth Restated 2002 Stock Incentive Plan		10-K	8/31/2008	10/16/2008

10.1.13*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.1.14*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.2*	Form of Indemnification Agreement		14A		12/13/1999

10.4	Stock Purchase Agreement, dated June 13, 2012, among Costco Venture Mexico, Controladora Comercial Mexicana, S.A.B. de C.V. and other parties named therein		10-K	9/2/2012	10/19/2012

10.5*	Deferred Compensation Plan	x

EXHIBIT INDEX (Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.6.2*	Fiscal 2013 Executive Bonus Plan		8-K		11/1/2012

10.6.3*	Executive Employment Agreement between Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2012	12/21/2012

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.