Form 10-Q
period 2013-11-24
COSTCO WHOLESALE CORP /NEW
filed 2013-12-20
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2013
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

The number of shares outstanding of the issuer's common stock as of December 13, 2013 was 439,722,405

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	November 24, 2013	September 1, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,699	$4,644
Short-term investments	1,740	1,480
Receivables, net	1,145	1,201
Merchandise inventories	9,337	7,894
Deferred income taxes and other current assets	552	621
Total current assets	17,473	15,840
PROPERTY AND EQUIPMENT
Land	4,530	4,409
Buildings and improvements	11,913	11,556
Equipment and fixtures	4,600	4,472
Construction in progress	544	585
	21,587	21,022
Less accumulated depreciation and amortization	(7,333)	(7,141)
Net property and equipment	14,254	13,881
OTHER ASSETS	592	562
TOTAL ASSETS	$32,319	$30,283
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$9,199	$7,872
Accrued salaries and benefits	2,070	2,037
Accrued member rewards	713	710
Accrued sales and other taxes	395	382
Deferred membership fees	1,240	1,167
Other current liabilities	1,316	1,089
Total current liabilities	14,933	13,257
LONG-TERM DEBT, excluding current portion	4,987	4,998
DEFERRED INCOME TAXES AND OTHER LIABILITIES	990	1,016
Total liabilities	20,910	19,271
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 439,722,000 and 436,839,000 shares issued and outstanding	2	2
Additional paid-in capital	4,689	4,670
Accumulated other comprehensive loss	(41)	(122)
Retained earnings	6,571	6,283
Total Costco stockholders’ equity	11,221	10,833
Noncontrolling interests	188	179
Total equity	11,409	11,012
TOTAL LIABILITIES AND EQUITY	$32,319	$30,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended
	November 24, 2013	November 25, 2012
REVENUE
Net sales	$24,468	$23,204
Membership fees	549	511
Total revenue	25,017	23,715
OPERATING EXPENSES
Merchandise costs	21,824	20,726
Selling, general and administrative	2,501	2,332
Preopening expenses	24	18
Operating income	668	639
OTHER INCOME (EXPENSE)
Interest expense	(27)	(13)
Interest income and other, net	18	20
INCOME BEFORE INCOME TAXES	659	646
Provision for income taxes	228	225
Net income including noncontrolling interests	431	421
Net income attributable to noncontrolling interests	(6)	(5)
NET INCOME ATTRIBUTABLE TO COSTCO	$425	$416
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.97	$0.96
Diluted	$0.96	$0.95
Shares used in calculation (000’s)
Basic	437,970	433,423
Diluted	442,420	438,643
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.275

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 24, 2013	November 25, 2012
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$431	$421
Foreign-currency translation adjustment and other, net	84	22
Comprehensive income	515	443
Less: Comprehensive income attributable to noncontrolling interests	9	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$506	$433

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 24, 2013	November 25, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$431	$421
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	231	213
Stock-based compensation	112	93
Excess tax benefits on stock-based awards	(65)	(38)
Other non-cash operating activities, net	8	6
Deferred income taxes	3	(2)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(1,420)	(1,055)
Increase in accounts payable	1,311	1,283
Other operating assets and liabilities, net	328	181
Net cash provided by operating activities	939	1,102
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(809)	(856)
Maturities of short-term investments	544	437
Additions to property and equipment	(574)	(488)
Other investing activities, net	13	52
Net cash used in investing activities	(826)	(855)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	2	235
Repayments of short-term borrowings	0	(115)
Proceeds from short-term borrowings	20	127
Distribution to noncontrolling interests	0	(22)
Proceeds from exercise of stock options	5	10
Minimum tax withholdings on stock-based awards	(163)	(116)
Excess tax benefits on stock-based awards	65	38
Repurchases of common stock	0	(36)
Net cash (used in) provided by financing activities	(71)	121
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	1
Net increase in cash and cash equivalents	55	369
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,644	3,528
CASH AND CASH EQUIVALENTS END OF PERIOD	$4,699	$3,897
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first fiscal quarter for:
Interest (reduced by $2 and $5 interest capitalized in 2014 and 2013, respectively)	32	31
Income taxes, net	0	118
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	137	120
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 24, 2013, Costco operated 646 warehouses worldwide: 460 in the United States (U.S.) (in 43 states, Washington, D.C., and Puerto Rico), 86 in Canada, 33 in Mexico, 25 in the United Kingdom (U.K.), 18 in Japan, 10 in Taiwan, 9 in Korea, and 5 in Australia. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments, or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance (Costco or the Company). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. The Company’s net income excludes income attributable to noncontrolling interests in Taiwan and Korea. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report filed on Form 10-K for the fiscal year ended September 1, 2013.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2014 and 2013 relate to the 12-week fiscal quarters ended November 24, 2013 and November 25, 2012, respectively.
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
The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company's Form 10-K for the fiscal year ended September 1, 2013.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels have been determined. At November 24, 2013, and September 1, 2013, the cumulative impact of the LIFO valuation on merchandise inventories was $82 and $81, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $416 and $458 at November 24, 2013, and September 1, 2013, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of November 24, 2013, and September 1, 2013.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the first quarter of 2014 and 2013, respectively.

Note 1—Summary of Significant Accounting Policies (Continued)

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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling all monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $9 in the first quarters of 2014 and 2013.
Stock Repurchase Programs
Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and retained earnings. See Note 5 for additional information.
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income, cross-references to other disclosures required under U.S. GAAP are required to provide additional detail. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance at the beginning of its first quarter of 2014. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended September 1, 2013. The Company’s investments were as follows:

November 24, 2013:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,322	$3	$1,325
Asset and mortgage-backed securities	3	0	3
Total available-for-sale	1,325	3	1,328
Held-to-maturity:
Certificates of deposit	128		128
Bankers' acceptances	284		284
Total held-to-maturity	412		412
Total short-term investments	$1,737	$3	$1,740

September 1, 2013:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,263	$0	$1,263
Corporate notes and bonds	9	0	9
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,277	0	1,277
Held-to-maturity:
Certificates of deposit	124		124
Bankers' acceptances	79		79
Total held-to-maturity	$203		$203
Total short-term investments	$1,480	$0	$1,480
At November 24, 2013, and September 1, 2013, the Company had no available-for-sale securities that were in continuous unrealized-loss positions or gross unrealized gains and losses on cash equivalents.
The proceeds from sales of available-for-sale securities were $10 and $61 during the first quarter of 2014 and 2013, respectively. Gross realized gains or losses from sales of available-for-sale securities during the first quarter of 2014 and 2013 were not material.
The maturities of available-for-sale and held-to-maturity securities at November 24, 2013, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$549	$549	$412
Due after one year through five years	765	768	0
Due after five years	11	11	0
	$1,325	$1,328	$412

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

November 24, 2013:	Level 1	Level 2
Money market mutual funds(1)	$85	$0
Investment in government and agency securities(2)	0	1,325
Investment in asset and mortgage-backed securities	0	3
Forward foreign-exchange contracts, in asset position(3)	0	1
Forward foreign-exchange contracts, in (liability) position(3)	0	(7)
Total	$85	$1,322

September 1, 2013:	Level 1	Level 2
Money market mutual funds(1)	$87	$0
Investment in government and agency securities(2)	0	1,263
Investment in corporate notes and bonds	0	9
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(3)	0	3
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)
Total	$87	$1,277
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)	Included in short-term investments in the accompanying condensed consolidated balance sheets.

(3)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis at November 24, 2013 or September 1, 2013. There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the first quarter of 2014 or 2013.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the first quarter of 2014 or 2013.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets and liabilities during the first quarter of 2014 or 2013.

Note 4—Debt
The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	November 24, 2013		September 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,098	$1,254	$1,098	$1,248
0.65% Senior Notes due December 2015	1,199	1,206	1,199	1,200
1.125% Senior Notes due December 2017	1,100	1,090	1,100	1,065
1.7% Senior Notes due December 2019	1,198	1,168	1,198	1,157
Other long-term debt	392	402	403	412
Long-term debt, excluding current portion	$4,987	$5,120	$4,998	$5,082
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is classified as Level 2.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.31 per share, compared to $0.275 per share in the first quarter of 2013. On October 29, 2013, the Board of Directors declared a quarterly cash dividend in the amount of $0.31 per share, which was paid on November 29, 2013.
Stock Repurchase Programs
There was no stock repurchase activity in the first quarter of 2014. In the first quarter of 2013, we repurchased 357,000 shares, at an average price of $96.41, totaling $34. The remaining amount available for stock repurchases under our approved plan was $3,055 at November 24, 2013. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but less than total ownership:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 1, 2013	$10,833	$179	$11,012
Comprehensive income:
Net income	425	6	431
Foreign-currency translation adjustment and other, net	81	3	84
Comprehensive income	506	9	515
Stock-based compensation	112	0	112
Stock options exercised, including tax effects	8	0	8
Release of vested restricted stock units (RSUs), including tax effects	(101)	0	(101)
Cash dividends declared	(137)	0	(137)
Equity at November 24, 2013	$11,221	$188	$11,409

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 2, 2012	$12,361	$157	$12,518
Comprehensive income:
Net income	416	5	421
Foreign-currency translation adjustment and other, net	17	5	22
Comprehensive income	433	10	443
Stock-based compensation	93	0	93
Stock options exercised, including tax effects	14	0	14
Release of vested RSUs, including tax effects	(83)	0	(83)
Conversion of convertible notes	1	0	1
Repurchases of common stock	(34)	0	(34)
Cash dividends declared	(120)	0	(120)
Equity at November 25, 2012	$12,665	$167	$12,832
Note 6—Stock-Based Compensation Plans
In the second quarter of fiscal 2012, the Fifth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Sixth Restated 2002 Stock Incentive Plan (Sixth Plan). The Sixth Plan initially authorized the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants in addition to shares authorized under the previous plan. Each RSU is counted as 1.75 shares toward the limit of shares available. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Restricted Stock Unit Activity
At November 24, 2013, 7,775,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,733,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
343,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•
269,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of performance targets for fiscal 2014, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2014:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2013	10,081	$72.52
Granted	3,187	113.12
Vested and delivered	(4,135)	71.00
Forfeited	(57)	74.19
Outstanding at November 24, 2013	9,076	$85.80
The remaining unrecognized compensation cost related to non-vested RSUs at November 24, 2013 was $748 and the weighted-average period of time over which this cost will be recognized is 1.9 years.
Summary of Stock Option Activity
All outstanding stock options were fully vested and exercisable at November 24, 2013 and September 1, 2013. The following table summarizes stock option transactions:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 1, 2013	1,947	$39.70
Exercised	(131)	37.79
Outstanding at November 24, 2013	1,816	$39.84	1.18	$155
 _______________

(1)	The difference between the exercise price and market value of common stock at November 24, 2013.
The tax benefits realized, derived from the compensation deductions resulting from the option exercises, and intrinsic value related to total stock options exercised are provided in the following table:

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Actual tax benefit realized for stock options exercised	$4	$6
Intrinsic value of stock options exercised(1)	$11	$15
_______________
(1) The difference between the exercise price and market value of common stock measured at each exercise date.

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Stock-based compensation expense before income taxes	$112	$93
Less recognized income tax benefit	(38)	(31)
Stock-based compensation expense, net of income taxes	$74	$62
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Net income available to common stockholders after assumed conversions of dilutive securities	$425	$416
Weighted average number of common shares used in basic net income per common share	437,970	433,423
RSUs and stock options	4,421	4,413
Conversion of convertible notes	29	807
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,420	438,643
Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, the Company has not recorded an accrual with respect to any matter described below. In each case, there is a reasonable possibility that a loss may be incurred. For matters where no accrual has been recorded, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case

Note 8—Commitments and Contingencies (Continued)

No. C-04-3341-EMC. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. Currently the class is believed to be approximately 1,300 people. In October 2013 the parties reached an agreement in principle on a settlement, which is subject to court approval. A hearing is set for February 6, 2014. Any payments to class members would be contingent upon proof of liability in individual adjudications.  Payments under the settlement would be immaterial to the Company’s operations or financial position.

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

Note 8—Commitments and Contingencies (Continued)

The Environmental Protection Agency issued an Information Request to the Company, dated November 1, 2007, regarding warehouses in the states of Arizona, California, Hawaii, and Nevada and relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On March 4, 2009, the Company was advised by the Department of Justice that the Department was prepared to allege that the Company has committed at least nineteen violations of the leak-repair requirements of 40 C.F.R. § 82.156(i) and at least seventy-four violations of the recordkeeping requirements of 40 C.F.R. § 82.166(k), (m) at warehouses in these states. The Company has responded to these allegations, is engaged in communications with the Department about these and additional allegations, and has entered into tolling agreements. Substantial penalties may be levied for violations of the Clean Air Act. The Company is cooperating with this inquiry.

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

Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, the United Kingdom, Japan, and Australia and through majority-owned subsidiaries in Taiwan and Korea. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company's annual report filed on Form 10-K for the fiscal year ended September 1, 2013, and Note 1 above. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 24, 2013
Total revenue	$17,724	$4,124	$3,169	$25,017
Operating income	364	189	115	668
Depreciation and amortization	170	28	33	231
Additions to property and equipment	385	67	122	574
Net property and equipment	9,855	1,667	2,732	14,254
Total assets	21,825	4,772	5,722	32,319
Twelve Weeks Ended November 25, 2012
Total revenue	$16,918	$3,889	$2,908	$23,715
Operating income	343	176	120	639
Depreciation and amortization	155	28	30	213
Additions to property and equipment	305	55	128	488
Net property and equipment	9,384	1,678	2,189	13,251
Total assets	19,884	4,551	4,888	29,323
Year Ended September 1, 2013
Total revenue	$75,493	$17,179	$12,484	$105,156
Operating income	1,810	756	487	3,053
Depreciation and amortization	696	123	127	946
Additions to property and equipment	1,090	186	807	2,083
Net property and equipment	9,652	1,621	2,608	13,881
Total assets	20,608	4,529	5,146	30,283

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, and warehouse number data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the amount we expect to spend on our expansion plans, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company's public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2013 annual report 10-K, previously filed with the SEC.
OVERVIEW
We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid turnover. This turnover, when combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, enables us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets, and supercenters.
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales.  Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts that they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores, and department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. This may cause us, for example, to absorb increases in merchandise costs at certain times rather than immediately passing them along to our members, negatively impacting gross margin.
We also achieve sales growth by opening new warehouses and, to a much lesser extent, relocating existing warehouses to larger and better-located facilities. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. However, the negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Part I, Item 1, Note 9 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business predominately in the United States and Canada. We opened our first gasoline station in Australia in November 2013.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2014 and 2013 relate to the 12-week fiscal quarters ended November 24, 2013 and November 25, 2012, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

Key items for the first quarter of 2014 as compared to the first quarter of 2013 include:

•	We opened 13 new warehouses in the first quarter of 2014, nine in the U.S., one in Canada, and three in our Other International segment, compared to nine new warehouses in the first quarter of 2013.

•
Net sales increased 5% to $24,468, driven by a 3% increase in comparable sales and sales at warehouses opened in 2013 and 2014. Net and comparable sales were negatively impacted by changes in certain foreign currencies relative to the U.S. dollar and by decreases in the price of gasoline;

•	Membership fees increased 7% to $549, primarily due to membership sign-ups at both new and existing warehouses;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased thirteen basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased seventeen basis points;

•	Net income in 2014 increased 2% to $425, or $0.96 per diluted share compared to $416, or $0.95 per diluted share in 2013; and

•	On October 29, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 per share, which was paid subsequent to the end of the first quarter.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Net Sales	$24,468	$23,204
Increases in net sales:
U.S.	5%	8%
International	7%	13%
Total Company	5%	10%
Increases in comparable warehouse sales:
U.S.	3%	7%
International	1%	9%
Total Company	3%	7%
Increases in comparable warehouse sales excluding the impact of gasoline price and foreign currency changes:
U.S.	4%	6%
International	6%	7%
Total Company	5%	6%
Net Sales
Net Sales increased $1,264 or 5% during the first quarter of 2014 compared to the first quarter of 2013. This increase was attributable to a 3% increase in comparable warehouse sales and from sales at the 29 net new warehouses (includes the closure of our Acapulco, Mexico location due to extensive damage sustained during tropical storm Manuel) opened since the end of the first quarter of fiscal 2013.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $355, or 153 basis points, during the first quarter of 2014. The negative impact was primarily due to the Canadian dollar and Japanese yen of approximately $209 and $141, respectively. Changes in gasoline prices negatively impacted net sales by approximately $245 or 105 basis points during the first quarter of 2014, due to a 9% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 3% in the first quarter of 2014 and were positively impacted by an increase in shopping frequency, partially offset by lower average amounts spent by our members. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results, including the average amount spent by our members, during the first quarter of 2014. The increase in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Membership fees	$549	$511
Membership fees as a percent of net sales	2.24%	2.20%
Total cardholders (000's)	72,500	68,000
Membership fees increased 7% in the first quarter of 2014. The increase was primarily due to membership sign-ups at both new and existing warehouses, increased penetration of our higher-fee Executive Membership program, and the impact of raising our annual membership fees. Our member renewal rates are currently 90% in the U.S. and Canada, and 87% on a worldwide basis.

We increased our annual membership fee in the U.S. and Canada effective November 1, 2011, for new members, and January 1, 2012, for renewal members. We account for membership fee revenue, net of estimated refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee revenues of approximately $8 in the first quarter of 2014. The remaining impact of this fee increase will be immaterial.
Gross Margin

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Net sales	$24,468	$23,204
Less merchandise costs	21,824	20,726
Gross margin	$2,644	$2,478
Gross margin as a percent of net sales	10.81%	10.68%
Gross margin as a percentage of net sales increased thirteen basis points compared to the first quarter of 2013. Excluding the effect of gasoline price deflation, gross margin as a percentage of net sales increased two basis points. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines and fresh foods) when expressed as a percentage of net sales increased three basis points, primarily due to increases in softlines and food and sundries. This was partially offset by a decrease in hardlines as a result of lower sales penetration. Warehouse ancillary and other businesses gross margin when expressed

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

as a percentage of net sales increased two basis points, predominately in our e-commerce and pharmacy businesses. These increases were partially offset by a lower gross margin in our gasoline business. Additionally, gross margin was negatively impacted by two basis points due to continued growth of the Executive Membership 2% reward program, and one basis point due to a LIFO charge of $1 recorded in 2014 compared to a benefit of $2 in 2013.
Gross margin on a geographic segment basis, when expressed as a percentage of the segment’s own sales (gross margin percentage), increased in our U.S. operation primarily due to food and sundries and softlines. The gross margin percentage in our Canadian operations increased slightly, resulting from an increase in fresh foods partially offset by decreases in hardlines and food and sundries. The gross margin percentage in our Other International segment decreased, primarily in softlines and fresh foods.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 24, 2013	November 25, 2012
SG&A expenses	$2,501	$2,332
SG&A expenses as a percent of net sales	10.22%	10.05%
SG&A expenses as a percent of net sales increased seventeen basis points compared to the first quarter of 2013. Excluding the effect of gasoline price deflation on net sales, SG&A expenses increased seven basis points. This increase, driven by higher stock compensation expense of five basis points resulting primarily from appreciation in the trading price of the Company's common stock, occurred despite a 14% reduction in the average number of RSUs granted to each participant during the quarter. Additionally, central operating costs increased two basis points, primarily related to the continued investment in the modernization of our information systems in our U.S. operations. Warehouse operating costs as a percentage of net sales adjusted for gasoline price deflation were flat, resulting from leveraging of our payroll costs in our U.S. and Canadian operations, offset by increases in other operating costs, primarily employee benefits.
Preopening Expenses

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Preopening expenses	$24	$18
Warehouse openings, including relocations
United States	9	8
Canada	1	1
Other International	3	—
Total warehouse openings, including relocations	13	9
Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

Interest Expense

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Interest expense	$27	$13
Interest expense in the first quarter of 2014 primarily relates to our $1,100 of 5.5% Senior Notes issued in fiscal 2007 and our $3,500 of Senior notes issued in December 2012.
Interest Income and Other, Net

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Interest income	$12	$10
Foreign-currency transaction gains, net	3	8
Other, net	3	2
Interest income and other, net	$18	$20
The decrease in foreign-currency transaction gains, net in the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to the negative impact of mark-to-market adjustments related to forward foreign exchange contracts entered into by our foreign subsidiaries as the U.S. dollar weakened in certain international locations compared to the prior year. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 24, 2013	November 25, 2012
Net cash provided by operating activities	$939	$1,102
Net cash used in investing activities	(826)	(855)
Net cash (used in) provided by financing activities	(71)	121
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,439 and $6,124 at November 24, 2013, and September 1, 2013. Of these balances, approximately $1,396 and $1,254 represented debit and credit card receivables at the end of the first quarter of 2014 and of fiscal year 2013, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements, and we have no current plans to repatriate the cash, cash equivalents, and short-term investments held by these subsidiaries for use in the U.S. At November 24, 2013, cash and cash equivalents and short-term investments totaling $2,484 were held by these non-U.S. consolidated subsidiaries.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $939 in the first quarter of 2014, compared to $1,102 in the first quarter of 2013. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consist of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, depreciation, and credit card processing fees. We had an increase in our net investment in merchandise inventories due to the shift in timing of the Thanksgiving holiday as compared to the first quarter of 2013.

Cash Flows from Investing Activities
Net cash used in investing activities totaled $826 in the first quarter of 2014 compared to $855 in the first quarter of 2013. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 13 new warehouses in the first quarter of 2014. For the remainder of fiscal 2014 we plan to open up to 18 additional warehouses. Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,400 during fiscal 2014 for real estate, construction, remodeling, equipment for warehouses and related operations, and the modernization of our information systems and related activities. Through the end of first quarter of fiscal 2014, we have spent approximately $574. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

Cash Flows from Financing Activities
Net cash used by financing activities totaled $71 in the first quarter of 2014 compared to $121 provided by financing activities in the first quarter of 2013. We had a smaller increase in financing cash flows from bank checks outstanding during the first quarter of 2014 due to maintaining higher cash balances in banks on which our checks are drawn.
Stock Repurchase Programs
There was no stock repurchase activity in the first quarter of 2014. In the first quarter of 2013, we repurchased 357,000 shares of common stock, at an average price of $96.41, totaling approximately $34. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available to be purchased under our approved plan was $3,055 at November 24, 2013. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.31 per share, or $1.24 per share on an annualized basis. On October 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.31 per share payable to shareholders of record on November 15, 2013. The dividend was paid on November 29, 2013.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse number data)

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of November 24, 2013, we had total borrowing capacity within these facilities of $453, of which $384 was maintained by our international operations. Of the $384 maintained by our international operations, $180 is guaranteed by the Company. There were $54 of outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2014 and $36 outstanding as of the end of fiscal year 2013.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $154. The outstanding commitments under these facilities at the end of the first quarter of 2014 was $97, including $92 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and generally, we intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding at that time.
Contractual Obligations
As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2013. There have been no material changes to the critical accounting policies previously disclosed in that report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2013.
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
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2013. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds (amounts in millions)
There was no stock repurchase activity in the first quarter of fiscal 2014. Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.

Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/1999

3.2	Bylaws of the registrant		8-K		8/24/2010

10.6.2*	Fiscal 2013 Executive Bonus Plan		8-K		10/30/2013

10.6.3*	Executive Employment Agreement between W. Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 20, 2013	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 20, 2013	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President and Chief Financial Officer