Form 10-Q/A
period 2013-11-24
COSTCO WHOLESALE CORP /NEW
filed 2013-12-24
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q\A

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

The number of shares outstanding of the issuer's common stock as of December 13, 2013 was 439,722,405.

EXPLANATORY NOTE

Costco Wholesale Corporation (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-Q for the quarter ended November 24, 2013, originally filed with the Securities and Exchange Commission on December 20, 2013 (the "Original Filing"), for the sole purpose of correcting typographical errors in the versions of the certifications filed as Exhibit 31.1 and Exhibit 32.1 to the Original Filing. The correct versions of these certifications are filed as Exhibits 31.1 and 32.1 to this Amendment No. 1.  No other information included in the Form 10-Q has been modified or updated in any way. This Amendment No.1 continues to speak as of the original filing date of the Form 10-Q, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q. This Amendment No. 1 reflects only the changes to Item 6—Exhibits and the Exhibits 31.1 and 32.1 referenced above.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/1999

3.2	Bylaws of the registrant		8-K		8/24/2010

10.6.2*	Fiscal 2014 Executive Bonus Plan		8-K		10/30/2013

10.6.3*	Executive Employment Agreement between W. Craig Jelinek and Costco Wholesale Corporation		10-Q		12/20/2013

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document		10-Q	11/24/2013	12/20/2013

101.SCH	XBRL Taxonomy Extension Schema Document		10-Q	11/24/2013	12/20/2013

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-Q	11/24/2013	12/20/2013

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-Q	11/24/2013	12/20/2013

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-Q	11/24/2013	12/20/2013

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-Q	11/24/2013	12/20/2013
 _____________________
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 23, 2013	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

3