Form 10-Q
period 2014-02-16
COSTCO WHOLESALE CORP /NEW
filed 2014-03-14
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 16, 2014
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
(Zip Code)
(Registrant’s telephone number, including area code): (425) 313-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of March 7, 2014 was 439,877,548.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	February 16, 2014	September 1, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,130	$4,644
Short-term investments	1,352	1,480
Receivables, net	1,244	1,201
Merchandise inventories	8,267	7,894
Deferred income taxes and other current assets	641	621
Total current assets	16,634	15,840
PROPERTY AND EQUIPMENT
Land	4,576	4,409
Buildings and improvements	11,982	11,556
Equipment and fixtures	4,679	4,472
Construction in progress	597	585
	21,834	21,022
Less accumulated depreciation and amortization	(7,486)	(7,141)
Net property and equipment	14,348	13,881
OTHER ASSETS	584	562
TOTAL ASSETS	$31,566	$30,283
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,707	$7,872
Accrued salaries and benefits	2,260	2,037
Accrued member rewards	745	710
Accrued sales and other taxes	432	382
Deferred membership fees	1,270	1,167
Other current liabilities	1,470	1,089
Total current liabilities	13,884	13,257
LONG-TERM DEBT, excluding current portion	4,985	4,998
DEFERRED INCOME TAXES AND OTHER LIABILITIES	988	1,016
Total liabilities	19,857	19,271
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 439,888,000 and 436,839,000 shares issued and outstanding	2	2
Additional paid-in capital	4,771	4,670
Accumulated other comprehensive loss	(157)	(122)
Retained earnings	6,899	6,283
Total Costco stockholders’ equity	11,515	10,833
Noncontrolling interests	194	179
Total equity	11,709	11,012
TOTAL LIABILITIES AND EQUITY	$31,566	$30,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
REVENUE
Net sales	$25,756	$24,343	$50,224	$47,547
Membership fees	550	528	1,099	1,039
Total revenue	26,306	24,871	51,323	48,586
OPERATING EXPENSES
Merchandise costs	23,043	21,766	44,867	42,492
Selling, general and administrative	2,531	2,361	5,032	4,693
Preopening expenses	8	6	32	24
Operating income	724	738	1,392	1,377
OTHER INCOME (EXPENSE)
Interest expense	(26)	(25)	(53)	(38)
Interest income and other, net	30	26	48	46
INCOME BEFORE INCOME TAXES	728	739	1,387	1,385
Provision for income taxes	255	185	483	410
Net income including noncontrolling interests	473	554	904	975
Net income attributable to noncontrolling interests	(10)	(7)	(16)	(12)
NET INCOME ATTRIBUTABLE TO COSTCO	$463	$547	$888	$963
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.05	$1.26	$2.02	$2.22
Diluted	$1.05	$1.24	$2.01	$2.19
Shares used in calculation (000’s)
Basic	439,776	435,975	438,868	434,698
Diluted	442,829	439,812	442,627	439,222
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$7.275	$0.62	$7.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$473	$554	$904	$975
Foreign-currency translation adjustment and other, net	(120)	(65)	(36)	(43)
Comprehensive income	353	489	868	932
Less: Comprehensive income attributable to noncontrolling interests	6	4	15	14
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$347	$485	$853	$918

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	24 Weeks Ended
	February 16, 2014	February 17, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$904	$975
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	471	430
Stock-based compensation	185	159
Excess tax benefits on stock-based awards	(69)	(51)
Other non-cash operating activities, net	5	(12)
Deferred income taxes	(3)	33
Changes in operating assets and liabilities:
Increase in merchandise inventories	(397)	(522)
(Decrease)/increase in accounts payable	(57)	237
Other operating assets and liabilities, net	613	276
Net cash provided by operating activities	1,652	1,525
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,365)	(1,116)
Sales and maturities of short-term investments	1,496	1,193
Additions to property and equipment	(1,021)	(943)
Other investing activities, net	(1)	11
Net cash used in investing activities	(891)	(855)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(43)	(63)
Repayments of short-term borrowings	0	(110)
Proceeds from short-term borrowings	39	183
Proceeds from issuance of long-term debt	0	3,496
Distribution to noncontrolling interests	0	(22)
Proceeds from exercise of stock options	11	35
Minimum tax withholdings on stock-based awards	(163)	(117)
Excess tax benefits on stock-based awards	69	51
Repurchases of common stock	0	(36)
Cash dividend payments	(137)	(3,169)
Other financing activities, net	0	(13)
Net cash (used in) provided by financing activities	(224)	235
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(20)
Net increase in cash and cash equivalents	486	885
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,644	3,528
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,130	$4,413
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $4 and $8 interest capitalized in 2014 and 2013, respectively)	$53	$31
Income taxes, net	$211	$428
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$136	$120

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 16, 2014, Costco operated 649 warehouses worldwide: 462 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 87 Canada locations, 33 Mexico locations, 25 United Kingdom (U.K.) locations, 18 Japan locations, 10 Taiwan locations, 9 Korea locations, and 5 Australia locations. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2014 and 2013 relate to the twelve-week fiscal quarters ended February 16, 2014, and February 17, 2013, respectively. References to the first half of 2014 and 2013 relate to the twenty-four weeks ended February 16, 2014, and February 17, 2013, respectively.
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

Note 1—Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, approximates fair value due to the instruments' short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt, respectively.
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
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, when actual inflation rates and inventory levels for the year have been determined.

Due to overall net inflationary trends in the second quarter and first half of 2014, a charge of $5 and $6 was recorded to merchandise costs, respectively, to increase the cumulative LIFO valuation on merchandise inventories. Due to overall net deflationary trends, a benefit of $9 and $11 was recorded to merchandise costs in the second quarter and first half of 2013, respectively. At February 16, 2014, and September 1, 2013, the cumulative impact of the LIFO valuation on merchandise inventories was $87 and $81, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $517 and $458 at February 16, 2014, and September 1, 2013, respectively. While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than

Note 1—Summary of Significant Accounting Policies (Continued)

one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of February 16, 2014, and September 1, 2013.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the second quarter and the first half of 2014 and 2013, respectively.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling all monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $10 and $19 in the second quarter and first half of 2014, respectively, as compared to a net gain of $6 and $15 in the second quarter and first half of 2013, respectively.
Stock Repurchase Programs
Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted by allocation to both additional paid-in capital and retained earnings. The amount allocated to additional paid-in capital is calculated as the current value of additional paid-in capital per share outstanding and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings. See Note 5 for additional information.
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to reclassifications out of accumulated other comprehensive income. Disclosure will be required of the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income, cross-references to other disclosures required under U.S. GAAP are required. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance at the beginning of its first quarter of 2014. Adoption did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended September 1, 2013. The Company’s investments were as follows:

February 16, 2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,332	$2	$1,334
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,337	2	1,339
Held-to-maturity:
Bankers' acceptances	13		13
Total short-term investments	$1,350	$2	$1,352

September 1, 2013:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,263	$0	$1,263
Corporate notes and bonds	9	0	9
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,277	0	1,277
Held-to-maturity:
Certificates of deposit	124		124
Bankers' acceptances	79		79
Total held-to-maturity	203		203
Total short-term investments	$1,480	$0	$1,480
At February 16, 2014, and September 1, 2013, the Company had no available-for-sale securities that were in continuous unrealized-loss positions or gross unrealized gains and losses on cash equivalents.
The proceeds from sales of available-for-sale securities were $22 and $59 during the second quarter of 2014 and 2013, respectively. In the first half of 2014 and 2013, the proceeds from sales of available-for-sale securities were $32 and $120, respectively. Gross realized gains or losses from sales of available-for-sale securities during the second quarter and first half of 2014 and 2013 were not material.
The maturities of available-for-sale and held-to-maturity securities at February 16, 2014, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$296	$296	$13
Due after one year through five years	1,019	1,021	0
Due after five years	22	22	0
	$1,337	$1,339	$13

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

February 16, 2014:	Level 1	Level 2
Money market mutual funds(1)	$171	$0
Investment in government and agency securities(2)	0	1,349
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(3)	0	2
Forward foreign-exchange contracts, in (liability) position(3)	0	(5)
Total	$171	$1,351

September 1, 2013:	Level 1	Level 2
Money market mutual funds(1)	$87	$0
Investment in government and agency securities(2)	0	1,263
Investment in corporate notes and bonds	0	9
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(3)	0	3
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)
Total	$87	$1,277
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
On February 16, 2014, $15 and $1,334 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. On September 1, 2013, there were no securities included in cash and cash equivalents and $1,263 included in short-term investments in the accompanying consolidated balance sheets.

(3)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis at February 16, 2014, or September 1, 2013. There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the second quarter or first half of 2014 or 2013.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the second quarter and first half of 2014 or 2013.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during the second quarter and first half of 2014 were immaterial. There were no fair value adjustments to these nonfinancial assets and liabilities during the second quarter or first half of 2013.

Note 4—Debt
The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	February 16, 2014		September 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,098	$1,247	$1,098	$1,248
0.65% Senior Notes due December 2015	1,199	1,206	1,199	1,200
1.125% Senior Notes due December 2017	1,100	1,095	1,100	1,065
1.7% Senior Notes due December 2019	1,198	1,173	1,198	1,157
Other long-term debt	390	399	403	412
Long-term debt, excluding current portion	$4,985	$5,120	$4,998	$5,082
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is classified as Level 2.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.31 per share, compared to $0.275 per share in the second quarter of 2013. On January 30, 2014, the Board of Directors declared a quarterly cash dividend in the amount of $0.31 per share, which was paid on February 28, 2014.
Stock Repurchase Programs
There was no stock repurchase activity in the second quarter of 2014 or 2013 or in the first half of 2014. In the first quarter of 2013, we repurchased 357,000 shares, at an average price of $96.41 per share, totaling $34. The remaining amount available for stock repurchases under our approved plan was $3,055 at February 16, 2014. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but less than total ownership:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 1, 2013	$10,833	$179	$11,012
Comprehensive income:
Net income	888	16	904
Foreign-currency translation adjustment and other, net	(35)	(1)	(36)
Comprehensive income	853	15	868
Stock-based compensation	185	0	185
Stock options exercised, including tax effects	18	0	18
Release of vested restricted stock units (RSUs), including tax effects	(101)	0	(101)
Cash dividends declared	(273)	0	(273)
Equity at February 16, 2014	$11,515	$194	$11,709

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 2, 2012	$12,361	$157	$12,518
Comprehensive income:
Net income	963	12	975
Foreign-currency translation adjustment and other, net	(45)	2	(43)
Comprehensive income	918	14	932
Stock-based compensation	159	0	159
Stock options exercised, including tax effects	51	0	51
Release of vested RSUs, including tax effects	(83)	0	(83)
Conversion of convertible notes	29	0	29
Repurchases of common stock	(34)	0	(34)
Cash dividends declared	(3,289)	0	(3,289)
Equity at February 17, 2013	$10,112	$171	$10,283

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

Note 6—Stock-Based Compensation Plans (Continued)

Summary of Restricted Stock Unit Activity
At February 16, 2014, 7,857,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,648,000 time-based RSUs that vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first half of 2014:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2013	10,081	$72.52
Granted	3,456	113.64
Vested and delivered	(4,138)	71.41
Forfeited	(139)	80.65
Outstanding at February 16, 2014	9,260	$86.79
The remaining unrecognized compensation cost related to non-vested RSUs at February 16, 2014 was $702, and the weighted-average period of time over which this cost will be recognized is 1.8 years.
Summary of Stock Option Activity
All outstanding stock options were fully vested and exercisable at February 16, 2014, and September 1, 2013. The following table summarizes stock option transactions:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 1, 2013	1,947	$39.70
Exercised	(295)	36.56
Outstanding at February 16, 2014	1,652	$40.26	1.02	$125
 _______________

(1)	The difference between the exercise price and the market value of common stock at February 16, 2014.

Note 6—Stock-Based Compensation Plans (Continued)

The tax benefits realized, derived from the compensation deductions resulting from the option exercises, and intrinsic value related to total stock options exercised are provided in the following table:

	24 Weeks Ended
	February 16, 2014	February 17, 2013
Actual tax benefit realized for stock options exercised	$9	$23
Intrinsic value of stock options exercised(1)	$24	$64
_______________
(1) The difference between the exercise price and the market value of common stock measured at each exercise date.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Stock-based compensation expense before income taxes	$73	$66	$185	$159
Less recognized income tax benefit	(24)	(22)	(62)	(53)
Stock-based compensation expense, net of income taxes	$49	$44	$123	$106
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Net income available to common stockholders after assumed conversions of dilutive securities	$463	$547	$888	$963
Weighted average number of common shares used in basic net income per common share	439,776	435,975	438,868	434,698
RSUs and stock options	3,025	3,775	3,730	4,086
Conversion of convertible notes	28	62	29	438
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,829	439,812	442,627	439,222
Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect

Note 8—Commitments and Contingencies (Continued)

the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, the Company has not recorded an accrual with respect to any matter described below. In each case, there is a reasonable possibility that a loss may be incurred. For matters where no accrual has been recorded, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed, and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-EMC. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. The class is less than 1,200 people. In February 2014 the court granted preliminary approval of a proposed settlement. Any payments to class members under the proposed settlement would be contingent upon proof of liability in individual adjudications. A hearing on whether final approval should be granted is set for May 22, 2014, following notice to class members. Payments under the proposed settlement would be immaterial to the Company’s operations or financial position.

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina,

Note 8—Commitments and Contingencies (Continued)

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

Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, United Kingdom, Japan, and Australia and through majority-owned subsidiaries in Taiwan and Korea. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company's annual report filed on Form 10-K for the fiscal year ended September 1, 2013, and Note 1 above. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 16, 2014
Total revenue	$18,859	$4,056	$3,391	$26,306
Operating income	424	161	139	724
Depreciation and amortization	174	31	35	240
Additions to property and equipment	228	51	168	447
Twelve Weeks Ended February 17, 2013
Total revenue	$17,794	$4,002	$3,075	$24,871
Operating income	453	156	129	738
Depreciation and amortization	160	28	29	217
Additions to property and equipment	205	37	213	455
Twenty-Four Weeks Ended February 16, 2014
Total revenue	$36,583	$8,180	$6,560	$51,323
Operating income	788	350	254	1,392
Depreciation and amortization	344	59	68	471
Additions to property and equipment	613	118	290	1,021
Net property and equipment	9,891	1,612	2,845	14,348
Total assets	21,479	4,429	5,658	31,566
Twenty-Four Weeks Ended February 17, 2013
Total revenue	$34,712	$7,891	$5,983	$48,586
Operating income	796	332	249	1,377
Depreciation and amortization	315	56	59	430
Additions to property and equipment	510	92	341	943
Net property and equipment	9,422	1,665	2,299	13,386
Total assets	20,105	4,301	4,683	29,089
Year Ended September 1, 2013
Total revenue	$75,493	$17,179	$12,484	$105,156
Operating income	1,810	756	487	3,053
Depreciation and amortization	696	123	127	946
Additions to property and equipment	1,090	186	807	2,083
Net property and equipment	9,652	1,621	2,608	13,881
Total assets	20,608	4,529	5,146	30,283

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share and share data, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the amount we expect to spend on our expansion plans, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation impact and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company's public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2013 annual report on Form 10-K, previously filed with the SEC.
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
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts that they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of currency fluctuations, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter stores,

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of sales.
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
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we maintain growth in our membership base, upgrade members, and sustain high renewal rates materially influences our profitability.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period's currency exchange rates and the comparable prior-year period's currency exchange rates.
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2014 and 2013 relate to the twelve-week fiscal quarters ended February 16, 2014, and February 17, 2013, respectively. References to the first half of 2014 and 2013 relate to the twenty-four weeks ended February 16, 2014, and

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

February 17, 2013, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the second quarter of 2014 as compared to the second quarter of 2013 include:

•	We opened three new warehouses in the second quarter of 2014, two in the U.S. and one in Canada, compared to five new warehouses in the second quarter of 2013;

•
Net sales increased 6% to $25,756, driven by a 3% increase in comparable sales and sales at warehouses opened since the end of the second quarter of fiscal 2013. Net and comparable sales were negatively impacted by changes in certain foreign currencies relative to the U.S. dollar and by decreases in the price of gasoline;

•	Membership fees increased 4% to $550, primarily due to membership sign-ups at both new and existing warehouses;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased six basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased thirteen basis points;

•
Net income decreased 15% to $463, or $1.05 per diluted share compared to $547, or $1.24 per diluted share in 2013. The prior year results were positively impacted by a $62 tax benefit, or $0.14 per diluted share, in connection with the special cash dividend paid to the Company's 401(k) Plan participants;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.03, primarily due to changes in the Canadian dollar; and

•	On January 30, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 per share, which was paid subsequent to the end of the second quarter.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Net Sales	$25,756	$24,343	$50,224	$47,547
Increases in net sales:
U.S.	6%	7%	5%	8%
International	5%	11%	6%	12%
Total Company	6%	8%	6%	9%
Increases in comparable warehouse sales:
U.S.	4%	5%	4%	6%
International	0%	6%	1%	7%
Total Company	3%	5%	3%	6%
Increases in comparable warehouse sales excluding the impact of gasoline price and foreign currency changes:
U.S.	5%	5%	5%	6%
International	7%	4%	7%	5%
Total Company	5%	5%	5%	5%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Net Sales
Net Sales increased $1,413 or 6%, and $2,677 or 6% during the second quarter and first half of 2014 compared to the second quarter and first half of 2013. These increases were attributable to a 3% increase in comparable warehouse sales and from sales at the 27 net new warehouses (includes the closure of our Acapulco, Mexico location due to extensive storm damage) opened since the end of the second quarter of fiscal 2013.
During the second quarter, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $503, or 207 basis points, compared to the second quarter of 2013. The negative impact was primarily due to the Canadian dollar of approximately $347 and the Japanese yen of approximately $113. Changes in gasoline prices negatively impacted net sales by approximately $70, or 29 basis points, during the second quarter of 2014, due to a 3% decrease in the average sales price per gallon.
During the first half of 2014, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $857, or 180 basis points, compared to the first half of 2013. The negative impact was primarily due to the Canadian dollar of approximately $555 and the Japanese yen of approximately $253. Changes in gasoline prices negatively impacted net sales by approximately $310, or 65 basis points, during the first half of 2014, due to a 6% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 3% in the second quarter and first half of 2014, and were positively impacted by an increase in shopping frequency, partially offset by lower average amounts spent per visit by our members. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results, including the average amount spent by our members, during the second quarter and first half of 2014. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), primarily in our Other International segment.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Membership fees	$550	$528	$1,099	$1,039
Membership fees as a percent of net sales	2.13%	2.17%	2.19%	2.18%
Total paid cardholders (000's)	40,300	37,900	40,300	37,900
Total cardholders (000's)	73,400	69,100	73,400	69,100
Membership fees increased 4% and 6% in the second quarter and first half of 2014, respectively. These increases were primarily due to membership sign-ups at both existing and new warehouses and increased penetration of our higher-fee Executive Membership program. The remaining impact from raising our annual membership fees positively impacted the first half of 2014 by $9. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $13 and $23 for the second quarter and first half of 2014, respectively. Our member renewal rates are currently 90% in the U.S. and Canada, and 87% on a worldwide basis.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Net sales	$25,756	$24,343	$50,224	$47,547
Less merchandise costs	23,043	21,766	44,867	42,492
Gross margin	$2,713	$2,577	$5,357	$5,055
Gross margin as a percent of net sales	10.53%	10.59%	10.67%	10.63%
Quarterly results
Gross margin as a percentage of net sales decreased six basis points compared to the second quarter of 2013. Excluding the effect of gasoline price deflation on net sales, gross margin as a percentage of net sales decreased eight basis points. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines and fresh foods) when expressed as a percentage of net sales decreased one basis point, primarily due to a decrease in hardlines. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales was consistent quarter over quarter. Additionally, gross margin was negatively impacted by six basis points due to a LIFO charge of $5 recorded in the second quarter of 2014 compared to a benefit of $9 recorded in 2013, and one basis point due to continued growth of the Executive Membership 2% reward program. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $56 in the second quarter of 2014.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales (gross margin percentage), decreased in our U.S. operations, primarily due to the LIFO charge and the decrease in hardlines discussed above. The gross margin percentage in our Canadian operations increased slightly, resulting from an increase in fresh foods. The gross margin percentage in our Other International segment decreased slightly across all categories.
Year-to-date results
Gross margin as a percentage of net sales increased four basis points compared to the first half of 2013. Excluding the effect of gasoline price deflation on net sales, gross margin as a percentage of net sales decreased three basis points. Gross margin in our core merchandise categories when expressed as a percentage of net sales increased one basis point, primarily due to increases in softlines and food and sundries. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales increased one basis point. Additionally, gross margin was negatively impacted by three basis points due to a LIFO charge of $6 recorded in the first half of 2014 compared to a benefit of $11 in 2013, and two basis points due to continued growth of the Executive Membership 2% reward program. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $94 in the first half of 2014.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales, increased in our U.S. operations, primarily due to softlines and food and sundries and was partially offset by the LIFO charge and hardlines as discussed above. The gross margin percentage in our Canadian operations increased across all categories. The gross margin percentage in our Other International segment decreased slightly across all categories.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
SG&A expenses	$2,531	$2,361	$5,032	$4,693
SG&A expenses as a percent of net sales	9.83%	9.70%	10.02%	9.87%
SG&A expenses as a percent of net sales increased thirteen basis points compared to the second quarter of 2013. Excluding the effect of gasoline price deflation on net sales, SG&A expenses increased ten basis points. This increase was due to increases in warehouse operating costs of nine basis points, due largely to higher employee benefit costs across all segments and higher payroll in our U.S. and Other International operations. This was partially offset by improvements in payroll in our Canadian operations as a result of leveraging increased sales. Additionally, stock compensation costs were higher by one basis point. Central operating costs as a percentage of net sales remained consistent compared to the second quarter of 2013, inclusive of the continued investment in modernizing our information systems, the cost of which is primarily being incurred by our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $46 in the second quarter of 2014.
SG&A expenses as a percent of net sales increased fifteen basis points compared to the first half of 2013. Excluding the effect of gasoline price deflation on net sales, SG&A expenses increased nine basis points. This increase was due to increases in warehouse operating costs of six basis points, due largely to higher employee benefit costs across all segments and higher payroll in our U.S. and Other International operations. This was partially offset by improvements in payroll in our Canadian operations as a result of leveraging increased sales. Additionally, stock compensation expense was higher by three basis points resulting primarily from appreciation in the trading price of the Company's common stock, despite a 14% reduction in the average number of RSUs granted to each participant during the first half of 2014. Central operating costs as a percentage of net sales remained consistent compared to the first half of 2013, inclusive of the continued investment in modernizing our information systems, the cost of which is primarily being incurred by our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $80 in the first half of 2014.
Preopening Expenses

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Preopening expenses	$8	$6	$32	$24
Warehouse openings, including relocations
United States	2	1	11	9
Canada	1	2	2	3
Other International	0	2	3	2
Total warehouse openings, including relocations	3	5	16	14
Preopening expenses include costs for startup operations related to new warehouses and the expansion of ancillary operations at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Interest expense	$26	$25	$53	$38
Interest expense in the second quarter and first half of 2014 primarily relates to the $1,100 of 5.5% Senior Notes issued in fiscal 2007 and the $3,500 of Senior notes issued in December 2012. In the first half of 2013, interest expense only included approximately ten weeks of interest on the $3,500 of Senior Notes, compared to 24 weeks in 2014.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Interest income	$12	$10	$24	$20
Foreign-currency transaction gains, net	13	13	16	21
Other, net	5	3	8	5
Interest income and other, net	$30	$26	$48	$46
The increase in interest income in the second quarter and first half of 2014 is primarily driven by higher average cash, cash equivalents, and short-term investments balances and interest rates earned in our U.S. operations. The decrease in foreign-currency transaction gains, net in the first half of 2014 was primarily attributable to the negative impact of mark-to-market adjustments for forward foreign exchange contracts, as the U.S. dollar weakened in certain international locations compared to the prior year. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 16, 2014	February 17, 2013	February 16, 2014	February 17, 2013
Provision for income taxes	$255	$185	$483	$410
Effective tax rate	35.0%	25.1%	34.8%	29.6%
Our provision for income taxes in the second quarter and first half of 2013 was favorably impacted by discrete net tax benefits of $72 and $73, respectively, primarily due to a $62 tax benefit recorded in the second quarter of 2013 in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares were deductible for U.S. income tax purposes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 16, 2014	February 17, 2013
Net cash provided by operating activities	$1,652	$1,525
Net cash used in investing activities	(891)	(855)
Net cash (used in) provided by financing activities	(224)	235
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,482 and $6,124 at February 16, 2014, and September 1, 2013, respectively. Of these balances, approximately $1,190 and $1,254 represented debit and credit card receivables at the end of the second quarter of 2014 and of fiscal year 2013, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, as we deem such earnings to be indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements, and we have no current plans to repatriate the cash, cash equivalents, and short-term investments held by these subsidiaries. At February 16, 2014, cash and cash equivalents and short-term investments totaling $2,323 were held by these non-U.S. consolidated subsidiaries.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $1,652 in the first half of 2014, compared to $1,525 in the first half of 2013. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities.

Cash Flows from Investing Activities
Net cash used in investing activities totaled $891 in the first half of 2014 compared to $855 in the first half of 2013. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 16 new warehouses in the first half of 2014. For the remainder of fiscal 2014 we plan to open up to 14 additional warehouses. Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,300 during fiscal 2014 for real estate, construction, remodeling, equipment for warehouses and related operations, and the modernization of our information systems and related activities. Through the first half of fiscal 2014, we have spent approximately $1,021. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Cash Flows from Financing Activities
Net cash used by financing activities totaled $224 in the first half of 2014 compared to $235 provided in the first half of 2013. The primary uses of cash in the first half of 2014 were the payment of withholding taxes on stock-based awards and the quarterly dividends. The net cash provided by financing activities in the first half of 2013 primarily resulted from the proceeds of the issuance of $3,500 in aggregate principal amount of Senior Notes, which were used primarily to fund a one-time special cash dividend of $3,049 in December 2012. These cash flows did not recur in the first half of 2014.
Stock Repurchase Programs
There was no stock repurchase activity in the second quarter of 2014 or 2013 or in the first half of 2014. In the first quarter of 2013, we repurchased 357,000 shares, at an average price of $96.41 per share, totaling $34. The remaining amount available for stock repurchases under our approved plan was $3,055 at February 16, 2014. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.31 per share, or $1.24 per share on an annualized basis. On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.31 per share payable to shareholders of record on February 14, 2014. The dividend was paid on February 28, 2014.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of February 16, 2014, we had total borrowing capacity within these facilities of $452, of which $382 was maintained by our international operations. Of this $382, $181 is guaranteed by the Company. There were $74 of outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2014 and $36 outstanding as of the end of 2013.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $155. The outstanding commitments under these facilities at the end of the second quarter of 2014 was $103, including $93 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
Contractual Obligations
As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base our estimates and judgments on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2013. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Recent Accounting Pronouncements
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
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2013. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds (amounts in millions)
There was no stock repurchase activity in the second quarter of fiscal 2014. Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.
Near the conclusion of the second quarter, our United Kingdom subsidiary inadvertently permitted one individual to open a business membership in the name of Iran Air.  The transaction has been reversed and the membership was canceled on March 12, 2014.  Because of the cancellation the Company has recognized no revenue associated with the transaction.

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

COSTCO WHOLESALE CORPORATION (Registrant)

March 14, 2014	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 14, 2014	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President and Chief Financial Officer