Form 10-Q
period 2014-05-11
COSTCO WHOLESALE CORP /NEW
filed 2014-06-05
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 11, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of May 28, 2014 was 438,295,696.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 11, 2014	September 1, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,736	$4,644
Short-term investments	1,539	1,480
Receivables, net	1,115	1,201
Merchandise inventories	8,483	7,894
Deferred income taxes and other current assets	660	621
Total current assets	17,533	15,840
PROPERTY AND EQUIPMENT
Land	4,632	4,409
Buildings and improvements	12,212	11,556
Equipment and fixtures	4,808	4,472
Construction in progress	615	585
	22,267	21,022
Less accumulated depreciation and amortization	(7,684)	(7,141)
Net property and equipment	14,583	13,881
OTHER ASSETS	585	562
TOTAL ASSETS	$32,701	$30,283
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,361	$7,872
Accrued salaries and benefits	2,056	2,037
Accrued member rewards	764	710
Accrued sales and other taxes	474	382
Deferred membership fees	1,297	1,167
Other current liabilities	1,735	1,089
Total current liabilities	14,687	13,257
LONG-TERM DEBT, excluding current portion	4,985	4,998
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,008	1,016
Total liabilities	20,680	19,271
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 438,582,000 and 436,839,000 shares issued and outstanding	2	2
Additional paid-in capital	4,835	4,670
Accumulated other comprehensive loss	(69)	(122)
Retained earnings	7,051	6,283
Total Costco stockholders’ equity	11,819	10,833
Noncontrolling interests	202	179
Total equity	12,021	11,012
TOTAL LIABILITIES AND EQUITY	$32,701	$30,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
REVENUE
Net sales	$25,233	$23,552	$75,457	$71,099
Membership fees	561	531	1,660	1,570
Total revenue	25,794	24,083	77,117	72,669
OPERATING EXPENSES
Merchandise costs	22,554	21,038	67,421	63,530
Selling, general and administrative	2,487	2,313	7,519	7,006
Preopening expenses	16	10	48	34
Operating income	737	722	2,129	2,099
OTHER INCOME (EXPENSE)
Interest expense	(25)	(25)	(78)	(63)
Interest income and other, net	12	15	60	61
INCOME BEFORE INCOME TAXES	724	712	2,111	2,097
Provision for income taxes	245	248	728	658
Net income including noncontrolling interests	479	464	1,383	1,439
Net income attributable to noncontrolling interests	(6)	(5)	(22)	(17)
NET INCOME ATTRIBUTABLE TO COSTCO	$473	$459	$1,361	$1,422
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.08	$1.05	$3.10	$3.27
Diluted	$1.07	$1.04	$3.07	$3.23
Shares used in calculation (000’s)
Basic	439,446	436,488	439,058	435,293
Diluted	442,720	440,780	442,651	439,738
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.355	$0.31	$0.975	$7.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$479	$464	$1,383	$1,439
Foreign-currency translation adjustment and other, net	90	(31)	54	(74)
Comprehensive income	569	433	1,437	1,365
Less: Comprehensive income attributable to noncontrolling interests	8	4	23	18
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$561	$429	$1,414	$1,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 11, 2014	May 12, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,383	$1,439
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	708	651
Stock-based compensation	251	210
Excess tax benefits on stock-based awards	(75)	(58)
Other non-cash operating activities, net	19	(7)
Deferred income taxes	(2)	15
Changes in operating assets and liabilities:
Increase in merchandise inventories	(584)	(595)
Increase in accounts payable	603	638
Other operating assets and liabilities, net	839	581
Net cash provided by operating activities	3,142	2,874
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,856)	(1,637)
Maturities and sales of short-term investments	1,800	1,890
Additions to property and equipment	(1,426)	(1,379)
Other investing activities, net	(5)	10
Net cash used in investing activities	(1,487)	(1,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(74)	(81)
Repayments of short-term borrowings	(15)	(230)
Proceeds from short-term borrowings	59	293
Proceeds from issuance of long-term debt	0	3,610
Distribution to noncontrolling interests	0	(22)
Proceeds from exercise of stock options	22	47
Minimum tax withholdings on stock-based awards	(164)	(120)
Excess tax benefits on stock-based awards	75	58
Repurchases of common stock	(171)	(36)
Cash dividend payments	(273)	(3,289)
Other financing activities, net	(1)	(14)
Net cash (used in) provided by financing activities	(542)	216
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(21)	(54)
Net increase in cash and cash equivalents	1,092	1,920
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,644	3,528
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,736	$5,448
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $8 and $10 interest capitalized in 2014 and 2013, respectively)	$85	$64
Income taxes, net	$299	$491
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$156	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share data and warehouse number data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 11, 2014, Costco operated 653 warehouses worldwide: 464 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 87 Canada locations, 33 Mexico locations, 25 United Kingdom (U.K.) locations, 19 Japan locations, 10 Taiwan locations, 10 Korea locations, and 5 Australia locations. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, and consolidated entities in which it has made equity investments or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. The Company’s net income excludes income attributable to noncontrolling interests in Taiwan and Korea. Unless otherwise noted, references to net income relate to net income attributable to Costco.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2014 and 2013 relate to the twelve-week fiscal quarters ended May 11, 2014, and May 12, 2013, respectively. References to the first thirty-six weeks of 2014 and 2013 relate to the thirty-six weeks ended May 11, 2014, and May 12, 2013, respectively.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs are:
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
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation rates and inventory levels for the year have been determined.

Due to overall net inflationary trends in the third quarter and first thirty-six weeks of 2014, a charge of $12 and $18 was recorded to merchandise costs, respectively, to increase the cumulative LIFO valuation on merchandise inventories. A benefit of $8 and $19 was recorded to merchandise costs in the third quarter and first thirty-six weeks of 2013, respectively. At May 11, 2014, and September 1, 2013, the cumulative impact of the LIFO valuation on merchandise inventories was $99 and $81, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $556 and $458 at May 11, 2014, and September 1, 2013, respectively. While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in

Note 1—Summary of Significant Accounting Policies (Continued)

duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of May 11, 2014, and September 1, 2013.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the third quarter and the first thirty-six weeks of 2014 and 2013.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling all monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in an immaterial net gain in the third quarter and the first thirty-six weeks of 2014 and 2013.
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
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to reclassifications out of accumulated other comprehensive income. Disclosure is required of the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income, cross-references to other disclosures required under U.S. GAAP are required. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance at the beginning of its first quarter of 2014. Adoption did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued guidance that changed the criteria for reporting discontinued operations, as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2016. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Note 1—Summary of Significant Accounting Policies (Continued)

In May 2014, the International Accounting Standards Board (IASB) and FASB issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended September 1, 2013. The Company’s investments were as follows:

May 11, 2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,364	$2	$1,366
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,369	2	1,371
Held-to-maturity:
Certificates of deposit	145		145
Bankers' acceptances	23		23
Total held-to-maturity	168		168
Total short-term investments	$1,537	$2	$1,539

September 1, 2013:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,263	$0	$1,263
Corporate notes and bonds	9	0	9
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,277	0	1,277
Held-to-maturity:
Certificates of deposit	124		124
Bankers' acceptances	79		79
Total held-to-maturity	203		203
Total short-term investments	$1,480	$0	$1,480
At May 11, 2014, the Company's available-for-sale securities that were in continuous unrealized-loss positions were not material. At September 1, 2013, the Company had no available-for-sale securities that were in continuous unrealized-loss positions. At May 11, 2014, and September 1, 2013, the Company had no gross unrealized gains and losses on cash equivalents.
The proceeds from sales of available-for-sale securities were $11 and $81 during the third quarter of 2014 and 2013, respectively. In the first thirty-six weeks of 2014 and 2013, the proceeds from sales of available-

Note 2—Investments (Continued)

for-sale securities were $43 and $201, respectively. Gross realized gains or losses from sales of available-for-sale securities during the third quarter and first thirty-six weeks of 2014 and 2013 were not material.
The maturities of available-for-sale and held-to-maturity securities at May 11, 2014, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$294	$295	$168
Due after one year through five years	1,061	1,062	0
Due after five years	14	14	0
	$1,369	$1,371	$168
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

May 11, 2014:	Level 1	Level 2
Money market mutual funds(1)	$124	$0
Investment in government and agency securities(2)	0	1,399
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(3)	0	0
Forward foreign-exchange contracts, in (liability) position(3)	0	(12)
Total	$124	$1,392

September 1, 2013:	Level 1	Level 2
Money market mutual funds(1)	$87	$0
Investment in government and agency securities(2)	0	1,263
Investment in corporate notes and bonds	0	9
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(3)	0	3
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)
Total	$87	$1,277
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
On May 11, 2014, $33 and $1,366 included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. On September 1, 2013, there were no securities included in cash and cash equivalents and $1,263 included in short-term investments in the accompanying consolidated balance sheets.

(3)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis at May 11, 2014, or September 1, 2013. There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the third quarter or first thirty-six weeks of 2014 or 2013.

Note 3—Fair Value Measurement (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the third quarter and first thirty-six weeks of 2014 or 2013.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets and liabilities during the third quarter and were immaterial for the first thirty-six weeks 2014. Fair value adjustments were immaterial for the third quarter and first thirty-six weeks of 2013.
Note 4—Debt
The carrying value and estimated fair value of the Company’s long-term debt consisted of the following:

	May 11, 2014		September 1, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,098	$1,236	$1,098	$1,248
0.65% Senior Notes due December 2015	1,199	1,206	1,199	1,200
1.125% Senior Notes due December 2017	1,100	1,095	1,100	1,065
1.7% Senior Notes due December 2019	1,198	1,179	1,198	1,157
Other long-term debt	390	399	403	412
Long-term debt, excluding current portion	$4,985	$5,115	$4,998	$5,082
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is classified as Level 2.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.355 per share, compared to $0.31 per share in the third quarter of 2013. On April 29, 2014, the Board of Directors declared a quarterly cash dividend in the amount of $0.355 per share, which was paid on May 30, 2014.
Stock Repurchase Programs
The Company's stock repurchase activity during the third quarter and first thirty-six weeks of 2014 and 2013 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Third quarter of 2014	1,623	$113.14	$184
First thirty-six weeks of 2014	1,623	113.14	184

Third quarter of 2013	0	$0	$0
First thirty-six weeks of 2013	357	96.41	34
The remaining amount available for stock repurchases under our approved plan was $2,871 at May 11, 2014. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made

Note 5—Equity and Comprehensive Income (Continued)

from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but less than total ownership:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 1, 2013	$10,833	$179	$11,012
Comprehensive income:
Net income	1,361	22	1,383
Foreign-currency translation adjustment and other, net	53	1	54
Comprehensive income	1,414	23	1,437
Stock-based compensation	251	0	251
Stock options exercised, including tax effects	35	0	35
Release of vested restricted stock units (RSUs), including tax effects	(101)	0	(101)
Repurchases of common stock	(184)	0	(184)
Cash dividends declared	(429)	0	(429)
Equity at May 11, 2014	$11,819	$202	$12,021

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 2, 2012	$12,361	$157	$12,518
Comprehensive income:
Net income	1,422	17	1,439
Foreign-currency translation adjustment and other, net	(75)	1	(74)
Comprehensive income	1,347	18	1,365
Stock-based compensation	210	0	210
Stock options exercised, including tax effects	67	0	67
Release of vested RSUs, including tax effects	(85)	0	(85)
Conversion of convertible notes	30	0	30
Repurchases of common stock	(34)	0	(34)
Cash dividends declared	(3,424)	0	(3,424)
Equity at May 12, 2013	$10,472	$175	$10,647

Note 6—Stock-Based Compensation
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

Note 6—Stock-Based Compensation (Continued)

Summary of Restricted Stock Unit Activity
At May 11, 2014, 7,918,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,577,000 time-based RSUs that vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first thirty-six weeks of 2014:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2013	10,081	$72.52
Granted	3,456	113.64
Vested and delivered	(4,148)	72.46
Forfeited	(200)	81.01
Outstanding at May 11, 2014	9,189	$86.84
The remaining unrecognized compensation cost related to non-vested RSUs at May 11, 2014 was $631, and the weighted-average period of time over which this cost will be recognized is 1.8 years.
Summary of Stock Option Activity
All outstanding stock options were fully vested and exercisable at May 11, 2014, and September 1, 2013. The following table summarizes stock option transactions:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at September 1, 2013	1,947	$39.70
Exercised	(591)	36.89
Outstanding at May 11, 2014	1,356	$40.92	0.90	$101
 _______________

(1)	The difference between the exercise price and the market value of common stock at May 11, 2014.

Note 6—Stock-Based Compensation (Continued)

The tax benefits realized, derived from the compensation deductions resulting from the option exercises, and intrinsic value related to total stock options exercised are provided in the following table:

	36 Weeks Ended
	May 11, 2014	May 12, 2013
Actual tax benefit realized for stock options exercised	$16	$30
Intrinsic value of stock options exercised(1)	$47	$84
_______________
(1) The difference between the exercise price and the market value of common stock measured at each exercise date.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Stock-based compensation expense before income taxes	$66	$51	$251	$210
Less recognized income tax benefit	(22)	(16)	(84)	(69)
Stock-based compensation expense, net of income taxes	$44	$35	$167	$141

Note 7—Income Taxes
The Company’s actual effective tax rates for the twelve and thirty-six weeks ended May 11, 2014, were 33.9% and 34.5%, respectively, compared to 34.8% and 31.4% for the twelve and thirty-six weeks ended May 12, 2013, respectively, which includes the net impact of discrete tax items. The actual effective tax rate for the third quarter of 2014 was favorably impacted by a change in the estimated annual effective tax rate which decreased from 35.2% in the second quarter of 2014 to 34.8%. This change in estimate was predominately due to a change in expected annual pre-tax income between the Company’s domestic and international operations. For the third quarter and first thirty-six weeks of 2013 the estimated annual effective tax rate was 34.8%. Estimated annual effective tax rates exclude the impact of discrete tax items.
The Company's effective tax rate for for the first thirty-six weeks of 2013 was favorably impacted by discrete net tax benefits of $72, primarily due to a $62 tax benefit recorded in the second quarter of 2013 in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares were deductible for U.S. income tax purposes.

Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Net income available to common stockholders after assumed conversions of dilutive securities	$473	$459	$1,361	$1,422
Weighted average number of common shares used in basic net income per common share	439,446	436,488	439,058	435,293
RSUs and stock options	3,259	4,260	3,569	4,142
Conversion of convertible notes	15	32	24	303
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,720	440,780	442,651	439,738

Note 9—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. As of the date of this report, the Company has recorded an immaterial accrual with respect to one matter described below. In each case, there is a reasonable possibility that a loss may be incurred. For matters where no accrual has been recorded, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed, and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-EMC. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. The class is less than 1,300 people. In February 2014 the court granted preliminary approval of a proposed settlement. Any payments to class members under the proposed settlement would be contingent upon proof of liability in individual adjudications. The court granted final approval on May 27, 2014. Payments under the settlement will be immaterial to the Company’s operations and financial position.

Note 9—Commitments and Contingencies (Continued)

Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D. Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 million in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants, an invocation that class counsel has opposed.
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

Note 9—Commitments and Contingencies (Continued)

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 11, 2014
Total revenue	$18,655	$3,940	$3,199	$25,794
Operating income	445	172	120	737
Depreciation and amortization	173	28	36	237
Additions to property and equipment	243	40	122	405
Twelve Weeks Ended May 12, 2013
Total revenue	$17,444	$3,857	$2,782	$24,083
Operating income	452	172	98	722
Depreciation and amortization	163	29	29	221
Additions to property and equipment	194	30	212	436
Thirty-Six Weeks Ended May 11, 2014
Total revenue	$55,238	$12,120	$9,759	$77,117
Operating income	1,233	522	374	2,129
Depreciation and amortization	517	87	104	708
Additions to property and equipment	856	158	412	1,426
Net property and equipment	9,960	1,640	2,983	14,583
Total assets	21,933	4,732	6,036	32,701
Thirty-Six Weeks Ended May 12, 2013
Total revenue	$52,156	$11,748	$8,765	$72,669
Operating income	1,248	504	347	2,099
Depreciation and amortization	478	85	88	651
Additions to property and equipment	704	122	553	1,379
Net property and equipment	9,456	1,655	2,435	13,546
Total assets	20,518	4,578	4,910	30,006
Year Ended September 1, 2013
Total revenue	$75,493	$17,179	$12,484	$105,156
Operating income	1,810	756	487	3,053
Depreciation and amortization	696	123	127	946
Additions to property and equipment	1,090	186	807	2,083
Net property and equipment	9,652	1,621	2,608	13,881
Total assets	20,608	4,529	5,146	30,283

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
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites launched for more than one year. Comparable sales growth is achieved through increasing the frequency with which our members shop and the amounts that they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenter

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

stores, department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items. Our philosophy is not to focus in the short term on maximizing prices that our members can be charged, but to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of sales.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2014 and 2013 relate to the twelve-week fiscal quarters ended May 11, 2014, and May 12, 2013, respectively. References to the first thirty-six weeks of 2014 and 2013 relate to the thirty-six weeks ended May 11, 2014, and May 12, 2013, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Key items for the third quarter of 2014 as compared to the third quarter of 2013 include:

•	We opened four new warehouses in the third quarter of 2014, two in the U.S. and two in our Other International segment, compared to five new warehouses in the third quarter of 2013;

•
Net sales increased 7% to $25,233, driven by a 4% increase in comparable sales and sales at warehouses opened since the end of the third quarter of fiscal 2013. Net and comparable sales were negatively impacted by changes in certain foreign currencies relative to the U.S. dollar and by decreases in the price of gasoline;

•	Membership fees increased 6% to $561, primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales decreased five basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased four basis points;

•	Net income increased 3% to $473, or $1.07 per diluted share compared to $459, or $1.04 per diluted share in 2013;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.03, primarily due to changes in the Canadian dollar; and

•
On April 29, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.355 per share (reflecting an increase of 14.5%), which was paid subsequent to the end of the third quarter.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Net Sales	$25,233	$23,552	$75,457	$71,099
Increases in net sales:
U.S.	7%	8%	6%	8%
International	8%	8%	7%	11%
Total Company	7%	8%	6%	8%
Increases in comparable warehouse sales:
U.S.	5%	6%	4%	6%
International	3%	4%	1%	6%
Total Company	4%	5%	3%	6%
Increases in comparable warehouse sales excluding the impact of gasoline price and foreign currency changes:
U.S.	6%	7%	5%	6%
International	8%	7%	7%	6%
Total Company	6%	7%	5%	6%

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Net Sales
Net Sales increased $1,681 or 7%, and $4,358 or 6% during the third quarter and first thirty-six weeks of 2014 compared to the third quarter and first thirty-six weeks of 2013. These increases were attributable to a 4% and 3% increase in comparable warehouse sales in the third quarter and first thirty-six weeks, respectively, and from sales at the 26 net new warehouses (includes the closure of our Acapulco, Mexico location due to storm damage) opened since the end of the third quarter of fiscal 2013.
During the third quarter, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $343, or 146 basis points, compared to the third quarter of 2013. The negative impact was primarily due to the Canadian dollar of approximately $320. Changes in gasoline prices negatively impacted net sales by approximately $55, or 23 basis points, due to a 2% decrease in the average sales price per gallon.
During the first thirty-six weeks of 2014, changes in foreign currencies negatively impacted net sales by approximately $1,200, or 169 basis points, compared to the first thirty-six weeks of 2013. The negative impact was primarily due to the Canadian dollar of approximately $875 and the Japanese yen of approximately $293. Changes in gasoline prices negatively impacted net sales by approximately $363, or 51 basis points due to a 4.5% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 4% in the third quarter and were positively impacted primarily by an increase in shopping frequency. In the first thirty-six weeks of 2014, comparable sales increased 3% and were positively impacted by an increase in shopping frequency, partially offset by lower average amounts spent per visit by our members. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results, including the average amount spent by our members during the first thirty-six weeks of 2014. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), primarily in our Other International segment.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Membership fees	$561	$531	$1,660	$1,570
Membership fees as a percentage of net sales	2.22%	2.25%	2.20%	2.21%
Total paid cardholders (000's)	40,900	38,300	40,900	38,300
Total cardholders (000's)	74,600	69,900	74,600	69,900
Membership fees increased 6% in both the third quarter and first thirty-six weeks of 2014, respectively. These increases were primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. The raising of our membership fees in fiscal 2012 had no impact on the third quarter of 2014 and positively impacted the first thirty-six weeks of 2014 by $9. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $8 and $31 for the third quarter and first thirty-six weeks of 2014, respectively. Our member renewal rates are currently 91% in the U.S. and Canada and 87% worldwide.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Net sales	$25,233	$23,552	$75,457	$71,099
Less merchandise costs	22,554	21,038	67,421	63,530
Gross margin	$2,679	$2,514	$8,036	$7,569
Gross margin as a percentage of net sales	10.62%	10.67%	10.65%	10.65%
Quarterly results
Gross margin as a percentage of net sales decreased five basis points compared to the third quarter of 2013. Excluding the negative effect of gasoline price deflation on net sales, gross margin as a percentage of net sales decreased eight basis points. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines and fresh foods) when expressed as a percentage of net sales, excluding gasoline price deflation, increased seven basis points. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales was unchanged. Additionally, gross margin was negatively impacted by eight basis points due to a LIFO charge of $12 in the third quarter of 2014, compared to a benefit of $8 in 2013, and seven basis points due to a non-recurring legal settlement received in the third quarter of 2013. The LIFO charge resulted from higher merchandise inventory costs, primarily food and sundries. Executive Membership 2% reward program, when expressed as a percentage of net sales, was consistent quarter over quarter. Excluding the effect of changes in foreign currencies, the Executive Membership 2% reward program negatively impacted gross margin by one basis point due to the continued growth of this program. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $39 in the third quarter of 2014.
Gross margin in our core merchandise categories when expressed as a percentage of their own sales, excluding gasoline price deflation, increased in our food and sundries, softlines, and hardlines categories, partially offset by a decrease in our fresh foods category.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales (gross margin percentage), decreased in our U.S. operations, primarily due to the LIFO charge and non-recurring legal settlement discussed above. Excluding these items, the gross margin in our U.S. operations increased compared to the prior year, primarily due to increases in food and sundries and softlines. The gross margin percentage in our Canadian operations decreased primarily due to decreases in hardlines as a result of its lower sales penetration as discussed above, as well as, decreases in food and sundries and softlines. The gross margin percentage in our Other International segment increased, primarily due to fresh foods.
Year-to-date results
Gross margin as a percentage of net sales was consistent compared to the first thirty-six weeks of 2013. Excluding the effect of gasoline price deflation on net sales, gross margin as a percentage of net sales decreased five basis points. Gross margin in our core merchandise categories when expressed as a percentage of net sales, excluding gasoline price deflation, increased two basis points, primarily due to increases in food and sundries and softlines, partially offset by a decrease in hardlines as a result of its lower sales penetration. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales increased one basis point. Additionally, gross margin was negatively impacted by five basis points due to a LIFO charge of $18 in the first thirty-six weeks of 2014 compared to a benefit of $19 in 2013, and two basis points due to a non-recurring legal settlement received in the third quarter of 2013. The LIFO charge resulted from higher merchandise inventory costs, primarily in our food and sundries category. Continued growth of the Executive Membership 2% reward program also negatively impacted gross margin by one basis point. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $132 in the first thirty-six weeks of 2014.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales, increased in our U.S. operations, primarily due to softlines and food and sundries. These increases were partially offset by the LIFO charge and non-recurring legal settlement discussed above. The gross margin percentage in our Canadian operations decreased, primarily due to decreases in hardlines as a result of its lower sales penetration as discussed above and softlines. The gross margin percentage in our Other International segment decreased, primarily due to food and sundries and hardlines.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
SG&A expenses	$2,487	$2,313	$7,519	$7,006
SG&A expenses as a percentage of net sales	9.86%	9.82%	9.96%	9.85%
SG&A expenses as a percentage of net sales increased four basis points compared to the third quarter of 2013. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of net sales increased one basis point. This increase was largely due to an increase in stock compensation expense of four basis points due to early vesting for long service and appreciation in the trading price of our stock. Central operating costs were higher by two basis points, primarily due to continued investment in modernizing our information systems, the cost of which is primarily being incurred by our U.S. operations. Warehouse operating costs were lower by five basis points, primarily resulting from improvements in payroll in our U.S. and Canadian operations as a result of leveraging increased sales, partially offset by increases in employee benefit costs. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $30 in the third quarter of 2014.
SG&A expenses as a percentage of net sales increased eleven basis points compared to the first thirty-six weeks of 2013. Excluding the effect of gasoline price deflation on net sales, SG&A expenses increased seven basis points. This increase was largely due to an increase in stock compensation expense of four basis points due to early vesting for long service and appreciation in the trading price of our stock despite a 14% reduction in the average number of RSUs granted to each participant. Central operating costs were also higher by one basis point, primarily due to continued investment in modernizing our information systems, the cost of which is primarily being incurred by our U.S. operations. Warehouse operating costs increased two basis points compared to the first thirty-six weeks of 2013, due to higher employee benefit costs in our U.S. and Canadian operations. This was partially offset by improvements in payroll primarily in our Canadian operations as a result of leveraging increased sales. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $109 in the first thirty-six weeks of 2014.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Preopening Expenses

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Preopening expenses	$16	$10	$48	$34
Warehouse openings, including relocations
United States	2	1	13	10
Canada	0	0	2	3
Other International	2	4	5	6
Total warehouse openings, including relocations	4	5	20	19
Preopening expenses include costs for startup operations related to new warehouses, new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. Subsequent to the end of the third quarter 2014, we opened our first warehouse in Spain.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Interest expense	$25	$25	$78	$63
Interest expense in the third quarter and first thirty-six weeks of 2014 primarily related to the $1,100 of 5.5% Senior Notes issued in fiscal 2007 and the $3,500 of Senior notes issued in December 2012. In the first thirty-six weeks of 2013, interest expense only included approximately 22 weeks of interest on the $3,500 of Senior Notes, compared to 36 weeks in 2014.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Interest income	$11	$9	$35	$29
Foreign-currency transaction gains (losses), net	(2)	0	14	21
Other, net	3	6	11	11
Interest income and other, net	$12	$15	$60	$61
The increase in interest income in the third quarter and first thirty-six weeks of 2014 was primarily driven by higher average cash, cash equivalents, and short-term investments balances and higher interest rates earned, primarily in our U.S. operations. The decrease in foreign-currency transaction gains, net in the first thirty-six weeks of 2014 was primarily attributable to the negative impact of mark-to-market adjustments for forward foreign exchange contracts, as the U.S. dollar weakened in certain international locations compared to the prior year. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 11, 2014	May 12, 2013	May 11, 2014	May 12, 2013
Provision for income taxes	$245	$248	$728	$658
Effective tax rate	33.9%	34.8%	34.5%	31.4%

The actual effective tax rate for the third quarter was favorably impacted by a change in the estimated annual effective tax rate which decreased from 35.2% in the second quarter of 2014 to 34.8%. This change in estimate was predominately due to a change in expected annual pre-tax income between our domestic and international operations. For the third quarter and first thirty-six weeks of 2013 our estimated annual effective tax rate was 34.8%. Estimated annual effective tax rates exclude the impact of discrete tax items.
Additionally, our provision for income taxes for the first thirty-six weeks of 2013 was favorably impacted by discrete net tax benefits of $72, primarily due to a $62 tax benefit recorded in the second quarter of 2013 in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares were deductible for U.S. income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 11, 2014	May 12, 2013
Net cash provided by operating activities	$3,142	$2,874
Net cash used in investing activities	(1,487)	(1,116)
Net cash (used in) provided by financing activities	(542)	216
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $7,275 and $6,124 at May 11, 2014, and September 1, 2013, respectively. Of these balances, approximately $1,386 and $1,254 represented debit and credit card receivables at the end of the third quarter of 2014 and of fiscal year 2013, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year.

Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future and that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements. As of May 11, 2014 we have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, as we deemed such earnings to be indefinitely reinvested. Such earnings could become taxable upon the sale or liquidation of these non-U.S. consolidated subsidiaries or upon dividend repatriation. At May 11, 2014, cash and cash equivalents and short-term investments totaling $2,708 were held by these non-U.S. consolidated subsidiaries. Management is currently considering repatriating a portion of the undistributed earnings in Canada as current exchange rates as compared to historical exchange rates when these earnings were generated, which if done, would result in an immaterial U.S. tax liability.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,142 in the first thirty-six weeks of 2014, compared to $2,874 in the first thirty-six weeks of 2013. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities.

Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,487 in the first thirty-six weeks of 2014 compared to $1,116 in the first thirty-six weeks of 2013. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 20 new warehouses in the first thirty-six weeks of 2014. For the remainder of fiscal 2014 we plan to open up to 10 additional warehouses. Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, it is our current intention to spend approximately $2,200 during fiscal 2014 for real estate, construction, remodeling, equipment for warehouses and related operations, and the modernization of our information systems and related activities. These expenditures are expected to be financed with a combination of cash provided from operations and existing cash and cash equivalents and short-term investments. Through the first thirty-six weeks of fiscal 2014, we have spent approximately $1,426.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $542 in the first thirty-six weeks of 2014 compared to $216 provided in the first thirty-six weeks of 2013. The primary uses of cash in the first thirty-six weeks of 2014 were the quarterly dividend payments and the repurchases of common stock. The net cash provided by financing activities in the first thirty-six weeks of 2013 primarily resulted from the proceeds of the issuance of $3,500 in aggregate principal amount of Senior Notes, which were used to fund a one-time special cash dividend of $3,049 in December 2012. These cash flows did not recur.
Stock Repurchase Programs
In the third quarter and first thirty-six weeks of 2014, we repurchased 1,623,000 shares of common stock, at an average price of $113.14, totaling $184. There was no stock repurchase activity in the third quarter of 2013. In the first thirty-six weeks of 2013, we repurchased 357,000 shares, at an average price of $96.41 per share, for a total expenditure of $34. The remaining amount available for stock repurchases under our approved plan was $2,871 at May 11, 2014. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.355 per share, or $1.42 per share on an annualized basis. On April 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.355 per share payable to shareholders of record on May 16, 2014. The dividend was paid on May 30, 2014.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of May 11, 2014, we had total borrowing capacity within these facilities of $459, of which $390 was maintained by our

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share and share data, and warehouse count data)

international operations. Of this $390, $182 is guaranteed by the Company. There were $79 of outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2014 and $36 outstanding as of the end of fiscal 2013.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $159. The outstanding commitments under these facilities at the end of the third quarter of 2014 were $107, including $97 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2014 (dollars in millions, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(2)
February 17, 2014 - March 16, 2014	60,000	$113.75	60,000	$3,048
March 17, 2014 - April 13, 2014	906,000	112.46	906,000	2,946
April 14, 2014 - May 11, 2014	657,000	114.01	657,000	2,871
Total third quarter	1,623,000	$113.14	1,623,000
 _______________

(1)	Monthly information is presented by reference to our fiscal periods during the third quarter of fiscal 2014.

(2)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.
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

COSTCO WHOLESALE CORPORATION (Registrant)

June 4, 2014	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 4, 2014	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director