Form 10-K
period 2014-08-31
COSTCO WHOLESALE CORP /NEW
filed 2014-10-15
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2014 was $50,658,922,369.
The number of shares outstanding of the registrant’s common stock as of October 8, 2014 was 437,762,068.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2015, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, the amount we expect to spend on our expansion plans, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them, except as required by law.

PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983 in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Australia, Spain, and through majority-owned subsidiaries in Taiwan and Korea. Our common stock trades on the NASDAQ Global Select Market under the symbol “COST.”
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
We report on a 52/53-week fiscal year, consisting of thirteen, four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2014 and 2013 relate to the 52-week fiscal years ended August 31, 2014 and September 1, 2013, respectively. References to 2012 relate to the 53-week fiscal year ended September 2, 2012.
General
We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins than traditional wholesalers, mass merchandisers, supermarkets, and supercenters. We generally sell inventory before we are required to pay many of our merchandise vendors, even though we take advantage of early payment discounts when available. To the extent that sales increase and inventory turnover becomes more rapid, more inventory is financed through payment terms provided by suppliers rather than by our working capital.
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
Our average warehouse is approximately 144,000 square feet, however our newer units tend to be slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses are not elaborate facilities. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to amounts well below those of typical discount retail operations.
Marketing activities generally include community outreach programs to local businesses in new and existing markets and direct mail to prospective new members. Ongoing promotional programs primarily relate to coupon mailers, The Costco Connection (a magazine we publish for our members), and e-mails to members promoting selected merchandise.
Our warehouses generally operate on a seven-day, 69-hour week, open weekdays between 10:00 a.m. and 8:30 p.m., with earlier weekend closing hours. Gasoline operations generally have extended hours. Because the hours of operation are shorter than other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, thereby reducing labor required. In general, with variations by country, our warehouses accept cash, checks, certain debit and credit cards, or a private label Costco credit card.
Our strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes, and colors. We carry an average of approximately 3,700 active stock keeping units (SKUs) per warehouse in our core warehouse business, as opposed to a significantly higher number of SKUs at other retailers. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic item purchases.

Item 1—Business (Continued)

The following table indicates the approximate percentage of annual net sales accounted for by major category of items:

	2014	2013	2012
Food (including dry and institutionally packaged foods)	22%	21%	21%
Sundries (including snack foods, candy, tobacco, alcoholic and nonalcoholic beverages, and cleaning and institutional supplies)	21%	22%	22%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, garden and patio, and office supplies)	16%	16%	16%
Fresh Food (including meat, produce, deli, and bakery)	13%	13%	13%
Softlines (including apparel, small appliances, and home furnishings)	11%	11%	10%
Ancillary and Other (including gas stations, pharmacy, food court, and optical)	17%	17%	18%

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year-end:

	2014	2013	2012
Food Courts	657	628	602
Photo Processing Centers	649	622	591
Optical Dispensing Centers	641	614	589
Pharmacies	589	565	544
Hearing-Aid Centers	549	502	469
Gas Stations	445	414	394
Number of warehouses	663	634	608

Our online business, which operates websites in the U.S., Canada, U.K., and Mexico, provides our members additional products, many not found in our warehouses. These products vary by country and include services such as photo processing, pharmacy, travel, business delivery, and membership services. Net sales for our online business were approximately 3% of our consolidated net sales.
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
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our format allows our members to utilize their memberships at any of our worldwide Costco warehouse locations. We have two types of members: Gold Star (individual) and Business. Gold Star memberships are available to individuals to purchase products for personal use. Business memberships are limited to businesses, including individuals with a business license, retail sales license or other evidence of business existence. Business members have the ability to add additional cardholders (add-ons) for an annual fee. Add-ons are not available for Gold Star members. Our annual fee for these memberships is $55 in our U.S. and Canadian operations and varies by country in our Other International operations. All paid memberships include a free household card.
Our member renewal rate was approximately 91% in the U.S. and Canada, and approximately 87% on a worldwide basis in 2014. The renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. This method captures the annual membership cycle as the majority of members renew within the six months following their renewal date.

Item 1—Business (Continued)

Our membership was made up of the following (in thousands):

	2014	2013	2012
Gold Star	31,600	28,900	26,700
Business	6,900	6,600	6,400
Business, add-on	3,500	3,500	3,800
Total paid cardholders	42,000	39,000	36,900
Additional cardholders	34,400	32,200	30,100
Total cardholders	76,400	71,200	67,000
All Gold Star and Business paid cardholders are eligible to upgrade to an Executive membership in the U.S., Canada, Mexico, and U.K., for an annual fee of approximately $110. Our Executive members qualify for a 2% reward on qualified purchases (up to a maximum of approximately $750 per year), which can be redeemed only at Costco warehouses. This program also offers (except in Mexico) additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program and check printing services. The services are generally provided by third-parties and vary by country and state. At the end of 2014, Executive members represented 39% of eligible cardholders while they represented 38% at the end of both 2013 and 2012. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.
Labor
Our employee count was as follows:

	2014	2013	2012
Full-time employees	112,000	103,000	96,000
Part-time employees	83,000	81,000	78,000
Total employees	195,000	184,000	174,000
Approximately 14,000 employees in certain of our locations in five states are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.
Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location and customer service. We compete with warehouse club operations across the U.S. and Mexico (primarily Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and nearly every major metropolitan area has multiple club operations. In addition, we compete on a worldwide basis with global, national and regional wholesalers and retailers, including supermarkets, supercenters, department and specialty stores, gasoline stations, and internet retailers. Competitors such as Wal-Mart, Target, Kohl’s and Amazon.com are among our significant general merchandise retail competitors. We also compete with operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Kroger, Trader Joe’s, Whole Foods, CVS, Walgreens, and Best Buy.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important factors in our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® series of trademarks and our private label brand, Kirkland Signature®. We believe that Kirkland Signature products are premium products offered to our members at prices that are generally lower than those for similar national brand products and that they help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
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

Item 1—Business (Continued)

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
We have adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, from this code to the CEO, chief financial officer or principal accounting officer and controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.
Executive Officers of the Registrant
The executive officers of Costco, their position, and ages are listed below. All executive officers have 25 or more years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and has been a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	62
Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of Costco and has been a director since its inception.	1983	72
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	58
Franz E. Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations since 2006.	2012	67
John D. McKay	Executive Vice President, Chief Operating Officer, Northern Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	57
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development until March 2010.	2001	63
James P. Murphy	Executive Vice President, International. Mr. Murphy was Senior Vice President, International, from September 2004 to October 2010.	2011	61
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994, and has been the Chief Diversity Officer since 2010.	1994	62
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label from 1995 to December 2012.	2013	62
Douglas W. Schutt	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Schutt was Executive Vice President, Chief Operating Officer, Northern Division and Midwest Region from 2004 to March 2010.	2004	55
Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest Division and Mexico.	1993	65

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. We could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial. These Risk Factors should be carefully reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and related notes in Item 8 of this Report.
Business and Operating Risks
We are highly dependent on the financial performance of our U.S. and Canadian operations.
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 83% of consolidated net sales and operating income in 2014, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 32% of U.S. net sales in 2014. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality products and innovative new products to retain our existing member base and attract new members.
We may be unsuccessful implementing our growth strategy, including expanding our business, both in existing markets and in new markets, which could have an adverse impact on our business, financial condition and results of operations.
Our growth is dependent, in part, on our ability to acquire property and build or lease new warehouses. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses, as well as local community actions opposed to the location of our warehouses at specific sites and the adoption of local laws restricting our operations and environmental regulations may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our warehouses. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new warehouses, which could have a material adverse effect on our future growth and profitability.
We seek to expand our business in existing markets in order to attain a greater overall market share. A new warehouse may draw members away from our existing warehouses and adversely affect comparable warehouse sales performance and member traffic at those existing warehouses.
We intend to continue to open warehouses in new markets. The risks associated with entering a new market include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators currently operating in the new market, our lack of familiarity with local member preferences, and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. In new markets, we cannot ensure that our new warehouses will be profitably deployed and, as a result, our future profitability could be delayed or otherwise materially adversely affected.
Our failure to maintain positive membership loyalty and brand recognition could adversely affect our results of operations.
Membership loyalty is essential to our business model. The extent to which we achieve growth in our membership base, increase the penetration of our executive members, and sustain high renewal rates materially influences our profitability. Damage to our brands or reputation may negatively impact comparable warehouse sales, diminish member trust, and reduce member renewal rates and, accordingly, membership fee revenues, negatively impacting our results of operations.
In addition, we sell many products under our owned and exclusive Kirkland Signature brand. Maintaining consistent product quality, competitive pricing, and availability of our Kirkland Signature products for our members is essential to developing and maintaining member loyalty. These products also generally carry higher margins than national brand products and represent

Item 1A—Risk Factors (Continued)

a growing portion of our overall sales. If the Kirkland Signature brand experiences a loss of member acceptance or confidence, our sales and gross margin results could be adversely affected.
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
We rely extensively on computer systems to process transactions, summarize results, and manage our business. Failure to adequately update our systems and disruptions in both our primary and back-up systems could harm our ability to run our business and adversely affect our results of operations.
Given the very high volume of transactions we process each year it is important that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems or our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business and results of operations.
We are currently making, and will continue to make, significant technology investments to improve or replace our information processes and systems that are key to managing our business. We must monitor and choose the right investments and implement them at the right pace. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process can mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.
If we do not maintain the privacy and security of member-related and other business information, we could damage our reputation with members, incur substantial additional costs, and become subject to litigation.
We receive, retain, and transmit certain personal information about our members and entrust that information to third party business associates, including cloud service providers who perform activities for us. Our online business, which operates websites in the U.S., Canada, U.K., and Mexico, depends upon the secure transmission of encrypted confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of our business associates that results in our members' personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
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
Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover them, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.

Item 1A—Risk Factors (Continued)

We are subject to payment related risks.
We accept payments using a variety of methods, including cash and checks, a select variety of credit and debit cards, and our proprietary cash card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees which may increase over time and raise our operating costs. We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards, and our proprietary cash card, and it could temporarily disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks' compromised card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.
We are subject to the risks of selling unsafe products which could result in illness or injury to our members, harm our reputation, and subject us to litigation.
If our merchandise offerings, including food and prepared food products for human consumption, drugs, children's products, pet products, and durable goods do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our vendors are generally contractually required to comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image and these effects could be long term.
We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins (net sales less merchandise costs) and operating income.
If we do not successfully develop and maintain a relevant multichannel experience for our members, our results of operations could be adversely impacted.
Multichannel retailing is rapidly evolving and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our multichannel strategy, we are making technology investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
Our inability to attract, train and retain highly qualified employees could adversely impact our business, financial condition and results of operations.
Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of these contributions could have a material adverse

Item 1A—Risk Factors (Continued)

effect on our business. We must attract, train and retain a large and growing number of highly qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for customers, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse club operators, supermarkets, supercenters, department and specialty stores, gasoline stations, and internet retailers. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, and store hours. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop with digital devices, which has enhanced competition. Some competitors may have greater financial resources, better access to merchandise and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes related to government fiscal and tax policies, sovereign debt crises, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by the outbreak of war, acts of terrorism, or other significant national or international events.
Vendors may be unable to supply us with quality merchandise at the right prices in a timely manner or may fail to adhere to our high standards resulting in adverse effects on our business, merchandise inventories, sales, and profit margins.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal or regulatory standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.

Item 1A—Risk Factors (Continued)

Natural disasters or other catastrophic events could negatively affect our business, financial condition, and results of operations.
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
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Increased U.S. and foreign government and agency regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs that could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which also could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs and damage resulting from extreme weather may not be fully insured.
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
During 2014, our international operations, including Canada, generated 28% of our consolidated net sales. We plan to continue expanding our international operations. As a result of these expansion activities in countries outside the U.S., we expect that our international operations could account for a larger portion of our net sales in future years. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., but many of which are beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations and exchange rates, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations could have an adverse impact on our future costs or on future profits and cash flows from our international operations.

Item 1A—Risk Factors (Continued)

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, investments, merchandise inventories, vendor rebates and other vendor consideration, impairment of long-lived assets, self-insurance liabilities, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.
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
We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates, adverse outcomes in connection with income tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.
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
We are involved in a number of legal proceedings and audits and some of these outcomes could adversely affect our business, financial condition and results of operations.
Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines and penalties. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation (see discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.
Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
Warehouse Properties
At August 31, 2014 we operated 663 membership warehouses:
NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	376	92	468
Canada	77	11	88
Mexico	32	1	33
United Kingdom	21	5	26
Japan	5	15	20
Korea	5	6	11
Taiwan	—	10	10
Australia	5	1	6
Spain	1	—	1
Total	522	141	663
_______________

(1)	98 of the 141 leases are land-leases only, where Costco owns the building.
The following schedule shows warehouse openings for the past five fiscal years and expected warehouse openings through December 31, 2014:

Openings by Fiscal Year(1)	United States	Canada	Other International(2)	Total	Total Warehouses in Operation
2010 and prior	416	79	45	540	540
2011	13	3	36	52	592
2012	10	—	6	16	608
2013	12	3	11	26	634
2014	17	3	9	29	663
2015 (expected through 12/31/2014)	6	—	2	8	671
Total	474	88	109	671
_______________

(1)	Net of closings and relocations.

(2)	2011 includes 32 Mexico warehouses in operation at the beginning of the year, when we began consolidating Mexico. These 32 warehouses were opened in 2010 and prior.
At the end of 2014, our warehouses contained approximately 95.3 million square feet of operating floor space: 68.1 million in the U.S.; 12.1 million in Canada; and 15.1 million in other international locations. Additionally, we operate regional cross-docking facilities (depots) for the consolidation and distribution of most merchandise shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses, which includes our online business. We operate 23 depots consisting of approximately 9.4 million square feet. Our executive offices are located in Issaquah, Washington, and we operate 17 regional offices in the U.S., Canada and other international locations.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 8, 2014, we had 8,315 stockholders of record.
The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock.

	Price Range		Cash Dividends Declared
	High	Low
2014:
Fourth Quarter	$121.62	$113.87	$0.355
Third Quarter	116.80	110.65	0.355
Second Quarter	125.43	110.18	0.310
First Quarter	125.21	111.50	0.310
2013:
Fourth Quarter	120.07	107.56	0.310
Third Quarter	109.99	99.45	0.310
Second Quarter	105.95	96.26	7.275	(1)
First Quarter	102.75	94.47	0.275
_______________

(1)	The amount shown includes a special cash dividend of $7.00 per share.
Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the 16-week fourth quarter of fiscal 2014 (dollars in millions, except per share data):

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
May 12, 2014—June 8, 2014	424,000	$115.04	424,000	$2,822
June 9, 2014—July 6, 2014	475,000	115.68	475,000	$2,767
July 7, 2014—August 3, 2014	272,000	117.43	272,000	$2,735
August 4, 2014—August 31, 2014	121,000	118.58	121,000	$2,721
Total fourth quarter	1,292,000	$116.11	1,292,000
_______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.

Item 6—Selected Financial Data
The following table sets forth information concerning our consolidated financial condition, operating results, and key operating metrics. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report, and our consolidated financial statements and notes thereto, included in Item 8 of this Report.
SELECTED FINANCIAL DATA
(dollars in millions, except share, per share, and warehouse count data)

	Aug. 31, 2014	Sept. 1, 2013	Sept. 2, 2012	Aug. 28, 2011	Aug. 29, 2010
As of and for the year ended	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$110,212	$102,870	$97,062	$87,048	$76,255
Merchandise costs	98,458	91,948	86,823	77,739	67,995
Gross margin	11,754	10,922	10,239	9,309	8,260
Membership fees	2,428	2,286	2,075	1,867	1,691
Operating income	3,220	3,053	2,759	2,439	2,077
Net income attributable to Costco(1)	2,058	2,039	1,709	1,462	1,303
Net income per diluted common share attributable to Costco	4.65	4.63	3.89	3.30	2.92
Cash dividends declared per common share	$1.33	$8.17	$1.03	$0.89	$0.77
Increase in comparable warehouse sales(2)
United States	5%	6%	7%	7%	4%
International	3%	6%	6%	16%	19%
Total	4%	6%	7%	10%	7%
Increase in international comparable warehouse sales in local currency	7%	6%	8%	10%	8%
BALANCE SHEET DATA(3)
Net property and equipment	$14,830	$13,881	$12,961	$12,432	$11,314
Total assets	33,024	30,283	27,140	26,761	23,815
Current portion of long-term debt	—	—	1	900	—
Long-term debt, excluding current portion	5,093	4,998	1,381	1,253	2,141
Costco stockholders’ equity	$12,303	$10,833	$12,361	$12,002	$10,829
WAREHOUSE INFORMATION
Warehouses in Operation(4)
Beginning of year(4)	634	608	592	572	527
Opened(5)	30	26	17	24	14
Closed(5)	(1)	0	(1)	(4)	(1)
End of year	663	634	608	592	540
_______________

(1)
Includes 50% of the results of Costco Mexico's operations in fiscal 2010, 2011, and in 2012 prior to the July acquisition of our former joint venture partner's 50% equity interest. The remainder of fiscal 2012 and thereafter include 100% of Costco Mexico's results of operations.

(2)
Includes net sales at warehouses open more than one year, including relocations, remodels, and expansions, as well as online sales. For fiscal 2013 and 2012, the prior year includes the comparable 52 and 53 weeks, respectively.

(3)	Excludes the balance sheet data for Costco Mexico for fiscal 2010.

(4)
Excludes in 2010 warehouses operated in Mexico through a 50% owned joint venture. Mexico opened 32 of these warehouses in 2010 and prior. The 2011 beginning-of-year figure includes these warehouses consolidated at the beginning of the fiscal year.

(5)	Includes warehouse relocations and the closure in September 2013 of the Acapulco, Mexico location due to storm damage.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)
OVERVIEW
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing the shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting domestic operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenters, department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices that our members can be charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of sales. We believe our gasoline business draws members to our warehouses, but it has a lower gross margin as a percentage of net sales relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin as a percentage of net sales.
We also achieve sales growth by opening new warehouses. As our warehouse base grows however, available and desirable potential sites become more difficult and potentially more expensive to secure, and square footage growth may become a comparatively less substantial component of sales growth. The negative aspects of such growth, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates, materially influences our profitability.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the consolidated financial statements included in Item 8 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less direct membership warehouse competition. Additionally, we operate our gasoline business only in the U.S., Canada, Australia, and U.K.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

exchange rate changes is calculated based on the difference between the current period's currency exchange rates and the comparable prior-year period's currency exchange rates.
Our fiscal year ends on the Sunday closest to August 31. Fiscal years 2014 and 2013 were 52-week fiscal years ending on August 31, 2014, and September 1, 2013, respectively, while fiscal year 2012 was a 53-week fiscal year ending on September 2, 2012. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for fiscal year 2014 included:

•	We opened 30 new warehouses in 2014, 17 in the U.S., 3 in Canada, and 10 in our Other International segment, compared to 26 new warehouses in 2013;

•
Net sales increased 7% to $110,212, driven by a 4% increase in comparable sales and sales at warehouses opened in 2013 and 2014. Net and comparable sales were negatively impacted by changes in certain foreign currencies relative to the U.S. dollar;

•
Membership fees increased 6% to $2,428, primarily due to membership sign-ups at existing and new warehouses and executive membership upgrades, partially offset by the negative impact of changes in certain foreign currencies relative to the U.S. dollar;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased four basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased seven basis points, primarily due to continued investment in modernizing our information systems;

•
Net income in 2014 increased to $2,058, or $4.65 per diluted share compared to $2,039, or $4.63 per diluted share in 2013. The prior year results were positively impacted by a $62 tax benefit, or $0.14 per diluted share, in connection with the special cash dividend paid to the Company's 401(k) Plan participants;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.10, primarily due to changes in the Canadian dollar; and

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.31 to $0.355 per share in April 2014.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

RESULTS OF OPERATIONS
Net Sales

	2014	2013	2012
Net Sales	$110,212	$102,870	$97,062
Increases in net sales:
U.S.	7%	5%	11%
International	8%	8%	14%
Total Company	7%	6%	12%
Increases in comparable warehouse sales(1):
U.S.	5%	6%	7%
International	3%	6%	6%
Total Company	4%	6%	7%
Increases in comparable warehouse sales excluding the impact of gasoline price and foreign currency changes(1):
U.S.	5%	6%	6%
International	7%	6%	8%
Total Company	6%	6%	6%
_______________

(1)	For 2013 and 2012, the prior year includes the comparable 52 weeks and 53 weeks, respectively.
2014 vs. 2013
Net Sales
Net sales increased $7,342 or 7% during 2014. This was attributable to a 4% increase in comparable warehouse sales, and sales at warehouses opened in 2013 and 2014. Changes in foreign currencies negatively impacted net sales by approximately $1,336, or 130 basis points, compared to 2013. The negative impact was primarily due to the Canadian dollar of approximately $1,140 and the Japanese yen of approximately $311. Changes in gasoline prices negatively impacted net sales by approximately $364, or 35 basis points, due to a 3% decrease in average sales price per gallon.
Comparable Sales
Comparable sales increased 4% during 2014 and were primarily impacted by an increase in shopping frequency. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results, including the average amount spent by our members during 2014. In local currencies, International comparable sales increased 7%; 9% in Canada and 4% in our Other International segment. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), primarily in our Other International operations.
2013 vs. 2012
Net Sales
Net sales increased $5,808 or 6% during 2013. This increase was attributable to a 6% increase in comparable warehouse sales and sales at warehouses opened in 2012 and 2013, partially offset by the impact of one additional week of sales in 2012. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $208, or 21 basis points during 2013. The negative impact was primarily due to the Japanese yen of approximately $354, partially offset by a positive impact of the Mexican peso of approximately $127. Changes in gasoline prices were immaterial to the change in net sales.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Comparable Sales
Comparable sales increased 6% during 2013 and were positively impacted by increases in both shopping frequency and the average amount spent by our members. Changes in foreign currencies relative to the U.S. dollar and gasoline prices were immaterial to the change in comparable sales. The increase in comparable sales includes the negative impact of cannibalization.
Membership Fees

	2014	2013	2012
Membership fees	$2,428	$2,286	$2,075
Membership fees increase	6%	10%	11%
Membership fees as a percentage of net sales	2.20%	2.22%	2.13%
2014 vs. 2013
Membership fees increased 6% in 2014. This increase was primarily due to membership sign-ups at existing and new warehouses and increased number of upgrades to our higher-fee Executive Membership program. The raising of our membership fees in fiscal 2012 positively impacted 2014 by $9. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $35 in 2014. Our member renewal rates are currently 91% in the U.S. and Canada and 87% worldwide.
We increased our annual membership fees in the U.S. and Canada effective November 1, 2011, for new members, and January 1, 2012, for renewal members. We account for membership fee revenue, net of refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period.
2013 vs. 2012
Membership fees increased 10% in 2013. The increase was primarily due to raising our annual membership fees and membership sign-ups at both existing and new warehouses. The fee increase had a positive impact on membership fee revenues of approximately $119 and $37 in 2013 and 2012, respectively. These increases were partially offset by the impact of one additional week of membership fees in 2012.
Gross Margin

	2014	2013	2012
Net sales	$110,212	$102,870	$97,062
Less merchandise costs	98,458	91,948	86,823
Gross margin	$11,754	$10,922	$10,239
Gross margin as a percentage of net sales	10.66%	10.62%	10.55%
2014 vs. 2013
Gross margin as a percentage of net sales increased four basis points. Gross margin in our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods) when expressed as a percentage of net sales increased six basis points, primarily due to increases in our softlines and food and sundries categories, partially offset by a decrease in hardlines. Fresh foods also had a positive impact as a result of higher sales penetration. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales increased by six basis points. Gross margin as a percentage of net sales was negatively impacted by seven basis points primarily due to a $28 LIFO inventory charge in 2014 compared to a $27 benefit in 2013 and a nonrecurring legal settlement that increased gross margin in 2013. The LIFO charge resulted from higher costs for our merchandise inventories, primarily our foods and fresh foods categories. Excluding the effect of gasoline price deflation on net sales, gross margin as a percentage of net sales increased one basis point. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $151 in 2014.
Gross margin in our core merchandise categories when expressed as a percentage of their own merchandise category sales increased seven basis points. The changes in the individual merchandise categories are consistent with the discussion above.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

When expressed as a percentage of the segment's own sales, gross margin increased in our U.S. operations, primarily due to our softlines and food and sundries categories, partially offset by a decrease in hardlines and the LIFO charge and legal settlement discussed above. The gross margin percentage in our Canadian operations decreased, primarily due to decreases in hardlines and food and sundries, partially offset by an increase in fresh foods. The gross margin percentage in our Other International segment increased, primarily due to fresh foods.
2013 vs. 2012
Gross margin as a percentage of net sales increased seven basis points. Gross margin in our core merchandise categories when expressed as a percentage of net sales decreased four basis points, primarily due to a decrease in fresh foods as a result of our continued investment in merchandise pricing. Warehouse ancillary and other businesses gross margin when expressed as a percentage of net sales increased by six basis points, predominately in our optical and hearing aid businesses. Additionally, gross margin was positively impacted by five basis points due to a $27 LIFO inventory benefit in 2013, compared to a charge of $21 in 2012, and two basis points due to a legal settlement. The LIFO benefit resulted from lower costs for our merchandise inventories, primarily hardlines. Executive Membership 2% reward program negatively impacted gross margin by two basis points, due to increased spending by Executive Members.
Gross margin for core merchandise categories when expressed as a percentage of core merchandise sales (rather than total net sales) decreased two basis points, primarily due to a decrease in fresh foods.
When expressed as a percentage of the segment’s own sales, gross margin increased in our U.S. operations primarily due to improvements in warehouse ancillary and other businesses. The LIFO benefit and legal settlement also benefited our U.S. operations. These improvements were slightly offset by a decrease in fresh foods. The gross margin percentage in our Canadian operations was flat, resulting from a decrease in fresh foods, offset by increases in warehouse ancillary and other businesses. The gross margin percentage in our Other International segment decreased, primarily in fresh foods.
Selling, General and Administrative Expenses

	2014	2013	2012
SG&A expenses	$10,899	$10,104	$9,518
SG&A expenses as a percentage of net sales	9.89%	9.82%	9.81%
2014 vs. 2013
SG&A expenses as a percentage of net sales increased seven basis points. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of net sales increased four basis points. This increase was largely due to an increase in central operating costs of three basis points primarily due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Stock compensation expense was also higher by two basis points due to accelerated vesting for long service and appreciation in the trading price of our stock, despite a 14% reduction in the average number of RSUs granted to each participant. See Note 1 to the consolidated financial statements included in Item 8 of this Report for discussion of accelerated vesting. Warehouse operating costs were lower by one basis point, primarily resulting from improvements in payroll in our Canadian operations as a result of leveraging increased sales, partially offset by increases in employee benefit costs, primarily health care, in our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $119 in 2014.
2013 vs. 2012
SG&A expenses as a percentage of net sales increased one basis point. This increase was driven by higher stock compensation expense of three basis points, partially offset by contributions made to an initiative reforming alcohol beverage laws in Washington State in the first quarter of 2012, with no comparable charge in 2013, which resulted in a positive impact of two basis points. Central operating costs as a percent of net sales were flat, primarily due to the benefit of lower non-equity incentive compensation costs as a result of not meeting certain internal performance targets. This was offset by higher central operating costs, predominately related to the continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Warehouse operating costs as a percentage of net sales were flat, primarily due to leveraging payroll costs in our U.S. and Canadian operations as a result of increased net sales which was offset by increases in other operating costs, primarily employee benefits and workers' compensation.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Preopening Expenses

	2014	2013	2012
Preopening expenses	$63	$51	$37
Warehouse openings, including relocations
United States	17	12	10
Canada	3	3	1
Other International	10	11	6
Total warehouse openings, including relocations	30	26	17
Preopening expenses include costs for startup operations related to new warehouses, development in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. During the fourth quarter we opened our first warehouse in Spain.
Interest Expense

	2014	2013	2012
Interest expense	$113	$99	$95
Interest expense in 2014 primarily relates to our $1,100 of 5.5% Senior Notes issued in fiscal 2007 and our $3,500 of Senior notes issued in December 2012 (described in further detail under the heading “Cash Flows from Financing Activities” and in Note 4 to the consolidated financial statements included in Item 8 of this Report).
Interest Income and Other, Net

	2014	2013	2012
Interest income	$52	$44	$49
Foreign-currency transaction gains, net	26	39	40
Other, net	12	14	14
Interest income and other, net	$90	$97	$103
2014 vs. 2013
The increase in interest income in 2014 was primarily driven by higher average cash, cash equivalents, and short-term investments balances, primarily in our U.S. operations. The decrease in net foreign-currency transaction gains was primarily attributable to the revaluation or settlement of monetary assets and monetary liabilities during the year, primarily our Japanese subsidiary's U.S. dollar-denominated payables. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.
2013 vs. 2012
The decrease in interest income in 2013 was primarily attributable to lower interest rates earned on our U.S. cash balances. There was a decrease in the positive impact of net foreign-currency transaction gains resulting from the revaluation or settlement of monetary assets and monetary liabilities during the year. This was partially offset by a positive impact of mark-to-market adjustments related to foreign exchange contracts entered into by our foreign subsidiaries, as the U.S. dollar was slightly stronger in certain international locations compared to 2012.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Provision for Income Taxes

	2014	2013	2012
Provision for income taxes	$1,109	$990	$1,000
Effective tax rate	34.7%	32.4%	36.1%
Our provision for income taxes for 2013 was favorably impacted by nonrecurring net tax benefits of $77, primarily due to a $62 tax benefit recorded in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2014	2013	2012
Net cash provided by operating activities	$3,984	$3,437	$3,057
Net cash used in investing activities	(2,093)	(2,251)	(1,236)
Net cash (used in) provided by financing activities	(786)	44	(2,281)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investment balances. Cash and cash equivalents and short-term investments were $7,315 and $6,124 at the end of 2014 and 2013, respectively. Of these balances, approximately $1,383 and $1,254 at the end of 2014 and 2013, respectively, represented debit and credit card receivables, primarily related to sales in the last week of our fiscal year.
In the fourth quarter of 2014, we changed our position regarding a portion of the undistributed earnings of our Canadian operations, which is no longer considered permanently reinvested. Current exchange rates compared to historical rates when these earnings were generated resulted in an immaterial U.S. tax liability, which was recorded at the end of 2014. Canadian withholding taxes, which are creditable against federal income taxes, have also been accrued on the amount expected to be repatriated.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. This includes the remaining undistributed earnings of our Canadian operations that management continues to assert are indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,809 at August 31, 2014.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,984 in 2014 compared to $3,437 in 2013. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,093 in 2014 compared to $2,251 in 2013. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 30 new warehouses and one new depot in 2014 and plan to open up to 35 new warehouses in 2015, including the relocation of four warehouses. Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

information systems, and working capital. In 2014 we spent $1,993 on capital expenditures, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2015. These expenditures are expected to be financed with cash to be provided from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $786 in 2014 compared to $44 provided by financing activities in 2013. The primary uses of cash in 2014 were dividend payments, repurchases of common stock, and payment of withholding taxes on stock-based awards. The net cash provided by financing activities in 2013 primarily resulted from the proceeds of the issuance of $3,500 in aggregate principal amount of Senior Notes, which were used to fund a one-time special cash dividend of $3,049 in December 2012. These cash flows did not recur in 2014.
Stock Repurchase Programs
During 2014 and 2013, we repurchased 2,915,000 and 357,000 shares of common stock, at an average price of $114.45 and $96.41, totaling approximately $334 and $34, respectively. The remaining amount available to be purchased under our approved plan was $2,721 at the end of 2014. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
In April 2014, our Board of Directors increased our quarterly cash dividend from $0.31 to $0.355 per share. Our cash dividends paid in 2014 totaled $1.33 per share, as compared to $8.17 per share in 2013, which included a special cash dividend of $7.00 per share.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 31, 2014, we had borrowing capacity within these facilities of $451, of which $381 was maintained by our international operations. Of the $381, $180 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2014 and $36 outstanding at the end of 2013.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $154. The outstanding commitments under these facilities at the end of 2014 totaled $95, including $91 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Contractual Obligations
As of August 31, 2014, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2015	2016 to 2017	2018 to 2019	2020 and thereafter	Total
Purchase obligations (merchandise)(1)	$5,671	$4	$—	$—	$5,675
Long-term debt(2)	107	2,598	1,348	1,432	5,485
Operating leases (3)	196	382	353	2,127	3,058
Purchase obligations (property, equipment, services and other)(4)	414	64	3	—	481
Capital lease obligations(2)	17	32	34	327	410
Construction commitments	240	—	—	—	240
Other(5)	—	29	16	58	103
Total	$6,645	$3,109	$1,754	$3,944	$15,452
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $149 to reflect sub-lease income.

(4)
The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(5)
Includes $55 in asset retirement obligations and $48 in deferred compensation obligations. The total amount excludes $54 of non-current unrecognized tax contingencies and $25 of other obligations due to uncertainty regarding the timing of future cash payments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that in the opinion of management have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We continue to review our accounting policies and evaluate our estimates, including those related to revenue recognition, investments, merchandise inventory valuation, impairment of long-lived assets, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on assumptions that we believe to be reasonable. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Revenue Recognition
We generally recognize sales, which include shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount received is generally recorded as deferred revenue in the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members that under common trade practices are referred to as sales taxes are recorded on a net basis.
We evaluate whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned. Generally, when we are the primary obligor, subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue and related shipping fees are recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts earned, which is reflected in net sales.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

We account for membership fee revenue, net of refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. Our Executive members qualify for a 2% reward on qualified purchases (up to a maximum of approximately $750 per year), which can be redeemed only at Costco warehouses. We account for this reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. Our judgments are based on existing market and operational conditions. Future events could cause us to conclude that impairment factors exist, requiring a downward adjustment of these assets to their then-current fair market value.
Insurance/Self-Insurance Liabilities
We use a combination of insurance and self-insurance mechanisms, including for certain risks, a wholly-owned captive insurance subsidiary and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Recent Accounting Pronouncements
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified among various instruments considered to be cash equivalents as defined in Note 1 to the consolidated financial statements included in Item 8 of this Report, as well as short-term investments in government and agency securities, and asset and mortgage-backed securities with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest rate securities. These securities are subject to changes in fair value due to interest rate fluctuations.
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
Our Canadian and other international subsidiaries’ investments are primarily in money market funds, bankers’ acceptances and bank certificates of deposit, generally denominated in their local currencies.
We performed a sensitivity analysis to determine the impact that a 100 basis-point change in interest rates would have on the value of our investment portfolio. At the end of 2014, the incremental change in the fair market value was immaterial. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.
The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions, and other factors. As of the end of 2014, the majority of our long-term debt is fixed rate Senior Notes, carried at $4,596. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
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
While we seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships, there can be no assurance that this practice is effective. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the consolidated financial statements included in Item 8 of this Report for additional information on the fair value of unsettled forward foreign-exchange contracts at the end of 2014 and 2013. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 31, 2014 would have decreased the fair value of the contracts by $56 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, predominately in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (amounts in millions)(Continued)

for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and, thus, require no mark-to-market adjustment.
Item 8—Financial Statements and Supplementary Data
The following documents are filed as part of Part II, Item 8 of this Report on the pages listed below:

Page
Reports of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets, as of August 31, 2014 and September 1, 2013	35
Consolidated Statements of Income, for the 52 weeks ended August 31, 2014 and September 1, 2013, and the 53 weeks ended September 2, 2012	36
Consolidated Statements of Comprehensive Income, for the 52 weeks ended August 31, 2014 and September 1, 2013, and the 53 weeks ended September 2, 2012	37
Consolidated Statements of Equity, for the 52 weeks ended August 31, 2014 and September 1, 2013, and the 53 weeks ended September 2, 2012	38
Consolidated Statements of Cash Flows, for the 52 weeks ended August 31, 2014 and September 1, 2013, and the 53 weeks ended September 2, 2012	39
Notes to Consolidated Financial Statements	40
Management’s Report on the Consolidated Financial Statements
Costco’s management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with U.S. GAAP and necessarily include certain amounts that are based on estimates and informed judgments. The Company’s management is also responsible for the preparation of the related financial information included in this Annual Report on Form 10-K and its accuracy and consistency with the consolidated financial statements.
The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with U.S. GAAP.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended August 31, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2014. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director
Item 9B—Other Information
None.

PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2015 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
Item 11—Executive Compensation
The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in Costco’s Proxy Statement.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Principal Shareholders” and “Equity Compensation Plan Information” in Costco’s Proxy Statement.
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
October 15, 2014

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ W. CRAIG JELINEK	October 15, 2014
W. Craig Jelinek President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 15, 2014
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD A. GALANTI	October 15, 2014
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 15, 2014
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ BENJAMIN S. CARSON, SR., M.D.	October 15, 2014
Benjamin S. Carson, Sr., M.D. Director

By	/s/ SUSAN L. DECKER	October 15, 2014
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 15, 2014
Daniel J. Evans Director

By	/S/ WILLIAM H. GATES	October 15, 2014
William H. Gates Director

By	/S/ HAMILTON E. JAMES	October 15, 2014
Hamilton E. James Director

By	/S/ RICHARD M. LIBENSON	October 15, 2014
Richard M. Libenson Director

By	/S/ JOHN W. MEISENBACH	October 15, 2014
John W. Meisenbach Director

By	/S/ CHARLES T. MUNGER	October 15, 2014
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 15, 2014
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 15, 2014
Jill S. Ruckelshaus Director

By	/S/ JAMES D. SINEGAL	October 15, 2014
James D. Sinegal Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 31, 2014 and September 1, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 31, 2014 and September 1, 2013, and the 53-week period ended September 2, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costco Wholesale Corporation and subsidiaries as of August 31, 2014 and September 1, 2013, and the results of their operations and their cash flows for the 52-week periods ended August 31, 2014 and September 1, 2013, and the 53-week period ended September 2, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Costco Wholesale Corporation’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
October 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation
We have audited Costco Wholesale Corporation’s internal control over financial reporting as of August 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2014 and September 1, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the 52-week periods ended August 31, 2014 and September 1, 2013, and the 53-week period ended September 2, 2012, and our report dated October 15, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
October 15, 2014

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 31, 2014	September 1, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,738	$4,644
Short-term investments	1,577	1,480
Receivables, net	1,148	1,201
Merchandise inventories	8,456	7,894
Deferred income taxes and other current assets	669	621
Total current assets	17,588	15,840
PROPERTY AND EQUIPMENT
Land	4,716	4,409
Buildings and improvements	12,522	11,556
Equipment and fixtures	4,845	4,472
Construction in progress	592	585
	22,675	21,022
Less accumulated depreciation and amortization	(7,845)	(7,141)
Net property and equipment	14,830	13,881
OTHER ASSETS	606	562
TOTAL ASSETS	$33,024	$30,283
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,491	$7,872
Accrued salaries and benefits	2,231	2,037
Accrued member rewards	773	710
Accrued sales and other taxes	442	382
Deferred membership fees	1,254	1,167
Other current liabilities	1,221	1,089
Total current liabilities	14,412	13,257
LONG-TERM DEBT, excluding current portion	5,093	4,998
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,004	1,016
Total liabilities	20,509	19,271
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 437,683,000 and 436,839,000 shares issued and outstanding	2	2
Additional paid-in capital	4,919	4,670
Accumulated other comprehensive loss	(76)	(122)
Retained earnings	7,458	6,283
Total Costco stockholders’ equity	12,303	10,833
Noncontrolling interests	212	179
Total equity	12,515	11,012
TOTAL LIABILITIES AND EQUITY	$33,024	$30,283

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	August 31, 2014	September 1, 2013	September 2, 2012
REVENUE
Net sales	$110,212	$102,870	$97,062
Membership fees	2,428	2,286	2,075
Total revenue	112,640	105,156	99,137
OPERATING EXPENSES
Merchandise costs	98,458	91,948	86,823
Selling, general and administrative	10,899	10,104	9,518
Preopening expenses	63	51	37
Operating income	3,220	3,053	2,759
OTHER INCOME (EXPENSE)
Interest expense	(113)	(99)	(95)
Interest income and other, net	90	97	103
INCOME BEFORE INCOME TAXES	3,197	3,051	2,767
Provision for income taxes	1,109	990	1,000
Net income including noncontrolling interests	2,088	2,061	1,767
Net income attributable to noncontrolling interests	(30)	(22)	(58)
NET INCOME ATTRIBUTABLE TO COSTCO	$2,058	$2,039	$1,709
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$4.69	$4.68	$3.94
Diluted	$4.65	$4.63	$3.89
Shares used in calculation (000’s)
Basic	438,693	435,741	433,620
Diluted	442,485	440,512	439,373
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.33	$8.17	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	August 31, 2014	September 1, 2013	September 2, 2012
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$2,088	$2,061	$1,767
Foreign-currency translation adjustment and other, net	49	(278)	(96)
Comprehensive income	2,137	1,783	1,671
Less: Comprehensive income attributable to noncontrolling interests	33	22	24
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$2,104	$1,761	$1,647

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 28, 2011	434,266	$2	$4,516	$373	$7,111	$12,002	$571	$12,573
Net income	—	—	—	—	1,709	1,709	58	1,767
Foreign-currency translation adjustment and other, net	—	—	—	(62)	—	(62)	(34)	(96)
Stock-based compensation	—	—	241	—	—	241	—	241
Stock options exercised, including tax effects	2,756		142	—	—	142	—	142
Release of vested restricted stock units (RSUs), including tax effects	2,554	—	(76)	—	—	(76)	—	(76)
Conversion of convertible notes	46	—	2	—	—	2	—	2
Repurchases of common stock	(7,272)	—	(77)	—	(540)	(617)	—	(617)
Cash dividends declared	—	—	—	—	(446)	(446)	—	(446)
Distribution to noncontrolling interest	—	—	—	—	—	—	(183)	(183)
Purchase of noncontrolling interest in Costco Mexico	—	—	(379)	(155)	—	(534)	(255)	(789)
BALANCE AT SEPTEMBER 2, 2012	432,350	2	4,369	156	7,834	12,361	157	12,518
Net income	—	—	—	—	2,039	2,039	22	2,061
Foreign-currency translation adjustment and other, net	—	—	—	(278)	—	(278)	—	(278)
Stock-based compensation	—	—	285	—	—	285	—	285
Stock options exercised, including tax effects	1,435	—	75	—	—	75	—	75
Release of vested RSUs, including tax effects	2,609	—	(85)	—	—	(85)	—	(85)
Conversion of convertible notes	802	—	30	—	—	30	—	30
Repurchases of common stock	(357)	—	(4)	—	(30)	(34)	—	(34)
Cash dividends declared	—	—	—	—	(3,560)	(3,560)	—	(3,560)
BALANCE AT SEPTEMBER 1, 2013	436,839	2	4,670	(122)	6,283	10,833	179	11,012
Net income	—	—	—	—	2,058	2,058	30	2,088
Foreign-currency translation adjustment and other, net	—	—	—	46	—	46	3	49
Stock-based compensation	—	—	327	—	—	327	—	327
Stock options exercised, including tax effects	971	—	58	—	—	58	—	58
Release of vested RSUs, including tax effects	2,770	—	(102)	—	—	(102)	—	(102)
Conversion of convertible notes	18	—	1	—	—	1	—	1
Repurchases of common stock	(2,915)	—	(35)	—	(299)	(334)	—	(334)
Cash dividends declared	—	—	—	—	(584)	(584)	—	(584)
BALANCE AT AUGUST 31, 2014	437,683	$2	$4,919	$(76)	$7,458	$12,303	$212	$12,515

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	August 31, 2014	September 1, 2013	September 2, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,088	$2,061	$1,767
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,029	946	908
Stock-based compensation	327	285	241
Excess tax benefits on stock-based awards	(84)	(61)	(64)
Other non-cash operating activities, net	22	(7)	28
Deferred income taxes	(63)	7	(3)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(563)	(898)	(490)
Increase in accounts payable	529	718	338
Other operating assets and liabilities, net	699	386	332
Net cash provided by operating activities	3,984	3,437	3,057
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(2,503)	(2,572)	(2,048)
Maturities and sales of short-term investments	2,406	2,385	2,303
Additions to property and equipment	(1,993)	(2,083)	(1,480)
Other investing activities, net	(3)	19	(11)
Net cash used in investing activities	(2,093)	(2,251)	(1,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	96	(70)	457
Repayments of short-term borrowings	(103)	(287)	(114)
Proceeds from short-term borrowings	68	326	114
Proceeds from issuance of long-term debt	117	3,717	130
Repayments of long-term debt	0	0	(900)
Distribution to noncontrolling interests	0	(22)	(161)
Proceeds from exercise of stock options	38	52	109
Minimum tax withholdings on stock-based awards	(164)	(121)	(107)
Excess tax benefits on stock-based awards	84	61	64
Repurchases of common stock	(334)	(36)	(632)
Cash dividend payments	(584)	(3,560)	(446)
Purchase of noncontrolling interest in Costco Mexico	0	0	(789)
Other financing activities, net	(4)	(16)	(6)
Net cash (used in) provided by financing activities	(786)	44	(2,281)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	(114)	(21)
Net increase (decrease) in cash and cash equivalents	1,094	1,116	(481)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,644	3,528	4,009
CASH AND CASH EQUIVALENTS END OF YEAR	$5,738	$4,644	$3,528
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $11, $12 and $10, interest capitalized in 2014, 2013 and 2012, respectively)	$109	$86	$112
Income taxes, net	$869	$1,001	$956

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 31, 2014, Costco operated 663 warehouses worldwide: 468 United States (U.S.) locations (in 43 U.S. states, Washington, D.C., and Puerto Rico), 88 Canadian locations, 33 Mexico locations, 26 United Kingdom (U.K.) locations, 20 Japan locations, 11 Korea locations, 10 Taiwan locations, 6 Australia locations, and 1 Spain location. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
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
In 2011 and prior to the July 2012 acquisition of the 50% noncontrolling interest in Mexico, the financial position and results of Mexico’s operations were fully consolidated, and the joint venture partner’s share was included in “net income attributable to noncontrolling interests.”
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2014 relate to the 52-week fiscal year ended August 31, 2014. References to 2013 and 2012 relate to the 52-week and 53-week fiscal years ended September 1, 2013 and September 2, 2012, respectively.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to one week. Credit and debit card receivables were $1,383 and $1,254 at the end of 2014 and 2013, respectively.
Short-Term Investments
In general, short-term investments have a maturity at the date of purchase of three months to five years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest income and other, net in the consolidated statements of income. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
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
The Company’s valuation techniques used to measure the fair value of money market mutual funds are based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Valuation methodologies used to measure the fair value of all other non-derivative financial instruments are based on independent external valuation information using “consensus pricing.” The "consensus pricing" approach uses market prices from a variety of industry-standard independent data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred.
The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums.
Receivables, Net
Receivables consist of the following at the end of 2014 and 2013:

	2014	2013
Vendor receivables	$704	$581
Reinsurance receivables	253	238
Third-party pharmacy receivables	87	102
Other receivables, net	104	280
Receivables, net	$1,148	$1,201
Vendor receivables include payments from vendors in the form of volume rebates or other purchase discounts. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The balance primarily represents amounts ceded through reinsurance arrangements, and are reflected on a gross basis, separate from the amounts assumed under reinsurance, which are presented on a gross basis within other current liabilities in the consolidated balance sheets. Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies for the amount above their co-pay, which is collected at the point-of-sale. Other receivables primarily consist of amounts due from governmental entities, of which the majority are tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2014, 2013, and 2012.
Merchandise Inventories
Merchandise inventories consist of the following at the end of 2014 and 2013:

	2014	2013
United States (primarily LIFO)	$5,952	$5,560
Foreign (FIFO)	2,504	2,334
Merchandise inventories	$8,456	$7,894
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
Due to overall net inflationary trends in 2014 and 2012, charges of $28 and $21 were recorded to merchandise costs, respectively, to increase the cumulative LIFO valuation on merchandise inventories. Due to overall net deflationary trends in 2013, a benefit of $27 was recorded to merchandise costs. At the end of 2014 and 2013, the cumulative impact of the LIFO valuation on merchandise inventories was $109 and $81, respectively.
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
Property and Equipment
Property and equipment are stated at cost. In general, new building additions are classified into components, each with its own estimated useful life, generally five to fifty years for buildings and improvements and three to twenty years for equipment and fixtures. Depreciation and amortization expense is computed using the straight-line method over estimated useful lives or the lease term, if shorter. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably assured at the date the leasehold improvements are made.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life of an asset are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held for sale at the end of 2014 and 2013 were immaterial.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held for sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. Impairment charges, included in selling, general and administrative expenses in the consolidated statements of income, in 2014, 2013, and 2012 were immaterial.
The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. These costs are included in equipment and fixtures, and amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.
Other Assets
Other assets consist of the following at the end of 2014 and 2013:

	2014	2013
Prepaid rents, lease costs, and long-term deposits	$273	$236
Receivables from governmental entities	75	67
Cash surrender value of life insurance	80	74
Other	178	185
Other Assets	$606	$562
Receivables from governmental entities largely consists of various tax-related items including amounts deposited with taxing authorities in connection with ongoing income tax audits. The Company adjusts the carrying value of its employee life insurance contracts to the net cash surrender value at the end of each reporting period. Other assets primarily consists of non-current deferred tax assets and goodwill resulting from certain business combinations. Goodwill is reviewed for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.
Accounts Payable
The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2014 and 2013 are $588 and $493, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.
Insurance/Self-Insurance Liabilities
The Company uses a combination of insurance and self-insurance mechanisms, including for certain risks, a wholly-owned captive insurance subsidiary and participation in a reinsurance pool, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of the end of 2014 and 2013, these insurance liabilities were $815 and $727 in the aggregate, respectively, and were included in accounts payable, accrued salaries and benefits, and other current liabilities in the consolidated balance sheets, classified based on their nature.
The Company’s wholly-owned captive insurance subsidiary (the captive) receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party participants. The reinsurance agreement is one year in duration, and new agreements are entered into by each participant at their discretion at the commencement of the next calendar year. The participant agreements and practices of the reinsurance program limit any participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the annual agreement.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Other Current Liabilities
Other current liabilities consist of the following at the end of 2014 and 2013:

	2014	2013
Insurance-related liabilities	$371	$346
Deferred sales	250	204
Cash card liability	173	159
Tax-related liabilities	136	77
Returns reserve	122	95
Other	169	208
Other current liabilities	$1,221	$1,089
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $585 and $458 at the end of 2014 and 2013, respectively. While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2014 and 2013.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2014, 2013, and 2012.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company generally recognizes sales, which include shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities in the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.
The Company evaluates whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue and related shipping fees are recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts earned, which is reflected in net sales.
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, whereby revenue is recognized ratably over the one-year membership period. The Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum of approximately $750 per year), which can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability (classified as accrued member rewards in the consolidated balance sheets) are computed after giving effect to the estimated impact of non-redemptions based on historical data. The net reduction in sales was $1,051, $970, and $900 in 2014, 2013, and 2012, respectively.
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
Vendor Consideration
The Company has agreements with vendors to receive funds for volume rebates, certain promotional activities, and other vendor consideration. Volume rebates or other purchase discounts are evidenced by signed agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees, other than fresh foods departments and certain ancillary businesses, as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, bank charges, utilities, and stock-based compensation expense as well as other operating costs incurred to support warehouse operations.
Retirement Plans
The Company has a 401(k) Retirement Plan available to all U.S. employees who have completed 90 days of employment. The plan allows pre-tax deferrals, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's salary. Certain Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $436, $409, and $382 for 2014, 2013, and 2012, respectively, and included in selling, general and administrative expenses and merchandise costs in the accompanying consolidated statements of income.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation
Restricted stock units (RSUs) granted to employees generally vest over five years, all grants allow for quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The Company does not reduce stock-based compensation for an estimate of forfeitures because the estimate is inconsequential in light of historical experience and considering the awards vest on a quarterly basis. The impact of actual forfeitures arising in the event of termination is recognized as actual forfeitures occur.
Compensation expense for all stock-based awards granted is predominantly recognized using the straight-line method over the requisite service period for the entire award. The terms of the Company’s stock-based awards for employees and non-employee directors provide for accelerated vesting of a portion of outstanding shares based on reaching certain cumulative years of service with the Company. Compensation expense for the accelerated shares is recognized upon achievement of the long service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.
Stock-based compensation expense is predominantly included in selling, general and administrative expenses in the consolidated statements of income. See Note 7 for additional information on the Company’s stock-based compensation plans.
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
The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease and any exercised extension options, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on price indices, or the greater of minimum guaranteed amounts or sales volume.
The Company has capital leases for certain warehouse locations, expiring at various dates through 2040. Capital lease assets are included in buildings and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is predominately included in selling, general and administrative expenses. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in other current liabilities and deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Interest on these obligations is included in interest expense in the consolidated statements of income.
The Company’s asset retirement obligations (ARO) are primarily related to leasehold improvements that at the end of a lease must be removed in order to comply with the lease agreement. These obligations are recorded as a liability with an offsetting asset at the inception of the lease term based upon the estimated fair market value of the costs to remove the leasehold improvements. These liabilities are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The ARO assets are depreciated using the same depreciation method as the respective leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases amounted to $55 and $50 at the end of 2014 and 2013, respectively, and are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.
Preopening Expenses
Preopening expenses related to new warehouses, new regional offices and other startup operations are expensed as incurred.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Interest Income and Other, Net
Interest income and other, net includes:

	2014	2013	2012
Interest income	$52	$44	$49
Foreign-currency transactions gains, net	26	39	40
Other, net	12	14	14
Interest income and other, net	$90	$97	$103
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
The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 8 for additional information.
Net Income per Common Share Attributable to Costco
The computation of basic net income per share uses the weighted average number of shares that were outstanding during the period. The computation of diluted net income per share uses the weighted average number of shares in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise and vesting to the participant of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and RSUs and the “if converted” method for the convertible note securities.
Stock Repurchase Programs
Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par is deducted by allocation to both additional paid-in capital and retained earnings. The amount allocated to additional paid-in capital is calculated as the current value of additional paid-in capital per share outstanding and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings. See Note 6 for additional information.
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to reclassifications out of accumulated other comprehensive income. Disclosure is required of the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income, cross-references to other disclosures required under U.S. GAAP are required. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance at the beginning of its first quarter of 2014 and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
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
In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
Note 2—Investments
The Company’s investments at the end of 2014 and 2013 were as follows:

2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,404	$1	$1,405
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,408	1	1,409
Held-to-maturity:
Certificates of deposit	155		155
Bankers' acceptances	13		13
Total held-to-maturity	168		168
Total short-term investments	$1,576	$1	$1,577

2013:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,263	$0	$1,263
Corporate notes and bonds	9	0	9
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,277	0	1,277
Held-to-maturity:
Certificates of deposit	124		124
Bankers' acceptances	79		79
Total held-to-maturity	203		203
Total short-term investments	$1,480	$0	$1,480
Gross unrealized gains and losses on available-for-sale securities were not material in 2014, 2013, and 2012. At the end of 2014 and 2012, the Company's available-for-sale securities that were in a continuous unrealized-loss position were not material, and at the end of 2013, the Company had none. There were no gross unrealized gains and losses on cash equivalents at the end of 2014 and 2013, and these amounts were not material at the end of 2012.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 2—Investments (Continued)

The proceeds from sales of available-for-sale securities were $116, $244, and $482 during 2014, 2013, and 2012, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2014, 2013, and 2012.
The maturities of available-for-sale and held-to-maturity securities at the end of 2014, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$148	$148	$168
Due after one year through five years	1,226	1,227	0
Due after five years	34	34	0
Total	$1,408	$1,409	$168
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information at the end of 2014 and 2013, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2014:	Level 1	Level 2
Money market mutual funds(1)	$312	$0
Investment in government and agency securities	0	1,405
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$312	$1,409

2013:	Level 1	Level 2
Money market mutual funds(1)	$87	$0
Investment in government and agency securities	0	1,263
Investment in corporate notes and bonds	0	9
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$87	$1,277
 _______________

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the end of both 2014 and 2013, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1, 2, or 3 during 2014 and 2013.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 3—Fair Value Measurement (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2014 and 2013. See Note 4 for discussion on the fair value of long-term debt.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities during 2014 and 2013 were immaterial.
Note 4—Debt
Short-Term Borrowings
The Company enters into various short-term bank credit facilities, totaling $451 and $700 in 2014 and 2013, respectively. At the end of 2014, there were no outstanding borrowings under these credit facilities and $36 outstanding at the end of 2013, with interest rates ranging from 0.10% to 4.31%.
The weighted average borrowings, maximum borrowings, and weighted average interest rate under all short-term borrowing arrangements, were as follows for 2014 and 2013:

Category of Aggregate Short-term Borrowings	Maximum Amount Outstanding During the Fiscal Year	Average Amount Outstanding During the Fiscal Year	Weighted Average Interest Rate During the Fiscal Year
2014:
Bank borrowings:
Japan	$93	$67	0.55%
Bank overdraft facility:
United Kingdom	18	7	1.54%
2013:
Bank borrowings:
Japan	$157	$56	0.56%
Bank overdraft facility:
United Kingdom	14	4	1.50%

Long-Term Debt
In December 2012, the Company issued $3,500 in aggregate principal amount of Senior Notes (December 2012 Notes collectively) as follows: $1,200 of 0.65% Senior Notes due December 7, 2015 (0.65% Notes); $1,100 of 1.125% Senior Notes due December 15, 2017 (1.125% Notes); and $1,200 of 1.7% Senior Notes due December 15, 2019 (1.7% Notes). Interest is payable semi-annually. The Company, at its option, may redeem the December 2012 Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the December 2012 Notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the December 2012 Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the December 2012 Notes. The discount and issuance costs associated with the December 2012 Notes are being amortized to interest expense over the terms of the notes. The December 2012 Notes are classified as a Level 2 measurement in the fair value hierarchy.
In February 2007, the Company issued $1,100 of 5.5% Senior Notes due March 15, 2017 at a discount of $6 (the 2007 Senior Note). Interest is payable semi-annually. The discount and issuance costs associated with the Senior Note are being amortized to interest expense over the term of the note. The Company, at its option, may redeem the 2007 Senior Note at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Note to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 4—Debt (Continued)

Note at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Note. This note is classified as a Level 2 measurement in the fair value hierarchy.
Other long-term debt consisted primarily of promissory notes and term loans issued by the Company's Japanese subsidiary. These notes and term loans are classified primarily as a Level 3 measurement in the fair value hierarchy. In July 2014, the Company's Japanese subsidiary also issued approximately $117 of 0.92% Yen-denominated guaranteed Senior Notes through a private placement. Interest on these Senior Notes is payable semi-annually and principal is due July 8, 2024. This debt is classified as a Level 3 measurement in the fair value hierarchy.
The estimated fair value of the Company's debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit. The carrying value and estimated fair value at the end of 2014 and 2013 consisted of the following:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$1,199	$1,203	$1,199	$1,200
5.5% Senior Notes due March 2017	1,099	1,223	1,098	1,248
1.125% Senior Notes due December 2017	1,100	1,095	1,100	1,065
1.7% Senior Notes due December 2019	1,198	1,186	1,198	1,157
Other long-term debt	497	510	403	412
Long-term debt, excluding current portion	$5,093	$5,217	$4,998	$5,082
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2015	$0
2016	1,296
2017	1,099
2018	1,191
2019	96
Thereafter	1,411
Total	$5,093
Note 5—Leases
Operating Leases
The aggregate rental expense for 2014, 2013, and 2012 was $230, $225, and $220, respectively. Sub-lease income, included in interest income and other, net, and contingent rents were not material.
Capital Leases
Gross assets recorded under capital leases were $200 and $201 at the end of 2014 and 2013, respectively. These assets are recorded net of accumulated amortization of $35 and $28 at the end of 2014 and 2013, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 5—Leases (Continued)

At the end of 2014, future minimum payments, net of sub-lease income of $149 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases
2015	$196	$17
2016	194	16
2017	188	16
2018	182	17
2019	171	17
Thereafter	2,127	327
Total	$3,058	410
Less amount representing interest		(217)
Net present value of minimum lease payments		193
Less current installments(1)		(7)
Long-term capital lease obligations less current installments(2)		$186
_______________

(1)	Included in other current liabilities in the accompanying consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.
Note 6—Stockholders’ Equity
Dividends
The Company’s current quarterly dividend rate is $0.355 per share. In December 2012, the Company paid a special cash dividend of $7.00 per share, totaling approximately $3,049.
Stock Repurchase Programs
The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors approved in April 2011, which expires in April 2015. As of the end of 2014, the total amount repurchased under this plan was $1,279. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2014	2,915	$114.45	$334
2013	357	96.41	34
2012	7,272	84.75	617
These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.
Note 7—Stock-Based Compensation Plans
The Company grants stock-based compensation to employees and non-employee directors. Stock option awards were granted under the Amended and Restated 2002 Stock Incentive Plan, amended as of January 2006 (Second Restated 2002 Plan), and predecessor plans until, effective in the fourth quarter of fiscal 2006, the Company began awarding RSUs under the Second Restated 2002 Plan in lieu of stock options. Beginning in 2009, RSU grants to all executive officers have been performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs held by employees and non-employee directors are subject to quarterly or daily vesting, respectively, upon certain terminations of employment or service. Employees who attain certain years of service with the

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

Company receive shares under accelerated vesting provisions on the annual vesting date rather than upon qualified retirement. The Sixth Restated 2002 Stock Incentive Plan (Sixth Plan), amended in the second quarter of fiscal 2012, is the Company’s only stock-based compensation plan with shares available for grant at the end of 2014. Each share issued in respect of stock awards is counted as 1.75 shares toward the limit of shares made available under the Sixth Plan. The Sixth Plan authorized the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to minimum statutory withholding taxes.
In conjunction with the special cash dividend discussed in Note 6, adjustments were made to awards outstanding on the dividend record date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased; and (ii) the exercise prices of outstanding stock options were reduced and the number of shares subject to such options was increased. Approximately 2,905,000 stock options were adjusted by 221,000 shares, and approximately 9,676,000 RSUs were adjusted by 732,000 shares. These adjustments did not result in additional stock-based compensation expense, as the fair value of the outstanding awards did not change. As further required by the Sixth Plan, the maximum number of shares issuable under the Sixth Plan was also proportionally adjusted, which resulted in an additional 1,362,000 shares (778,000 RSUs) available to be granted.
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively; however, the terms of the RSUs provide for accelerated vesting for employees and non-employee directors who have attained 25 or more years and five or more years of service with the Company, respectively, and provides for vesting upon certain terminations of employment or service. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2014, 7,972,000 shares were available to be granted as RSUs under the Sixth Plan.
The following awards were outstanding at the end of 2014:

•	8,505,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
612,000 performance-based RSUs, of which 269,000 were granted to executive officers subject to the certification of the attainment of specified performance targets for 2014. This certification occurred in September 2014, at which time a portion vested as a result of the long service of all executive officers. The awards are subject to future time-based and long-service vesting.

The following table summarizes RSU transactions during 2014:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2013	10,081	$72.52
Granted	3,456	113.64
Vested and delivered	(4,166)	72.45
Forfeited	(254)	81.04
Outstanding at the end of 2014	9,117	$86.92
The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2014 was $548 and the weighted-average period of time over which this cost will be recognized is 1.7 years. Included in the outstanding balance at the end of 2014 were approximately 2,811,000 RSUs vested but not yet delivered.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

Summary of Stock Option Activity
All outstanding stock options were fully vested and exercisable at the end of 2014 and 2013. The following table summarizes stock option transactions during 2014:

	Number Of Options (in 000’s)	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at the end of 2013	1,947	$39.70
Exercised	(971)	38.47
Outstanding at the end of 2014	976	$40.92	(2)	0.61	$78
 _______________

(1)	The difference between the exercise price and market value of common stock at the end of 2014.

(2)	The exercise prices for the remaining options outstanding at the end of 2014 ranged from $40.69 to $43.17.
The tax benefits realized, derived from the compensation deductions resulting from the option exercises, and intrinsic value related to total stock options exercised during 2014, 2013, and 2012 are provided in the following table:

	2014	2013	2012
Actual tax benefit realized for stock options exercised	$27	$33	$50
Intrinsic value of stock options exercised(1)	$76	$94	$137
_______________
(1) The difference between the exercise price and market value of common stock measured at each individual exercise date.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2014	2013	2012
Stock-based compensation expense before income taxes	$327	$285	$241
Less recognized income tax benefit	(109)	(94)	(79)
Stock-based compensation expense, net of income taxes	$218	$191	$162

Note 8—Income Taxes
Income before income taxes is comprised of the following:

	2014	2013	2012
Domestic (including Puerto Rico)	$2,145	$2,070	$1,809
Foreign	1,052	981	958
Total	$3,197	$3,051	$2,767

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

The provisions for income taxes for 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Federal:
Current	$696	$572	$591
Deferred	(105)	16	12
Total federal	591	588	603
State:
Current	107	109	100
Deferred	(3)	4	2
Total state	104	113	102
Foreign:
Current	369	302	312
Deferred	45	(13)	(17)
Total foreign	414	289	295
Total provision for income taxes	$1,109	$990	$1,000
Tax benefits associated with the exercise of employee stock options and other employee stock programs were allocated to equity attributable to Costco in the amount of $84, $59, and $65, in 2014, 2013, and 2012, respectively.
The reconciliation between the statutory tax rate and the effective rate for 2014, 2013, and 2012 is as follows:

	2014		2013		2012
Federal taxes at statutory rate	$1,119	35.0%	$1,068	35.0%	$969	35.0%
State taxes, net	66	2.1	66	2.1	59	2.1
Foreign taxes, net	(85)	(2.7)	(87)	(2.8)	(61)	(2.2)
Employee stock ownership plan (ESOP)	(11)	(0.3)	(65)	(2.1)	(7)	(0.3)
Other	20	0.6	8	0.2	40	1.5
Total	$1,109	34.7%	$990	32.4%	$1,000	36.1%
The Company’s provision for income taxes for 2013 was favorably impacted by a $62 nonrecurring tax benefit in connection with the special cash dividend of $7.00 per share paid by the Company to employees, who through the Company's 401(k) Retirement Plan owned 22,600,000 shares of Company stock through an ESOP. Dividends paid on these shares are deductible for U.S. income tax purposes.
The components of the deferred tax assets (liabilities) are as follows:

	2014	2013
Equity compensation	$85	$80
Deferred income/membership fees	98	130
Accrued liabilities and reserves	607	530
Other	19	42
Property and equipment	(529)	(558)
Merchandise inventories	(193)	(190)
Net deferred tax assets	$87	$34
The deferred tax accounts at the end of 2014 and 2013 include current deferred income tax assets of $448 and $422 respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $68 and $62, respectively, included in other assets; and non-current deferred income tax liabilities of $429 and $450, respectively, included in deferred income taxes and other liabilities.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

In the fourth quarter of 2014, the Company changed its position regarding the undistributed earnings of the Canadian operations, and a portion of the earnings are no longer considered permanently reinvested. Current exchange rates compared to historical rates when these earnings were generated resulted in an immaterial U.S. tax liability, which was recorded at the end of 2014. Canadian withholding taxes, which are creditable against federal income taxes, have also been accrued on the amount expected to be repatriated.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of $3,619 at the end of 2014, of certain non-U.S. consolidated subsidiaries as such earnings are deemed by the Company to be indefinitely reinvested. This includes the remaining undistributed earnings of the Canadian operations that the Company continues to assert are indefinitely reinvested. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested. The Company believes that its U.S. current and projected asset position is sufficient to meet its U.S. liquidity requirements and has no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2014 and 2013 is as follows:

	2014	2013
Gross unrecognized tax benefit at beginning of year	$80	$116
Gross increases—current year tax positions	9	10
Gross increases—tax positions in prior years	10	5
Gross decreases—tax positions in prior years	(11)	(13)
Settlements	(11)	(38)
Lapse of statute of limitations	(2)	0
Gross unrecognized tax benefit at end of year	$75	$80

Included in the balance at the end of 2014, are $38 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $47 and $46 at the end of 2014 and 2013, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized by the Company were not material in 2014 and 2013. Accrued interest and penalties were not material at the end of 2014 and 2013.
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
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2007. The Company is currently subject to examination in Canada for fiscal years 2010 to present and in California for fiscal years 2007 to present. No other examinations are believed to be material.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	2014	2013	2012
Net income available to common stockholders after assumed conversions of dilutive securities	$2,058	$2,039	$1,710
Weighted average number of common shares used in basic net income per common share	438,693	435,741	433,620
RSUs and stock options	3,771	4,552	4,906
Conversion of convertible notes	21	219	847
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,485	440,512	439,373
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this report, the Company has recorded an accrual with respect to one matter described below, which is not material to the Company's financial statements. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably estimated because, among other things, (i) the remedies or penalties sought are indeterminate or unspecified, (ii) the legal and/or factual theories are not well developed, and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
A case brought as a class action on behalf of certain present and former female managers, in which plaintiffs allege denial of promotion based on gender in violation of Title VII of the Civil Rights Act of 1964 and California state law. Shirley “Rae” Ellis v. Costco Wholesale Corp., United States District Court (San Francisco), Case No. C-04-3341-MHP. Plaintiffs seek compensatory damages, punitive damages, injunctive relief, interest and attorneys’ fees. Class certification was granted by the district court on January 11, 2007. On September 16, 2011, the United States Court of Appeals for the Ninth Circuit reversed the order of class certification and remanded to the district court for further proceedings. On September 25, 2012, the district court certified a class of women in the United States denied promotion to warehouse general manager or assistant general manager since January 3, 2002. This class is less than 1,300 people. In February 2014 the court granted preliminary approval of a proposed settlement. Any payments to class members under the proposed settlement would be contingent upon proof of liability in individual adjudications. The court granted final approval on May 27, 2014. Payments made and expected to be made under the settlement would be immaterial to the Company’s operations or financial position.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 10—Commitments and Contingencies (Continued)

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
The Environmental Protection Agency issued an Information Request to the Company, dated November 1, 2007, regarding warehouses in the states of Arizona, California, Hawaii, and Nevada and relating to compliance with regulations concerning air-conditioning and refrigeration equipment. On September 3, 2014, the EPA and the Department of Justice announced a settlement with the Company under which, among other things, the Company agreed to pay an immaterial sum and to implement steps to reduce the use and releases of ozone-depleting gas in certain of its refrigeration systems. The settlement is subject to federal court approval.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Australia, and Spain and through majority-owned subsidiaries in Taiwan and Korea. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in Note 1. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
2014
Total revenue	$80,477	$17,943	$14,220	$112,640
Operating income	1,880	796	544	3,220
Depreciation and amortization	755	124	150	1,029
Additions to property and equipment	1,245	204	544	1,993
Net property and equipment	10,132	1,662	3,036	14,830
Total assets	21,929	4,892	6,203	33,024
2013
Total revenue	$75,493	$17,179	$12,484	$105,156
Operating income	1,810	756	487	3,053
Depreciation and amortization	696	123	127	946
Additions to property and equipment	1,090	186	807	2,083
Net property and equipment	9,652	1,621	2,608	13,881
Total assets	20,608	4,529	5,146	30,283
2012
Total revenue	$71,776	$15,717	$11,644	$99,137
Operating income	1,632	668	459	2,759
Depreciation and amortization	667	117	124	908
Additions to property and equipment	1,012	170	298	1,480
Net property and equipment	9,236	1,664	2,061	12,961
Total assets	18,401	4,237	4,502	27,140

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 12—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2014 and 2013.

	52 Weeks Ended August 31, 2014
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$24,468	$25,756	$25,233	$34,755	$110,212
Membership fees	549	550	561	768	2,428
Total revenue	25,017	26,306	25,794	35,523	112,640
OPERATING EXPENSES
Merchandise costs	21,824	23,043	22,554	31,037	98,458
Selling, general and administrative	2,501	2,531	2,487	3,380	10,899
Preopening expenses	24	8	16	15	63
Operating income	668	724	737	1,091	3,220
OTHER INCOME (EXPENSE)
Interest expense	(27)	(26)	(25)	(35)	(113)
Interest income and other, net	18	30	12	30	90
INCOME BEFORE INCOME TAXES	659	728	724	1,086	3,197
Provision for income taxes	228	255	245	381	1,109
Net income including noncontrolling interests	431	473	479	705	2,088
Net income attributable to noncontrolling interests	(6)	(10)	(6)	(8)	(30)
NET INCOME ATTRIBUTABLE TO COSTCO	$425	$463	$473	$697	$2,058
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.97	$1.05	$1.08	$1.59	$4.69
Diluted	$0.96	$1.05	$1.07	$1.58	$4.65
Shares used in calculation (000’s)
Basic	437,970	439,776	439,446	437,875	438,693
Diluted	442,420	442,829	442,720	441,887	442,485
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.31	$0.355	$0.355	$1.33

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 12—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended September 1, 2013
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)		Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$23,204	$24,343		$23,552	$31,771	$102,870
Membership fees	511	528		531	716	2,286
Total revenue	23,715	24,871		24,083	32,487	105,156
OPERATING EXPENSES
Merchandise costs	20,726	21,766		21,038	28,418	91,948
Selling, general and administrative	2,332	2,361		2,313	3,098	10,104
Preopening expenses	18	6		10	17	51
Operating income	639	738		722	954	3,053
OTHER INCOME (EXPENSE)
Interest expense	(13)	(25)		(25)	(36)	(99)
Interest income and other, net	20	26		15	36	97
INCOME BEFORE INCOME TAXES	646	739		712	954	3,051
Provision for income taxes	225	185	(1)	248	332	990
Net income including noncontrolling interests	421	554		464	622	2,061
Net income attributable to noncontrolling interests	(5)	(7)		(5)	(5)	(22)
NET INCOME ATTRIBUTABLE TO COSTCO	$416	$547		$459	$617	$2,039
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.96	$1.26		$1.05	$1.41	$4.68
Diluted	$0.95	$1.24		$1.04	$1.40	$4.63
Shares used in calculation (000’s)
Basic	433,423	435,975		436,488	436,752	435,741
Diluted	438,643	439,812		440,780	441,907	440,512
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.275	$7.275	(2)	$0.31	$0.31	$8.17
_______________

(1)	Includes a $62 tax benefit recorded in the second quarter in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan.

(2)	Includes the special cash dividend of $7.00 per share paid in December 2012.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/1999

3.2	Bylaws of the registrant		8-K		8/24/2010

4.1	Form of Senior Debt Securities Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of October 26, 2001.		S-3		10/23/2001

4.2	First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002		8-K		3/25/2002

4.3	Form of 5.500% Senior Notes due March 15, 2017		8-K		2/20/2007

4.4	Form of 0.650% Senior Notes due December 7, 2015		8-K		12/3/2012

4.5	Form of 1.125% Senior Notes due December 15, 2017		8-K		12/3/2012

4.6	Form of 1.700% Senior Notes due December 15, 2019		8-K		12/3/2012

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.1.5*	Amendments to Stock Option Plan, 2002		S-8		2/14/2002

10.1.6*	Costco Wholesale Corporation 2002 Stock Incentive Plan		S-8		2/14/2002

10.1.7*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation		S-8		10/21/2005

10.1.8*	Sixth Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee	x

10.1.9*	Sixth Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director	x

10.1.10*	Amendment to Second Restated 2002 Stock Incentive Plan		10-Q	2/18/2007	3/30/2007

10.1.11*	Amendment to Second Restated 2002 Stock Incentive Plan		8-K		1/31/2008

10.1.12*	Fourth Restated 2002 Stock Incentive Plan		10-K	8/31/2008	10/16/2008

10.1.13*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.1.14*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.2*	Form of Indemnification Agreement		14A		12/13/1999

10.5*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.6.2*	Fiscal 2014 Executive Bonus Plan		8-K		10/30/2013

10.6.3*	Executive Employment Agreement between Craig Jelinek and Costco Wholesale Corporation		10-Q	11/24/2013	12/20/2013

21.1	Subsidiaries of the Company	x

EXHIBIT INDEX (Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.