Form 10-Q
period 2014-11-23
COSTCO WHOLESALE CORP /NEW
filed 2014-12-18
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of December 11, 2014 was 440,504,400.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	November 23, 2014	August 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,969	$5,738
Short-term investments	1,650	1,577
Receivables, net	1,248	1,148
Merchandise inventories	9,644	8,456
Deferred income taxes and other current assets	645	669
Total current assets	19,156	17,588
PROPERTY AND EQUIPMENT
Land	4,697	4,716
Buildings and improvements	12,541	12,522
Equipment and fixtures	5,022	4,845
Construction in progress	499	592
	22,759	22,675
Less accumulated depreciation and amortization	(7,961)	(7,845)
Net property and equipment	14,798	14,830
OTHER ASSETS	659	606
TOTAL ASSETS	$34,613	$33,024
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$9,783	$8,491
Accrued salaries and benefits	2,224	2,231
Accrued member rewards	768	773
Accrued sales and other taxes	420	442
Deferred membership fees	1,305	1,254
Other current liabilities	1,519	1,221
Total current liabilities	16,019	14,412
LONG-TERM DEBT, excluding current portion	5,034	5,093
DEFERRED INCOME TAXES AND OTHER LIABILITIES	990	1,004
Total liabilities	22,043	20,509
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 440,499,000 and 437,683,000 shares issued and outstanding	2	2
Additional paid-in capital	4,963	4,919
Accumulated other comprehensive loss	(388)	(76)
Retained earnings	7,782	7,458
Total Costco stockholders’ equity	12,359	12,303
Noncontrolling interests	211	212
Total equity	12,570	12,515
TOTAL LIABILITIES AND EQUITY	$34,613	$33,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended
	November 23, 2014	November 24, 2013
REVENUE
Net sales	$26,284	$24,468
Membership fees	582	549
Total revenue	26,866	25,017
OPERATING EXPENSES
Merchandise costs	23,385	21,824
Selling, general and administrative	2,696	2,501
Preopening expenses	15	24
Operating income	770	668
OTHER INCOME (EXPENSE)
Interest expense	(26)	(27)
Interest income and other, net	35	18
INCOME BEFORE INCOME TAXES	779	659
Provision for income taxes	274	228
Net income including noncontrolling interests	505	431
Net income attributable to noncontrolling interests	(9)	(6)
NET INCOME ATTRIBUTABLE TO COSTCO	$496	$425
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.13	$0.97
Diluted	$1.12	$0.96
Shares used in calculation (000’s)
Basic	438,760	437,970
Diluted	442,210	442,420
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.355	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 23, 2014	November 24, 2013
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$505	$431
Foreign-currency translation adjustment and other, net	(322)	84
Comprehensive income	183	515
Less: Comprehensive income attributable to noncontrolling interests	(1)	9
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$184	$506

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 23, 2014	November 24, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$505	$431
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	254	231
Stock-based compensation	150	112
Excess tax benefits on stock-based awards	(62)	(65)
Other non-cash operating activities, net	(22)	11
Changes in operating assets and liabilities:
Increase in merchandise inventories	(1,328)	(1,420)
Increase in accounts payable	1,445	1,311
Other operating assets and liabilities, net	186	328
Net cash provided by operating activities	1,128	939
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(426)	(809)
Maturities and sales of short-term investments	342	544
Additions to property and equipment	(555)	(574)
Other investing activities, net	(14)	13
Net cash used in investing activities	(653)	(826)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(21)	2
Proceeds from short-term borrowings	36	20
Proceeds from exercise of stock options	10	5
Minimum tax withholdings on stock-based awards	(177)	(163)
Excess tax benefits on stock-based awards	62	65
Repurchases of common stock	(18)	0
Net cash used in financing activities	(108)	(71)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(136)	13
Net increase in cash and cash equivalents	231	55
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	5,738	4,644
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,969	$4,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
Interest (reduced by $2 and $2 interest capitalized in 2015 and 2014, respectively)	$33	$32
Income taxes, net	$150	$0
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$156	$137

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 23, 2014, Costco operated 671 warehouses worldwide: 474 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 88 Canada locations, 34 Mexico locations, 26 United Kingdom (U.K.) locations, 20 Japan locations, 11 Korea locations, 10 Taiwan locations, 7 Australia locations and 1 Spain location. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. The Company’s net income excludes income attributable to noncontrolling interests in Taiwan and Korea. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report filed on Form 10-K for the fiscal year ended August 31, 2014.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2015 and 2014 relate to the 12-week fiscal quarters ended November 23, 2014, and November 24, 2013, respectively.
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
Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, approximate

Note 1—Summary of Significant Accounting Policies (Continued)

fair value due to their short-term nature or variable interest rates. See Notes 2, 3, and 4 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt, respectively.
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
The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company's 2014 Form 10-K.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation rates and inventory levels for the year have been determined. At November 23, 2014, and August 31, 2014, the cumulative impact of the LIFO valuation on merchandise inventories was $107 and $109, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $554 and $585 at November 23, 2014, and August 31, 2014, respectively. While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of November 23, 2014, and August 31, 2014.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts was a gain of $23 in the first quarter of 2015 and immaterial in the first quarter of 2014.

Note 1—Summary of Significant Accounting Policies (Continued)

The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities. The Company also enters into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in an immaterial net loss in the first quarter of 2015 and a $9 net gain in the first quarter of 2014.
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
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changed the criteria for reporting discontinued operations, as well as requiring new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will adopt this guidance at the beginning of fiscal year 2016. Adoption is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers. The guidance changed the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 31, 2014. The Company’s investments were as follows:

November 23, 2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,501	$4	$1,505
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,505	4	1,509
Held-to-maturity:
Certificates of deposit	141		141
Total short-term investments	$1,646	$4	$1,650

August 31, 2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,404	$1	$1,405
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,408	1	1,409
Held-to-maturity:
Certificates of deposit	155		155
Bankers' acceptances	13		13
Total held-to-maturity	168		168
Total short-term investments	$1,576	$1	$1,577
At November 23, 2014, and August 31, 2014, available-for-sale securities that were in continuous unrealized-loss positions were not material. There were no unrealized gains and losses on cash and cash equivalents at the end of the first quarter of 2015 and 2014.
The proceeds from sales of available-for-sale securities were $17 and $10 during the first quarter of 2015 and 2014, respectively. Gross realized gains or losses from sales of available-for-sale securities during the first quarter of 2015 and 2014 were not material.
The maturities of available-for-sale and held-to-maturity securities at November 23, 2014, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$286	$286	$141
Due after one year through five years	1,135	1,138	0
Due after five years	84	85	0
	$1,505	$1,509	$141

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

November 23, 2014:	Level 1	Level 2
Money market mutual funds(1)	$243	$0
Investment in government and agency securities	0	1,505
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	23
Forward foreign-exchange contracts, in (liability) position(2)	0	0
Total	$243	$1,532

August 31, 2014:	Level 1	Level 2
Money market mutual funds(1)	$312	$0
Investment in government and agency securities	0	1,405
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$312	$1,409
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis at November 23, 2014, or August 31, 2014. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the first quarter of 2015 or 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the first quarter of 2015 or 2014.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to these nonfinancial assets and liabilities were immaterial during the first quarter of 2015 and there were none during the first quarter of 2014.

Note 4—Debt
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is classified as Level 2.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	November 23, 2014		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$1,200	$1,204	$1,199	$1,203
5.5% Senior Notes due March 2017	1,099	1,212	1,099	1,223
1.125% Senior Notes due December 2017	1,100	1,097	1,100	1,095
1.7% Senior Notes due December 2019	1,198	1,176	1,198	1,186
Other long-term debt	437	450	497	510
Long-term debt, excluding current portion	$5,034	$5,139	$5,093	$5,217
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.355 per share, compared to $0.31 per share in the first quarter of 2014. On October 28, 2014, the Board of Directors declared a quarterly cash dividend in the amount of $0.355 per share, which was paid on November 28, 2014.
Stock Repurchase Programs
In the first quarter of 2015, the Company repurchased 139,000 shares, at an average price of $126.43, totaling $18. The remaining amount available for stock repurchases under our approved plan, which expires in April 2015, was $2,703 at November 23, 2014. There was no stock repurchase activity in the first quarter of 2014. These amounts may differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries and other entities in which the Company has a controlling interest, but less than total ownership:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2014	$12,303	$212	$12,515
Comprehensive income:
Net income	496	9	505
Foreign-currency translation adjustment and other, net	(312)	(10)	(322)
Comprehensive income	184	(1)	183
Stock-based compensation	150	0	150
Stock options exercised, including tax effects	17	0	17
Release of vested restricted stock units (RSUs), including tax effects	(121)	0	(121)
Repurchases of common stock	(18)	0	(18)
Cash dividends declared	(156)	0	(156)
Equity at November 23, 2014	$12,359	$211	$12,570

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 1, 2013	$10,833	$179	$11,012
Comprehensive income:
Net income	425	6	431
Foreign-currency translation adjustment and other, net	81	3	84
Comprehensive income	506	9	515
Stock-based compensation	112	0	112
Stock options exercised, including tax effects	8	0	8
Release of vested RSUs, including tax effects	(101)	0	(101)
Cash dividends declared	(137)	0	(137)
Equity at November 24, 2013	$11,221	$188	$11,409
Note 6—Stock-Based Compensation
The Sixth Restated 2002 Stock Incentive Plan (Sixth Plan) authorized the issuance of 16,000,000 shares (9,143,000 RSUs) of common stock for future grants. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
Summary of Restricted Stock Unit Activity
At November 23, 2014, 3,992,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,507,000 time-based RSUs that vest upon continued employment over specified periods of time;

Note 6—Stock-Based Compensation (Continued)

•
255,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•
269,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of performance targets for fiscal 2015, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2015:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 31, 2014	9,117	$86.92
Granted	3,748	125.15
Vested and delivered	(4,066)	87.25
Forfeited	(37)	109.13
Outstanding at November 23, 2014	8,762	$103.04
The remaining unrecognized compensation cost related to non-vested RSUs at November 23, 2014 was $865, and the weighted-average period of time over which this cost will be recognized is 1.9 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Stock-based compensation expense before income taxes	$150	$112
Less recognized income tax benefit	(51)	(38)
Stock-based compensation expense, net of income taxes	$99	$74

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Net income available to common stockholders after assumed conversions of dilutive securities	$496	$425
Weighted average number of common shares used in basic net income per common share	438,760	437,970
RSUs and stock options	3,429	4,421
Conversion of convertible notes	21	29
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,210	442,420
Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the end of the quarter, the Company has not recorded an accrual with respect to any matter described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534

Note 8—Commitments and Contingencies (Continued)

(N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants, an invocation that class counsel has opposed.
On October 4, 2006, the Company received a grand jury subpoena from the United States Attorney’s Office for the Central District of California, seeking records relating to the Company’s receipt and handling of hazardous merchandise returned by Costco members and other records. The Company has entered into a tolling agreement with the United States Attorney’s Office.
The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. Certain states have separately also made requests for payment by the Company concerning a specific type of property.
The Company has received from the Drug Enforcement Administration subpoenas and administrative inspection warrants concerning the Company's fulfillment of prescriptions related to controlled substances and related practices. Offices of the United States Attorney in various districts have communicated to the Company their belief that the Company has committed civil regulatory violations concerning these subjects. The Company is seeking to cooperate with these processes.
The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.

Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Australia, and Spain and through majority-owned subsidiaries in Taiwan and Korea. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company's annual report filed on Form 10-K for the fiscal year ended August 31, 2014, and Note 1 above. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 23, 2014
Total revenue	$19,181	$4,231	$3,454	$26,866
Operating income	433	196	141	770
Depreciation and amortization	188	28	38	254
Additions to property and equipment	436	46	73	555
Net property and equipment	10,301	1,627	2,870	14,798
Total assets	23,318	5,009	6,286	34,613
Twelve Weeks Ended November 24, 2013
Total revenue	$17,724	$4,124	$3,169	$25,017
Operating income	364	189	115	668
Depreciation and amortization	170	28	33	231
Additions to property and equipment	385	67	122	574
Net property and equipment	9,855	1,667	2,732	14,254
Total assets	21,825	4,772	5,722	32,319
Year Ended August 31, 2014
Total revenue	$80,477	$17,943	$14,220	$112,640
Operating income	1,880	796	544	3,220
Depreciation and amortization	755	124	150	1,029
Additions to property and equipment	1,245	204	544	1,993
Net property and equipment	10,132	1,662	3,036	14,830
Total assets	21,929	4,892	6,203	33,024

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company's public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2014 annual report on Form 10-K, previously filed with the SEC.
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
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing the shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenters, department and specialty stores, gasoline stations, and internet-based retailers.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices that our members can be charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of sales. We believe that our gasoline business draws members to our warehouses, but it has a significantly lower gross margin as a percentage of net sales relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin as a percentage of net sales.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue.
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase penetration of our Executive members, and sustain high renewal rates materially influences our profitability.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Part I, Item 1, Note 9 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less or no direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business in the U.S., Canada, Australia, and U.K.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2015 and 2014 relate to the twelve-week fiscal quarters ended November 23, 2014, and November 24, 2013, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the first quarter of 2015 as compared to the first quarter of 2014 include:

•	We opened eight new warehouses, six in the U.S. and two in our Other International segment, compared to 13 new warehouses in the first quarter of 2014;

•
Net sales increased 7% to $26,284, driven by a 5% increase in comparable sales and sales at warehouses opened in 2014 and 2015. Net and comparable sales were negatively impacted by changes in certain foreign currencies relative to the U.S. dollar and by decreases in the price of gasoline;

•	Membership fees increased 6% to $582, primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 22 basis points, primarily due to our gasoline business;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased four basis points;

•	Net income increased 17% to $496, or $1.12 per diluted share compared to $425, or $0.96 per diluted share in 2014;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.04, primarily due to changes in the Canadian dollar; and

•	On October 28, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.355 per share, which was paid subsequent to the end of the first quarter.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Net Sales	$26,284	$24,468
Increases in net sales:
U.S.	8%	5%
International	5%	7%
Total Company	7%	5%
Increases in comparable warehouse sales:
U.S.	6%	3%
International	1%	1%
Total Company	5%	3%
Increases in comparable warehouse sales excluding the impact of gasoline price and foreign currency changes:
U.S.	7%	4%
International	7%	6%
Total Company	7%	5%
Net Sales
Net Sales increased $1,816 or 7% during the first quarter of 2015 compared to the first quarter of 2014. This was attributable to a 5% increase in comparable warehouse sales in the first quarter and sales at the 25 net new warehouses opened since the end of the first quarter of fiscal 2014.
During the first quarter, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $412, or 168 basis points, compared to the first quarter of 2014. The negative impact was primarily due to the Canadian dollar (approximately $314). Changes in gasoline prices negatively impacted net sales by approximately $203, or 83 basis points, due to a 7% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 5% in the first quarter and were positively impacted primarily by an increase in shopping frequency. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results, including the average amount spent by our members. In local currencies, International comparable sales increased 7%, 8% in Canada and 4% in our Other International segment. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), which this quarter occurred primarily in our Other International operations.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Membership Fees

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Membership fees	$582	$549
Membership fees as a percentage of net sales	2.21%	2.24%
Total paid cardholders (000's)	42,500	39,800
Total cardholders (000's)	77,500	72,500
Membership fees increased 6% in the first quarter of 2015. This was primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by approximately $10 for the first quarter of 2015. Our member renewal rates are currently 91% in the U.S. and Canada and 87% worldwide.
Gross Margin

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Net sales	$26,284	$24,468
Less merchandise costs	23,385	21,824
Gross margin	$2,899	$2,644
Gross margin as a percentage of net sales	11.03%	10.81%

During the first quarter of 2015, the gross margin of our combined core merchandise categories (food and sundries, hardlines, softlines and fresh foods) decreased two basis points, primarily due to margin declines in hardlines and fresh foods. This measure, core merchandise gross margin stated as a percentage of their sales (rather than total net sales), eliminates the impact of changes in sales penetration and in gross margins in ancillary and other business categories.
Gross margin as a percentage of total net sales increased 22 basis points compared to the first quarter of 2014. We experienced significant gasoline price deflation in the quarter as compared to the prior year, which improved gross margin as a percentage of net sales because the deflation reduced the sales penetration of our gasoline business. Excluding the impact of this deflation, gross margin as a percentage of adjusted net sales increased 14 basis points due to: an increase in our warehouse ancillary and other business gross margin (primarily our gasoline business) contributed 20 basis points; a non-recurring legal settlement contributed seven basis points; partially offset by a negative contribution from core merchandise categories of 13 basis points, due to the lower sales penetration of these categories. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $47 in the first quarter of 2015.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales (segment gross margin percentage), increased in our U.S. operations, primarily due to our gasoline business. The segment gross margin percentage in our Canadian operations decreased primarily due to hardlines and fresh foods. The segment gross margin percentage in our Other International segment increased, primarily due to softlines.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 23, 2014	November 24, 2013
SG&A expenses	$2,696	$2,501
SG&A expenses as a percentage of net sales	10.26%	10.22%
SG&A expenses as a percentage of net sales increased four basis points compared to the first quarter of 2014. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.18%, an improvement of four basis points as compared to the first quarter of 2014. This was due to lower warehouse operating costs of sixteen basis points, primarily as a result of leveraging payroll in our U.S. and Canadian operations through increased sales. This improvement was partially offset by higher stock compensation expense of 11 basis points due to the appreciation in the trading price of our stock and early vesting for long service. Central operating costs were higher by one basis point due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $35 in the first quarter of 2015.
Preopening Expense

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Preopening expenses	$15	$24
Warehouse openings, including relocations
United States(1)	7	9
Canada	0	1
Other International	2	3
Total warehouse openings, including relocations	9	13
 _______________

(1)	Includes one relocation in the first quarter of 2015.
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
Interest Expense

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Interest expense	$26	$27
Interest expense is primarily related to the $1,100 of 5.5% Senior Notes issued in fiscal 2007 and the $3,500 of Senior Notes issued in December 2012.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Interest Income and Other, Net

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Interest income	$13	$12
Foreign-currency transaction gains, net	21	3
Other, net	1	3
Interest income and other, net	$35	$18
The increase in net foreign-currency transaction gains in the first quarter of 2015 was attributable to the favorable impact of mark-to-market adjustments for forward foreign exchange contracts as the U.S. dollar strengthened in certain international locations compared to the prior year. This increase was partially offset by the revaluation or settlement of monetary assets and liabilities during the quarter. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.
Provision for Income Taxes

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Provision for income taxes	$274	$228
Effective tax rate	35.2%	34.6%
The increase in the effective tax rate for the first quarter of 2015 was due to immaterial discrete net tax charges compared to immaterial discrete net tax benefits in the first quarter of 2014.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 23, 2014	November 24, 2013
Net cash provided by operating activities	$1,128	$939
Net cash used in investing activities	(653)	(826)
Net cash used in financing activities	(108)	(71)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $7,619 and $7,315 at November 23, 2014, and August 31, 2014, respectively. Of these balances, approximately $1,500 and $1,383 represented debit and credit card receivables at the end of the first quarter of 2015 and of fiscal year 2014, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year.
In 2014, we changed our position regarding a portion of the undistributed earnings of our Canadian operations, which is no longer considered permanently reinvested. This change resulted in an immaterial U.S. tax liability, which was recorded in 2014.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. This includes the remaining undistributed earnings of our Canadian operations that management maintains are indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,965 at November 23, 2014.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $1,128 in the first quarter of 2015, compared to $939 in the first quarter of 2014. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $653 in the first quarter of 2015 compared to $826 in the first quarter of 2014. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened eight new warehouses and relocated one warehouse in the first quarter of 2015. For the remainder of fiscal 2015, we plan to open up to 25 additional warehouses, including the relocation of two warehouses. Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first quarter of 2015, we spent approximately $555, and it is our current intention to spend approximately $2,500 to $2,600 during fiscal 2015. These expenditures are expected to be financed with cash to be provided from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $108 in the first quarter of 2015 compared to $71 used in the first quarter of 2014. Cash flow used in financing activities primarily related to withholding tax payments on stock-based awards.
Stock Repurchase Programs
During the first quarter of 2015, we repurchased 139,000 shares of common stock, at an average price of $126.43, totaling approximately $18. There were no stock repurchases in the first quarter of 2014. The remaining amount available for stock repurchases under our approved plan was $2,703 at November 23, 2014. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Dividends
Our current quarterly cash dividend rate is $0.355 per share, or $1.42 per share on an annualized basis. On October 28, 2014, our Board of Directors declared a quarterly cash dividend of $0.355 per share payable to shareholders of record on November 14, 2014. The dividend was paid on November 28, 2014.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of November 23, 2014, we had total borrowing capacity within these facilities of $425, of which $355 was maintained by our international operations. Of the $355, $162 is guaranteed by the Company. There were $34 outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2015, and none at the end of 2014.
The Company has letter of credit facilities, for commercial and stand-by letters of credit, totaling $150. The outstanding commitments under these facilities at the end of the first quarter of 2015 totaled $94, including $90 in stand-by letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
Contractual Obligations
As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base our estimates and judgments on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 31, 2014. There have been no material changes to the critical accounting policies previously disclosed in that report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our direct exposure to financial market risk results from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 31, 2014.

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
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended August 31, 2014. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2015 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 1, 2014 - September 28, 2014	0	$0	0	$2,721
September 29, 2014 - October 26, 2014	139,000	126.43	139,000	2,703
October 27, 2014 - November 23, 2014	0	0	0	2,703
Total first quarter	139,000	$126.43	139,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation of the registrant		8-K		8/30/1999

3.2	Bylaws of the registrant		8-K		8/24/2010

10.1.8*	Sixth Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee	x

10.1.9*	Sixth Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director	x

10.1.10*	Sixth Restated 2002 Stock Incentive Plan Letter Agreement for 2015 Performance-Based Restricted Stock Units-Executive	x

10.6.2*	Fiscal 2015 Executive Bonus Plan		8-K		10/29/2014

10.6.3*	Executive Employment Agreement between W. Craig Jelinek and Costco Wholesale Corporation		8-K		11/28/2014

31.1	Rule 13(a) - 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 18, 2014	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 18, 2014	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director