Form 10-Q
period 2015-02-15
COSTCO WHOLESALE CORP /NEW
filed 2015-03-11
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 15, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of March 4, 2015 was 439,974,264.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	February 15, 2015	August 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,866	$5,738
Short-term investments	1,587	1,577
Receivables, net	1,287	1,148
Merchandise inventories	8,558	8,456
Deferred income taxes and other current assets	760	669
Total current assets	18,058	17,588
PROPERTY AND EQUIPMENT
Land	4,907	4,716
Buildings and improvements	12,354	12,522
Equipment and fixtures	5,016	4,845
Construction in progress	607	592
	22,884	22,675
Less accumulated depreciation and amortization	(8,012)	(7,845)
Net property and equipment	14,872	14,830
OTHER ASSETS	670	606
TOTAL ASSETS	$33,600	$33,024
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,302	$8,491
Accrued salaries and benefits	2,391	2,231
Accrued member rewards	800	773
Accrued sales and other taxes	433	442
Deferred membership fees	1,318	1,254
Current portion long term debt	1,200	0
Other current liabilities	3,805	1,221
Total current liabilities	18,249	14,412
LONG-TERM DEBT, excluding current portion	3,830	5,093
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,096	1,004
Total liabilities	23,175	20,509
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 440,178,000 and 437,683,000 shares issued and outstanding	2	2
Additional paid-in capital	5,064	4,919
Accumulated other comprehensive loss	(797)	(76)
Retained earnings	5,937	7,458
Total Costco stockholders’ equity	10,206	12,303
Noncontrolling interests	219	212
Total equity	10,425	12,515
TOTAL LIABILITIES AND EQUITY	$33,600	$33,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
REVENUE
Net sales	$26,872	$25,756	$53,156	$50,224
Membership fees	582	550	1,164	1,099
Total revenue	27,454	26,306	54,320	51,323
OPERATING EXPENSES
Merchandise costs	23,897	23,043	47,282	44,867
Selling, general and administrative	2,671	2,531	5,367	5,032
Preopening expenses	9	8	24	32
Operating income	877	724	1,647	1,392
OTHER INCOME (EXPENSE)
Interest expense	(27)	(26)	(53)	(53)
Interest income and other, net	20	30	55	48
INCOME BEFORE INCOME TAXES	870	728	1,649	1,387
Provision for income taxes	263	255	537	483
Net income including noncontrolling interests	607	473	1,112	904
Net income attributable to noncontrolling interests	(9)	(10)	(18)	(16)
NET INCOME ATTRIBUTABLE TO COSTCO	$598	$463	$1,094	$888
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.36	$1.05	$2.49	$2.02
Diluted	$1.35	$1.05	$2.47	$2.01
Shares used in calculation (000’s)
Basic	440,384	439,776	439,567	438,868
Diluted	442,896	442,829	442,522	442,627
CASH DIVIDENDS DECLARED PER COMMON SHARE	$5.355	$0.31	$5.710	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$607	$473	$1,112	$904
Foreign-currency translation adjustment and other, net	(410)	(120)	(732)	(36)
Comprehensive income	197	353	380	868
Less: Comprehensive income attributable to noncontrolling interests	8	6	7	15
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$189	$347	$373	$853

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	24 Weeks Ended
	February 15, 2015	February 16, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,112	$904
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	514	471
Stock-based compensation	236	185
Excess tax benefits on stock-based awards	(72)	(69)
Other non-cash operating activities, net	(17)	2
Changes in operating assets and liabilities:
Increase in merchandise inventories	(395)	(397)
Increase/(decrease) in accounts payable	237	(57)
Other operating assets and liabilities, net	413	613
Net cash provided by operating activities	2,028	1,652
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(657)	(1,365)
Maturities and sales of short-term investments	637	1,496
Additions to property and equipment	(1,167)	(1,021)
Other investing activities, net	7	(1)
Net cash used in investing activities	(1,180)	(891)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(115)	(43)
Proceeds from short-term borrowings	53	39
Proceeds from exercise of stock options	23	11
Minimum tax withholdings on stock-based awards	(177)	(163)
Excess tax benefits on stock-based awards	72	69
Repurchases of common stock	(102)	0
Cash dividend payments	(156)	(137)
Other financing activities, net	29	0
Net cash used in financing activities	(373)	(224)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(347)	(51)
Net increase in cash and cash equivalents	128	486
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	5,738	4,644
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,866	$5,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $5 and $4 interest capitalized in 2015 and 2014, respectively)	$56	$53
Income taxes, net	$432	$211
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$2,358	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 15, 2015, Costco operated 671 warehouses worldwide: 474 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 88 Canada locations, 34 Mexico locations, 26 United Kingdom (U.K.) locations, 20 Japan locations, 11 Korea locations, 10 Taiwan locations, 7 Australia locations and 1 Spain location. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2015 and 2014 relate to the 12-week fiscal quarters ended February 15, 2015, and February 16, 2014, respectively. References to the first half of 2015 and 2014 relate to the twenty-four weeks ended February 15, 2015, and February 16, 2014, respectively.
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
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation rates and inventory levels for the year have been determined. At February 15, 2015, and August 31, 2014, the cumulative impact of the LIFO valuation on merchandise inventories was $103 and $109, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,108 and $585 at February 15, 2015, and August 31, 2014, respectively. During the quarter and subsequent to quarter end, the Company repatriated a portion of the earnings in its Canadian operations to the U.S. To minimize the impact of fluctuations of the Canadian dollar upon transfer of the funds, the Company entered into approximately $350 in forward foreign-exchange contracts prior to quarter end.
While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of February 15, 2015, and August 31, 2014.

Note 1—Summary of Significant Accounting Policies (Continued)

The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts was a net loss of $12 for the second quarter and a net gain of $11 for first half of 2015, respectively, and immaterial for the second quarter and first half of 2014.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $14 and $12 in the second quarter and first half of 2015, respectively, as compared to a net gain of $10 and $19 in the second quarter and first half of 2014, respectively.
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

Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 31, 2014. The Company’s investments were as follows:

February 15, 2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,553	$3	$1,556
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,557	3	1,560
Held-to-maturity:
Certificates of deposit	27		27
Total short-term investments	$1,584	$3	$1,587

August 31, 2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,404	$1	$1,405
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,408	1	1,409
Held-to-maturity:
Certificates of deposit	155		155
Bankers' acceptances	13		13
Total held-to-maturity	168		168
Total short-term investments	$1,576	$1	$1,577
At February 15, 2015, and August 31, 2014, available-for-sale securities that were in continuous unrealized-loss positions were not material, and there were no unrealized gains and losses on cash and cash equivalents.
The proceeds from sales of available-for-sale securities were $50 and $22 during the second quarter of 2015 and 2014, respectively. In the first half of 2015 and 2014, the proceeds from sales of available-for-sale securities were $67 and $32, respectively. Gross realized gains or losses from sales of available-for-sale securities during the second quarter and first half of 2015 and 2014 were not material.
The maturities of available-for-sale and held-to-maturity securities at February 15, 2015, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$292	$292	$27
Due after one year through five years	1,193	1,194	0
Due after five years	72	74	0
	$1,557	$1,560	$27

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

February 15, 2015:	Level 1	Level 2
Money market mutual funds(1)	$145	$0
Investment in government and agency securities	0	1,556
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	14
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$145	$1,571

August 31, 2014:	Level 1	Level 2
Money market mutual funds(1)	$312	$0
Investment in government and agency securities	0	1,405
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$312	$1,409
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis at February 15, 2015, or August 31, 2014. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the second quarter or first half of 2015 or 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the second quarter or first half of 2015 or 2014.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets and liabilities during the second quarter of 2015 and these adjustments were immaterial for the first half of 2015. Fair value adjustments to these nonfinancial assets and liabilities during the second quarter and first half of 2014 were immaterial.
Note 4—Debt
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.

Note 4—Debt (Continued)

The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	February 15, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$1,200	$1,203	$1,199	$1,203
5.5% Senior Notes due March 2017	1,099	1,201	1,099	1,223
1.125% Senior Notes due December 2017	1,100	1,102	1,100	1,095
1.7% Senior Notes due December 2019	1,198	1,194	1,198	1,186
Other long-term debt	433	443	497	510
Total long-term debt	5,030	5,143	5,093	5,217
Less current portion	1,200	1,203	0	0
Long-term debt, excluding current portion	$3,830	$3,940	$5,093	$5,217
Subsequent to the end of the quarter, on February 17, 2015, the Company issued $1,000 in aggregate principal amount of Senior Notes (February 2015 Notes), as follows: $500 of 1.75% Senior Notes due February 15, 2020 and $500 of 2.25% Senior Notes due February 15, 2022. Interest is due semi-annually on February 15 and August 15, with the first payment due on August 15, 2015.

The Company, at its option, may redeem the February 2015 Notes at any time, in whole or in part, at the redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. The Company will be required to offer to purchase the February 2015 Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the February 2015 Notes. The discount and issuance costs associated with the February 2015 Notes will be amortized to interest expense over the term of the notes, which are valued using Level 2 inputs.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.355 per share, compared to $0.31 per share in the second quarter of 2014. On January 29, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.355 per share and a special cash dividend of $5.00 per share, both of which were paid on February 27, 2015. The aggregate payment was approximately $2,358 and was included in other current liabilities in the accompanying condensed consolidated balance sheets at February 15, 2015.
Stock Repurchase Programs
In the second quarter and first half of 2015, the Company repurchased 642,000 and 781,000 shares, at an average price of $143.21 and $140.23, totaling $92 and $110, respectively. The remaining amount available for stock repurchases under our approved plan, which expires in April 2015, was $2,611 at February 15, 2015. There was no stock repurchase activity in the second quarter and first half of 2014. These amounts may differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2014	$12,303	$212	$12,515
Comprehensive income:
Net income	1,094	18	1,112
Foreign-currency translation adjustment and other, net	(721)	(11)	(732)
Comprehensive income	373	7	380
Stock-based compensation	236	0	236
Stock options exercised, including tax effects	39	0	39
Release of vested restricted stock units (RSUs), including tax effects	(121)	0	(121)
Repurchases of common stock	(110)	0	(110)
Cash dividends declared	(2,514)	0	(2,514)
Equity at February 15, 2015	$10,206	$219	$10,425

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 1, 2013	$10,833	$179	$11,012
Comprehensive income:
Net income	888	16	904
Foreign-currency translation adjustment and other, net	(35)	(1)	(36)
Comprehensive income	853	15	868
Stock-based compensation	185	0	185
Stock options exercised, including tax effects	18	0	18
Release of vested RSUs, including tax effects	(101)	0	(101)
Cash dividends declared	(273)	0	(273)
Equity at February 16, 2014	$11,515	$194	$11,709
Note 6—Stock-Based Compensation
In the second quarter of 2015, the Sixth Restated 2002 Stock Incentive Plan was amended following shareholder approval and is now referred to as the Seventh Restated 2002 Incentive Plan (Seventh Plan). The Seventh Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
As required by the Company’s Seventh Plan, in conjunction with the special cash dividend discussed in Note 5, adjustments were made to awards outstanding on the dividend record date to preserve their value following the special cash dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased; and (ii) the exercise prices of outstanding stock options were reduced and the number of shares subject to such options was increased. The number of outstanding stock options and RSUs was increased by multiplying

Note 6—Stock-Based Compensation (Continued)

the number of outstanding shares by a factor of 1.0429, representing the ratio of the NASDAQ closing price of $155.92 on February 4, 2015, which was the last trading day immediately prior to the ex-dividend date, to the NASDAQ opening price of $149.50 on the ex-dividend date, February 5, 2015. The exercise prices of stock options were reduced by multiplying the prices by a factor of 0.9589, representing the ratio of the NASDAQ opening price on the ex-dividend date to the NASDAQ closing price on February 4. Approximately 410,000 stock options were adjusted, and approximately 8,956,000 RSUs were adjusted. These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding awards immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. As further required by the Seventh Plan, the maximum number of shares issuable under the Seventh Plan was proportionally adjusted based on the 1.0429 ratio. This resulted in an additional 750,000 RSU shares available to be granted.
Summary of Restricted Stock Unit Activity
At February 15, 2015, 18,242,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,786,000 time-based RSUs, which vest upon continued employment over specified periods of time;

•
265,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•
281,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of performance targets for fiscal 2015, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first half of 2015:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 31, 2014	9,117	$86.92
Granted	4,017	125.68
Vested and delivered	(4,070)	87.26
Forfeited	(108)	105.29
Special cash dividend	376	N/A
Outstanding at February 15, 2015	9,332	$99.69
The remaining unrecognized compensation cost related to non-vested RSUs at February 15, 2015 was $808, and the weighted-average period over which this cost will be recognized is 1.8 years.

Note 6—Stock-Based Compensation (Continued)

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Stock-based compensation expense before income taxes	$86	$73	$236	$185
Less recognized income tax benefit	(29)	(24)	(80)	(62)
Stock-based compensation expense, net of income taxes	$57	$49	$156	$123
Note 7—Income Taxes
The Company’s reported effective income tax rates for the second quarter and first half of 2015 were 30.2% and 32.6%, respectively, compared to 35.0% and 34.8% for second quarter and first half of 2014, respectively, which includes the net impact of discrete tax items. The provision for income taxes in the second quarter and first half of 2015 was favorably impacted by discrete net tax benefits of $45 and $44, respectively, primarily due to a $57 tax benefit recorded in the second quarter of 2015 in connection with the special cash dividend payable to employees, who through the Company's 401(k) Retirement Plan owned 29,000,000 shares of Company common stock through an Employee Stock Ownership Plan. Dividends on these shares are deductible for U.S. income tax purposes. The provision was negatively impacted by a $14 tax charge in the second quarter of 2015 related to an ongoing income tax matter.
Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Net income available to common stockholders after assumed conversions of dilutive securities	$598	$463	$1,094	$888
Weighted average number of common shares used in basic net income per common share	440,384	439,776	439,567	438,868
RSUs and stock options	2,500	3,025	2,943	3,730
Conversion of convertible notes	12	28	12	29
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,896	442,829	442,522	442,627
Note 9—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that

Note 9—Commitments and Contingencies (Continued)

are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the end of the quarter, the Company has not recorded an accrual with respect to any matter described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants, an invocation that class counsel has opposed. The motion was denied on January 23, 2015.

Note 9—Commitments and Contingencies (Continued)

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 15, 2015
Total revenue	$19,879	$4,001	$3,574	$27,454
Operating income	556	178	143	877
Depreciation and amortization	193	30	37	260
Additions to property and equipment	327	32	253	612
Twelve Weeks Ended February 16, 2014
Total revenue	$18,859	$4,056	$3,391	$26,306
Operating income	424	161	139	724
Depreciation and amortization	174	31	35	240
Additions to property and equipment	228	51	168	447
Twenty-four Weeks Ended February 15, 2015
Total revenue	$39,060	$8,232	$7,028	$54,320
Operating income	989	374	284	1,647
Depreciation and amortization	381	58	75	514
Additions to property and equipment	763	78	326	1,167
Net property and equipment	10,403	1,457	3,012	14,872
Total assets	23,598	3,858	6,144	33,600
Twenty-four Weeks Ended February 16, 2014
Total revenue	$36,583	$8,180	$6,560	$51,323
Operating income	788	350	254	1,392
Depreciation and amortization	344	59	68	471
Additions to property and equipment	613	118	290	1,021
Net property and equipment	9,891	1,612	2,845	14,348
Total assets	21,479	4,429	5,658	31,566
Year Ended August 31, 2014
Total revenue	$80,477	$17,943	$14,220	$112,640
Operating income	1,880	796	544	3,220
Depreciation and amortization	755	124	150	1,029
Additions to property and equipment	1,245	204	544	1,993
Net property and equipment	10,132	1,662	3,036	14,830
Total assets	21,929	4,892	6,203	33,024

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
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable sales growth. We define comparable warehouse sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, including a wide range of global, national and regional wholesalers and retailers, including supermarkets, supercenters, department and specialty stores, gasoline stations, and internet-based retailers.

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
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices that our members can be charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of sales (gross margin percentage). We believe that our gasoline business draws members to our warehouses, but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2015 and 2014 relate to the twelve-week fiscal quarters ended February 15, 2015, and February 16, 2014, respectively. References to the first half of 2015 and 2014 relate to the twenty-four weeks ended February 15, 2015, and February 16, 2014, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the second quarter of 2015 as compared to the second quarter of 2014 include:

•
Net sales increased 4% to $26,872, driven by a 2% increase in comparable sales and sales at warehouses opened since the end of the second quarter of fiscal 2014. Net and comparable sales were negatively impacted by decreases in the price of gasoline and changes in all foreign currencies relative to the U.S. dollar;

•	Membership fees increased 6% to $582, primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 54 basis points, primarily due to our gasoline business;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 11 basis points;

•
Net income increased 29% to $598, or $1.35 per diluted share compared to $463, or $1.05 per diluted share in 2014. The current quarter results were positively impacted by a $57 tax benefit, or $0.13 per diluted share, in connection with the portion of the special cash dividend paid by the Company on February 27, 2015, to the Company 401(k) participants. In addition, the current quarter results were negatively impacted by a $14 tax charge, or $0.03 per diluted share, related to an ongoing tax matter;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.05, primarily due to changes in the Canadian dollar; and

•
On January 29, 2015, our Board of Directors declared a quarterly and special cash dividend of $0.355 and $5.00 per share, respectively, which were paid on February 27. Additionally, on February 17, 2015, subsequent to the end of the second quarter, we issued $1,000 in aggregate principal amount of Senior Notes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Net Sales	$26,872	$25,756	$53,156	$50,224
Increases in net sales:
U.S.	5%	6%	7%	5%
International	2%	5%	4%	6%
Total Company	4%	6%	6%	6%
Changes in comparable warehouse sales:
U.S.	4%	4%	5%	4%
International	(2)%	0%	(1)%	1%
Total Company	2%	3%	3%	3%
Increases in comparable warehouse sales excluding the impact of gasoline price and foreign currency changes:
U.S.	8%	5%	8%	5%
International	8%	7%	7%	7%
Total Company	8%	5%	7%	5%
Net Sales
Net Sales increased $1,116 or 4%, and $2,932 or 6% during the second quarter and first half of 2015, respectively, compared to the second quarter and first half of 2014. This was attributable to a 2% and 3% increase in comparable warehouse sales in the second quarter and first half of 2015, respectively, and sales at the 22 net new warehouses opened since the end of the second quarter of 2014.
During the second quarter, changes in gasoline prices negatively impacted net sales by approximately $851, or 331 basis points, due to a 30% decrease in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $662, or 257 basis points, compared to the second quarter of 2014. The negative impact was attributable to all countries in which we operate, predominately Canada of $378, Mexico of $84, and Japan of $83.
During the first half of 2015, changes in gasoline prices negatively impacted net sales by approximately $1,057, or 211 basis points, due to a 19% decrease in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,071, or 213 basis points, compared to the first half of 2014. The negative impact was attributable to all countries in which we operate, predominately Canada of $689, Japan of $143, and Mexico of $106.
Comparable Sales
Comparable sales increased 2% and 3% in the second quarter and first half of 2015, and were positively impacted by an increase in shopping frequency. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results in both the second quarter and first half of 2015, including the average amount spent by our members. On a segment basis and excluding the impact of gasoline price and foreign currency changes, our Canadian comparable sales increased 9% in both periods

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

presented. Our Other International segment comparable sales increased 7% and 6% in the second quarter and first half of 2015, respectively. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), which occurred primarily in our Other International operations.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Membership fees	$582	$550	$1,164	$1,099
Membership fees as a percentage of net sales	2.17%	2.13%	2.19%	2.19%
Total paid cardholders (000's)	43,200	40,300	43,200	40,300
Total cardholders (000's)	78,700	73,400	78,700	73,400
Membership fees increased 6% in both the second quarter and first half of 2015. This was primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by approximately $15 and $25 for the second quarter and first half of 2015, respectively. Our member renewal rates are currently 91% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Net sales	$26,872	$25,756	$53,156	$50,224
Less merchandise costs	23,897	23,043	47,282	44,867
Gross margin	$2,975	$2,713	$5,874	$5,357
Gross margin percentage	11.07%	10.53%	11.05%	10.67%
Quarterly Results
During the second quarter of 2015, the gross margin of our combined core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), decreased three basis points, primarily due to margin declines in softlines and fresh foods, partially offset by an increase in hardlines. This measure eliminates the impact of changes in sales penetration and gross margins from our ancillary and other business categories.
Our gross margin percentage increased 54 basis points compared to the second quarter of 2014. Excluding the impact of gasoline price deflation of $851 on total net sales for the second quarter of 2015, gross margin as a percentage of adjusted net sales was 10.73%, an increase of 20 basis points from the prior year. This increase is predominately due to: an increase in our warehouse ancillary and other business gross margin (primarily our gasoline business) contributed 39 basis points; partially offset by a negative contribution from core merchandise categories of 20 basis points, due primarily to the lower sales penetration of these categories. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $73 in the second quarter of 2015.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales (segment gross margin percentage), increased in our U.S. operations, primarily due to our gasoline business. The

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

segment gross margin percentage in our Canadian operations increased primarily due to food and sundries. The segment gross margin percentage in our Other International operations decreased across all core merchandise categories except hardlines.
Year-to-date Results
During the first half of 2015, the gross margin of our combined core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased three basis points, primarily due to a decrease in fresh foods.
Our gross margin percentage increased 38 basis points compared to the first half of 2014. Excluding the impact of gasoline price deflation of $1,057 on total net sales for the first half of 2015, gross margin as a percentage of adjusted net sales was 10.83%, an increase of 16 basis points from the prior year. This increase is predominately due to: an increase in our warehouse ancillary and other business gross margin (primarily our gasoline business) contributed 29 basis points; a non-recurring legal settlement contributed three basis points; partially offset by a negative contribution from core merchandise categories of 17 basis points, due primarily to the lower sales penetration of these categories. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $119 in the first half of 2015.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales, increased in our U.S. operations, primarily due to our gasoline business. The segment gross margin percentage in our Canadian operations increased primarily due to food and sundries. The segment gross margin percentage in our Other International operations decreased, primarily due to fresh foods.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
SG&A expenses	$2,671	$2,531	$5,367	$5,032
SG&A expenses as a percentage of net sales	9.94%	9.83%	10.10%	10.02%
Quarterly Results
SG&A expenses as a percentage of net sales increased 11 basis points compared to the second quarter of 2014. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 9.64%, an improvement of 19 basis points as compared to the second quarter of 2014. This was due to lower warehouse operating costs of 29 basis points, primarily from improvements in payroll and employee benefit costs in our core business as a result of leveraging increased sales. This was partially offset by higher central operating costs of seven basis points due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Stock compensation expense was higher by three basis points due to the appreciation in the trading price of our stock at the time of grant. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $56 in the second quarter of 2015.
Year-to-date Results
SG&A expenses as a percentage of net sales increased eight basis points compared to the first half of 2014. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 9.90%, an improvement of 12 basis points as compared to the first half of 2014. This was due to lower warehouse operating costs of 23 basis points, primarily from improvements in payroll and employee benefit costs in our core business as a result of leveraging increased sales. This improvement was partially offset by higher stock compensation expense of seven basis points due to the appreciation in the trading price of our stock at the time of grant and early vesting for long service. Central operating costs

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

were higher by four basis points due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $91 in the first half of 2015.
Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Preopening expenses	$9	$8	$24	$32
Warehouse openings, including relocations
United States(1)	0	2	7	11
Canada	0	1	0	2
Other International	0	0	2	3
Total warehouse openings, including relocations	0	3	9	16
 _______________

(1)	Includes one relocation in the first quarter of 2015.
Preopening expenses include costs for startup operations related to new warehouses, development in new international markets, and new ancillary and other business additions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. For the remainder of 2015, we are expecting to open 22 warehouses, including two relocations, compared to 14 warehouses opened in the remainder of 2014.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Interest expense	$27	$26	$53	$53
Interest expense is primarily related to the $1,100 of Senior Notes issued in fiscal 2007 and the $3,500 of Senior Notes issued in December 2012. Subsequent to the end of the second quarter of 2015, we issued $1,000 of Senior Notes (see Financing Activities below).
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Interest income	$15	$12	$28	$24
Foreign-currency transaction gains, net	2	13	23	16
Other, net	3	5	4	8
Interest income and other, net	$20	$30	$55	$48
The decrease in net foreign-currency transaction gains in the second quarter was primarily attributable to the revaluation or settlement of monetary assets and liabilities, primarily our Mexico operation's U.S. dollar-denominated payables. The increase in net foreign-currency transaction gains in the first half of 2015 was

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

attributable to the favorable impact of mark-to-market adjustments for forward foreign exchange contracts as the U.S. dollar strengthened in certain international locations compared to the prior year. This increase was partially offset by the revaluation or settlement of monetary assets and liabilities, primarily U.S. dollar-denominated payables in our Mexico operations. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 15, 2015	February 16, 2014	February 15, 2015	February 16, 2014
Provision for income taxes	$263	$255	$537	$483
Effective tax rate	30.2%	35.0%	32.6%	34.8%
Our provision for income taxes in the second quarter and first half of 2015 was favorably impacted by discrete net tax benefits of $45 and $44, respectively, primarily due to a $57 tax benefit recorded in the second quarter of 2015 in connection with the special cash dividend payable to employees, who through our 401(k) Retirement Plan owned 29,000,000 shares of Company common stock through an Employee Stock Ownership Plan. Dividends paid on these shares are deductible for U.S. income tax purposes. Our provision was negatively impacted by a $14 tax charge in the second quarter of 2015 related to an ongoing income tax matter.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 15, 2015	February 16, 2014
Net cash provided by operating activities	$2,028	$1,652
Net cash used in investing activities	(1,180)	(891)
Net cash used in financing activities	(373)	(224)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $7,453 and $7,315 at February 15, 2015, and August 31, 2014, respectively. Of these balances, approximately $1,205 and $1,383 represented debit and credit card receivables at the end of the second quarter of 2015 and of fiscal year 2014, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year.
In 2014, we changed our position regarding a portion of the undistributed earnings of our Canadian operations, which is no longer considered permanently reinvested. This change resulted in an immaterial U.S. tax liability, which was recorded in 2014. In the second quarter of 2015, we repatriated a portion of the earnings in our Canadian operations to the U.S.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. This includes the remaining undistributed earnings of our Canadian operations that management maintains are indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

subsidiaries. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,884 at February 15, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2,028 in the first half of 2015, compared to $1,652 in the first half of 2014. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,180 in the first half of 2015 compared to $891 in the first half of 2014. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened eight new warehouses and relocated one warehouse in the first half of 2015. For the remainder of fiscal 2015, we plan to open up to 22 additional warehouses, including the relocation of two warehouses. Our primary requirement for capital is the financing of land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. Through the first half of 2015, we spent approximately $1,167, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2015. These expenditures are expected to be financed with cash to be provided from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $373 in the first half of 2015 compared to $224 in the first half of 2014. Cash flow used in financing activities primarily related to withholding tax payments on stock-based awards, dividend payments, and repurchases of common stock.
On February 17, 2015, we issued $1,000 in aggregate principal amount of Senior Notes as follows: $500 of 1.75% Senior Notes due February 15, 2020, and $500 of 2.25% Senior Notes due February 15, 2022. The proceeds were used to pay a portion of the special cash dividend on February 27, 2015.
Stock Repurchase Programs
During the first half of 2015, we repurchased 781,000 shares of common stock, at an average price of $140.23, totaling approximately $110. There were no stock repurchases in the first half of 2014. The remaining amount available for stock repurchases under our approved plan was $2,611 at February 15, 2015. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.355 per share, or $1.42 per share on an annualized basis. On January 29, 2015, our Board of Directors declared a quarterly and special cash dividend of $0.355 and $5.00

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

per share, respectively. Our quarterly dividend was payable to shareholders of record on February 13, 2015, and the special cash dividend was payable to shareholders of record on February 9, 2015. On February 27, 2015, approximately $2,358 was paid in connection with these dividends.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of February 15, 2015, we had total borrowing capacity within these facilities of $404, of which $333 was maintained by our international operations. Of the $333, $157 is guaranteed by the Company. There were $50 outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2015, and none at the end of 2014.
The Company has letter of credit facilities, for commercial and stand-by letters of credit, totaling $153. The outstanding commitments under these facilities at the end of the second quarter of 2015 totaled $103, including $92 in stand-by letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
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

Item 4—Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2015 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 24, 2014 - December 21, 2014	34,000	$141.35	34,000	$2,699
December 22, 2014 - January 18, 2015	306,000	142.52	306,000	2,655
January 19, 2015 - February 15, 2015	302,000	144.12	302,000	2,611
Total second quarter	642,000	$143.21	642,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization of our Board of Directors approved in April 2011, which expires in April 2015.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant	x

3.2	Bylaws of the registrant		8-K		8/24/2010

4.1	Form of 1.700% Senior Notes due February 15, 2020		8-K		2/5/2015

4.2	Form of 2.250% Senior Notes due February 15, 2022		8-K		2/5/2015

10.1.14*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

31.1	Rule 13(a) - 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 11, 2015	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 11, 2015	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director