Form 10-Q
period 2015-05-10
COSTCO WHOLESALE CORP /NEW
filed 2015-06-04
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 10, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of May 27, 2015 was 439,487,656.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 10, 2015	August 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,063	$5,738
Short-term investments	1,742	1,577
Receivables, net	1,195	1,148
Merchandise inventories	8,869	8,456
Deferred income taxes and other current assets	765	669
Total current assets	17,634	17,588
PROPERTY AND EQUIPMENT
Land	4,971	4,716
Buildings and improvements	12,466	12,522
Equipment and fixtures	5,145	4,845
Construction in progress	733	592
	23,315	22,675
Less accumulated depreciation and amortization	(8,232)	(7,845)
Net property and equipment	15,083	14,830
OTHER ASSETS	774	606
TOTAL ASSETS	$33,491	$33,024
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,895	$8,491
Accrued salaries and benefits	2,160	2,231
Accrued member rewards	819	773
Accrued sales and other taxes	466	442
Deferred membership fees	1,336	1,254
Current portion long-term debt	1,200	0
Other current liabilities	1,860	1,221
Total current liabilities	16,736	14,412
LONG-TERM DEBT, excluding current portion	4,826	5,093
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,115	1,004
Total liabilities	22,677	20,509
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 439,749,000 and 437,683,000 shares issued and outstanding	2	2
Additional paid-in capital	5,147	4,919
Accumulated other comprehensive loss	(726)	(76)
Retained earnings	6,164	7,458
Total Costco stockholders’ equity	10,587	12,303
Noncontrolling interests	227	212
Total equity	10,814	12,515
TOTAL LIABILITIES AND EQUITY	$33,491	$33,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
REVENUE
Net sales	$25,517	$25,233	$78,673	$75,457
Membership fees	584	561	1,748	1,660
Total revenue	26,101	25,794	80,421	77,117
OPERATING EXPENSES
Merchandise costs	22,687	22,554	69,969	67,421
Selling, general and administrative	2,579	2,487	7,946	7,519
Preopening expenses	14	16	38	48
Operating income	821	737	2,468	2,129
OTHER INCOME (EXPENSE)
Interest expense	(31)	(25)	(84)	(78)
Interest income and other, net	9	12	64	60
INCOME BEFORE INCOME TAXES	799	724	2,448	2,111
Provision for income taxes	280	245	817	728
Net income including noncontrolling interests	519	479	1,631	1,383
Net income attributable to noncontrolling interests	(3)	(6)	(21)	(22)
NET INCOME ATTRIBUTABLE TO COSTCO	$516	$473	$1,610	$1,361
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.17	$1.08	$3.66	$3.10
Diluted	$1.17	$1.07	$3.64	$3.07
Shares used in calculation (000’s):
Basic	440,070	439,446	439,733	439,058
Diluted	443,132	442,720	442,721	442,651
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.355	$6.11	$0.975

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$519	$479	$1,631	$1,383
Foreign-currency translation adjustment and other, net	76	90	(656)	54
Comprehensive income	595	569	975	1,437
Less: Comprehensive income attributable to noncontrolling interests	8	8	15	23
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$587	$561	$960	$1,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 10, 2015	May 11, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,631	$1,383
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	776	708
Stock-based compensation	301	251
Excess tax benefits on stock-based awards	(84)	(75)
Other non-cash operating activities, net	12	19
Deferred income taxes	(42)	(2)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(680)	(584)
Increase in accounts payable	786	603
Other operating assets and liabilities, net	557	839
Net cash provided by operating activities	3,257	3,142
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,033)	(1,856)
Maturities and sales of short-term investments	860	1,800
Additions to property and equipment	(1,588)	(1,426)
Other investing activities, net	(14)	(5)
Net cash used in investing activities	(1,775)	(1,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(128)	(74)
Repayments of short-term borrowings	0	(15)
Proceeds from short-term borrowings	52	59
Proceeds from issuance of long-term debt	1,037	0
Proceeds from exercise of stock options	39	22
Minimum tax withholdings on stock-based awards	(178)	(164)
Excess tax benefits on stock-based awards	84	75
Repurchases of common stock	(225)	(171)
Cash dividend payments	(2,514)	(273)
Other financing activities, net	(10)	(1)
Net cash used in financing activities	(1,843)	(542)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(314)	(21)
Net (decrease)/increase in cash and cash equivalents	(675)	1,092
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	5,738	4,644
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,063	$5,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $9 and $8 interest capitalized in 2015 and 2014, respectively)	$93	$85
Income taxes, net	$609	$299
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$176	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 10, 2015, Costco operated 673 warehouses worldwide: 474 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 89 Canada locations, 35 Mexico locations, 26 United Kingdom (U.K.) locations, 20 Japan locations, 11 Korea locations, 10 Taiwan locations, 7 Australia locations and 1 Spain location. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2015 and 2014 relate to the 12-week fiscal quarters ended May 10, 2015, and May 11, 2014, respectively. References to the first thirty-six weeks of 2015 and 2014 relate to the thirty-six weeks ended May 10, 2015, and May 11, 2014, respectively.
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
Due to overall net deflationary trends in the third quarter and first thirty-six weeks of 2015, a benefit of $7 and $13 was recorded to merchandise costs, respectively, to reduce the cumulative LIFO valuation on merchandise inventories. A charge of $12 and $18 was recorded to merchandise costs in the third quarter and first thirty-six weeks of 2014, respectively. At May 10, 2015, and August 31, 2014, the cumulative impact of the LIFO valuation on merchandise inventories was $96 and $109, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $668 and $585 at May 10, 2015, and August 31, 2014, respectively.
While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of May 10, 2015, and August 31, 2014.

Note 1—Summary of Significant Accounting Policies (Continued)

The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were a net loss of $15 for the third quarter and an immaterial net loss for the first thirty-six weeks of 2015, respectively, and were immaterial for the third quarter and first thirty-six weeks of 2014.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $12 and $24 in the third quarter and first thirty-six weeks of 2015, respectively, as compared to an immaterial net gain for the third quarter and a net gain of $25 in the first thirty-six weeks of 2014, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changed the criteria for reporting discontinued operations, as well as requiring new disclosures regarding discontinued operations and disposals that do not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will adopt this guidance at the beginning of fiscal year 2016. Adoption is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. The guidance changed the criteria for reporting revenue, as well as requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 31, 2014. The Company’s investments were as follows:

May 10, 2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,563	$6	$1,569
Asset and mortgage-backed securities	3	0	3
Total available-for-sale	1,566	6	1,572
Held-to-maturity:
Certificates of deposit	170		170
Total short-term investments	$1,736	$6	$1,742

August 31, 2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,404	$1	$1,405
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,408	1	1,409
Held-to-maturity:
Certificates of deposit	155		155
Bankers' acceptances	13		13
Total held-to-maturity	168		168
Total short-term investments	$1,576	$1	$1,577
At May 10, 2015, and August 31, 2014, available-for-sale securities that were in continuous unrealized-loss positions were not material, and there were no unrealized gains and losses on cash and cash equivalents.
The proceeds from sales of available-for-sale securities were $104 and $11 during the third quarter of 2015 and 2014, respectively. In the first thirty-six weeks of 2015 and 2014, the proceeds from sales of available-for-sale securities were $171 and $43, respectively. Gross realized gains or losses from sales of available-for-sale securities during the third quarter and first thirty-six weeks of 2015 and 2014 were not material.
The maturities of available-for-sale and held-to-maturity securities at May 10, 2015, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$303	$303	$170
Due after one year through five years	1,215	1,219	0
Due after five years	48	50	0
	$1,566	$1,572	$170

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

May 10, 2015:	Level 1	Level 2
Money market mutual funds(1)	$195	$0
Investment in government and agency securities	0	1,569
Investment in asset and mortgage-backed securities	0	3
Forward foreign-exchange contracts, in asset position(2)	0	5
Forward foreign-exchange contracts, in (liability) position(2)	0	(9)
Total	$195	$1,568

August 31, 2014:	Level 1	Level 2
Money market mutual funds(1)	$312	$0
Investment in government and agency securities	0	1,405
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$312	$1,409
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

The Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis at May 10, 2015, or August 31, 2014. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the third quarter or first thirty-six weeks of 2015 or 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the third quarter or first thirty-six weeks of 2015 or 2014.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets and liabilities during the third quarter of 2015 and these adjustments were immaterial for the first thirty-six weeks of 2015. There were no fair value adjustments to these nonfinancial assets and liabilities during the third quarter of 2014 and were immaterial for the first thirty-six weeks of 2014.

Note 4—Debt
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	May 10, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$1,200	$1,202	$1,199	$1,203
5.5% Senior Notes due March 2017	1,099	1,188	1,099	1,223
1.125% Senior Notes due December 2017	1,100	1,102	1,100	1,095
1.7% Senior Notes due December 2019	1,198	1,202	1,198	1,186
1.75% Senior Notes due February 2020	499	497	0	0
2.25% Senior Notes due February 2022	499	491	0	0
Other long-term debt	431	441	497	510
Total long-term debt	6,026	6,123	5,093	5,217
Less current portion	1,200	1,202	0	0
Long-term debt, excluding current portion	$4,826	$4,921	$5,093	$5,217
On February 17, 2015, the Company issued $1,000 in aggregate principal amount of Senior Notes (February 2015 Notes), as follows: $500 of 1.75% Senior Notes due February 15, 2020; and $500 of 2.25% Senior Notes due February 15, 2022. Interest is due semi-annually on February 15 and August 15, with the first payment due on August 15, 2015.
The Company, at its option, may redeem the February 2015 Notes at any time, in whole or in part, at the redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. The Company will be required to offer to purchase the February 2015 Notes, at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the February 2015 Notes. The discount and issuance costs associated with the February 2015 Notes are being amortized to interest expense over the term of the notes, which are valued using Level 2 inputs.
Subsequent to the end of the quarter, on May 21, 2015, the Company's Japanese subsidiary issued approximately $125 of 0.79% promissory notes through a private placement. Interest is payable semi-annually, and principal is due in May 2025. These notes are valued using Level 3 inputs.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.40 per share, compared to $0.355 per share in the third quarter of 2014. On February 27, 2015, an aggregate payment of approximately $2,358 was made in connection with the quarterly and special cash dividends declared by the Board of Directors during the second quarter. On April 17, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.40 per share, which was paid on May 15, 2015.

Note 5—Equity and Comprehensive Income (Continued)

Stock Repurchase Programs
The Company's stock repurchase activity during the third quarter and first thirty-six weeks of 2015 and 2014 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Third quarter of 2015	839	$147.89	$124
First thirty-six weeks of 2015	1,620	$144.20	$234

Third quarter of 2014	1,623	$113.14	$184
First thirty-six weeks of 2014	1,623	$113.14	$184
The amounts in the table above may differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. On April 17, 2015, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires April 17, 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2014	$12,303	$212	$12,515
Comprehensive income:
Net income	1,610	21	1,631
Foreign-currency translation adjustment and other, net	(650)	(6)	(656)
Comprehensive income	960	15	975
Stock-based compensation	301	0	301
Stock options exercised, including tax effects	68	0	68
Release of vested restricted stock units (RSUs), including tax effects	(121)	0	(121)
Repurchases of common stock	(234)	0	(234)
Cash dividends declared	(2,690)	0	(2,690)
Equity at May 10, 2015	$10,587	$227	$10,814

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 1, 2013	$10,833	$179	$11,012
Comprehensive income:
Net income	1,361	22	1,383
Foreign-currency translation adjustment and other, net	53	1	54
Comprehensive income	1,414	23	1,437
Stock-based compensation	251	0	251
Stock options exercised, including tax effects	35	0	35
Release of vested RSUs, including tax effects	(101)	0	(101)
Repurchases of common stock	(184)	0	(184)
Cash dividends declared	(429)	0	(429)
Equity at May 11, 2014	$11,819	$202	$12,021
Note 6—Stock-Based Compensation
In the second quarter of 2015, the Sixth Restated 2002 Stock Incentive Plan was amended, following shareholder approval, and is now referred to as the Seventh Restated 2002 Incentive Plan (Seventh Plan). The Seventh Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
As required by the Company’s Seventh Plan, in conjunction with the special cash dividend discussed in Note 5, adjustments were made to awards outstanding on the dividend record date to preserve their value following the special cash dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased; and (ii) the exercise prices of outstanding stock options were reduced and the number of shares subject to such options was increased. Approximately 410,000 stock options were adjusted, and approximately 8,956,000 RSUs were adjusted. These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding awards immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. As further required by the Seventh Plan, the maximum number of shares issuable under the Seventh Plan was proportionally adjusted, which resulted in an additional 750,000 RSU shares available to be granted.
Summary of Restricted Stock Unit Activity
At May 10, 2015, 18,284,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,737,000 time-based RSUs, which vest upon continued employment over specified periods of time;

•
254,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. Further restrictions lapse upon achievement of continued employment over specified periods of time; and

•
281,000 performance-based RSUs to be granted to executive officers of the Company upon achievement of performance targets for fiscal 2015, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

Note 6—Stock-Based Compensation (Continued)

The following table summarizes RSU transactions during the first thirty-six weeks of 2015:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 31, 2014	9,117	$86.92
Granted	4,017	125.68
Vested and delivered	(4,088)	87.31
Forfeited	(150)	102.36
Special cash dividend	376	N/A
Outstanding at May 10, 2015	9,272	$99.71
The remaining unrecognized compensation cost related to non-vested RSUs at May 10, 2015 was $738, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Stock-based compensation expense before income taxes	$65	$66	$301	$251
Less recognized income tax benefit	(21)	(22)	(101)	(84)
Stock-based compensation expense, net of income taxes	$44	$44	$200	$167
Note 7—Income Taxes
The Company’s reported effective income tax rates for the third quarter and first thirty-six weeks of 2015 were 35.0% and 33.4%, respectively, compared to 33.9% and 34.5% for third quarter and first thirty-six weeks of 2014, respectively, which include the net impact of discrete tax items. The provision for income taxes in the third quarter of 2014 was positively impacted by a change in the estimated annual effective tax rate. This change in estimate was predominantly due to a change in expected pre-tax income between the Company's domestic and international operations. The provision for income taxes in the first thirty-six weeks of 2015 was favorably impacted by discrete net tax benefits of $45, primarily due to a $57 tax benefit recorded in the second quarter of 2015 in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan. Dividends on these shares are deductible for U.S. income tax purposes. The provision was negatively impacted by a $14 tax charge in the second quarter of 2015 related to an ongoing income tax matter.

Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Net income available to common stockholders after assumed conversions of dilutive securities	$516	$473	$1,610	$1,361
Weighted average number of common shares used in basic net income per common share	440,070	439,446	439,733	439,058
RSUs and stock options	3,050	3,259	2,976	3,569
Conversion of convertible notes	12	15	12	24
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	443,132	442,720	442,721	442,651
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
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al.,

Note 9—Commitments and Contingencies (Continued)

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

Note 10—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Australia, and Spain and through majority-owned subsidiaries in Taiwan and Korea. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company's annual report filed on Form 10-K for the fiscal year ended August 31, 2014, and Note 1 above. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 10, 2015
Total revenue	$19,141	$3,778	$3,182	$26,101
Operating income	551	164	106	821
Depreciation and amortization	199	27	36	262
Additions to property and equipment	302	25	94	421
Twelve Weeks Ended May 11, 2014
Total revenue	$18,655	$3,940	$3,199	$25,794
Operating income	445	172	120	737
Depreciation and amortization	173	28	36	237
Additions to property and equipment	243	40	122	405
Thirty-six Weeks Ended May 10, 2015
Total revenue	$58,201	$12,010	$10,210	$80,421
Operating income	1,540	538	390	2,468
Depreciation and amortization	580	85	111	776
Additions to property and equipment	1,065	103	420	1,588
Net property and equipment	10,494	1,503	3,086	15,083
Total assets	23,340	3,859	6,292	33,491
Thirty-six Weeks Ended May 11, 2014
Total revenue	$55,238	$12,120	$9,759	$77,117
Operating income	1,233	522	374	2,129
Depreciation and amortization	517	87	104	708
Additions to property and equipment	856	158	412	1,426
Net property and equipment	9,960	1,640	2,983	14,583
Total assets	21,933	4,732	6,036	32,701
Year Ended August 31, 2014
Total revenue	$80,477	$17,943	$14,220	$112,640
Operating income	1,880	796	544	3,220
Depreciation and amortization	755	124	150	1,029
Additions to property and equipment	1,245	204	544	1,993
Net property and equipment	10,132	1,662	3,036	14,830
Total assets	21,929	4,892	6,203	33,024

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, increases in comparable warehouse sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company's public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
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
We believe that the most important driver of increasing our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can also be particularly influenced by two factors that are beyond our control, including fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations) and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers,

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

including supermarkets, supercenters, department and specialty stores, gasoline stations, and internet-based retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2015 and 2014 relate to the twelve-week fiscal quarters ended May 10, 2015, and May 11, 2014, respectively. References to the first thirty-six weeks of 2015 and 2014 relate to the thirty-six weeks ended May 10, 2015, and May 11, 2014, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the third quarter of 2015 as compared to the third quarter of 2014 include:

•
Net sales increased 1% to $25,517, driven by sales at new warehouses partially offset by a 1% decrease in comparable sales. Net and comparable sales were negatively impacted by decreases in the price of gasoline and changes in all foreign currencies relative to the U.S. dollar;

•	Membership fees increased 4% to $584, primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program;

•	Gross margin (net sales less merchandise costs) as a percentage of net sales increased 47 basis points;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 25 basis points;

•	Net income increased 9% to $516, or $1.17 per diluted share, compared to $473, or $1.07 per diluted share in 2014;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.06, primarily due to changes in the Canadian dollar;

•	On February 17, 2015, we issued $1,000 in aggregate principal amount of Senior Notes; and

•
On February 27, 2015, approximately $2,358 was paid in connection with the quarterly and special cash dividends declared by our Board of Directors during the second quarter. On April 17, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.40 per share, which was paid subsequent to the end of the third quarter.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Net Sales	$25,517	$25,233	$78,673	$75,457
Changes in net sales:
U.S.	3%	7%	5%	6%
International	(3)%	8%	2%	7%

Total Company	1%	7%	4%	6%
Comparable warehouse sales:
U.S.	1%	5%	4%	4%
International	(6)%	3%	(2)%	1%

Total Company	(1)%	4%	2%	3%
Comparable warehouse sales excluding the impact of gasoline price and foreign currency changes:
U.S.	5%	6%	7%	5%
International	7%	8%	7%	7%

Total Company	6%	6%	7%	5%
Net Sales
Net sales increased $284 or 1%, and $3,216 or 4% during the third quarter and first thirty-six weeks of 2015, respectively, compared to the third quarter and first thirty-six weeks of 2014. This was attributable to sales at the 20 net new warehouses opened since the end of the third quarter of 2014 and a 1% decrease and a 2% increase in comparable warehouse sales in the third quarter and first thirty-six weeks of 2015, respectively.
During the third quarter, changes in gasoline prices negatively impacted net sales by approximately $904, or 358 basis points, due to a 28% decrease in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $807, or 320 basis points, compared to the third quarter of 2014. The negative impact was attributable to all foreign countries in which we operate, predominately Canada of $466, Mexico of $100, and Japan of $89.
During the first thirty-six weeks of 2015, changes in gasoline prices negatively impacted net sales by approximately $1,967, or 261 basis points, due to a 22% decrease in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,876, or 249 basis points, compared to the first thirty-six weeks of 2014. The negative impact was attributable to all foreign countries in which we operate, predominately Canada of $1,154, Japan of $231, and Mexico of $206.
Comparable Sales
Comparable sales decreased 1% in the third quarter and were negatively impacted by changes in gasoline prices and foreign currencies relative to the U.S. dollar. The average amount spent by our members was also negatively impacted by these items. These changes were partially offset by an increase in shopping

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

frequency. In the first thirty-six weeks of 2015, comparable sales increased 2% and were positively impacted by an increase in shopping frequency. Changes in gasoline prices and foreign currencies relative to the U.S. dollar negatively impacted comparable sales results in the first thirty-six weeks of 2015. On a segment basis, and excluding the impact of gasoline prices and foreign currency changes relative to the U.S. dollar, our Canadian comparable sales increased 9% in both periods presented. Comparable sales in our Other International segment increased 4% and 5% in the third quarter and first thirty-six weeks of 2015, respectively. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), which occurred primarily in our Other International operations.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Membership fees	$584	$561	$1,748	$1,660
Membership fees as a percentage of net sales	2.29%	2.22%	2.22%	2.20%
Total paid cardholders (000's)	43,700	40,900	43,700	40,900
Total cardholders (000's)	79,600	74,600	79,600	74,600
Membership fees increased 4% and 5% in the third quarter and first thirty-six weeks of 2015, respectively. This was primarily due to membership sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by approximately $19 and $44 for the third quarter and first thirty-six weeks of 2015, respectively. Our member renewal rates are currently 91% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Net sales	$25,517	$25,233	$78,673	$75,457
Less merchandise costs	22,687	22,554	69,969	67,421
Gross margin	$2,830	$2,679	$8,704	$8,036
Gross margin percentage	11.09%	10.62%	11.06%	10.65%
Quarterly Results
During the third quarter of 2015, the gross margin of our combined core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 10 basis points, primarily due to increases in softlines and food and sundries, partially offset by decreases in fresh foods and hardlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Our gross margin percentage increased 47 basis points compared to the third quarter of 2014. Excluding the impact of gasoline price deflation of $904 on total net sales for the third quarter of 2015, gross margin as a percentage of adjusted net sales was 10.71%, an increase of nine basis points from the prior year. This increase is predominately due to: an increase in our warehouse ancillary and other business gross margin of 15 basis points across several of our warehouse ancillary and other businesses; a LIFO benefit in the

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

third quarter of 2015 compared to a charge in third quarter of 2014 contributed 7 basis points; partially offset by a negative contribution from core merchandise categories of 10 basis points, due predominately to hardlines. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $86 in the third quarter of 2015.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales (segment gross margin percentage), increased in our U.S. operations, primarily due to food and sundries and softlines and the LIFO benefit discussed above. The segment gross margin percentage in our Canadian operations decreased primarily due to softlines. The segment gross margin percentage in our Other International operations decreased primarily due to fresh foods.
Year-to-date Results
During the first thirty-six weeks of 2015, the gross margin of our combined core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased one basis point, primarily due to increases in softlines and food and sundries, partially offset by a decrease in fresh foods.
Our gross margin percentage increased 41 basis points compared to the first thirty-six weeks of 2014. Excluding the impact of gasoline price deflation of $1,967 on total net sales for the first thirty-six weeks of 2015, gross margin as a percentage of adjusted net sales was 10.79%, an increase of 14 basis points from the prior year. This increase is predominately due to: an increase in our warehouse ancillary and other business gross margin of 25 basis points, due primarily to our gasoline business; partially offset by a negative contribution from core merchandise categories of 15 basis points, due primarily to hardlines. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $205 in the first thirty-six weeks of 2015.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales, increased in our U.S. operations, primarily due to our gasoline business. The segment gross margin percentage in our Canadian operations was unchanged. The segment gross margin percentage in our Other International operations decreased, primarily in our food and sundries category as a result of a decrease in sales penetration.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
SG&A expenses	$2,579	$2,487	$7,946	$7,519
SG&A expenses as a percentage of net sales	10.11%	9.86%	10.10%	9.96%
Quarterly Results
SG&A expenses as a percentage of net sales increased 25 basis points compared to the third quarter of 2014. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 9.76%, an improvement of 10 basis points as compared to the third quarter of 2014. This was due to lower warehouse operating costs of 14 basis points, primarily from improvements in payroll in our core business as a result of leveraging increased sales in our U.S. and Canadian operations. This was partially offset by higher central operating costs of six basis points, due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $71 in the third quarter of 2015.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Year-to-date Results
SG&A expenses as a percentage of net sales increased 14 basis points compared to the first thirty-six weeks of 2014. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 9.85%, an improvement of 11 basis points as compared to the first thirty-six weeks of 2014. This was due to lower warehouse operating costs of 20 basis points, primarily from improvements in payroll and employee benefit costs in our core business as a result of leveraging increased sales in our U.S. and Canadian operations. This improvement was partially offset by higher central operating costs of five basis points, due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Higher stock compensation expense also negatively impacted our SG&A expenses by four basis points, due to the appreciation in the trading price of our stock at the time of grant. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $162 in the first thirty-six weeks of 2015.
Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Preopening expenses	$14	$16	$38	$48
Warehouse openings, including relocations
United States(1)	1	2	8	13
Canada	1	0	1	2
Other International(2)	2	2	4	5
Total warehouse openings, including relocations	4	4	13	20
 _______________

(1)	Includes one relocation in the first quarter of 2015 and the conversion of an existing warehouse to a business center in the third quarter of 2015.

(2)	Includes one relocation in the third quarter of 2015.
Preopening expenses include costs for startup operations related to new warehouses, development in new international markets, and new ancillary and other business additions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. For the remainder of fiscal 2015, we are expecting to open up to 15 warehouses, including one relocation, compared to 10 warehouses opened in the remainder of fiscal 2014.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Interest expense	$31	$25	$84	$78
Interest expense is primarily related to the $1,100 of Senior Notes issued in fiscal 2007, the $3,500 of Senior Notes issued in December 2012, and the $1,000 of Senior Notes issued in February 2015.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Interest income	$10	$11	$38	$35
Foreign-currency transaction gains, net	(3)	(2)	20	14
Other, net	2	3	6	11
Interest income and other, net	$9	$12	$64	$60
The increase in net foreign-currency transaction gains in the first thirty-six weeks of 2015 was attributable to the favorable impact of mark-to-market adjustments for forward foreign exchange contracts as the U.S. dollar strengthened in certain international locations compared to the prior year. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 10, 2015	May 11, 2014	May 10, 2015	May 11, 2014
Provision for income taxes	$280	$245	$817	$728
Effective tax rate	35.0%	33.9%	33.4%	34.5%
Our provision for income taxes for the third quarter of 2014 was positively impacted by a change in the estimated annual effective tax rate. This change in estimate was predominantly due to a change in expected pre-tax income between our domestic and international operations. Our provision for income taxes in the first thirty-six weeks of 2015 was favorably impacted by discrete net tax benefits of $45, primarily due to a $57 tax benefit recorded in the second quarter of 2015 in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes. The provision was negatively impacted by a $14 tax charge in the second quarter of 2015 related to an ongoing income tax matter.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 10, 2015	May 11, 2014
Net cash provided by operating activities	$3,257	$3,142
Net cash used in investing activities	(1,775)	(1,487)
Net cash used in financing activities	(1,843)	(542)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,805 and $7,315 at May 10, 2015, and August 31, 2014, respectively. Of these balances, approximately $1,342 and $1,383 represented debit and credit card receivables at the end of the third quarter of 2015 and of fiscal year 2014, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

In 2014, we changed our position regarding a portion of the undistributed earnings of our Canadian operations, which is no longer considered permanently reinvested. This change resulted in an immaterial U.S. tax liability, which was recorded in 2014. In the third quarter of 2015, we repatriated the remaining portion of the earnings in our Canadian operations that were no longer considered permanently reinvested.
Management believes that our cash position and operating cash flows will be sufficient to meet our capital requirements for the foreseeable future. We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as we deem such earnings to be indefinitely reinvested. This includes the remaining undistributed earnings of our Canadian operations that management maintains are indefinitely reinvested. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,979 at May 10, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,257 in the first thirty-six weeks of 2015, compared to $3,142 in the first thirty-six weeks of 2014. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs, including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,775 in the first thirty-six weeks of 2015 compared to $1,487 in the first thirty-six weeks of 2014. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 10 new warehouses, relocated two warehouses, and converted an existing warehouse to a business center in the first thirty-six weeks of 2015. For the remainder of fiscal 2015, we plan to open up to 15 additional warehouses, including one warehouse relocation. Our primary requirement for capital is the purchase of land and equipment and building construction for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. Through the first thirty-six weeks of 2015, we spent approximately $1,588, and it is our current intention to spend approximately $2,400 to $2,500 during fiscal 2015. These expenditures are expected to be financed with cash to be provided from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,843 in the first thirty-six weeks of 2015 compared to $542 in the first thirty-six weeks of 2014. Cash flow used in financing activities primarily related to dividend payments, which includes a special cash dividend of $5.00 per share, or $2,514, paid in the first thirty-six weeks of 2015, and repurchases of common stock. Net cash used in financing activities was partially offset by net proceeds from the issuance of $1,000 in Senior Notes.

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
Subsequent to the end of the quarter, on May 21, 2015, our Japanese subsidiary issued approximately $125 of 0.79% promissory notes through a private placement. Interest is payable semi-annually, and principal is due in May 2025.
Stock Repurchase Programs
On April 17, 2015, our Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in April 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528. In the first thirty-six weeks of 2015, we repurchased 1,620,000 shares of common stock, at an average price of $144.20, totaling approximately $234. In the first thirty-six weeks of 2014, we repurchased 1,623,000 shares, at an average price of $113.14, totaling $184. The remaining amount available for stock repurchases under our approved plan was $3,959 at May 10, 2015. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.40 per share, or $1.60 per share on an annualized basis. On April 17, 2015, our Board of Directors declared a quarterly dividend of $0.40 per share payable to shareholders of record on May 1, 2015. The dividend was paid on May 15, 2015. On February 27, 2015, an aggregate payment of approximately $2,358 was paid in connection with both the second quarter and special cash dividends declared by our Board of Directors in the second quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of May 10, 2015, we had total borrowing capacity within these facilities of $444, of which $374 was maintained by our international operations. Of the $374, $182 is guaranteed by the Company. There were $50 outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2015, and none at the end of 2014.
The Company has letter of credit facilities, for commercial and stand-by letters of credit, totaling $150. The outstanding commitments under these facilities at the end of the third quarter of 2015 totaled $96, including $90 in stand-by letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
Contractual Obligations
Other than the issuance of the debt described above, as of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2015 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 16, 2015 - March 15, 2015	272,000	$147.66	272,000	$2,571
March 16, 2015 - April 12, 2015	199,000	150.90	199,000	2,541
April 13, 2015 - May 10, 2015	368,000	146.44	368,000	3,959
Total third quarter	839,000	$147.89	839,000
 _______________

(1)
Our stock repurchase program is conducted under authorizations made by our Board of Directors. On April 17, 2015, the Board of Directors reauthorized up to $4,000 in common stock repurchases, which expires in April 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528, on April 17, 2015.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
On February 27, 2015, we entered into a Co-Branded Credit Card Program Agreement (the “Program Agreement”) with Citibank, N.A. (“Citi”). Under the terms of the Program Agreement, Citi would become the exclusive issuer of our co-branded credit cards to new and existing members of the Company and Visa U.S.A. Inc. would replace American Express as the credit card network for Costco in the United States and Puerto Rico beginning April 1, 2016. We would receive various forms of consideration under the Program Agreement. The initial term of the Program Agreement is ten years.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant	x

3.2	Bylaws of the registrant		8-K		8/24/2010

4.1	Form of 1.750% Senior Notes due February 15, 2020		8-K		2/5/2015

4.2	Form of 2.250% Senior Notes due February 15, 2022		8-K		2/5/2015

10.1	Citibank, N.A. Co-Branded Credit Card Agreement*	x

31.1	Rule 13(a) - 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
* Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

June 4, 2015	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 4, 2015	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director