Form 10-Q/A
period 2015-05-10
COSTCO WHOLESALE CORP /NEW
filed 2015-08-31
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE

Costco Wholesale Corporation (also referred to as the “Company,” “we,” or “our”) is filing this amendment (Amendment No. 1) to the Quarterly Report on Form 10-Q for the quarter ended May 10, 2015 (the May 10, 2015 Form 10-Q), originally filed with the Securities and Exchange Commission on June 4, 2015, for the sole purpose of providing a revised copy of Exhibit 10.1 to restore certain information that was previously omitted from Exhibit 10.1 pursuant to a request for confidential treatment. All other items of the May 10, 2015 Form 10-Q are unaffected by the change described above and have been omitted from this Amendment No. 1.

PART II—OTHER INFORMATION
Item 6—Exhibits

The Exhibit Index listed under Item 6 of Part II of the May 10, 2015 Form 10-Q is hereby amended such that Exhibit 10.1 is replaced in its entirety by the document attached as an exhibit to this Amendment No. 1, which is hereby included as an exhibit to the May 10, 2015 Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	5/10/2015	6/4/2015

3.2	Bylaws of the registrant		8-K		8/24/2010

4.1	Form of 1.750% Senior Notes due February 15, 2020		8-K		2/5/2015

4.2	Form of 2.250% Senior Notes due February 15, 2022		8-K		2/5/2015

10.1	Citibank, N.A. Co-Branded Credit Card Agreement*	x

31.1	Rule 13(a) - 14(a) Certifications	x

32.1	Section 1350 Certifications		10-Q	5/10/2015	6/4/2015

101.INS	XBRL Instance Document		10-Q	5/10/2015	6/4/2015

101.SCH	XBRL Taxonomy Extension Schema Document		10-Q	5/10/2015	6/4/2015

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-Q	5/10/2015	6/4/2015

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-Q	5/10/2015	6/4/2015

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-Q	5/10/2015	6/4/2015

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-Q	5/10/2015	6/4/2015
______________
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

August 31, 2015	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director