Form 10-K
period 2015-08-30
COSTCO WHOLESALE CORP /NEW
filed 2015-10-14
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2015 was $64,213,793,359.
The number of shares outstanding of the registrant’s common stock as of October 5, 2015 was 437,406,636.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2016, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 30, 2015

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, increases in comparable store sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, spending on our expansion plans, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them, except as required by law.

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
We report on a 52/53-week fiscal year, consisting of thirteen, four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2015, 2014, and 2013 relate to the 52-week fiscal years ended August 30, 2015, August 31, 2014, and September 1, 2013, respectively.
General
We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins than most other retailers. We generally sell inventory before we are required to pay for it, even while taking advantage of early payment discounts when available. To the extent that sales increase and inventory turnover becomes more rapid, more inventory is financed through payment terms provided by suppliers rather than by our working capital.
We buy most of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (depot) or directly to our warehouses. Our depots receive large shipments from manufacturers and quickly reallocate these goods for shipment to our individual warehouses. This process maximizes freight volume and handling efficiencies, eliminating many of the costs associated with traditional multiple-step distribution channels.

Item 1—Business (Continued)

Our average warehouse space is approximately 144,000 square feet, however our newer units tend to be slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to amounts well below those of typical discount retail operations.
Marketing activities for new locations generally include community outreach programs to local businesses in new and existing markets and direct mail to prospective new members. Ongoing promotional programs primarily relate to coupon mailers, The Costco Connection (a magazine we publish for our members), and e-mails to members promoting selected merchandise.
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, thereby reducing labor required. In general, with variations by country, our warehouses accept cash, checks, certain debit and credit cards, or a private label Costco credit card.
Our strategy is to provide our members with a broad range of high quality merchandise at prices consistently lower than they can obtain elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes, and colors. We carry an average of approximately 3,700 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic item purchases.The following table indicates the approximate percentage of net sales accounted for by major category of items:

	2015	2014	2013
Foods (including dry and institutionally packaged foods)	22%	22%	21%
Sundries (including snack foods, candy, alcoholic and nonalcoholic beverages, tobacco, and cleaning and institutional supplies)	21%	21%	22%
Hardlines (including major appliances, electronics, health and beauty aids, hardware, and garden and patio)	16%	16%	16%
Fresh Foods (including meat, produce, deli, and bakery)	14%	13%	13%
Softlines (including apparel and small appliances)	11%	11%	11%
Ancillary and Other (including gas stations, pharmacy, food court, and optical)	16%	17%	17%

Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. The following table indicates the number of ancillary businesses in operation at fiscal year-end:

	2015	2014	2013
Food Courts	680	657	628
Optical Dispensing Centers	662	641	614
Photo Processing Centers	656	649	622
Pharmacies	606	589	565
Hearing-Aid Centers	581	549	502
Gas Stations	472	445	414
Number of warehouses	686	663	634

Item 1—Business (Continued)

Our online business, which operates websites in the U.S., Canada, U.K., and Mexico, provides our members additional products, many not found in our warehouses. These products vary by country and include services such as photo processing, pharmacy, travel, business delivery, and membership services. Net sales for our online business were approximately 3% of our net sales in each of the last three fiscal years.
We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We generally have not experienced difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase private label merchandise, as long as quality and customer demand are comparable and the value to our members is greater as compared to brand-name items.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our format allows our members to utilize their memberships at any of our worldwide Costco warehouse locations. We have two types of members: Gold Star (individual) and Business. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license or other evidence of business existence. Business members have the ability to add additional cardholders (add-ons). Add-ons are not available for Gold Star members. Our annual fee for these memberships is $55 in our U.S. and Canadian operations and varies by country in our Other International operations. All paid memberships include a free household card.
Our member renewal rate was approximately 91% in the U.S. and Canada, and approximately 88% on a worldwide basis in 2015. The renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. The majority of members renew within the six months following their renewal date.
Our membership was made up of the following (in thousands):

	2015	2014	2013
Gold Star	34,000	31,600	28,900
Business, including add-ons	10,600	10,400	10,100
Total paid members	44,600	42,000	39,000
Household cards	36,700	34,400	32,200
Total cardholders	81,300	76,400	71,200
All Gold Star and Business paid cardholders are eligible to upgrade to an Executive membership in the U.S., Canada, Mexico, and U.K., for an additional annual fee of approximately $55. Our Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $750 per year), which can be redeemed only at Costco warehouses. This program also offers (except in Mexico) additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program and check printing services. The services are generally provided by third-parties and vary by country and state. Executive members represented 39% of eligible cardholders at the end of 2015 and 2014 and 38% at the end of 2013. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.

Item 1—Business (Continued)

Labor
Our employee count was as follows:

	2015	2014	2013
Full-time employees	117,000	112,000	103,000
Part-time employees	88,000	83,000	81,000
Total employees	205,000	195,000	184,000
Approximately 14,000 employees in a minority of our locations are represented by the International Brotherhood of Teamsters. All remaining employees are non-union. We consider our employee relations to be very good.
Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location and customer service. We compete with warehouse club operations across the U.S. and Mexico (primarily Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and nearly every major metropolitan area has multiple club operations. In addition, we compete on a worldwide basis with global, national and regional wholesalers and retailers, including supermarkets, supercenters, department and specialty stores, gasoline stations, and internet retailers. Competitors such as Wal-Mart, Target, Kroger, and Amazon.com are among our significant general merchandise retail competitors. We also compete with operators selling a single category or narrow range of merchandise, such as Lowe’s, Home Depot, Office Depot, PetSmart, Staples, Kohl’s, Trader Joe’s, Whole Foods, CVS, Walgreens, and Best Buy.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® series of trademarks and our private label brand, Kirkland Signature®. We believe that Kirkland Signature products are premium products offered to our members at prices that are generally lower than those for similar national brand products and that they help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
We rely on trademark and copyright laws, trade secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property rights. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.
Available Information
Our U.S. internet website is www.costco.com. We make available through the Investor Relations section of that site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such materials with, or furnishing such documents to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report filed with or furnished to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.
We have adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation,

Item 1—Business (Continued)

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
Executive Officers of the Registrant
The executive officers of Costco, their position, and ages are listed below. All executive officers have 25 or more years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	63
Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of Costco and has been a director since its inception.	1983	73
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	59
Franz E. Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations from 2006 to September 2012.	2012	68
John D. McKay	Executive Vice President, Chief Operating Officer, Northern Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	58
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development from 2001 until March 2010.	2001	64
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	62
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994, and has been the Chief Diversity Officer since 2010.	1994	63
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label from 1995 to December 2012.	2013	63
Douglas W. Schutt	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Schutt was Executive Vice President, Chief Operating Officer, Northern Division and Midwest Region from 2004 to March 2010.	2004	56
Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest Division and Mexico.	1993	66

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 88% and 85% of net sales and operating income in 2015, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 31% of U.S. net sales in 2015. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: declines in actual or estimated comparable warehouse sales growth rates and expectations; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality products and innovative new products to retain our existing member base and attract new members.
We may be unsuccessful implementing our growth strategy, including expanding our business, both in existing markets and in new markets, which could have an adverse impact on our business, financial condition and results of operations.
Our growth is dependent, in part, on our ability to acquire property and build or lease new warehouses and regional depots. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses and depots, as well as local community actions opposed to the location of our warehouses or depots at specific sites and the adoption of local laws restricting our operations and environmental regulations, may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our warehouses and depots. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new warehouses and depots, which could have a material adverse effect on our future growth and profitability.
We seek to expand our business in existing markets in order to attain a greater overall market share. A new warehouse may draw members away from our existing warehouses and adversely affect comparable warehouse sales performance and member traffic at those existing warehouses.
We intend to continue to open warehouses in new markets. The risks associated with entering a new market include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lack of familiarity with local member preferences, and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that our new warehouses and new online business websites will be profitably deployed and, as a result, our future profitability could be delayed or otherwise materially adversely affected.

Item 1A—Risk Factors (Continued)

Our failure to maintain positive membership loyalty and brand recognition could adversely affect our results of operations.
Membership loyalty and growth are essential to our business model. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Damage to our brands or reputation may negatively impact comparable warehouse sales, diminish member trust, and reduce member renewal rates and, accordingly, net sales and membership fee revenue, negatively impacting our results of operations.
In addition, we sell many products under our private label Kirkland Signature brand. Maintaining consistent product quality, competitive pricing, and availability of our Kirkland Signature products for our members is essential to developing and maintaining member loyalty. These products also generally carry higher margins than national brand products carried in our warehouses and represent a growing portion of our overall sales. If the Kirkland Signature brand experiences a loss of member acceptance or confidence, our sales and gross margin results could be adversely affected.
Disruptions in our depot operations could adversely affect sales and member satisfaction.
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems may result in delays in the delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members.
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
We are currently making, and will continue to make, significant technology investments to improve or replace our information processes and systems that are key to managing our business. Failure to monitor and choose the right investments and implement them at the right pace would be harmful. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process can mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.
If we do not maintain the privacy and security of member-related and other business information, we could damage our reputation with members, incur substantial additional costs, and become subject to litigation.
We receive, retain, and transmit certain personal information about our members and entrust that information to third party business associates, including cloud service providers that perform activities for us. Our online

Item 1A—Risk Factors (Continued)

business, which operates websites in the U.S., Canada, U.K., and Mexico, depends upon the secure transmission of encrypted confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of our business associates that results in our members' information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
The use of data by our business and our business associates is regulated at the national and state or local level in all of our operating countries. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we, or those with whom we share information, fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.
Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result an unauthorized party may obtain access to our data systems and misappropriate business and personal information. In July 2015, we discovered that the company that hosts our online photo center suffered a security breach that compromised information of users of the company's site, including some Costco members. In response, that company implemented new technology with enhanced security features. Additional data security breaches may occur in the future and may, individually or in the aggregate, have a material adverse effect on our business and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.
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
We might sell unsafe products, resulting in illness or injury to our members, harm our reputation, and litigation.
If our merchandise offerings, including food and prepared food products for human consumption, drugs, children's products, pet products, and durable goods, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs, and legal and reputational losses. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other

Item 1A—Risk Factors (Continued)

agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our vendors are generally contractually required to comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long term.
We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources and animal welfare) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on gross margin (net sales less merchandise costs) and operating income.
If we do not successfully develop and maintain a relevant multichannel experience for our members, our results of operations could be adversely impacted.
Multichannel retailing is rapidly evolving and we must keep pace with changing member expectations and new developments by our competitors. Our members, especially younger members, are increasingly using computers, tablets, mobile phones, and other devices to shop. As part of our multichannel strategy, we are making technology investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
Our inability to attract, train and retain highly qualified employees could adversely impact our business, financial condition and results of operations.
Our success depends on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of these contributions could have a material adverse effect on our business. We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1A—Risk Factors (Continued)

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
We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. As these quantities continue to grow, we have no assurances of continued supply, pricing or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Member demands may lead to out-of-stock positions of our merchandise leading to loss of sales and profits.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal, regulatory or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.

Fluctuations in foreign exchange rates may adversely affect our results of operations.

During 2015, our international operations, including Canada, generated 27% and 36% of our net sales and operating income, respectively. Our international operations have accounted for an increasingly larger portion of our warehouses and we plan to continue expanding our international operations. Our operations in

Item 1A—Risk Factors (Continued)

countries other than the U.S. are conducted primarily in the local currencies of those countries. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the results of operations of our international operations from local currencies into U.S. dollars using exchange rates for the current period. As a result of such translations, future fluctuations in currency exchange rates over time that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operating segments and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand our international operations, our exposure to fluctuations in foreign exchange rates may increase.

We may pay for products we purchase for sale in our warehouses around the world with a currency other than the local currency of the country in which the goods will be sold. Currency fluctuations may increase our cost of goods and may not be passed on to members. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
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
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Increased U.S. and foreign government and agency regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs that could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which also could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes, and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs and damage resulting from extreme weather may not be fully insured.
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable warehouse sales growth rates, gross margin, earnings and earnings per share or new warehouse openings could cause the market price of our stock to decline, as could changes in our dividend or stock repurchase policies.

Item 1A—Risk Factors (Continued)

Legal and Regulatory Risks
Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate which could adversely affect our business, financial condition and results of operations.
During 2015, we operated 206 warehouses in eight countries outside of the U.S. and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and greater difficulty in enforcing intellectual property rights.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Accounting principles and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, merchandise inventories, vendor rebates and other vendor consideration, impairment of long-lived assets, self-insurance liabilities, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.
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

Item 1A—Risk Factors (Continued)

severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.
We are involved in a number of legal proceedings and audits and some of these outcomes could adversely affect our business, financial condition and results of operations.
Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines, penalties, and remediation costs. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation (see discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.
Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
Warehouse Properties
At August 30, 2015 we operated 686 membership warehouses:
NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	388	92	480
Canada	78	11	89
Mexico	36	—	36
United Kingdom	21	6	27
Japan	8	15	23
Korea	5	7	12
Taiwan	—	11	11
Australia	5	2	7
Spain	1	—	1
Total	542	144	686
_______________

(1)	95 of the 144 leases are land-leases only, where Costco owns the building.

Item 2—Properties (Continued)

The following schedule shows warehouse openings for the past five fiscal years and expected warehouse openings through December 31, 2015:

Openings by Fiscal Year(1)	United States	Canada	Other International	Total	Total Warehouses in Operation
2011 and prior	429	82	81	592	592
2012	10	—	6	16	608
2013	12	3	11	26	634
2014	17	3	9	29	663
2015	12	1	10	23	686
2016 (expected through 12/31/2015)	7	1	3	11	697
Total	487	90	120	697
_______________

(1)	Net of closings and relocations.
At the end of 2015, our warehouses contained approximately 98.7 million square feet of operating floor space: 69.9 million in the U.S.; 12.3 million in Canada; and 16.5 million in Other International locations. Additionally, we operate regional depots for the consolidation and distribution of most merchandise shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses, which includes our online business. We operate 23 depots consisting of approximately 9.3 million square feet. Our executive offices are located in Issaquah, Washington, and we operate 18 regional offices in the U.S., Canada and Other International locations.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 5, 2015, we had 8,527 stockholders of record. The following table shows the quarterly high and low closing sale prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock.

	Price Range		Cash Dividends Declared
	High	Low
2015:
Fourth Quarter	$146.89	$132.71	$0.400
Third Quarter	153.14	143.05	0.400
Second Quarter	155.92	137.31	5.355	(1)
First Quarter	140.01	121.35	0.355
2014:
Fourth Quarter	121.62	113.87	0.355
Third Quarter	116.80	110.65	0.355
Second Quarter	125.43	110.18	0.310
First Quarter	125.21	111.50	0.310
_______________

(1)	The amount shown includes a special cash dividend of $5.00 per share.
Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends are our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the 16-week fourth quarter of fiscal 2015 (dollars in millions, except per share data):

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
May 11, 2015—June 7, 2015	420,000	$143.32	420,000	$3,898
June 8, 2015—July 5, 2015	508,000	138.39	508,000	$3,828
July 6, 2015—August 2, 2015	435,000	143.08	435,000	$3,766
August 3, 2015—August 30, 2015	473,000	142.51	473,000	$3,699
Total fourth quarter	1,836,000	$141.69	1,836,000
_______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2015, which expires in April 2019.

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share data)

	Aug. 30, 2015	Aug. 31, 2014	Sept. 1, 2013	Sept. 2, 2012	Aug. 28, 2011
As of and for the year ended	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$113,666	$110,212	$102,870	$97,062	$87,048
Membership fees	2,533	2,428	2,286	2,075	1,867
Gross margin(1) as a percentage of net sales	11.09%	10.66%	10.62%	10.55%	10.69%
Selling, general and administrative expenses as a percentage of net sales	10.07%	9.89%	9.82%	9.81%	9.98%
Operating income	$3,624	$3,220	$3,053	$2,759	$2,439
Net income attributable to Costco(2)	2,377	2,058	2,039	1,709	1,462
Net income per diluted common share attributable to Costco	5.37	4.65	4.63	3.89	3.30
Cash dividends declared per common share	6.51	1.33	8.17	1.03	0.89
Increase in comparable warehouse sales(3)
United States	3%	5%	6%	7%	7%
Canada	(5)%	2%	9%	8%	14%
Other International	(3)%	3%	1%	3%	20%
Total Company	1%	4%	6%	7%	10%
Increase in Total Company comparable warehouse sales excluding the impact of changes in foreign currency and gasoline prices	7%	6%	6%	6%	6%
BALANCE SHEET DATA
Net property and equipment	$15,401	$14,830	$13,881	$12,961	$12,432
Total assets	33,440	33,024	30,283	27,140	26,761
Long-term debt, excluding current portion	4,864	5,093	4,998	1,381	1,253
Costco stockholders’ equity	$10,617	$12,303	$10,833	$12,361	$12,002
WAREHOUSE INFORMATION
Warehouses in Operation
Beginning of year	663	634	608	592	572
Opened(4)	26	30	26	17	24
Closed(4)	(3)	(1)	0	(1)	(4)
End of year	686	663	634	608	592
MEMBERSHIP INFORMATION
Total paid members (000's)	44,600	42,000	39,000	36,900	35,300
_______________

(1)	Net sales less merchandise costs.

(2)
Includes 50% of the results of Costco Mexico's operations in fiscal 2011, and in 2012 prior to the July acquisition of our former joint venture partner's 50% equity interest. The remainder of fiscal 2012 and thereafter include 100% of Costco Mexico's results of operations.

(3)	Includes net sales from warehouses and websites operating for more than one year. For fiscal 2013 and 2012, the prior year includes the comparable 52 and 53 weeks, respectively.

(4)	Includes warehouse relocations and closures.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)
OVERVIEW
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our online business growth both domestically and internationally has also increased our sales.
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase penetration of our Executive members, and sustain high renewal rates, materially influences our profitability.
Our financial performance depends heavily on our ability to control costs. While we believe that we have achieved successes in this area historically, some significant costs are partially outside our control, most particularly health care and utility expenses. With respect to expenses relating to the compensation of our

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

employees, our philosophy is not to seek to minimize the wages and benefits that they earn. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the income statement, particularly gross margin and selling, general and administrative expenses, can have substantial impacts on net income.
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the consolidated financial statements included in Item 8 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less or no direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business in the U.S., Canada, Australia, U.K., and Japan.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period's currency exchange rates and the comparable prior-year period's currency exchange rates. We also refer to the impact of changes in gasoline prices on our net sales. This impact is calculated based on the difference between the current period's average gasoline price per gallon sold and the comparable prior-year period's average gasoline price per gallon sold.
Our fiscal year ends on the Sunday closest to August 31. Fiscal years 2015, 2014 and 2013 were 52-week fiscal years ending on August 30, 2015, August 31, 2014 and September 1, 2013, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for fiscal year 2015 included:

•	We opened 23 net new warehouses in 2015, 12 in the U.S., one in Canada, and 10 in our Other International segment, compared to 29 net new warehouses in 2014;

•
Net sales increased 3% to $113,666, driven by sales at new warehouses opened in 2014 and 2015, and a 1% increase in comparable sales. Net and comparable sales results were negatively impacted by changes in all foreign currencies relative to the U.S. dollar and decreases in the price of gasoline;

•
Membership fee revenue increased 4% to $2,533, primarily due to membership sign-ups at existing and new warehouses and executive membership upgrades, partially offset by the negative impact of changes in all foreign currencies relative to the U.S. dollar;

•	Gross margin as a percentage of net sales increased 43 basis points, primarily from the impact of gasoline price deflation on net sales as well as higher gross margins in our gasoline business;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 18 basis points;

•
Net income increased to $2,377, or $5.37 per diluted share compared to $2,058, or $4.65 per diluted share in 2014. The current year results were positively impacted by a $57 tax benefit, or $0.13 per diluted share, in connection with the special cash dividend paid to the Company's 401(k) Plan participants;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.28, primarily due to changes in the Canadian dollar;

•	In February 2015, we issued $1,000 in aggregate principal amount of Senior Notes, which partially funded a special cash dividend of $5.00 per share paid in February 2015 (approximately $2,201); and

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.355 to $0.40 per share in April 2015.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

RESULTS OF OPERATIONS
Net Sales

	2015	2014	2013
Net Sales	$113,666	$110,212	$102,870
Increases in net sales:
U.S.	5%	7%	5%
Canada	(3)%	5%	9%
Other International	2%	14%	7%
Total Company	3%	7%	6%
Increases in comparable warehouse sales:
U.S.	3%	5%	6%
Canada	(5)%	2%	9%
Other International	(3)%	3%	1%
Total Company	1%	4%	6%
Increases in comparable warehouse sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	6%	5%	6%
Canada	8%	9%	9%
Other International	6%	4%	2%
Total Company	7%	6%	6%
2015 vs. 2014
Net Sales
Net sales increased $3,454 or 3% during 2015. This was attributable to sales at new warehouses opened in 2014 and 2015 and a 1% increase in comparable warehouse sales. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $3,344, or 303 basis points, compared to 2014. The negative impact was attributable to all foreign countries in which we operate, predominantly Canada of $2,027, Mexico of $385, and Japan of $368. Changes in gasoline prices negatively impacted net sales by approximately $2,902, or 263 basis points, due to a 22% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 1% during 2015 and was positively impacted by an increase in shopping frequency partially offset by a decrease in the average ticket. The average ticket and comparable sales results were negatively impacted by changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

2014 vs. 2013
Net Sales
Net sales increased $7,342 or 7% during 2014. This was attributable to a 4% increase in comparable warehouse sales, and sales at warehouses opened in 2013 and 2014. Changes in foreign currencies negatively impacted net sales by approximately $1,336, or 130 basis points, compared to 2013. The negative impact was primarily due to the Canadian dollar of approximately $1,140 and the Japanese yen of approximately $311. Changes in gasoline prices negatively impacted net sales by approximately $364, or 35 basis points, due to a 3% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 4% during 2014 and were primarily impacted by an increase in shopping frequency. Changes in foreign currencies relative to the U.S. dollar and gasoline prices negatively impacted comparable sales results, including the average ticket during 2014. The increase in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations), primarily in our Other International operations.
Membership Fees

	2015	2014	2013
Membership fees	$2,533	$2,428	$2,286
Membership fees increase	4%	6%	10%
Membership fees as a percentage of net sales	2.23%	2.20%	2.22%
2015 vs. 2014
Membership fees increased 4% in 2015. This increase was primarily due to membership sign-ups at existing and new warehouses and increased number of upgrades to our higher-fee Executive Membership program. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $76 in 2015. Our member renewal rates are currently 91% in the U.S. and Canada and 88% worldwide.
2014 vs. 2013
Membership fees increased 6% in 2014. This increase was primarily due to membership sign-ups at existing and new warehouses and increased number of upgrades to our higher-fee Executive Membership program. The raising of our membership fees in fiscal 2012 positively impacted 2014 and 2013 by $9 and $119, respectively. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $35 in 2014.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Gross Margin

	2015	2014	2013
Net sales	$113,666	$110,212	$102,870
Less merchandise costs	101,065	98,458	91,948
Gross margin	$12,601	$11,754	$10,922
Gross margin as a percentage of net sales	11.09%	10.66%	10.62%
2015 vs. 2014
During 2015, the gross margin of our combined core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased five basis points, primarily due to increases in softlines and food and sundries, partially offset by a decrease in fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Our gross margin percentage increased 43 basis points compared to 2014 and most of the improvement was derived from the impact of gasoline price deflation on net sales. Excluding this impact, gross margin as a percentage of adjusted net sales was 10.81%, an increase of 15 basis points from the prior year. This increase is predominantly due to: an increase in our warehouse ancillary and other business gross margin of 23 basis points, due primarily to our gasoline business; partially offset by a negative contribution from core merchandise categories of 12 basis points, as a result of a decrease in their sales penetration. A LIFO benefit in 2015 compared to a charge in 2014 positively contributed five basis points. The LIFO benefit resulted largely from lower costs for gasoline. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $359 in 2015.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales (segment gross margin percentage), increased in our U.S. operations, primarily due to our gasoline business, food and sundries merchandise category and the LIFO benefit discussed above. The segment gross margin percentage in our Canadian operations decreased, primarily in hardlines and softlines. The segment gross margin percentage in our Other International operations decreased, primarily in food and sundries.
2014 vs. 2013
During 2014, the gross margin of our combined core merchandise categories, when expressed as a percentage of core merchandise sales, increased seven basis points, primarily due to increases in our softlines and food and sundries categories, partially offset by a decrease in hardlines. Fresh foods also had a positive impact as a result of higher sales penetration.
Our gross margin percentage increased four basis points compared to 2013 and most of the improvement was derived from the impact of gasoline price deflation on net sales. Excluding this impact, gross margin as a percentage of adjusted net sales was 10.63%, an increase of one basis point from the prior year. This increase is predominantly due to warehouse ancillary and other business gross margin of six basis points, which was largely offset by five basis points due to a LIFO charge in 2014 compared to a benefit in 2013. The LIFO charge resulted from higher costs for our merchandise inventories, primarily our foods and fresh foods categories. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $151 in 2014.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales, increased in our U.S. operations, primarily due to our softlines and food and sundries categories, partially offset by a decrease in hardlines and the LIFO charge discussed above. The segment gross margin percentage in our Canadian operations decreased, primarily due to decreases in hardlines and food and sundries, partially offset by an increase in fresh foods. The segment gross margin percentage in our Other International operations increased, primarily due to fresh foods.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Selling, General and Administrative Expenses

	2015	2014	2013
SG&A expenses	$11,445	$10,899	$10,104
SG&A expenses as a percentage of net sales	10.07%	9.89%	9.82%
2015 vs. 2014
SG&A expenses as a percentage of net sales increased 18 basis points, mostly due to the negative impact of gasoline price deflation on net sales. Excluding this impact, SG&A expenses as a percentage of adjusted net sales were 9.82%, an improvement of seven basis points. This was due to lower warehouse operating costs of 16 basis points, primarily from improvements in payroll expenses in our core business as a result of leveraging increased sales. This improvement was partially offset by higher central operating costs of five basis points, predominantly due to increased depreciation and service contract costs associated with our information systems modernization projects that were placed into service during the year, primarily incurred by our U.S. operations. Our investment in modernizing our information systems is ongoing. Higher stock compensation expense also negatively impacted our SG&A expenses by four basis points, due to an appreciation in the trading price of our stock at the time of grant. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $282 in 2015.
2014 vs. 2013
SG&A expenses as a percentage of net sales increased seven basis points. Excluding the effect of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 9.86%, an increase of four basis points. This increase was largely due to an increase in central operating costs of three basis points primarily due to continued investment in modernizing our information systems, primarily incurred by our U.S. operations. Stock compensation expense was also higher by two basis points due to accelerated vesting for long service and appreciation in the trading price of our stock at the time of grant, despite a 14% reduction in the average number of restricted stock units (RSUs) granted to each participant. Warehouse operating costs were lower by one basis point, primarily resulting from improvements in payroll in our Canadian operations as a result of leveraging increased sales, partially offset by increases in employee benefit costs, primarily health care, in our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by $119 in 2014.
Preopening Expenses

	2015	2014	2013
Preopening expenses	$65	$63	$51
Warehouse openings, including relocations
United States (1)	14	17	12
Canada	1	3	3
Other International(2)	11	10	11
Total warehouse openings, including relocations	26	30	26
 _______________

(1)	Includes one relocation and the conversion of an existing warehouse to a business center in 2015.

(2)	Includes one relocation in 2015.
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

Interest Expense

	2015	2014	2013
Interest expense	$124	$113	$99
Interest expense in 2015 primarily relates to $1,100 of 5.5% Senior Notes issued in fiscal 2007, $3,500 of Senior Notes issued in December 2012, and $1,000 of Senior Notes issued in February 2015 (described in further detail under the heading “Cash Flows from Financing Activities” and in Note 4 to the consolidated financial statements included in Item 8 of this Report).
Interest Income and Other, Net

	2015	2014	2013
Interest income	$50	$52	$44
Foreign-currency transaction gains, net	47	26	39
Other, net	7	12	14
Interest income and other, net	$104	$90	$97
2015 vs. 2014
The increase in net foreign-currency transaction gains was primarily attributable to favorable mark-to-market adjustments for forward foreign exchange contracts compared to the prior year. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report. The increase was also attributable to net gains on the revaluation or settlement of monetary assets and liabilities during the year.
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
Provision for Income Taxes

	2015	2014	2013
Provision for income taxes	$1,195	$1,109	$990
Effective tax rate	33.2%	34.7%	32.4%
Our provision for income taxes in 2015 and 2013 were favorably impacted by net tax benefits of $68 and $77, respectively, primarily due to tax benefits recorded in connection with special cash dividends paid to employees through our 401(K) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes. There was no similar special cash dividend in 2014.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2015	2014	2013
Net cash provided by operating activities	$4,285	$3,984	$3,437
Net cash used in investing activities	(2,480)	(2,093)	(2,251)
Net cash (used in) provided by financing activities	(2,324)	(786)	44
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investment balances. Cash and cash equivalents and short-term investments were $6,419 and $7,315 at the end of 2015 and 2014, respectively. Of these balances, approximately $1,243 and $1,383 at the end of 2015 and 2014, respectively, represented debit and credit card receivables, primarily related to sales in the last week of our fiscal year. Cash and cash equivalents were negatively impacted by changes in exchange rates by $418 and $11, respectively.
We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings if repatriated would not result in a deferred tax liability. This includes the remaining undistributed earnings of our Canadian operations that management maintains are indefinitely reinvested, or could be repatriated without resulting in a deferred tax liability. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.
During 2015, we repatriated a portion of the earnings in our Canadian operations that in 2014 were no longer considered indefinitely reinvested. In the fourth quarter of 2015, we changed our position regarding an additional portion of the undistributed earnings of our Canadian operations, which are no longer considered indefinitely reinvested. Current exchange rates compared to historical rates when these earnings were generated resulted in an immaterial U.S. tax benefit, which was recorded at the end of 2015.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,196 at August 30, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $4,285 in 2015 compared to $3,984 in 2014. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes. The increase in net cash provided by operating activities for 2015 when compared to 2014 was primarily due to stronger earnings.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,480 in 2015 compared to $2,093 in 2014. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 23 new warehouses, relocated two warehouses, and converted an existing warehouse to a business center in 2015 and plan to open up to 32 new warehouses in 2016 and relocate up to five

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

warehouses. Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In 2015 we spent $2,393 on capital expenditures, and it is our current intention to spend approximately $2,800 to $3,000 during fiscal 2016. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,324 in 2015 compared to $786 in 2014. The primary uses of cash in 2015 were dividend payments of $2,865, which includes a $5.00 per share special cash dividend, repurchases of common stock, and payment of withholding taxes on stock-based awards. Net cash used in financing activities was partially offset by the issuance of $1,000 in Senior Notes.
In February 2015, we issued $1,000 in aggregate principal amount of Senior Notes as follows: $500 of 1.75% Senior Notes due February 15, 2020, and $500 of 2.25% Senior Notes due February 15, 2022. The proceeds were used to pay a portion of the special cash dividend on February 27, 2015.
Stock Repurchase Programs
In April 2015, our Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in April 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528. During 2015 and 2014, we repurchased 3,456,000 and 2,915,000 shares of common stock, at an average price of $142.87 and $114.45, totaling approximately $494 and $334, respectively. The remaining amount available to be purchased under our approved plan was $3,699 at the end of 2015. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our cash dividends paid in 2015 totaled $6.51 per share, as compared to $1.33 per share in 2014. In April 2015, our Board of Directors increased our quarterly cash dividend from $0.355 to $0.40 per share. Additionally, in 2015, our Board of Directors declared and paid a special cash dividend of $5.00 per share, totaling approximately $2,201.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 30, 2015, we had borrowing capacity within these facilities of $407, of which $337 was maintained by our international operations. Of the $337, $153 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2015 and 2014.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $149. The outstanding commitments under these facilities at the end of 2015 totaled $90, including $89 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Contractual Obligations
As of August 30, 2015, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2016	2017 to 2018	2019 to 2020	2021 and thereafter	Total
Long-term debt(1)	$1,407	$2,449	$1,855	$834	$6,545
Purchase obligations (merchandise)(2)	6,424	5	—	—	6,429
Operating leases (3)	187	359	321	2,097	2,964
Construction and land obligations	744	43	10	—	797
Capital lease obligations(4)	24	48	47	452	571
Purchase obligations (equipment, services and other)(5)	326	38	11	5	380
Other(6)	18	29	8	58	113
Total	$9,130	$2,971	$2,252	$3,446	$17,799
_______________

(1)	Includes contractual interest payments.

(2)	Includes only open merchandise purchase orders.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $131 to reflect sub-lease income.

(4)	Includes build-to-suit lease obligations and contractual interest payments.

(5)
The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)
Includes $54 in asset retirement obligations, and $54 in deferred compensation obligations. The total amount excludes $103 of non-current unrecognized tax contingencies and $22 of other obligations due to uncertainty regarding the timing of future cash payments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that in the opinion of management have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments including those related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on assumptions that we believe to be reasonable and we continue to review and evaluate these statements. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Revenue Recognition
We generally recognize sales, which include shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When we collect payment from customers prior to the transfer of ownership of merchandise or the performance of services, the amount is generally recorded as deferred sales in the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends and reduce sales and merchandise costs

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

accordingly. Our sales returns reserve is based on an estimate of the net realizable value of merchandise inventories to be returned. Amounts collected from members for sales and value added taxes are recorded on a net basis.
We evaluate whether it is appropriate to record the gross amount of merchandise sales and related costs or a net amount. Generally, when we are the primary obligor, subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record a net amount, which is reflected in net sales. We record related shipping fees on a gross basis.
We account for membership fee revenue, net of refunds, on a deferred basis, whereby revenue is recognized ratably over one-year. Our Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $750 per year), which can be redeemed only at Costco warehouses. We account for this reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances occur that may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. Our judgments are based on existing market and operational conditions. Future events could cause us to conclude that impairment factors exist, requiring a downward adjustment of these assets to their then-current fair value.
Insurance/Self-Insurance Liabilities
We use a combination of insurance and self-insurance mechanisms, including for certain risks, a wholly-owned captive insurance subsidiary and participation in a reinsurance program, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
Income Taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits associated with uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the positions will withstand challenge from tax authorities. Additionally, certain of our cumulative foreign undistributed earnings are considered indefinitely reinvested. These earnings would be subject to U.S. income tax if we changed our position and could result in a U.S. deferred tax liability. When facts and circumstances change, we reassess these positions and record any changes in the consolidated financial statements as appropriate.
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
We performed a sensitivity analysis to determine the impact that a 100 basis-point change in interest rates would have on the value of our investment portfolio. At the end of 2015, the incremental change in the fair market value was $27. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.
The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions, and other factors. As of the end of 2015, the majority of our long-term debt is fixed rate Senior Notes, carried at $5,596. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency-Exchange Risk
Our foreign subsidiaries conduct certain transactions in their non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (amounts in millions)(Continued)

to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.
While we seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships, there can be no assurance that this practice is effective. These contracts are limited to less than one year in duration. See Note 1 and Note 3 to the consolidated financial statements included in Item 8 of this Report for additional information on the fair value of unsettled forward foreign-exchange contracts at the end of 2015 and 2014. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 30, 2015 would have decreased the fair value of the contracts by $88 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
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
Item 8—Financial Statements and Supplementary Data
The following documents are filed as part of Part II, Item 8 of this Report on the pages listed below:
Management’s Report on the Consolidated Financial Statements
Costco’s management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and necessarily include certain amounts that are based on estimates and informed judgments. The Company’s management is also responsible for the preparation of the related financial information included in this Annual Report on Form 10-K and its accuracy and consistency with the consolidated financial statements.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended August 30, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 30, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2015. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director

Item 9B—Other Information
On February 27, 2015, we entered into a Co-Branded Credit Card Program Agreement (the “Program Agreement”) with Citibank, N.A. (“Citi”). Under the terms of the Program Agreement, Citi would become the exclusive issuer of our co-branded credit cards to new and existing members of the Company and Visa U.S.A. Inc. would replace American Express as the credit card network for Costco in the United States and Puerto Rico. Our current expectation is that Citi will purchase the current co-branded credit card portfolio from American Express by April 1, 2016 and begin issuing Visa cards by the summer of 2016. We would receive various forms of consideration under the Program Agreement. The initial term of the Program Agreement is ten years.
The most significant expected revenue provided to Costco from Citi under the co-brand credit card program is the percentage or royalty on "external spend," purchases made with the co-branded card other than from Costco. That percentage will vary based primarily on the amount of external spend over the term of the program. Costco's royalty revenue will also be impacted by the nature and extent of the loyalty rewards to be provided to cardholders under the program, primarily by Citi but also partially by Costco under certain circumstances. The amount and character of the loyalty rewards have yet to be determined and may be adjusted over the term of the program.
The next most significant expected benefit to Costco is the reduction in the base discount rate—the fee Costco is charged for accepting the co-branded credit card. Costco's cost of acceptance of the co-branded credit card will be lower than the cost that Costco bears currently.
The loyalty rewards earned by co-branded cardholders are expected to be in the form of certificates redeemable at Costco, for cash or merchandise. Based on prior experience, Costco expects that most cardholders will redeem the certificates for merchandise, resulting in a benefit to net sales and gross margin on those transactions.
Costco will also receive benefits from Citi in the form of a bounty on new credit card accounts Costco sources, assistance in increasing membership, marketing assistance, staff support, and potentially a share of any profits of the program.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2016 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
See the listing of Financial Statements included as a part of this Form 10-K in Item 8 of Part II.
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
October 13, 2015

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ W. CRAIG JELINEK	October 13, 2015
W. Craig Jelinek President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 13, 2015
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD A. GALANTI	October 13, 2015
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 13, 2015
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	October 13, 2015
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 13, 2015
Daniel J. Evans Director

By	/s/ HAMILTON E. JAMES	October 13, 2015
Hamilton E. James Director

By	/s/ RICHARD M. LIBENSON	October 13, 2015
Richard M. Libenson Director

By	/s/ JOHN W. MEISENBACH	October 13, 2015
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	October 13, 2015
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 13, 2015
Jeffrey S. Raikes Director

By	/S/ JILL S. RUCKELSHAUS	October 13, 2015
Jill S. Ruckelshaus Director

By	/S/ JAMES D. SINEGAL	October 13, 2015
James D. Sinegal Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 30, 2015 and August 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 30, 2015, August 31, 2014, and September 1, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costco Wholesale Corporation and subsidiaries as of August 30, 2015 and August 31, 2014, and the results of their operations and their cash flows for the 52-week periods ended August 30, 2015, August 31, 2014 and September 1, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Costco Wholesale Corporation’s internal control over financial reporting as of August 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
October 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s internal control over financial reporting as of August 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 30, 2015 and August 31, 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the 52-week periods ended August 30, 2015, August 31, 2014 and September 1, 2013, and our report dated October 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
October 13, 2015

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 30, 2015	August 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,801	$5,738
Short-term investments	1,618	1,577
Receivables, net	1,224	1,148
Merchandise inventories	8,908	8,456
Deferred income taxes and other current assets	748	669
Total current assets	17,299	17,588
PROPERTY AND EQUIPMENT
Land	4,961	4,716
Buildings and improvements	12,618	12,522
Equipment and fixtures	5,274	4,845
Construction in progress	811	592
	23,664	22,675
Less accumulated depreciation and amortization	(8,263)	(7,845)
Net property and equipment	15,401	14,830
OTHER ASSETS	740	606
TOTAL ASSETS	$33,440	$33,024
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$9,011	$8,491
Current portion of long-term debt	1,283	0
Accrued salaries and benefits	2,468	2,231
Accrued member rewards	813	773
Deferred membership fees	1,269	1,254
Other current liabilities	1,696	1,663
Total current liabilities	16,540	14,412
LONG-TERM DEBT, excluding current portion	4,864	5,093
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,193	1,004
Total liabilities	22,597	20,509
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 437,952,000 and 437,683,000 shares issued and outstanding	2	2
Additional paid-in capital	5,218	4,919
Accumulated other comprehensive loss	(1,121)	(76)
Retained earnings	6,518	7,458
Total Costco stockholders’ equity	10,617	12,303
Noncontrolling interests	226	212
Total equity	10,843	12,515
TOTAL LIABILITIES AND EQUITY	$33,440	$33,024

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 30, 2015	August 31, 2014	September 1, 2013
REVENUE
Net sales	$113,666	$110,212	$102,870
Membership fees	2,533	2,428	2,286
Total revenue	116,199	112,640	105,156
OPERATING EXPENSES
Merchandise costs	101,065	98,458	91,948
Selling, general and administrative	11,445	10,899	10,104
Preopening expenses	65	63	51
Operating income	3,624	3,220	3,053
OTHER INCOME (EXPENSE)
Interest expense	(124)	(113)	(99)
Interest income and other, net	104	90	97
INCOME BEFORE INCOME TAXES	3,604	3,197	3,051
Provision for income taxes	1,195	1,109	990
Net income including noncontrolling interests	2,409	2,088	2,061
Net income attributable to noncontrolling interests	(32)	(30)	(22)
NET INCOME ATTRIBUTABLE TO COSTCO	$2,377	$2,058	$2,039
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$5.41	$4.69	$4.68
Diluted	$5.37	$4.65	$4.63
Shares used in calculation (000’s)
Basic	439,455	438,693	435,741
Diluted	442,716	442,485	440,512
CASH DIVIDENDS DECLARED PER COMMON SHARE	$6.51	$1.33	$8.17

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 30, 2015	August 31, 2014	September 1, 2013
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$2,409	$2,088	$2,061
Foreign-currency translation adjustment and other, net	(1,063)	49	(278)
Comprehensive income	1,346	2,137	1,783
Less: Comprehensive income attributable to noncontrolling interests	14	33	22
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,332	$2,104	$1,761

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 2, 2012	432,350	$2	$4,369	$156	$7,834	$12,361	$157	$12,518
Net income	—	—	—	—	2,039	2,039	22	2,061
Foreign-currency translation adjustment and other, net	—	—	—	(278)	—	(278)	—	(278)
Stock-based compensation	—	—	285	—	—	285	—	285
Stock options exercised, including tax effects	1,435	—	75	—	—	75	—	75
Release of vested restricted stock units (RSUs), including tax effects	2,609	—	(85)	—	—	(85)	—	(85)
Conversion of convertible notes	802	—	30	—	—	30	—	30
Repurchases of common stock	(357)	—	(4)	—	(30)	(34)	—	(34)
Cash dividends declared	—	—	—	—	(3,560)	(3,560)	—	(3,560)
BALANCE AT SEPTEMBER 1, 2013	436,839	2	4,670	(122)	6,283	10,833	179	11,012
Net income	—	—	—	—	2,058	2,058	30	2,088
Foreign-currency translation adjustment and other, net	—	—	—	46	—	46	3	49
Stock-based compensation	—	—	327	—	—	327	—	327
Stock options exercised, including tax effects	971	—	58	—	—	58	—	58
Release of vested RSUs, including tax effects	2,770	—	(102)	—	—	(102)	—	(102)
Conversion of convertible notes	18	—	1	—	—	1	—	1
Repurchases of common stock	(2,915)	—	(35)	—	(299)	(334)	—	(334)
Cash dividends declared	—	—	—	—	(584)	(584)	—	(584)
BALANCE AT AUGUST 31, 2014	437,683	2	4,919	(76)	7,458	12,303	212	12,515
Net income	—	—	—	—	2,377	2,377	32	2,409
Foreign-currency translation adjustment and other, net	—	—	—	(1,045)	—	(1,045)	(18)	(1,063)
Stock-based compensation	—	—	394	—	—	394	—	394
Stock options exercised, including tax effects	989	—	69	—	—	69	—	69
Release of vested RSUs, including tax effects	2,736	—	(122)	—	—	(122)	—	(122)
Repurchases of common stock	(3,456)	—	(42)	—	(452)	(494)	—	(494)
Cash dividends declared	—	—	—	—	(2,865)	(2,865)	—	(2,865)
BALANCE AT AUGUST 30, 2015	437,952	$2	$5,218	$(1,121)	$6,518	$10,617	$226	$10,843

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 30, 2015	August 31, 2014	September 1, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,409	$2,088	$2,061
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,127	1,029	946
Stock-based compensation	394	327	285
Excess tax benefits on stock-based awards	(86)	(84)	(61)
Other non-cash operating activities, net	(5)	22	(7)
Deferred income taxes	(101)	(63)	7
Changes in operating assets and liabilities:
Increase in merchandise inventories	(890)	(563)	(898)
Increase in accounts payable	880	529	718
Other operating assets and liabilities, net	557	699	386
Net cash provided by operating activities	4,285	3,984	3,437
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,501)	(2,503)	(2,572)
Maturities and sales of short-term investments	1,434	2,406	2,385
Additions to property and equipment	(2,393)	(1,993)	(2,083)
Other investing activities, net	(20)	(3)	19
Net cash used in investing activities	(2,480)	(2,093)	(2,251)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(45)	96	(70)
Repayments of short-term borrowings	(51)	(103)	(287)
Proceeds from short-term borrowings	51	68	326
Proceeds from issuance of long-term debt	1,125	117	3,717
Minimum tax withholdings on stock-based awards	(178)	(164)	(121)
Excess tax benefits on stock-based awards	86	84	61
Repurchases of common stock	(481)	(334)	(36)
Cash dividend payments	(2,865)	(584)	(3,560)
Other financing activities, net	34	34	14
Net cash (used in) provided by financing activities	(2,324)	(786)	44
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(418)	(11)	(114)
Net (decrease) increase in cash and cash equivalents	(937)	1,094	1,116
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	5,738	4,644	3,528
CASH AND CASH EQUIVALENTS END OF YEAR	$4,801	$5,738	$4,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $14, $11 and $12, interest capitalized in 2015, 2014 and 2013, respectively)	$117	$109	$86
Income taxes, net	$1,186	$869	$1,001
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under build-to-suit and capital leases	$109	$0	$11

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 30, 2015, Costco operated 686 warehouses worldwide: 480 United States (U.S.) locations (in 43 U.S. states, Washington, D.C., and Puerto Rico), 89 Canada locations, 36 Mexico locations, 27 United Kingdom (U.K.) locations, 23 Japan locations, 12 Korea locations, 11 Taiwan locations, 7 Australia locations, and 1 Spain location. The Company's online business operates websites in the U.S., Canada, U.K., and Mexico.
Basis of Presentation
The consolidated financial statements include the accounts of Costco Wholesale Corporation, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to noncontrolling interests in its operations in Taiwan and Korea. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2015, 2014, and 2013 relate to the 52-week fiscal years ended August 30, 2015, August 31, 2014, and September 1, 2013, respectively.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to one week. Credit and debit card receivables were $1,243 and $1,383 at the end of 2015 and 2014, respectively.
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
The Company’s valuation techniques used to measure the fair value of money market mutual funds are based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Valuation methodologies used to measure the fair value of all other non-derivative financial instruments are based on independent external valuation information. The pricing process uses data from a variety of independent external valuation information providers, including trades, bid price or spread, two-sided markets, quotes, benchmark curves including but not limited to treasury benchmarks and Libor and swap curves, discount rates, and market data feeds. All are observable in the market or can be derived principally from or corroborated by observable market data. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred.
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Receivables, Net
Receivables consist of the following at the end of 2015 and 2014:

	2015	2014
Vendor receivables	$729	$704
Reinsurance receivables	273	253
Third-party pharmacy receivables	103	87
Other receivables, net	119	104
Receivables, net	$1,224	$1,148
Vendor receivables include volume rebates or other purchase discounts. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The balance primarily represents amounts ceded through reinsurance arrangements and are reflected on a gross basis, separate from the amounts assumed under reinsurance, which are presented on a gross basis within other current liabilities in the consolidated balance sheets. Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. The allowance is based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2015, 2014, and 2013.
Merchandise Inventories
Merchandise inventories consist of the following at the end of 2015 and 2014:

	2015	2014
United States	$6,427	$5,952
Foreign	2,481	2,504
Merchandise inventories	$8,908	$8,456
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
Due to net deflationary trends, a benefit of $27 was recorded to merchandise costs in both 2015 and 2013. Due to net inflationary trends in 2014, a charge of $28 was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories. At the end of 2015 and 2014, the cumulative impact of the LIFO valuation on merchandise inventories was $82 and $109, respectively.
The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales, using estimates based on the Company’s experience. The provision is adjusted periodically to reflect actual physical inventory counts, which generally occur in the second and fourth fiscal quarters. Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided that they are probable and reasonably estimable.

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
The Company capitalizes certain computer software and software development costs incurred in developing or obtaining computer software for internal use. These costs are included in equipment and fixtures and amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2015 and 2014 were immaterial.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. Impairment charges, included in selling, general and administrative expenses in the consolidated statements of income, in 2015, 2014, and 2013 were immaterial.
Accounts Payable
The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2015 and 2014 are $538 and $588, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.
Insurance/Self-Insurance Liabilities
The Company uses a combination of insurance and self-insurance mechanisms, including for certain risks a wholly-owned captive insurance subsidiary and participation in a reinsurance program, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2015 and 2014, these insurance liabilities were $993 and $815 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
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
Other Current Liabilities
Other current liabilities consist of the following at the end of 2015 and 2014:

	2015	2014
Accrued sales, income, and other taxes	$491	$578
Insurance-related liabilities	396	371
Deferred sales	299	250
Cash card liability	201	173
Returns reserve	124	122
Other	185	169
Other current liabilities	$1,696	$1,663
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $889 and $585 at the end of 2015 and 2014, respectively. While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2015 and 2014.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts was a net gain of $12 for 2015, and immaterial for 2014 and 2013.
The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed- and variable-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for purchases of fuel for its gas stations. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and thus require no mark-to-market adjustment.
Foreign Currency
The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

exchange rate on the balance sheet date. Translation adjustments are recorded in accumulated other comprehensive income (loss). Revenues and expenses of the Company’s consolidated foreign operations are translated at average exchange rates prevailing during the year.
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in net gains of $35, $25, and $37 for 2015, 2014, and 2013, respectively.
Revenue Recognition
The Company generally recognizes sales, which include shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities in the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The sales returns reserve is based on an estimate of the net realizable value of merchandise inventories to be returned. Amounts collected from members for sales or value added taxes are recorded on a net basis.
The Company evaluates whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned. Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue is recorded on a gross basis. If the Company is not the primary obligor and does not possess other indicators of gross reporting as noted above, it records the net amounts earned, which is reflected in net sales. The Company records related shipping fees on a gross basis.
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. The Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $750 per year), which can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability (classified as accrued member rewards in the consolidated balance sheets) are computed after giving effect to the estimated impact of non-redemptions based on historical data. The net reduction in sales was $1,128, $1,051, and $970 in 2015, 2014, and 2013, respectively.
Merchandise Costs
Merchandise costs consist of the purchase price of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities on production equipment in fresh foods and certain ancillary departments.
Vendor Consideration
The Company has agreements with vendors to receive funds for volume rebates, certain ongoing programs, and other vendor consideration. Volume rebates or other purchase discounts are evidenced by signed agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.
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
Retirement Plans
The Company's 401(k) Retirement Plan is available to all U.S. employees who have completed 90 days of employment. The plan allows pre-tax deferrals, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's salary. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $454, $436, and $409 for 2015, 2014, and 2013, respectively, and are included in selling, general and administrative expenses and merchandise costs in the accompanying consolidated statements of income.
Stock-Based Compensation
Restricted stock units (RSUs) granted to employees generally vest over five years and allow for quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. The Company does not reduce stock-based compensation for an estimate of forfeitures, which are inconsequential in light of historical experience and considering the awards vest on a quarterly basis. Actual forfeitures are recognized as they occur.
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
Leases
The Company leases land and/or buildings at warehouses and certain other office and distribution facilities, primarily under operating leases. Operating leases expire at various dates through 2064, with the exception of one lease in the Company’s U.K. subsidiary, which expires in 2151. These leases generally contain one or more of the following options, which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third-party purchase offer.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease and any extension options that the Company more likely than not expects to exercise, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on price indices, or the greater of minimum guaranteed amounts or sales volume.
The Company has capital leases for certain warehouse locations, expiring at various dates through 2040. Capital lease assets are included in land, buildings, and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is predominately included in selling, general and administrative expenses. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in other current liabilities and deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Interest on these obligations is included in interest expense in the consolidated statements of income.
The Company records an asset and related financing obligation for the estimated construction costs under build-to-suit lease arrangements where it is considered the owner for accounting purposes, to the extent the Company is involved in the construction of the building or structural improvements or has construction risk prior to commencement of a lease. Upon occupancy, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, it accounts for the arrangement as a financing lease.
The Company’s asset retirement obligations (ARO) are primarily related to leasehold improvements that at the end of a lease must be removed in order to comply with the lease agreement. These obligations are recorded as a liability with an offsetting asset at the inception of the lease term based upon the estimated fair value of the costs to remove the leasehold improvements. These liabilities are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The ARO assets are depreciated using the same depreciation method as the respective leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases amounted to $54 and $55 at the end of 2015 and 2014, respectively, and are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.
Preopening Expenses
Preopening expenses related to new warehouses, new regional offices and other startup operations are expensed as incurred.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts that are more likely than not expected to be realized.
The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. Additionally, certain of our cumulative foreign undistributed earnings are considered indefinitely reinvested. These earnings would be subject to U.S. income tax if we

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

changed our position and could result in a U.S. tax liability. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 8 for additional information.
Net Income per Common Share Attributable to Costco
The computation of basic net income per share uses the weighted average number of shares that were outstanding during the period. The computation of diluted net income per share uses the weighted average number of shares in the basic net income per share calculation plus the number of common shares that would be issued assuming vesting of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to RSUs and the “if converted” method for the convertible note securities.
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
In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue in addition to requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 2—Investments
The Company’s investments at the end of 2015 and 2014 were as follows:

2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,394	$4	$1,398
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,399	4	1,403
Held-to-maturity:
Certificates of deposit	215		215
Total short-term investments	$1,614	$4	$1,618

2014:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,404	$1	$1,405
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,408	1	1,409
Held-to-maturity:
Certificates of deposit	155		155
Bankers' acceptances	13		13
Total held-to-maturity	168		168
Total short-term investments	$1,576	$1	$1,577
Gross unrealized gains and losses on available-for-sale securities were not material in 2015, 2014, and 2013. At the end of 2015 and 2014, the Company's available-for-sale securities that were in a continuous unrealized-loss position were not material, and at the end of 2013, the Company had none. There were no gross unrealized gains and losses on cash equivalents at the end of 2015, 2014, or 2013.
The proceeds from sales of available-for-sale securities were $246, $116, and $244 during 2015, 2014, and 2013, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2015, 2014, and 2013.
The maturities of available-for-sale and held-to-maturity securities at the end of 2015, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$300	$301	$215
Due after one year through five years	1,061	1,064	0
Due after five years	38	38	0
Total	$1,399	$1,403	$215

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information at the end of 2015 and 2014, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2015:	Level 1	Level 2
Money market mutual funds(1)	$306	$0
Investment in government and agency securities	0	1,398
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(4)
Total	$306	$1,415

2014:	Level 1	Level 2
Money market mutual funds(1)	$312	$0
Investment in government and agency securities	0	1,405
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$312	$1,409
 _______________

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the end of both 2015 and 2014, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1, 2, or 3 during 2015 and 2014.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2015 and 2014. See Note 4 for discussion on the fair value of long-term debt.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. Fair value adjustments to nonfinancial assets during 2015 and 2014 were immaterial.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 4—Debt
Short-Term Borrowings
The Company enters into various short-term bank credit facilities, totaling $407 and $451 in 2015 and 2014, respectively. At the end of 2015 and 2014, there were no outstanding borrowings under these credit facilities.
In 2015, the maximum and average amounts outstanding during the fiscal year under all short-term borrowing arrangements were immaterial. In 2014, maximum and average amounts outstanding for Japan bank borrowings were $93 and $67, respectively, and had a weighted average interest rate of 0.55% during the fiscal year. The maximum and average amounts outstanding for the U.K. bank overdraft facility during 2014 were $18 and $7, respectively, and had a weighted average interest rate of 1.54% during the fiscal year.
Long-Term Debt
On February 17, 2015, the Company issued $1,000 in aggregate principal amount of Senior Notes (February 2015 Notes), as follows: $500 of 1.75% Senior Notes due February 15, 2020; and $500 of 2.25% Senior Notes due February 15, 2022. Interest is due semi-annually on February 15 and August 15; the first payment was made on August 15, 2015. The Company, at its option, may redeem the February 2015 Notes at any time, in whole or in part, at the redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. The Company will be required to offer to purchase the February 2015 Notes, at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the February 2015 Notes. The discount and issuance costs associated with the February 2015 Notes are being amortized to interest expense over the term of the notes, which are valued using Level 2 inputs.
In December 2012, the Company issued $3,500 in aggregate principal amount of Senior Notes (December 2012 Notes) as follows: $1,200 of 0.65% Senior Notes due December 7, 2015; $1,100 of 1.125% Senior Notes due December 15, 2017; and $1,200 of 1.7% Senior Notes due December 15, 2019. Interest is payable semi-annually. The Company, at its option, may redeem the December 2012 Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the December 2012 Notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the December 2012 Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the December 2012 Notes. The discount and issuance costs associated with the December 2012 Notes are being amortized to interest expense over the terms of the notes. The December 2012 Notes are valued using Level 2 inputs.
In February 2007, the Company issued $1,100 of 5.5% Senior Notes due March 15, 2017 (2007 Senior Note). Interest is payable semi-annually. The Company, at its option, may redeem the 2007 Senior Note at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the 2007 Senior Note to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the 2007 Senior Note at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the 2007 Senior Note. The discount and issuance costs associated with the 2007 Senior Note are being amortized to interest expense over the term of the note. This note is valued using Level 2 inputs.
Other long-term debt consisted primarily of promissory notes and term loans issued by the Company's Japanese subsidiary. These notes and term loans are valued primarily using Level 3 inputs. In May 2015, the Company's Japanese subsidiary issued approximately $125 of 0.79% promissory notes through a private

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 4—Debt (Continued)

placement, which are included in other long-term debt in the table below. Interest is payable semi-annually, and principal is due in May 2025. These notes are valued using Level 3 inputs.
The estimated fair value of the Company's debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit. The carrying value and estimated fair value at the end of 2015 and 2014 consisted of the following:

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$1,200	$1,201	$1,199	$1,203
5.5% Senior Notes due March 2017	1,099	1,171	1,099	1,223
1.125% Senior Notes due December 2017	1,100	1,097	1,100	1,095
1.7% Senior Notes due December 2019	1,198	1,186	1,198	1,186
1.75% Senior Notes due February 2020	500	494	0	0
2.25% Senior Notes due February 2022	499	484	0	0
Other long-term debt	551	555	497	510
Total long-term debt	6,147	6,188	5,093	5,217
Less current portion	1,283	1,284	0	0
Long-term debt, excluding current portion	$4,864	$4,904	$5,093	$5,217
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2016	$1,283
2017	1,100
2018	1,178
2019	83
2020	1,698
Thereafter	805
Total	$6,147
Note 5—Leases
Operating Leases
The aggregate rental expense for 2015, 2014, and 2013 was $252, $230, and $225, respectively. Sub-lease income, included in interest income and other, net in the accompanying consolidated statements of income, and contingent rents were not material in 2015, 2014, and 2013, respectively.
Capital and Build-to-Suit Leases
Gross assets recorded under capital and build-to-suit leases were $300 and $200 at the end of 2015 and 2014, respectively. These assets are recorded net of accumulated amortization of $42 and $35 at the end of 2015 and 2014, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 5—Leases (Continued)

At the end of 2015, future minimum payments, net of sub-lease income of $131 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases(3)
2016	$187	$24
2017	183	24
2018	176	24
2019	166	23
2020	155	24
Thereafter	2,097	452
Total	$2,964	571
Less amount representing interest		(275)
Net present value of minimum lease payments		296
Less current installments(1)		(10)
Long-term capital lease obligations less current installments(2)		$286
_______________

(1)	Included in other current liabilities in the accompanying consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

(3)	Includes build-to-suit lease obligations.

Note 6—Stockholders’ Equity
Dividends
The Company’s current quarterly dividend rate is $0.40 per share. In February 2015, the Company paid a special cash dividend of $5.00 per share, totaling approximately $2,201.
Stock Repurchase Programs
The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors approved on April 17, 2015, which expires April 17, 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528. As of the end of 2015, the total amount repurchased on the new authorization was $301. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2015	3,456	$142.87	$494
2014	2,915	114.45	334
2013	357	96.41	34
These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 7—Stock-Based Compensation Plans
The Company grants stock-based compensation to employees and non-employee directors. Stock option awards were granted until the fourth quarter of fiscal 2006, when the Company began awarding RSUs. Beginning in 2009, RSU grants to all executive officers have been performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs held by employees and non-employee directors are subject to quarterly vesting upon certain terminations of employment or service. Employees who attain certain years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date rather than upon retirement. The Seventh Restated 2002 Stock Incentive Plan (Seventh Plan), amended in the second quarter of fiscal 2015, is the Company’s only stock-based compensation plan with shares available for grant at the end of 2015. Each share issued in respect of stock awards is counted as 1.75 shares toward the limit of shares made available under the Seventh Plan. The Seventh Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
As required by the Company's Seventh Plan, in conjunction with the special cash dividend discussed in Note 6, adjustments were made to awards outstanding on the dividend record date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased; and (ii) the exercise prices of outstanding stock options were reduced and the number of shares subject to such options was increased. Approximately 410,000 stock options were adjusted, and approximately 8,956,000 RSUs were adjusted. These adjustments did not result in additional stock-based compensation expense, as the fair value of the outstanding awards did not change. As further required by the Seventh Plan, the maximum number of shares issuable under the Seventh Plan was proportionally adjusted, which resulted in an additional 750,000 RSU shares available to be granted.
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more years and five or more years of service with the Company, respectively, and provide for vesting upon certain terminations of employment or service. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2015, 18,308,000 shares were available to be granted as RSUs under the Seventh Plan.
The following awards were outstanding at the end of 2015:

•	8,698,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
535,000 performance-based RSUs, of which 281,000 were granted to executive officers subject to the certification of the attainment of specified performance targets for 2015. This certification occurred in September 2015, at which time a portion vested as a result of the long service of all executive officers. The awards vest upon continued employment over specified periods of time.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

The following table summarizes RSU transactions during 2015:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2014	9,117	$86.92
Granted	4,017	125.68
Vested and delivered	(4,103)	87.33
Forfeited	(174)	102.09
Special cash dividend	376	N/A
Outstanding at the end of 2015	9,233	$99.72
The weighted-average grant date fair value of RSUs granted during 2015, 2014, and 2013 was $125.68, $113.64, and $90.99, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2015 was $640 and the weighted-average period of time over which this cost will be recognized is 1.7 years. Included in the outstanding balance at the end of 2015 were approximately 2,811,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2015	2014	2013
Stock-based compensation expense before income taxes	$394	$327	$285
Less recognized income tax benefit	(131)	(109)	(94)
Stock-based compensation expense, net of income taxes	$263	$218	$191
Note 8—Income Taxes
Income before income taxes is comprised of the following:

	2015	2014	2013
Domestic (including Puerto Rico)	$2,574	$2,145	$2,070
Foreign	1,030	1,052	981
Total	$3,604	$3,197	$3,051

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

The provisions for income taxes for 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Federal:
Current	$766	$696	$572
Deferred	(12)	(105)	16
Total federal	754	591	588
State:
Current	131	107	109
Deferred	1	(3)	4
Total state	132	104	113
Foreign:
Current	399	369	302
Deferred	(90)	45	(13)
Total foreign	309	414	289
Total provision for income taxes	$1,195	$1,109	$990
Tax benefits associated with the exercise of employee stock programs were allocated to equity attributable to Costco in the amount of $86, $84, and $59, in 2015, 2014, and 2013, respectively.
The reconciliation between the statutory tax rate and the effective rate for 2015, 2014, and 2013 is as follows:

	2015		2014		2013
Federal taxes at statutory rate	$1,262	35.0%	$1,119	35.0%	$1,068	35.0%
State taxes, net	85	2.3	66	2.1	66	2.1
Foreign taxes, net	(125)	(3.5)	(85)	(2.7)	(87)	(2.8)
Employee stock ownership plan (ESOP)	(66)	(1.8)	(11)	(0.3)	(65)	(2.1)
Other	39	1.2	20	0.6	8	0.2
Total	$1,195	33.2%	$1,109	34.7%	$990	32.4%
The Company’s provision for income taxes for 2015 and 2013 was favorably impacted by a $57 and $62 tax benefit in connection with the special cash dividend of $5.00 and $7.00 per share, respectively. These dividends were paid by the Company to employees, who through the Company's 401(k) Retirement Plan owned 29,000,000 and 22,600,000 shares of Company stock through an ESOP in 2015 and 2013, respectively. Dividends paid on these shares are deductible for U.S. income tax purposes. There was no similar special cash dividend in 2014.
The components of the deferred tax assets (liabilities) are as follows:

	2015	2014
Equity compensation	$90	$85
Deferred income/membership fees	90	98
Accrued liabilities and reserves	641	607
Other	107	19
Property and equipment	(560)	(529)
Merchandise inventories	(200)	(193)
Net deferred tax assets	$168	$87

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

The deferred tax accounts at the end of 2015 and 2014 include current deferred income tax assets of $521 and $448 respectively, included in deferred income taxes and other current assets; non-current deferred income tax assets of $109 and $68, respectively, included in other assets; and non-current deferred income tax liabilities of $462 and $429, respectively, included in deferred income taxes and other liabilities. Included in non-current deferred tax assets for 2015 are $33 of foreign tax credits which expire in 2025.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries because its subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings if repatriated would not result in a deferred tax liability. This includes the remaining undistributed earnings of the Canadian operations that the Company maintains are indefinitely reinvested, or could be repatriated without resulting in a deferred tax liability. Deferred taxes are recorded for earnings of foreign operations when it is determined that such earnings are no longer indefinitely reinvested.
During 2015, the Company repatriated a portion of the earnings in the Canadian operations that, in 2014, the Company determined were no longer considered indefinitely reinvested. In the fourth quarter of 2015, the Company changed its position regarding an additional portion of the undistributed earnings of the Canadian operations, which are no longer considered indefinitely reinvested. Current exchange rates compared to historical rates when these earnings were generated resulted in an immaterial U.S. benefit, which was recorded at the end of 2015.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of $2,845 and $3,619 at the end of 2015 and 2014, respectively, of certain non-U.S. consolidated subsidiaries as such earnings are deemed by the Company to be indefinitely reinvested or the earnings if repatriated would not result in a deferred tax liability. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested. The Company believes that its U.S. current and projected asset position is sufficient to meet its U.S. liquidity requirements and has no current plans to repatriate for use in the U.S. the cash and cash equivalents and short-term investments held by these non-U.S. subsidiaries whose earnings are considered indefinitely reinvested.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2015 and 2014 is as follows:

	2015	2014
Gross unrecognized tax benefit at beginning of year	$75	$80
Gross increases—current year tax positions	26	9
Gross increases—tax positions in prior years	63	10
Gross decreases—tax positions in prior years	(1)	(11)
Settlements	(3)	(11)
Lapse of statute of limitations	(2)	(2)
Gross unrecognized tax benefit at end of year	$158	$75

Included in the balance at the end of 2015 and 2014, are $50 and $38, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has recorded an offsetting long-term asset of $48 for amounts included in the balance at the end of 2015.  Offsetting long-term assets were not material at the end of 2014.
The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $98 and $47 at the end of 2015 and 2014, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized by the Company were not material in 2015 and 2014. Accrued interest and penalties were not material at the end of 2015 and 2014.
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
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2007. The Company is currently subject to examination in Canada for fiscal years 2011 to present and in California for fiscal years 2007 to present. No other examinations are believed to be material.
Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	2015	2014	2013
Net income available to common stockholders after assumed conversions of dilutive securities	$2,377	$2,058	$2,039
Weighted average number of common shares used in basic net income per common share	439,455	438,693	435,741
RSUs	3,249	3,771	4,552
Conversion of convertible notes	12	21	219
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,716	442,485	440,512
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this report, the Company has not recorded an accrual with respect to any matter described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 10—Commitments and Contingencies (Continued)

legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants, an invocation that class counsel opposed. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company intends to appeal.
The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. Certain states have separately also made requests for payment by the Company concerning a specific type of property, some of which have been paid in immaterial amounts.
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

	United States Operations	Canadian Operations	Other International Operations	Total
2015
Total revenue	$84,351	$17,341	$14,507	$116,199
Operating income	2,308	771	545	3,624
Depreciation and amortization	848	119	160	1,127
Additions to property and equipment	1,574	148	671	2,393
Net property and equipment	10,815	1,381	3,205	15,401
Total assets	23,397	3,608	6,435	33,440
2014
Total revenue	$80,477	$17,943	$14,220	$112,640
Operating income	1,880	796	544	3,220
Depreciation and amortization	755	124	150	1,029
Additions to property and equipment	1,245	204	544	1,993
Net property and equipment	10,132	1,662	3,036	14,830
Total assets	21,929	4,892	6,203	33,024
2013
Total revenue	$75,493	$17,179	$12,484	$105,156
Operating income	1,810	756	487	3,053
Depreciation and amortization	696	123	127	946
Additions to property and equipment	1,090	186	807	2,083
Net property and equipment	9,652	1,621	2,608	13,881
Total assets	20,608	4,529	5,146	30,283
The following table summarizes the percentage of net sales by major item category:

	2015	2014	2013
Foods	22%	22%	21%
Sundries	21%	21%	22%
Hardlines	16%	16%	16%
Fresh Foods	14%	13%	13%
Softlines	11%	11%	11%
Ancillary and Other	16%	17%	17%

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 12—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2015 and 2014.

	52 Weeks Ended August 30, 2015
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)		Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$26,284	$26,872		$25,517	$34,993	$113,666
Membership fees	582	582		584	785	2,533
Total revenue	26,866	27,454		26,101	35,778	116,199
OPERATING EXPENSES
Merchandise costs	23,385	23,897		22,687	31,096	101,065
Selling, general and administrative	2,696	2,671		2,579	3,499	11,445
Preopening expenses	15	9		14	27	65
Operating income	770	877		821	1,156	3,624
OTHER INCOME (EXPENSE)
Interest expense	(26)	(27)		(31)	(40)	(124)
Interest income and other, net	35	20		9	40	104
INCOME BEFORE INCOME TAXES	779	870		799	1,156	3,604
Provision for income taxes	274	263	(1)	280	378	1,195
Net income including noncontrolling interests	505	607		519	778	2,409
Net income attributable to noncontrolling interests	(9)	(9)		(3)	(11)	(32)
NET INCOME ATTRIBUTABLE TO COSTCO	$496	$598		$516	$767	$2,377
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.13	$1.36		$1.17	$1.75	$5.41
Diluted	$1.12	$1.35		$1.17	$1.73	$5.37
Shares used in calculation (000’s)
Basic	438,760	440,384		440,070	438,835	439,455
Diluted	442,210	442,896		443,132	442,404	442,716
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.355	$5.355	(2)	$0.40	$0.40	$6.51
_______________

(1)	Includes a $57 tax benefit recorded in the second quarter in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan.

(2)	Includes the special cash dividend of $5.00 per share paid in February 2015.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 12—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 31, 2014
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$24,468	$25,756	$25,233	$34,755	$110,212
Membership fees	549	550	561	768	2,428
Total revenue	25,017	26,306	25,794	35,523	112,640
OPERATING EXPENSES
Merchandise costs	21,824	23,043	22,554	31,037	98,458
Selling, general and administrative	2,501	2,531	2,487	3,380	10,899
Preopening expenses	24	8	16	15	63
Operating income	668	724	737	1,091	3,220
OTHER INCOME (EXPENSE)
Interest expense	(27)	(26)	(25)	(35)	(113)
Interest income and other, net	18	30	12	30	90
INCOME BEFORE INCOME TAXES	659	728	724	1,086	3,197
Provision for income taxes	228	255	245	381	1,109
Net income including noncontrolling interests	431	473	479	705	2,088
Net income attributable to noncontrolling interests	(6)	(10)	(6)	(8)	(30)
NET INCOME ATTRIBUTABLE TO COSTCO	$425	$463	$473	$697	$2,058
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$0.97	$1.05	$1.08	$1.59	$4.69
Diluted	$0.96	$1.05	$1.07	$1.58	$4.65
Shares used in calculation (000’s)
Basic	437,970	439,776	439,446	437,875	438,693
Diluted	442,420	442,829	442,720	441,887	442,485
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.31	$0.355	$0.355	$1.33

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	2/15/2015	3/11/2015

3.2	Bylaws of the registrant		8-K		8/24/2010

4.1	Form of Senior Debt Securities Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of October 26, 2001.		S-3		10/23/2001

4.2	First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002		8-K		3/25/2002

4.3	Form of 5.500% Senior Notes due March 15, 2017		8-K		2/20/2007

4.4	Form of 0.650% Senior Notes due December 7, 2015		8-K		12/3/2012

4.5	Form of 1.125% Senior Notes due December 15, 2017		8-K		12/3/2012

4.6	Form of 1.700% Senior Notes due December 15, 2019		8-K		12/3/2012

4.7	Form of 1.750% Senior Notes due February 15, 2020		8-K		2/11/2015

4.8	Form of 2.250% Senior Notes due February 15, 2022		8-K		2/11/2015

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.1.2*	Amendments to Stock Option Plan, 2002		S-8		2/14/2002

10.1.3*	Costco Wholesale Corporation 2002 Stock Incentive Plan		S-8		2/14/2002

10.1.4*	Amended and Restated 2002 Stock Incentive Plan of Costco Wholesale Corporation		S-8		10/21/2005

10.1.5*	Amendment to Second Restated 2002 Stock Incentive Plan		10-Q	2/18/2007	3/30/2007

10.1.6*	Amendment to Second Restated 2002 Stock Incentive Plan		8-K		1/31/2008

10.1.7*	Fourth Restated 2002 Stock Incentive Plan		10-K	8/31/2008	10/16/2008

EXHIBIT INDEX (Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1.8*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.1.9*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.1.10*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.1.11*	Sixth Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/23/2014	12/18/2014

10.1.12*	Sixth Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/23/2014	12/18/2014

10.1.13*	Sixth Restated 2002 Stock Incentive Plan Letter Agreement for 2015 Performance-Based Restricted Stock Units-Executive		10-Q	11/23/2014	12/18/2014

10.1.14*	Executive Employment Agreement, effective September 1, 2014, between Craig Jelinek and Costco Wholesale Corporation		8-K		11/28/2014

10.1.15*	Executive Employment Agreement, effective August 31, 2015, between Craig Jelinek and Costco Wholesale Corporation	x

10.2*	Form of Indemnification Agreement		14A		12/13/1999

10.5*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.6.2*	Fiscal 2015 Executive Bonus Plan		8-K		10/29/2014

10.7**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

EXHIBIT INDEX (Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.