Form 10-Q
period 2015-11-22
COSTCO WHOLESALE CORP /NEW
filed 2015-12-18
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 22, 2015
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
(Registrant’s telephone number, including area code): (425) 313-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of December 10, 2015 was 439,777,272.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	November 22, 2015	August 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,054	$4,801
Short-term investments	1,229	1,618
Receivables, net	1,359	1,224
Merchandise inventories	10,382	8,908
Deferred income taxes and other current assets	834	748
Total current assets	18,858	17,299
PROPERTY AND EQUIPMENT
Land	5,079	4,961
Buildings and improvements	13,150	12,618
Equipment and fixtures	5,480	5,274
Construction in progress	647	811
	24,356	23,664
Less accumulated depreciation and amortization	(8,489)	(8,263)
Net property and equipment	15,867	15,401
OTHER ASSETS	726	728
TOTAL ASSETS	$35,451	$33,428
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$10,378	$9,011
Current portion of long-term debt	1,281	1,283
Accrued salaries and benefits	2,436	2,468
Accrued member rewards	812	813
Deferred membership fees	1,350	1,269
Other current liabilities	2,036	1,696
Total current liabilities	18,293	16,540
LONG-TERM DEBT, excluding current portion	4,845	4,852
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,233	1,193
Total liabilities	24,371	22,585
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 439,777,000 and 437,952,000 shares issued and outstanding	2	2
Additional paid-in capital	5,247	5,218
Accumulated other comprehensive loss	(1,105)	(1,121)
Retained earnings	6,704	6,518
Total Costco stockholders’ equity	10,848	10,617
Noncontrolling interests	232	226
Total equity	11,080	10,843
TOTAL LIABILITIES AND EQUITY	$35,451	$33,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended
	November 22, 2015	November 23, 2014
REVENUE
Net sales	$26,627	$26,284
Membership fees	593	582
Total revenue	27,220	26,866
OPERATING EXPENSES
Merchandise costs	23,621	23,385
Selling, general and administrative	2,806	2,696
Preopening expenses	26	15
Operating income	767	770
OTHER INCOME (EXPENSE)
Interest expense	(33)	(26)
Interest income and other, net	28	35
INCOME BEFORE INCOME TAXES	762	779
Provision for income taxes	275	274
Net income including noncontrolling interests	487	505
Net income attributable to noncontrolling interests	(7)	(9)
NET INCOME ATTRIBUTABLE TO COSTCO	$480	$496
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.10	$1.13
Diluted	$1.09	$1.12
Shares used in calculation (000’s):
Basic	438,342	438,760
Diluted	441,386	442,210
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.355

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 22, 2015	November 23, 2014
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$487	$505
Foreign-currency translation adjustment and other, net	15	(322)
Comprehensive income	502	183
Less: Comprehensive income attributable to noncontrolling interests	6	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$496	$184

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 22, 2015	November 23, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$487	$505
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	271	254
Stock-based compensation	186	150
Excess tax benefits on stock-based awards	(74)	(62)
Other non-cash operating activities, net	(11)	(22)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(1,473)	(1,328)
Increase in accounts payable	1,435	1,445
Other operating assets and liabilities, net	(10)	186
Net cash provided by operating activities	811	1,128
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(197)	(426)
Maturities and sales of short-term investments	584	342
Additions to property and equipment	(715)	(555)
Other investing activities, net	(4)	(14)
Net cash used in investing activities	(332)	(653)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(20)	(21)
Proceeds from short-term borrowings	83	36
Minimum tax withholdings on stock-based awards	(219)	(177)
Excess tax benefits on stock-based awards	74	62
Repurchases of common stock	(142)	(18)
Other financing activities, net	0	10
Net cash used in financing activities	(224)	(108)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2)	(136)
Net increase in cash and cash equivalents	253	231
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,801	5,738
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,054	$5,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
Interest (reduced by $4 and $2 interest capitalized in 2016 and 2015, respectively)	$31	$33
Income taxes, net	$298	$150
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$176	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 22, 2015, Costco operated 697 warehouses worldwide: 487 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 90 Canada locations, 36 Mexico locations, 27 United Kingdom (U.K.) locations, 24 Japan locations, 12 Korea locations, 11 Taiwan locations, eight Australia locations and two Spain locations. The Company's online business operates websites in the U.S., Canada, U.K., Mexico, and Korea.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report filed on Form 10-K for the fiscal year ended August 30, 2015.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2016 and 2015 relate to the 12-week fiscal quarters ended November 22, 2015, and November 23, 2014, respectively.
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

Note 1—Summary of Significant Accounting Policies (Continued)

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
The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company's 2015 Form 10-K.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, as determined primarily by the retail inventory method, and are stated using the last-in, first-out (LIFO) method for substantially all U.S. merchandise inventories. Merchandise inventories for all foreign operations are primarily valued by the retail inventory method and are stated using the first-in, first-out (FIFO) method. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation rates and inventory levels for the year have been determined. At November 22, 2015, and August 30, 2015, the cumulative impact of the LIFO valuation on merchandise inventories was $77 and $82, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $828 and $889 at November 22, 2015, and August 30, 2015, respectively.
While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of November 22, 2015, and August 30, 2015.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial for the first quarter of 2016 and a net gain of $23 for the first quarter of 2015.
The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its

Note 1—Summary of Significant Accounting Policies (Continued)

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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $19 in the first quarter of 2016 and were immaterial in the first quarter of 2015.
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
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changed the criteria for reporting discontinued operations, as well as requiring new disclosures regarding discontinued operations and disposals that do not qualify for discontinued operations reporting. This guidance became effective for fiscal years beginning after December 15, 2014. The Company adopted this guidance at the beginning of fiscal year 2016. Adoption did not have an impact on the Company’s condensed consolidated financial statements or disclosures.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by recording deferred debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt the guidance at the beginning of its first quarter of fiscal year 2016. The Company reclassified deferred issuance costs from other assets to the respective debt liability on a retrospective basis. Adoption of this guidance and prior fiscal year reclassifications did not have a material impact on the Company's previously reported condensed and consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue in addition to requiring disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019. The Company is evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

Note 1—Summary of Significant Accounting Policies (Continued)

In November 2015, the FASB issued new guidance on the presentation of deferred tax assets and liabilities by jurisdiction, along with any related valuation allowance. The new guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Companies may early adopt the new standard at the beginning of an interim or annual period, either prospectively or retrospectively. The Company is evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.
Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 30, 2015. The Company’s investments were as follows:

November 22, 2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,091	$2	$1,093
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	1,095	2	1,097
Held-to-maturity:
Certificates of deposit	132		132
Total short-term investments	$1,227	$2	$1,229

August 30, 2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,394	$4	$1,398
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,399	4	1,403
Held-to-maturity:
Certificates of deposit	215		215
Total short-term investments	$1,614	$4	$1,618
At November 22, 2015, there were no available-for-sale securities with continuous unrealized-loss positions. At August 30, 2015, available-for-sale securities that were in continuous unrealized-loss positions were not material. During the first quarter of 2016 and 2015, there were no unrealized gains and losses on cash and cash equivalents.
The proceeds from sales of available-for-sale securities were $50 and $17 during the first quarter of 2016 and 2015, respectively. Gross realized gains or losses from sales of available-for-sale securities during the first quarter of 2016 and 2015 were not material.

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at November 22, 2015, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$177	$177	$132
Due after one year through five years	858	859	0
Due after five years	60	61	0
	$1,095	$1,097	$132
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

November 22, 2015:	Level 1	Level 2
Money market mutual funds(1)	$619	$0
Investment in government and agency securities	0	1,093
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	12
Forward foreign-exchange contracts, in (liability) position(2)	0	(2)
Total	$619	$1,107

August 30, 2015:	Level 1	Level 2
Money market mutual funds(1)	$306	$0
Investment in government and agency securities	0	1,398
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(4)
Total	$306	$1,415
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in deferred income taxes and other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

On November 22, 2015, and August 30, 2015, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the first quarter of 2016 or 2015.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the first quarter of 2016 or 2015.

Note 3—Fair Value Measurement (Continued)

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to nonfinancial assets during the first quarter of 2016 and they were immaterial for 2015.
Note 4—Debt
The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	November 22, 2015		August 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$1,200	$1,200	$1,200	$1,201
5.5% Senior Notes due March 2017	1,099	1,165	1,099	1,171
1.125% Senior Notes due December 2017	1,098	1,100	1,098	1,097
1.7% Senior Notes due December 2019	1,196	1,212	1,195	1,186
1.75% Senior Notes due February 2020	497	497	497	494
2.25% Senior Notes due February 2022	496	501	496	484
Other long-term debt	540	557	550	555
Total long-term debt	6,126	6,232	6,135	6,188
Less current portion	1,281	1,282	1,283	1,284
Long-term debt, excluding current portion	$4,845	$4,950	$4,852	$4,904
Subsequent to the end of the quarter, on December 7, 2015, the Company paid the outstanding principal balance and associated interest on the 0.65% Senior Notes with its existing liquidity sources of cash and cash equivalents and short-term investments.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.40 per share, compared to $0.355 per share in the first quarter of 2015. On October 29, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.40 per share, which was paid on November 27, 2015.
Stock Repurchase Programs
The Company's stock repurchase activity during the first quarter of 2016 and 2015 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
First quarter of 2016	898	$144.88	$130
First quarter of 2015	139	$126.43	$18
The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $3,569 at November 22, 2015. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock

Note 5—Equity and Comprehensive Income (Continued)

repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2015	$10,617	$226	$10,843
Comprehensive income:
Net income	480	7	487
Foreign-currency translation adjustment and other, net	16	(1)	15
Comprehensive income	496	6	502
Stock-based compensation	186	0	186
Release of vested restricted stock units (RSUs), including tax effects	(145)	0	(145)
Repurchases of common stock	(130)	0	(130)
Cash dividends declared	(176)	0	(176)
Equity at November 22, 2015	$10,848	$232	$11,080

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2014	$12,303	$212	$12,515
Comprehensive income:
Net income	496	9	505
Foreign-currency translation adjustment and other, net	(312)	(10)	(322)
Comprehensive income	184	(1)	183
Stock-based compensation	150	0	150
Stock options exercised, including tax effects	17	0	17
Release of vested RSUs, including tax effects	(121)	0	(121)
Repurchases of common stock	(18)	0	(18)
Cash dividends declared	(156)	0	(156)
Equity at November 23, 2014	$12,359	$211	$12,570
Note 6—Stock-Based Compensation
The Seventh Restated 2002 Stock Incentive Plan (Seventh Plan) authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
Summary of Restricted Stock Unit Activity
At November 22, 2015, 14,836,000 shares were available to be granted as RSUs and the following awards were outstanding:

Note 6—Stock-Based Compensation (Continued)

•	8,150,000 time-based RSUs, which vest upon continued employment over specified periods of time;

•
212,000 performance-based RSUs granted to certain executive officers of the Company for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
236,000 performance-based RSUs granted to executive officers of the Company subject to achievement of performance targets for fiscal 2016, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2016:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 30, 2015	9,233	$99.72
Granted	3,283	153.34
Vested and delivered	(4,107)	102.34
Forfeited	(47)	106.08
Outstanding at November 22, 2015	8,362	$119.45
The remaining unrecognized compensation cost related to non-vested RSUs at November 22, 2015 was $954, and the weighted-average period over which this cost will be recognized is 1.9 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Stock-based compensation expense before income taxes	$186	$150
Less recognized income tax benefit	(63)	(51)
Stock-based compensation expense, net of income taxes	$123	$99

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Net income available to common stockholders after assumed conversions of dilutive securities	$480	$496
Weighted average number of common shares used in basic net income per common share	438,342	438,760
RSUs	3,033	3,429
Conversion of convertible notes	11	21
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,386	442,210

Anti-dilutive RSUs	964	0
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
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary

Note 8—Commitments and Contingencies (Continued)

Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. The Company has opposed the motion. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants, an invocation that class counsel opposed. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company has filed a notice of appeal.
The Company received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. Certain states have separately also made requests for payment by the Company concerning a specific type of property, some of which have been paid in immaterial amounts.
The Company has received from the Drug Enforcement Administration subpoenas and administrative inspection warrants concerning the Company's fulfillment of prescriptions related to controlled substances and related practices. Offices of the United States Attorney in various districts have communicated to the Company their belief that the Company has committed civil regulatory violations concerning these subjects. The Company is seeking to cooperate with these processes and is holding discussions concerning a potential resolution.
The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.

Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Australia, and Spain and through majority-owned subsidiaries in Taiwan and Korea. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company's annual report filed on Form 10-K for the fiscal year ended August 30, 2015, and Note 1 above. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 22, 2015
Total revenue	$19,846	$3,882	$3,492	$27,220
Operating income	451	183	133	767
Depreciation and amortization	204	25	42	271
Additions to property and equipment	457	41	217	715
Net property and equipment	11,078	1,391	3,398	15,867
Total assets	25,347	3,262	6,842	35,451
Twelve Weeks Ended November 23, 2014
Total revenue	$19,181	$4,231	$3,454	$26,866
Operating income	433	196	141	770
Depreciation and amortization	188	28	38	254
Additions to property and equipment	436	46	73	555
Net property and equipment	10,301	1,627	2,870	14,798
Total assets	23,311	5,009	6,285	34,605
Year Ended August 30, 2015
Total revenue	$84,351	$17,341	$14,507	$116,199
Operating income	2,308	771	545	3,624
Depreciation and amortization	848	119	160	1,127
Additions to property and equipment	1,574	148	671	2,393
Net property and equipment	10,815	1,381	3,205	15,401
Total assets	23,387	3,608	6,433	33,428

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
This management discussion should be read in conjunction with the management discussion included in our fiscal 2015 annual report on Form 10-K, previously filed with the SEC.
OVERVIEW
We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers.
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
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members, but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Part I, Item 1, Note 9 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less or no direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business in the U.S., Canada, Australia, U.K., Japan, and Spain.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2016 and 2015 relate to the twelve-week fiscal quarters ended November 22, 2015, and November 23, 2014, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the first quarter of 2016 as compared to the first quarter of 2015 include:

•	We opened 11 net new warehouses, seven in the U.S., one in Canada, and three in our Other International segment, compared to eight net new warehouses in 2015.

•
Net sales increased 1% to $26,627, driven by sales at new warehouses opened in 2015 and 2016, partially offset by a 1% decrease in comparable sales. Net and comparable sales results were negatively impacted by changes in all foreign currencies relative to the U.S. dollar and decreases in the price of gasoline;

•
Membership fee revenue increased 2% to $593, primarily due to sign-ups at existing and new warehouses and executive membership upgrades, partially offset by the negative impact of changes in all foreign currencies relative to the U.S. dollar;

•	Gross margin as a percentage of net sales increased 26 basis points, primarily from the impact of gasoline price deflation on net sales;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 28 basis points, primarily from the impact of gasoline price deflation on net sales;

•	Net income decreased 3% to $480, or $1.09 per diluted share, compared to $496, or $1.12 per diluted share in 2015;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.10, primarily due to changes in the Canadian dollar;

•	On October 29, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.40 per share, which was paid subsequent to the end of the first quarter of 2016; and

•
Subsequent to the end of the quarter, on December 7, 2015, we paid the outstanding principal balance and associated interest on the 0.65% Senior Notes of approximately $1,204, from our cash and cash equivalents and short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Net Sales	$26,627	$26,284
Changes in net sales:
U.S.	3%	8%
Canada	(8)%	3%
Other International	1%	9%
Total Company	1%	7%
Comparable warehouse sales:
U.S.	2%	6%
Canada	(9)%	0%
Other International	(5)%	1%
Total Company	(1)%	5%
Comparable warehouse sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	6%	7%
Canada	9%	8%
Other International	7%	4%
Total Company	6%	7%
Net Sales
Net sales increased $343 or 1% during the first quarter of 2016 compared to the first quarter of 2015. This was attributable to sales at the 26 net new warehouses opened since the end of the first quarter of 2015, partially offset by a 1% decrease in comparable warehouse sales in the first quarter of 2016. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,113, or 423 basis points, compared to the first quarter of 2015. The negative impact was attributable to all foreign countries in which we operate, predominately Canada of $688 and Mexico of $169. Changes in gasoline prices negatively impacted net sales by approximately $776, or 295 basis points, due to a 26% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales decreased 1% in the first quarter of 2016 and were negatively impacted by changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices. The average ticket was also negatively impacted by these items. These changes were partially offset by an increase in shopping frequency. The decrease in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Membership Fees

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Membership fees	$593	$582
Membership fees as a percentage of net sales	2.23%	2.21%
Total paid members (000's)	45,400	42,500
Total cardholders (000's)	82,700	77,500
Membership fees increased 2% in the first quarter of 2016. Membership fees were adversely impacted by changes in foreign currencies relative to the U.S. dollar by approximately $23 for the first quarter of 2016. Excluding this negative impact, membership fees increased 6%, due to sign-ups at existing and new warehouses and an increased number of upgrades to our higher-fee Executive Membership program. Our member renewal rates are currently 91% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Net sales	$26,627	$26,284
Less merchandise costs	23,621	23,385
Gross margin	$3,006	$2,899
Gross margin as a percentage of net sales	11.29%	11.03%
During the first quarter of 2016, the gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 13 basis points. This was attributable to increases in each of our core merchandise categories, predominantly softlines and hardlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Our gross margin percentage increased 26 basis points compared to the first quarter of 2015. Most of the improvement was derived from the impact of gasoline price deflation on net sales. Excluding this impact, gross margin as a percentage of adjusted net sales was 10.97%, a decrease of six basis points from the first quarter of 2015. This decrease is predominantly due to a beneficial non-recurring legal settlement in the first quarter of 2015 of seven basis points and a decrease in our core merchandise categories of three basis points. The decrease in core was primarily driven by a reduction in the sales penetration in food and sundries and a decrease in the bounty revenue earned for new co-branded credit card signs-ups in the U.S. We expect to be negatively impacted by the decrease in bounty revenue until we transition to our new co-branded credit card arrangement. These decreases were partially offset by a positive contribution from our warehouse ancillary and other businesses of four basis points, primarily due to our online, hearing aid, and travel businesses. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $120 in the first quarter of 2016.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales and excluding the impact of gasoline price deflation on net sales (segment gross margin percentage), increased in our U.S. operations, primarily due to increases in hardlines and softlines, partially offset by the non-recurring legal settlement and reduced bounty revenue discussed above. The segment gross margin percentage in our Canadian operations decreased across all core merchandise categories. The segment gross margin

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

percentage in our Other International operations decreased, primarily due to decreases in food and sundries, softlines and hardlines.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 22, 2015	November 23, 2014
SG&A expenses	$2,806	$2,696
SG&A expenses as a percentage of net sales	10.54%	10.26%
SG&A expenses as a percentage of net sales increased 28 basis points compared to the first quarter of 2015, mostly due to the negative impact of gasoline price deflation on net sales. Excluding this impact, SG&A expenses as a percentage of adjusted net sales were 10.24%, an improvement of two basis points. This was due to lower warehouse operating costs of 26 basis points, primarily from improvements in employee benefit costs and payroll expenses in our U.S. and Canadian core businesses as a result of leveraging increased sales. This improvement was partially offset by higher stock compensation expense of 10 basis points, due to appreciation in the trading price of our stock at the time of grant and early vesting for long service, and charges for non-recurring legal and regulatory matters of eight basis points, both in our U.S. operations. Central operating costs were higher by six basis points, predominantly due to increased costs associated with our information systems modernization projects, including increased depreciation for projects placed in service, primarily incurred by our U.S. operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $88 in the first quarter of 2016.
Preopening Expense

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Preopening expenses	$26	$15
Warehouse openings, including relocations
United States(1)	9	7
Canada	1	0
Other International	3	2
Total warehouse openings, including relocations	13	9
 _______________

(1)	Includes two relocations in the first quarter of 2016 and one relocation in the first quarter of 2015.
Preopening expenses include costs for startup operations related to new warehouses, development in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. For the remainder of fiscal 2016, we are expecting to open up to 23 warehouses, including two relocations, compared to 17 warehouses opened in the remainder of fiscal 2015, including one relocation and the conversion of an existing warehouse to a business center.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Interest Expense

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Interest expense	$33	$26
Interest expense is primarily comprised of interest related to Senior Notes issued by the Company in February 2007 for $1,100, December 2012 for $3,500, and February 2015 for $1,000. The increase in interest expense is due to the February 2015 Senior Notes.
Interest Income and Other, Net

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Interest income	$9	$13
Foreign-currency transaction gains, net	18	21
Other, net	1	1
Interest income and other, net	$28	$35
The decrease in interest income in the first quarter of 2016 is due to lower average cash and investment balances because of the payment of the special cash dividend in the third quarter of 2015. Foreign-currency transaction gains, net include mark-to-market adjustments for forward foreign exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item I, Note 1 of this report.
Provision for Income Taxes

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Provision for income taxes	$275	$274
Effective tax rate	36.1%	35.2%
The increase in the effective tax rate for the first quarter of 2016 was due to an immaterial increase in discrete net tax expenses compared to the first quarter of 2015.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 22, 2015	November 23, 2014
Net cash provided by operating activities	$811	$1,128
Net cash used in investing activities	(332)	(653)
Net cash used in financing activities	(224)	(108)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,283 and $6,419 at November 22, 2015, and August 30, 2015, respectively. Of these balances, approximately $1,468 and $1,243 represented debit and credit card receivables at the end of the first quarter of 2016 and of fiscal year 2015, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year. Our cash flows were negatively impacted by changes in foreign exchange rates by $2 and $136 in the first quarter of 2016 and 2015, respectively.
We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries because our subsidiaries have invested or will invest the undistributed earnings indefinitely or the earnings if repatriated would not result in a deferred tax liability. This includes the remaining undistributed earnings of our Canadian operations that management maintains are indefinitely reinvested or could be repatriated without resulting in a deferred tax liability. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. During the first quarter of 2016, we repatriated a portion of the earnings in our Canadian operations that in 2015 were no longer considered indefinitely reinvested.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,370 at November 22, 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $811 in the first quarter of 2016, compared to $1,128 in the first quarter of 2015. Our cash flow provided by operations is primarily derived from net sales and membership fees. Our cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes. The decrease in net cash provided by operating activities for the first quarter of 2016 when compared to the first quarter of 2015 was primarily due to the timing of tax payments.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $332 in the first quarter of 2016 compared to $653 in the first quarter of 2015. Our cash flow used in investing activities is primarily related to funding our warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Capital Expenditure Plans
We opened 11 new warehouses and relocated two warehouses in the first quarter of 2016 and plan to open up to 21 new warehouses and relocate up to two warehouses for the remainder of fiscal 2016. Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first quarter of 2016, we spent approximately $715, and it is our current intention to spend approximately $2,800 to $3,000 during fiscal 2016. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $224 in the first quarter of 2016 compared to $108 in the first quarter of 2015. Cash flow used in financing activities primarily related to the payment of withholding taxes on stock-based awards and repurchases of common stock.
Subsequent to the end of the quarter, on December 7, 2015, we paid the outstanding principal balance and associated interest on the 0.65% Senior Notes of approximately $1,204, with our existing cash and cash equivalents and short-term investments.
Stock Repurchase Programs
During the first quarter of 2016 and 2015, we repurchased 898,000 and 139,000 shares of common stock, at an average price of $144.88 and $126.43, totaling approximately $130 and $18, respectively. The remaining amount available for stock repurchases under our approved plan was $3,569 at November 22, 2015. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.40 per share, or $1.60 per share on an annualized basis. On October 29, 2015, our Board of Directors declared a quarterly dividend of $0.40 per share payable to shareholders of record on November 13, 2015. The dividend was paid on November 27, 2015.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of November 22, 2015, we had borrowing capacity within these facilities of $443, of which $373 was maintained by our international operations. Of the $373, $175 is guaranteed by the Company. There were $81 outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2016, and none at the end of 2015.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $148. The outstanding commitments under these facilities at the end of the first quarter of 2016 totaled $94, including $89 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Contractual Obligations
As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base our estimates and judgments on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 30, 2015. There have been no material changes to the critical accounting policies previously disclosed in that report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our direct exposure to financial market risk results from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2015.
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
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2015. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2016 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
August 31, 2015 - September 27, 2015	503,000	$141.46	503,000	$3,628
September 28, 2015 - October 25, 2015	354,000	148.65	354,000	3,575
October 26, 2015 - November 22, 2015	41,000	154.26	41,000	3,569
Total first quarter	898,000	$144.88	898,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
As previously disclosed in Part II, Item 9B of our fiscal 2015 Annual Report on Form 10-K, we entered into a Co-Branded Credit Card Program Agreement (the “Program Agreement”) with Citibank, N.A. (“Citi”). Under the terms of the Program Agreement, Citi would become the exclusive issuer of our co-branded credit cards to new and existing members of the Company and Visa U.S.A. Inc. would replace American Express as the credit card network for Costco in the United States and Puerto Rico. Our current expectation is that Citi will purchase the current co-branded credit card portfolio from American Express and begin issuing Visa cards in mid calendar 2016.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	2/15/2015	3/11/2015

3.2	Bylaws of the registrant		8-K		8/24/2010

10.1.11*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-U.S. Employee	x

10.1.12*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-U.S. Employee	x

10.1.13*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director	x

10.1.14*	Seventh Restated 2002 Stock Incentive Plan Letter Agreement for 2016 Performance-Based Restricted Stock Units-Executive	x

10.2**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

10.3*	Fiscal 2016 Executive Bonus Plan		8-K		10/30/2015

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
* Management contract, compensatory plan or arrangement
** Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 17, 2015	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 17, 2015	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director