Form 10-Q
period 2016-02-14
COSTCO WHOLESALE CORP /NEW
filed 2016-03-09
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 14, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of March 2, 2016 was 439,035,055.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	February 14, 2016	August 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,633	$4,801
Short-term investments	1,222	1,618
Receivables, net	1,453	1,224
Merchandise inventories	8,908	8,908
Other current assets	313	228
Total current assets	15,529	16,779
PROPERTY AND EQUIPMENT
Land	5,140	4,961
Buildings and improvements	13,212	12,618
Equipment and fixtures	5,623	5,274
Construction in progress	727	811
	24,702	23,664
Less accumulated depreciation and amortization	(8,637)	(8,263)
Net property and equipment	16,065	15,401
OTHER ASSETS	794	837
TOTAL ASSETS	$32,388	$33,017
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,222	$9,011
Current portion of long-term debt	89	1,283
Accrued salaries and benefits	2,619	2,468
Accrued member rewards	846	813
Deferred membership fees	1,377	1,269
Other current liabilities	2,280	1,695
Total current liabilities	15,433	16,539
LONG-TERM DEBT, excluding current portion	4,886	4,852
OTHER LIABILITIES	835	783
Total liabilities	21,154	22,174
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 439,256,000 and 437,952,000 shares issued and outstanding	2	2
Additional paid-in capital	5,341	5,218
Accumulated other comprehensive loss	(1,344)	(1,121)
Retained earnings	7,001	6,518
Total Costco stockholders’ equity	11,000	10,617
Noncontrolling interests	234	226
Total equity	11,234	10,843
TOTAL LIABILITIES AND EQUITY	$32,388	$33,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
REVENUE
Net sales	$27,567	$26,872	$54,194	$53,156
Membership fees	603	582	1,196	1,164
Total revenue	28,170	27,454	55,390	54,320
OPERATING EXPENSES
Merchandise costs	24,469	23,897	48,090	47,282
Selling, general and administrative	2,835	2,671	5,641	5,367
Preopening expenses	10	9	36	24
Operating income	856	877	1,623	1,647
OTHER INCOME (EXPENSE)
Interest expense	(31)	(27)	(64)	(53)
Interest income and other, net	16	20	44	55
INCOME BEFORE INCOME TAXES	841	870	1,603	1,649
Provision for income taxes	286	263	561	537
Net income including noncontrolling interests	555	607	1,042	1,112
Net income attributable to noncontrolling interests	(9)	(9)	(16)	(18)
NET INCOME ATTRIBUTABLE TO COSTCO	$546	$598	$1,026	$1,094
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.24	$1.36	$2.34	$2.49
Diluted	$1.24	$1.35	$2.32	$2.47
Shares used in calculation (000’s):
Basic	439,648	440,384	438,990	439,567
Diluted	441,559	442,896	441,457	442,522
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$5.355	$0.80	$5.710

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$555	$607	$1,042	$1,112
Foreign-currency translation adjustment and other, net	(244)	(410)	(229)	(732)
Comprehensive income	311	197	813	380
Less: Comprehensive income attributable to noncontrolling interests	4	8	10	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$307	$189	$803	$373

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	24 Weeks Ended
	February 14, 2016	February 15, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,042	$1,112
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	556	514
Stock-based compensation	287	236
Excess tax benefits on stock-based awards	(74)	(72)
Other non-cash operating activities, net	(10)	(17)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(98)	(395)
(Decrease) increase in accounts payable	(482)	237
Other operating assets and liabilities, net	381	413
Net cash provided by operating activities	1,602	2,028
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(499)	(657)
Maturities and sales of short-term investments	886	637
Additions to property and equipment	(1,339)	(1,167)
Other investing activities, net	0	7
Net cash used in investing activities	(952)	(1,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(146)	(115)
Proceeds from short-term borrowings	99	53
Repayments of long-term debt	(1,200)	(8)
Minimum tax withholdings on stock-based awards	(219)	(177)
Excess tax benefits on stock-based awards	74	72
Repurchases of common stock	(213)	(102)
Cash dividend payments	(176)	(156)
Other financing activities, net	(6)	60
Net cash used in financing activities	(1,787)	(373)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31)	(347)
Net (decrease) increase in cash and cash equivalents	(1,168)	128
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,801	5,738
CASH AND CASH EQUIVALENTS END OF PERIOD	$3,633	$5,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $8 and $5 interest capitalized in 2016 and 2015, respectively)	$52	$56
Income taxes, net	$447	$432
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$176	$2,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 14, 2016, Costco operated 698 warehouses worldwide: 488 United States (U.S.) locations (in 43 states, Washington, D.C., and Puerto Rico), 90 Canada locations, 36 Mexico locations, 27 United Kingdom (U.K.) locations, 24 Japan locations, 12 Korea locations, 11 Taiwan locations, eight Australia locations and two Spain locations. The Company's online business operates websites in the U.S., Canada, U.K., Mexico, Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the second quarters of 2016 and 2015 relate to the 12-week fiscal quarters ended February 14, 2016, and February 15, 2015, respectively. References to the first half of 2016 and 2015 relate to the twenty-four weeks ended February 14, 2016, and February 15, 2015, respectively.
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
Due to overall net deflationary trends in the second quarter and first half of 2016, a benefit of $15 and $20 was recorded to merchandise costs, respectively, to reduce the cumulative LIFO valuation on merchandise inventories. An immaterial benefit was recorded to merchandise costs in the second quarter and first half of 2015, respectively. At February 14, 2016, and August 30, 2015, the cumulative impact of the LIFO valuation on merchandise inventories was $62 and $82, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $715 and $889 at February 14, 2016, and August 30, 2015, respectively.
While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of February 14, 2016, and August 30, 2015.

Note 1—Summary of Significant Accounting Policies (Continued)

The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the second quarter and first half of 2016, as compared to a net loss of $12 and net gain of $11 for the second quarter and first half of 2015, respectively.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, this includes the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $11 and $30 in the second quarter and first half of 2016, respectively, as compared to a net gain of $14 and $12 in the second quarter and first half of 2015, respectively.
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
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of deferred tax assets and liabilities by jurisdiction, along with any related valuation allowance. The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet on either a prospective or retrospective basis. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt the guidance at the beginning of the second quarter of fiscal year 2016 on a retrospective basis and reclassified deferred tax assets and liabilities from current to non-current. The reclassifications reduced other current assets and other liabilities by $520 and $410, respectively, increased other assets by $109, and had a nominal impact on other current liabilities in the accompanying condensed consolidated balance sheet for the prior fiscal year ended August 30, 2015. Adoption of this guidance also had a nominal impact on the total assets by segment as disclosed in Note 9.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by recording deferred debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt the guidance at the beginning of its first quarter of fiscal year 2016 on a retrospective basis. The Company reclassified deferred issuance costs from other assets to the respective debt liability. Adoption of this guidance and prior fiscal year reclassifications did not have a material impact on the Company's previously reported consolidated financial statements.

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
In February 2016, the FASB issued new guidance on accounting for leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted.
The Company is evaluating the impact of these standards on its consolidated financial statements and disclosures.
Note 2—Investments
Major categories of investments have not materially changed from the annual reporting period ended August 30, 2015. The Company’s investments were as follows:

February 14, 2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$928	$8	$936
Asset and mortgage-backed securities	4	0	4
Total available-for-sale	932	8	940
Held-to-maturity:
Certificates of deposit	272		272
Bankers' acceptances	10		10
Total held-to-maturity	282		282
Total short-term investments	$1,214	$8	$1,222

August 30, 2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,394	$4	$1,398
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,399	4	1,403
Held-to-maturity:
Certificates of deposit	215		215
Total short-term investments	$1,614	$4	$1,618
At February 14, 2016, there were no available-for-sale securities with continuous unrealized-loss positions. At August 30, 2015, available-for-sale securities that were in continuous unrealized-loss positions were not material. During the second quarter and first half of 2016 and 2015, there were no unrealized gains and losses on cash and cash equivalents.

Note 2—Investments (Continued)

The proceeds from sales of available-for-sale securities were $139 and $50 during the second quarter of 2016 and 2015, respectively, and $189 and $67 during the first half of 2016 and 2015, respectively. Gross realized gains or losses from sales of available-for-sale securities during the second quarter and first half of 2016 and 2015 were not material.
The maturities of available-for-sale and held-to-maturity securities at February 14, 2016, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$230	$230	$282
Due after one year through five years	644	650	0
Due after five years	58	60	0
	$932	$940	$282
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

February 14, 2016:	Level 1	Level 2
Money market mutual funds(1)	$181	$0
Investment in government and agency securities	0	936
Investment in asset and mortgage-backed securities	0	4
Forward foreign-exchange contracts, in asset position(2)	0	11
Forward foreign-exchange contracts, in (liability) position(2)	0	(8)
Total	$181	$943

August 30, 2015:	Level 1	Level 2
Money market mutual funds(1)	$306	$0
Investment in government and agency securities	0	1,398
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(4)
Total	$306	$1,415
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

At February 14, 2016, and August 30, 2015, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no financial assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the second quarter or first half of 2016 or 2015.

Note 3—Fair Value Measurement (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the second quarter or first half of 2016 or 2015.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to nonfinancial assets during the second quarter or first half of 2016. There were no fair value adjustments to nonfinancial assets during the second quarter of 2015 and these adjustments were immaterial during the first half of 2015.
Note 4—Debt
The estimated fair value of the Company’s debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	February 14, 2016		August 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$0	$0	$1,200	$1,201
5.5% Senior Notes due March 2017	1,099	1,155	1,099	1,171
1.125% Senior Notes due December 2017	1,098	1,104	1,098	1,097
1.7% Senior Notes due December 2019	1,196	1,212	1,195	1,186
1.75% Senior Notes due February 2020	497	502	497	494
2.25% Senior Notes due February 2022	496	507	496	484
Other long-term debt	589	613	550	555
Total long-term debt	4,975	5,093	6,135	6,188
Less current portion	89	89	1,283	1,284
Long-term debt, excluding current portion	$4,886	$5,004	$4,852	$4,904
On December 7, 2015, the Company paid the outstanding principal balance and interest on the 0.65% Senior Notes with existing sources of cash and cash equivalents and short-term investments.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.40 per share, compared to $0.355 per share in the second quarter of 2015. On January 29, 2016, the Board of Directors declared a quarterly cash dividend in the amount of $0.40 per share, which was paid subsequent to the end of the second quarter on February 26, 2016.

Note 5—Equity and Comprehensive Income (Continued)

Stock Repurchase Programs
Stock repurchase activity during the second quarter and first half of 2016 and 2015 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Second quarter of 2016	531	$150.02	$80
First half of 2016	1,429	$146.79	$210

Second quarter of 2015	642	$143.21	$92
First half of 2015	781	$140.23	$110
The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $3,489 at February 14, 2016. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2015	$10,617	$226	$10,843
Comprehensive income:
Net income	1,026	16	1,042
Foreign-currency translation adjustment and other, net	(223)	(6)	(229)
Comprehensive income	803	10	813
Stock-based compensation	287	0	287
Release of vested restricted stock units (RSUs), including tax effects	(145)	0	(145)
Repurchases of common stock	(210)	0	(210)
Cash dividends declared	(352)	0	(352)
Distribution to noncontrolling interest	0	(2)	(2)
Equity at February 14, 2016	$11,000	$234	$11,234

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2014	$12,303	$212	$12,515
Comprehensive income:
Net income	1,094	18	1,112
Foreign-currency translation adjustment and other, net	(721)	(11)	(732)
Comprehensive income	373	7	380
Stock-based compensation	236	0	236
Stock options exercised, including tax effects	39	0	39
Release of vested RSUs, including tax effects	(121)	0	(121)
Repurchases of common stock	(110)	0	(110)
Cash dividends declared	(2,514)	0	(2,514)
Equity at February 15, 2015	$10,206	$219	$10,425
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
Summary of Restricted Stock Unit Activity
At February 14, 2016, 14,943,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	8,030,000 time-based RSUs, which vest upon continued employment over specified periods of time;

•
212,000 performance-based RSUs, granted to certain executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
236,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2016, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first half of 2016:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 30, 2015	9,233	$99.72
Granted	3,521	153.46
Vested and delivered	(4,120)	102.40
Forfeited	(156)	112.18
Outstanding at February 14, 2016	8,478	$120.51
The remaining unrecognized compensation cost related to non-vested RSUs at February 14, 2016 was $879, and the weighted-average period over which this cost will be recognized is 1.8 years.

Note 6—Stock-Based Compensation (Continued)

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Stock-based compensation expense before income taxes	$101	$86	$287	$236
Less recognized income tax benefit	(34)	(29)	(97)	(80)
Stock-based compensation expense, net of income taxes	$67	$57	$190	$156
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Net income available to common stockholders after assumed conversions of dilutive securities	$546	$598	$1,026	$1,094
Weighted average number of common shares used in basic net income per common share	439,648	440,384	438,990	439,567
RSUs	1,900	2,500	2,456	2,943
Conversion of convertible notes	11	12	11	12
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,559	442,896	441,457	442,522

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
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order

Note 8—Commitments and Contingencies (Continued)

approving the settlement. Plaintiffs have moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. A report and recommendation has been issued in favor of a fee award of $3.8, to which the Company is objecting. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company has filed a notice of appeal.
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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 14, 2016
Total revenue	$20,642	$3,791	$3,737	$28,170
Operating income	552	156	148	856
Depreciation and amortization	212	24	49	285
Additions to property and equipment	460	30	134	624
Twelve Weeks Ended February 15, 2015
Total revenue	$19,879	$4,001	$3,574	$27,454
Operating income	556	178	143	877
Depreciation and amortization	193	30	37	260
Additions to property and equipment	327	32	253	612
Twenty-four Weeks Ended February 14, 2016
Total revenue	$40,488	$7,673	$7,229	$55,390
Operating income	1,003	339	281	1,623
Depreciation and amortization	416	49	91	556
Additions to property and equipment	917	71	351	1,339
Net property and equipment	11,327	1,325	3,413	16,065
Total assets	22,733	3,076	6,579	32,388
Twenty-four Weeks Ended February 15, 2015
Total revenue	$39,060	$8,232	$7,028	$54,320
Operating income	989	374	284	1,647
Depreciation and amortization	381	58	75	514
Additions to property and equipment	763	78	326	1,167
Net property and equipment	10,403	1,457	3,012	14,872
Total assets	23,232	3,856	6,129	33,217
Year Ended August 30, 2015
Total revenue	$84,351	$17,341	$14,507	$116,199
Operating income	2,308	771	545	3,624
Depreciation and amortization	848	119	160	1,127
Additions to property and equipment	1,574	148	671	2,393
Net property and equipment	10,815	1,381	3,205	15,401
Total assets	22,988	3,608	6,421	33,017

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, increases in comparable warehouse sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company's public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
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
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our online business growth domestically and internationally has also increased our sales.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

difference between the current period's currency exchange rates and that of the comparable prior period. We also refer to the impact of changes in gasoline prices on our net sales. This impact is calculated based on the difference between the current period's average gasoline price per gallon sold and that of the comparable prior period.
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2016 and 2015 relate to the twelve-week fiscal quarters ended February 14, 2016, and February 15, 2015, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the second quarter of 2016 as compared to the second quarter of 2015 include:

•
Net sales increased 3% to $27,567, driven by sales at new warehouses opened since the end of the second quarter of fiscal 2015 and a 1% increase in comparable sales. Net and comparable sales results were negatively impacted by changes in all foreign currencies relative to the U.S. dollar and decreases in the price of gasoline;

•
Membership fee revenue increased 4% to $603, primarily due to sign-ups at existing and new warehouses and executive membership upgrades, partially offset by the negative impact of changes in all foreign currencies relative to the U.S. dollar;

•
Gross margin as a percentage of net sales increased 17 basis points, primarily from the impact of gasoline price deflation on net sales and gross margin increases in our warehouse ancillary and other businesses;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 34 basis points;

•
Net income decreased 9% to $546, or $1.24 per diluted share, compared to $598, or $1.35 per diluted share in 2015. The prior year results were positively impacted by discrete net tax benefits of $43, or $0.10 per diluted share, primarily related to the special cash dividend paid to the Company's 401(k) Plan participants;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.07, primarily due to changes in the Canadian dollar;

•	On December 7, 2015, we paid the outstanding principal balance and interest on the 0.65% Senior Notes of approximately $1,204, from our cash and cash equivalents and short-term investments; and

•	On January 29, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.40 per share, which was paid subsequent to the end of the second quarter of 2016.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Net Sales	$27,567	$26,872	$54,194	$53,156
Changes in net sales:
U.S.	4%	5%	4%	7%
Canada	(5)%	(1)%	(7)%	1%
Other International	5%	6%	3%	7%
Total Company	3%	4%	2%	6%
Changes in comparable warehouse sales:
U.S.	3%	4%	3%	5%
Canada	(7)%	(2)%	(8)%	(1)%
Other International	(3)%	(1)%	(4)%	0%
Total Company	1%	2%	0%	3%
Increases in comparable warehouse sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	4%	8%	5%	8%
Canada	10%	9%	10%	9%
Other International	6%	7%	6%	6%
Total Company	5%	8%	6%	7%
Net Sales
Net sales increased $695 or 3%, and $1,038 or 2% during the second quarter and first half of 2016, respectively, compared to the second quarter and first half of 2015. This was attributable to sales at the 27 net new warehouses opened since the end of the second quarter of 2015 and a 1% increase in comparable warehouse sales in the second quarter of 2016. Comparable sales for the first half of 2016 were flat.
During the second quarter of 2016, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $945, or 352 basis points, compared to the second quarter of 2015. The negative impact was attributable to all countries in which we operate, predominately Canada of $629 and Mexico of $150. Net sales were also negatively impacted by approximately $213, or 79 basis points, due to a 10% decrease in the average sales price per gallon.
During the first half of 2016, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $2,060, or 388 basis points, compared to the first half of 2015. The negative impact was attributable to all countries in which we operate, predominately Canada of $1,319, Mexico of $320, and Korea of $123. Net sales were also negatively impacted by approximately $950, or 179 basis points, due to a 19% decrease in the average sales price per gallon.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Comparable Sales
Comparable sales increased 1% in the second quarter of 2016 and were positively impacted by an increase in shopping frequency. Comparable sales were flat in the first half of 2016. Average ticket and comparable sales results were negatively impacted by changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices in both the second quarter and first half of 2016. Comparable sales results also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Membership fees	$603	$582	$1,196	$1,164
Membership fees as a percentage of net sales	2.19%	2.17%	2.21%	2.19%
Total paid members (000's)	46,100	43,200	46,100	43,200
Total cardholders (000's)	84,000	78,700	84,000	78,700
Membership fees increased 4% and 3% in the second quarter and first half of 2016, respectively. They were adversely impacted by changes in foreign currencies relative to the U.S. dollar by approximately $19 and $42 for the second quarter and first half of 2016, respectively. Excluding this negative impact, membership fees increased 7% and 6% in the second quarter and first half of 2016, respectively, due to sign-ups at existing and new warehouses and an increased number of upgrades to our higher-fee Executive Membership program. Our member renewal rates are currently 91% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Net sales	$27,567	$26,872	$54,194	$53,156
Less merchandise costs	24,469	23,897	48,090	47,282
Gross margin	$3,098	$2,975	$6,104	$5,874
Gross margin as a percentage of net sales	11.24%	11.07%	11.26%	11.05%
Quarterly Results
During the second quarter of 2016, the gross margin of core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 11 basis points. This was attributable to increases in food and sundries partially offset by decreases in fresh foods and softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Our total gross margin percentage increased 17 basis points compared to the second quarter of 2015. Excluding the impact of gasoline price deflation on net sales of $213, gross margin as a percentage of adjusted net sales was 11.15%, an increase of eight basis points from the second quarter of 2015. This increase was due to a positive contribution from our warehouse ancillary and other businesses of seven basis points, primarily our gasoline and online businesses, and a larger LIFO benefit in the current quarter compared to the second quarter of 2015 which contributed four basis points. The LIFO benefit resulted from

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

lower costs for our merchandise inventories, primarily in our food and sundries category. These increases were partially offset by a decrease in our core merchandise categories of three basis points, primarily as a result of lower bounty revenue earned for new co-branded credit card sign-ups in the U.S. We expect to be negatively impacted by the decrease in bounty revenue until we transition to our new co-branded credit card arrangement. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $101 in the second quarter of 2016.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of gasoline price deflation on net sales (segment gross margin percentage), increased in our U.S. operations, primarily due to: increases in our core merchandise categories, due to food and sundries, hardlines, and softlines; increases in our warehouse ancillary and other businesses, largely our gasoline business; and the LIFO benefit discussed above. These increases were partially offset by the reduced bounty revenue discussed above. The segment gross margin percentage in our Canadian operations decreased across all core merchandise categories. The segment gross margin percentage in our Other International operations decreased due to lower margin percentages across all core merchandise categories except fresh foods, which was higher.
Year-to-date Results
During the first half of 2016, the gross margin of our core merchandise categories, when expressed as a percentage of core merchandise sales increased 12 basis points, primarily due to hardlines, softlines, and food and sundries.
Our gross margin percentage increased 21 basis points compared to the first half of 2015. Most of the improvement was from the impact of gasoline price deflation on net sales. Excluding this impact, gross margin as a percentage of adjusted net sales was 11.07%, an increase of two basis points from the prior year. This increase was predominately due to a positive contribution from our warehouse ancillary and other businesses of six basis points, primarily online and hearing aid businesses. This increase was partially offset by a beneficial non-recurring legal settlement in the first quarter of 2015 of three basis points and a decrease in our core merchandise category of two basis points as a result of lower bounty revenue earned for new co-branded credit card sign-ups in the U.S. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $221 in the first half of 2016.
Gross margin on a segment basis, when expressed as a percentage of the segment’s own sales and excluding the impact of gasoline price deflation on net sales, increased in our U.S. operations, predominately due to increases in hardlines, softlines, and warehouse ancillary and other businesses, partially offset by the reduced bounty revenue and non-recurring legal settlement discussed above. The segment gross margin percentage in our Canadian operations decreased across all merchandise categories. The segment gross margin percentage in our Other International operations decreased due to lower margin percentages across all core merchandise categories except fresh foods, which was higher.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
SG&A expenses	$2,835	$2,671	$5,641	$5,367
SG&A expenses as a percentage of net sales	10.28%	9.94%	10.41%	10.10%
Quarterly Results
SG&A expenses as a percentage of net sales increased 34 basis points compared to the second quarter of 2015. Excluding the negative impact of gasoline price deflation on net sales, SG&A expenses as a percentage

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

of adjusted net sales were 10.21%, an increase of 27 basis points. This increase was largely due to an increase in warehouse operating costs of 16 basis points, primarily from higher employee benefit and payroll expenses in our U.S. operations and higher bank fees in our Other International operations. This increase was partially offset by improvements in employee payroll and benefit expenses in our Canadian operations. Central operating costs were higher by seven basis points, due to costs associated with our information systems modernization of two basis points, including increased depreciation for projects placed in service, incurred by our U.S. operations. Central operating costs were also negatively impacted by three basis points due to several non-recurring items. Stock compensation expense was higher by four basis points, due to appreciation in the trading price of our stock at the time of grant. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $75 in the second quarter of 2016.
Year-to-date Results
SG&A expenses as a percentage of net sales increased 31 basis points compared to the first half of 2015, mostly due to the negative impact of gasoline price deflation on net sales. Excluding this impact, SG&A expenses as a percentage of adjusted net sales were 10.23%, an increase of 13 basis points. This increase was largely due to higher stock compensation expense of seven basis points, due to appreciation in the trading price of our stock at the time of grant and early vesting for long service. Central operating costs were higher by six basis points, predominantly due to costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations. Charges for non-recurring legal and regulatory matters during the first quarter of 2016 also negatively impacted SG&A expenses by four basis points. These increases were partially offset by improvements in our warehouse operating costs of four basis points, primarily due to lower employee payroll and benefit expenses in our Canadian operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $164 in the first half of 2016.
Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Preopening expenses	$10	$9	$36	$24
Warehouse openings, including relocations
United States(1)	1	0	10	7
Canada	0	0	1	0
Other International	0	0	3	2
Total warehouse openings, including relocations	1	0	14	9
 _______________

(1)	Includes two relocations in the first quarter of 2016 and one relocation in the first quarter of 2015.
Preopening expenses include costs for startup operations related to new warehouses, development in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. For the remainder of fiscal 2016, we are expecting to open up to 20 additional warehouses, including two relocations, compared to 17 warehouses opened in the remainder of fiscal 2015, which included one relocation and the conversion of a warehouse to a business center.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Interest expense	$31	$27	$64	$53
Interest expense is primarily related to Senior Notes issued by the Company. The increase in interest expense is primarily due to the Senior Notes issued in February 2015.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Interest income	$7	$15	$16	$28
Foreign-currency transaction gains, net	6	2	24	23
Other, net	3	3	4	4
Interest income and other, net	$16	$20	$44	$55
The decrease in interest income in the second quarter and first half of 2016 is attributable to lower average cash and investment balances. This is due to the payment of the special cash dividend in the third quarter of 2015 and the payment of the outstanding principal balance and interest on the 0.65% Senior Notes in the second quarter of 2016 (see discussion in Part I, Item 1, Note 4 of this Report). Foreign-currency transaction gains, net include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 14, 2016	February 15, 2015	February 14, 2016	February 15, 2015
Provision for income taxes	$286	$263	$561	$537
Effective tax rate	34.0%	30.2%	35.0%	32.6%
The effective tax rate for the second quarter of 2016 was positively impacted by immaterial discrete net tax benefits. Our provision for income taxes in the second quarter and first half of 2015 was favorably impacted by discrete net tax benefits of $45 and $44, respectively, primarily due to a $57 tax benefit recorded in the second quarter of 2015 in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares were deductible for U.S. income tax purposes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 14, 2016	February 15, 2015
Net cash provided by operating activities	$1,602	$2,028
Net cash used in investing activities	(952)	(1,180)
Net cash used in financing activities	(1,787)	(373)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $4,855 and $6,419 at February 14, 2016, and August 30, 2015, respectively. Of these balances, approximately $1,189 and $1,243 represented debit and credit card receivables at the end of the second quarter of 2016 and of fiscal year 2015, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year. Our cash flows were negatively impacted by changes in foreign exchange rates by $31 and $347 in the first half of 2016 and 2015, respectively.
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
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,305 at February 14, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $1,602 in the first half of 2016, compared to $2,028 in the first half of 2015. Cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes. The decrease in net cash provided by operating activities for the first half of 2016 when compared to the first half of 2015 was primarily due to the timing of payments to merchandise vendors.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $952 in the first half of 2016 compared to $1,180 in the first half of 2015. Our cash flow used in investing activities is primarily related to funding warehouse expansion and remodeling activities. Net cash flows from investing activities also includes purchases and maturities of short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Capital Expenditure Plans
We opened 12 new warehouses and relocated two warehouses in the first half of 2016 and plan to open up to 18 new warehouses and relocate up to two warehouses for the remainder of fiscal 2016. Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first half of 2016, we spent approximately $1,339, and it is our current intention to spend approximately $2,800 to $3,000 during fiscal 2016. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,787 in the first half of 2016 compared to $373 in the first half of 2015. Cash flow used in financing activities primarily related to the $1,200 repayment of our 0.65% Senior Notes on December 7, 2015.
Stock Repurchase Programs
During the first half of 2016 and 2015, we repurchased 1,429,000 and 781,000 shares of common stock, at an average price of $146.79 and $140.23, totaling approximately $210 and $110, respectively. The amount available for stock repurchases under our approved plan was $3,489 at February 14, 2016. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.40 per share, or $1.60 per share on an annualized basis. On January 29, 2016, our Board of Directors declared a quarterly dividend of $0.40 per share payable to shareholders of record on February 12, 2016. The dividend was paid on February 26, 2016.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of February 14, 2016, we had borrowing capacity within these facilities of $441, of which $371 was maintained by our international operations. Of the $371, $186 is guaranteed by the Company. There were $106 outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2016, and none at the end of 2015.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $148. The outstanding commitments under these facilities at the end of the second quarter of 2016 totaled $96, including $90 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
Contractual Obligations
Other than the repayment of the Senior Notes described above, as of the date of this Report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.

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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2016 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 23, 2015 - December 20, 2015	11,000	$159.20	11,000	$3,567
December 21, 2015 - January 17, 2016	138,000	154.55	138,000	3,546
January 18, 2016 - February 14, 2016	382,000	148.13	382,000	3,489
Total second quarter	531,000	$150.02	531,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	2/15/2015	3/11/2015

3.2	Bylaws of the registrant		8-K		8/24/2010

10.1*	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
* Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether they should be granted confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 9, 2016	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 9, 2016	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director