Form 10-Q
period 2016-05-08
COSTCO WHOLESALE CORP /NEW
filed 2016-06-01
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 8, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of May 25, 2016 was 438,065,563.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 8, 2016	August 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,884	$4,801
Short-term investments	1,137	1,618
Receivables, net	1,300	1,224
Merchandise inventories	8,927	8,908
Other current assets	294	228
Total current assets	16,542	16,779
PROPERTY AND EQUIPMENT
Land	5,266	4,961
Buildings and improvements	13,645	12,618
Equipment and fixtures	5,834	5,274
Construction in progress	707	811
	25,452	23,664
Less accumulated depreciation and amortization	(8,961)	(8,263)
Net property and equipment	16,491	15,401
OTHER ASSETS	840	837
TOTAL ASSETS	$33,873	$33,017
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,828	$9,011
Current portion of long-term debt	1,193	1,283
Accrued salaries and benefits	2,398	2,468
Accrued member rewards	861	813
Deferred membership fees	1,416	1,269
Other current liabilities	2,303	1,695
Total current liabilities	16,999	16,539
LONG-TERM DEBT, excluding current portion	3,921	4,852
OTHER LIABILITIES	1,205	783
Total liabilities	22,125	22,174
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 438,368,000 and 437,952,000 shares issued and outstanding	2	2
Additional paid-in capital	5,404	5,218
Accumulated other comprehensive loss	(1,126)	(1,121)
Retained earnings	7,225	6,518
Total Costco stockholders’ equity	11,505	10,617
Noncontrolling interests	243	226
Total equity	11,748	10,843
TOTAL LIABILITIES AND EQUITY	$33,873	$33,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
REVENUE
Net sales	$26,151	$25,517	$80,345	$78,673
Membership fees	618	584	1,814	1,748
Total revenue	26,769	26,101	82,159	80,421
OPERATING EXPENSES
Merchandise costs	23,162	22,687	71,252	69,969
Selling, general and administrative	2,731	2,579	8,372	7,946
Preopening expenses	18	14	54	38
Operating income	858	821	2,481	2,468
OTHER INCOME (EXPENSE)
Interest expense	(30)	(31)	(94)	(84)
Interest income and other, net	7	9	51	64
INCOME BEFORE INCOME TAXES	835	799	2,438	2,448
Provision for income taxes	286	280	847	817
Net income including noncontrolling interests	549	519	1,591	1,631
Net income attributable to noncontrolling interests	(4)	(3)	(20)	(21)
NET INCOME ATTRIBUTABLE TO COSTCO	$545	$516	$1,571	$1,610
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.24	$1.17	$3.58	$3.66
Diluted	$1.24	$1.17	$3.56	$3.64
Shares used in calculation (000’s):
Basic	438,815	440,070	438,930	439,733
Diluted	441,066	443,132	441,321	442,721
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.40	$1.25	$6.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$549	$519	$1,591	$1,631
Foreign-currency translation adjustment and other, net	224	76	(5)	(656)
Comprehensive income	773	595	1,586	975
Less: Comprehensive income attributable to noncontrolling interests	10	8	20	15
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$763	$587	$1,566	$960

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 8, 2016	May 10, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,591	$1,631
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	847	776
Stock-based compensation	362	301
Excess tax benefits on stock-based awards	(74)	(84)
Other non-cash operating activities, net	25	12
Deferred income taxes	158	(42)
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	8	(680)
(Decrease) increase in accounts payable	(48)	786
Other operating assets and liabilities, net	592	557
Net cash provided by operating activities	3,461	3,257
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(787)	(1,033)
Maturities and sales of short-term investments	1,268	860
Additions to property and equipment	(1,800)	(1,588)
Other investing activities, net	(1)	(14)
Net cash used in investing activities	(1,320)	(1,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(127)	(128)
Repayments of short-term borrowings	(102)	0
Proceeds from short-term borrowings	102	52
Proceeds from issuance of long-term debt	94	1,037
Repayments of long-term debt	(1,200)	(8)
Minimum tax withholdings on stock-based awards	(219)	(178)
Excess tax benefits on stock-based awards	74	84
Repurchases of common stock	(350)	(225)
Cash dividend payments	(352)	(2,514)
Other financing activities, net	(8)	37
Net cash used in financing activities	(2,088)	(1,843)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	30	(314)
Net increase (decrease) in cash and cash equivalents	83	(675)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,801	5,738
CASH AND CASH EQUIVALENTS END OF PERIOD	$4,884	$5,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $12 and $9 interest capitalized in 2016 and 2015, respectively)	$93	$93
Income taxes, net	$545	$609
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$197	$176

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and select private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 8, 2016, Costco operated 705 warehouses worldwide: 493 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 90 Canada locations, 36 Mexico locations, 27 United Kingdom (U.K.) locations, 25 Japan locations, 12 Korea locations, 12 Taiwan locations, eight Australia locations and two Spain locations. The Company's online business operates websites in the U.S., Canada, U.K., Mexico, Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the third quarters of 2016 and 2015 relate to the 12-week fiscal quarters ended May 8, 2016, and May 10, 2015, respectively. References to the first thirty-six weeks of 2016 and 2015 relate to the thirty-six weeks ended May 8, 2016, and May 10, 2015, respectively.
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
Due to overall net deflationary trends in the third quarter and first thirty-six weeks of 2016, a benefit of $13 and $33 was recorded to merchandise costs, respectively, to reduce the cumulative LIFO valuation on merchandise inventories. A benefit of $7 and $13 was recorded to merchandise costs in the third quarter and first thirty-six weeks of 2015, respectively. At May 8, 2016, and August 30, 2015, the cumulative impact of the LIFO valuation on merchandise inventories was $49 and $82, respectively.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $775 and $889 at May 8, 2016, and August 30, 2015, respectively.
While the Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship, there can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of May 8, 2016, and August 30, 2015.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were a net loss of $11 and $17 in the third quarter and first thirty-six weeks of 2016,

Note 1—Summary of Significant Accounting Policies (Continued)

respectively, as compared to a net loss of $15 and an immaterial net loss for the third quarter and first thirty-six weeks of 2015, respectively.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in an immaterial net gain and a $34 net gain in the third quarter and first thirty-six weeks of 2016, respectively, as compared to a net gain of $12 and $24 in the third quarter and first thirty-six weeks of 2015, respectively.
Stock Repurchase Programs
Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted by allocation to additional paid-in capital and retained earnings. The amount allocated to additional paid-in capital is the current value of additional paid-in capital per share outstanding and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings. See Note 5 for additional information.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of deferred tax assets and liabilities by jurisdiction, along with any related valuation allowance. The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet on either a prospective or retrospective basis. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt the guidance at the beginning of the second quarter of fiscal year 2016 on a retrospective basis and reclassified deferred tax assets and liabilities from current to non-current. The reclassifications reduced other current assets and other liabilities by $520 and $410, respectively, increased other assets by $109, and had a nominal impact on other current liabilities in the accompanying condensed consolidated balance sheet for the fiscal year ended August 30, 2015. Adoption of this guidance also had a nominal impact on the total assets by segment as disclosed in Note 9.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by recording deferred debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt the guidance at the beginning of its first quarter of fiscal year 2016 on a retrospective basis. The Company reclassified deferred issuance costs from other assets to the respective debt liability. Adoption of this guidance and prior fiscal year reclassifications had an immaterial impact on previously reported consolidated financial statements.

Note 1—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019.
In February 2016, the FASB issued new guidance on leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020.
In March 2016, the FASB issued new guidance on stock compensation, which is intended to simplify accounting for share-based payment transactions. The guidance will change several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted.
The Company is evaluating the impact of these standards on its consolidated financial statements and disclosures.
Note 2—Investments
Major categories of investments have not materially changed from the annual reporting period ended August 30, 2015. The Company’s investments were as follows:

May 8, 2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$909	$8	$917
Asset and mortgage-backed securities	2	0	2
Total available-for-sale	911	8	919
Held-to-maturity:
Certificates of deposit	218		218
Total short-term investments	$1,129	$8	$1,137

August 30, 2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,394	$4	$1,398
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,399	4	1,403
Held-to-maturity:
Certificates of deposit	215		215
Total short-term investments	$1,614	$4	$1,618

Note 2—Investments (Continued)

At May 8, 2016, there were no available-for-sale securities with continuous unrealized-loss positions. At August 30, 2015, available-for-sale securities that were in continuous unrealized-loss positions were not material. During the third quarter and first thirty-six weeks of 2016 and 2015, there were no unrealized gains and losses on cash and cash equivalents.
The proceeds from sales of available-for-sale securities were $49 and $104 during the third quarter of 2016 and 2015, respectively, and $238 and $171 during the first thirty-six weeks of 2016 and 2015, respectively. Gross realized gains or losses from sales of available-for-sale securities during the third quarter and first thirty-six weeks of 2016 and 2015 were not material.
The maturities of available-for-sale and held-to-maturity securities at May 8, 2016, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$253	$253	$218
Due after one year through five years	612	618	0
Due after five years	46	48	0
	$911	$919	$218
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

May 8, 2016:	Level 1	Level 2
Money market mutual funds(1)	$215	$0
Investment in government and agency securities	0	917
Investment in asset and mortgage-backed securities	0	2
Forward foreign-exchange contracts, in asset position(2)	0	5
Forward foreign-exchange contracts, in (liability) position(2)	0	(10)
Total	$215	$914

August 30, 2015:	Level 1	Level 2
Money market mutual funds(1)	$306	$0
Investment in government and agency securities	0	1,398
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(4)
Total	$306	$1,415
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

At May 8, 2016, and August 30, 2015, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no financial assets or liabilities measured

Note 3—Fair Value Measurement (Continued)

on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the third quarter or first thirty-six weeks of 2016 or 2015.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during the third quarter or first thirty-six weeks of 2016 or 2015.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to nonfinancial assets during the third quarter or first thirty-six weeks of 2016. There were no fair value adjustments to nonfinancial assets during the third quarter of 2015 and these adjustments were immaterial during the first thirty-six weeks of 2015.
Note 4—Debt
The estimated fair value of the Company’s debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	May 8, 2016		August 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$0	$0	$1,200	$1,201
5.5% Senior Notes due March 2017	1,099	1,144	1,099	1,171
1.125% Senior Notes due December 2017	1,099	1,105	1,098	1,097
1.7% Senior Notes due December 2019	1,196	1,219	1,195	1,186
1.75% Senior Notes due February 2020	498	508	497	494
2.25% Senior Notes due February 2022	496	512	496	484
Other long-term debt	726	756	550	555
Total long-term debt	5,114	5,244	6,135	6,188
Less current portion	1,193	1,238	1,283	1,284
Long-term debt, excluding current portion	$3,921	$4,006	$4,852	$4,904
On December 7, 2015, the Company paid the outstanding principal balance and interest on the 0.65% Senior Notes with existing sources of cash and cash equivalents and short-term investments.
On March 31, 2016, the Company's Japanese subsidiary issued approximately $103 of 0.63% Guaranteed Senior Notes through a private placement. Interest is payable semi-annually, and principal is due in March 2026. These notes are valued using Level 3 inputs.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.45 per share, compared to $0.40 per share in the third quarter of 2015. On April 14, 2016, the Board of Directors declared a quarterly cash dividend in the amount of $0.45 per share, which was paid subsequent to the end of the third quarter, on May 13, 2016.

Note 5—Equity and Comprehensive Income (Continued)

Stock Repurchase Programs
Stock repurchase activity during the third quarter and first thirty-six weeks of 2016 and 2015 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Third quarter of 2016	899	$151.57	$136
First thirty-six weeks of 2016	2,328	$148.64	$346

Third quarter of 2015	839	$147.89	$124
First thirty-six weeks of 2015	1,620	$144.20	$234
The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $3,353 at May 8, 2016. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2015	$10,617	$226	$10,843
Comprehensive income:
Net income	1,571	20	1,591
Foreign-currency translation adjustment and other, net	(5)	0	(5)
Comprehensive income	1,566	20	1,586
Stock-based compensation	362	0	362
Release of vested restricted stock units (RSUs), including tax effects	(145)	0	(145)
Repurchases of common stock	(346)	0	(346)
Cash dividends declared	(549)	0	(549)
Distribution to noncontrolling interest	0	(3)	(3)
Equity at May 8, 2016	$11,505	$243	$11,748

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 31, 2014	$12,303	$212	$12,515
Comprehensive income:
Net income	1,610	21	1,631
Foreign-currency translation adjustment and other, net	(650)	(6)	(656)
Comprehensive income	960	15	975
Stock-based compensation	301	0	301
Stock options exercised, including tax effects	68	0	68
Release of vested RSUs, including tax effects	(121)	0	(121)
Repurchases of common stock	(234)	0	(234)
Cash dividends declared	(2,690)	0	(2,690)
Equity at May 10, 2015	$10,587	$227	$10,814
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
Summary of Restricted Stock Unit Activity
At May 8, 2016, 15,032,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,927,000 time-based RSUs, which vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first thirty-six weeks of 2016:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 30, 2015	9,233	$99.72
Granted	3,521	153.46
Vested and delivered	(4,134)	102.41
Forfeited	(245)	114.74
Outstanding at May 8, 2016	8,375	$120.55
The remaining unrecognized compensation cost related to non-vested RSUs at May 8, 2016 was $797, and the weighted-average period over which this cost will be recognized is 1.7 years.

Note 6—Stock-Based Compensation (Continued)

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Stock-based compensation expense before income taxes	$75	$65	$362	$301
Less recognized income tax benefit	(23)	(21)	(120)	(101)
Stock-based compensation expense, net of income taxes	$52	$44	$242	$200
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Net income available to common stockholders used in basic and diluted net income per common share	$545	$516	$1,571	$1,610
Weighted average number of common shares used in basic net income per common share	438,815	440,070	438,930	439,733
RSUs	2,241	3,050	2,380	2,976
Conversion of convertible notes	10	12	11	12
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,066	443,132	441,321	442,721

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 8, 2016
Total revenue	$19,528	$3,869	$3,372	$26,769
Operating income	539	185	134	858
Depreciation and amortization	220	26	45	291
Additions to property and equipment	335	41	85	461
Twelve Weeks Ended May 10, 2015
Total revenue	$19,141	$3,778	$3,182	$26,101
Operating income	551	164	106	821
Depreciation and amortization	199	27	36	262
Additions to property and equipment	302	25	94	421
Thirty-six Weeks Ended May 8, 2016
Total revenue	$60,016	$11,542	$10,601	$82,159
Operating income	1,542	524	415	2,481
Depreciation and amortization	636	75	136	847
Additions to property and equipment	1,252	112	436	1,800
Net property and equipment	11,466	1,449	3,576	16,491
Total assets	23,652	3,373	6,848	33,873
Thirty-six Weeks Ended May 10, 2015
Total revenue	$58,201	$12,010	$10,210	$80,421
Operating income	1,540	538	390	2,468
Depreciation and amortization	580	85	111	776
Additions to property and equipment	1,065	103	420	1,588
Net property and equipment	10,494	1,503	3,086	15,083
Total assets	22,973	3,859	6,277	33,109
Year Ended August 30, 2015
Total revenue	$84,351	$17,341	$14,507	$116,199
Operating income	2,308	771	545	3,624
Depreciation and amortization	848	119	160	1,127
Additions to property and equipment	1,574	148	671	2,393
Net property and equipment	10,815	1,381	3,205	15,401
Total assets	22,988	3,608	6,421	33,017

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, increases in comparable warehouse sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in the Company's public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

difference between the current period's currency exchange rates and that of the comparable prior period. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current period's average price per gallon sold and that of the comparable prior period.
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2016 and 2015 relate to the twelve-week fiscal quarters ended May 8, 2016, and May 10, 2015, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the third quarter of 2016 as compared to the third quarter of 2015 include:

•	We opened seven net new warehouses, five in the U.S. and two in our Other International operating segment, compared to two net new warehouses in 2015;

•
Net sales increased 2% to $26,151, driven by sales at new warehouses opened since the end of the third quarter of fiscal 2015, while comparable sales were flat. Net and comparable sales results were negatively impacted by decreases in the price of gasoline and changes in certain foreign currencies relative to the U.S. dollar;

•	Membership fee revenue increased 6% to $618, primarily due to sign-ups at existing and new warehouses and executive membership upgrades;

•	Gross margin percentage increased 34 basis points, primarily from the impact of gasoline price deflation on net sales;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 33 basis points, primarily from the impact of gasoline price deflation on net sales;

•	Net income increased 5% to $545, or $1.24 per diluted share, compared to $516, or $1.17 per diluted share in 2015;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.03, primarily due to changes in the Canadian dollar and Mexican peso; and

•	On April 14, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.45 per share, which was paid subsequent to the end of the third quarter of 2016.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Net Sales	$26,151	$25,517	$80,345	$78,673
Changes in net sales:
U.S.	2%	3%	3%	5%
Canada	2%	(4)%	(4)%	(1)%
Other International	6%	(1)%	4%	5%
Total Company	2%	1%	2%	4%
Changes in comparable sales:
U.S.	0%	1%	2%	4%
Canada	1%	(6)%	(5)%	(3)%
Other International	(2)%	(6)%	(4)%	(2)%
Total Company	0%	(1)%	0%	2%
Increases in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	3%	5%	4%	7%
Canada	8%	9%	9%	9%
Other International	3%	4%	5%	5%
Total Company	3%	6%	5%	7%
Net Sales
Net sales increased $634 or 2%, and $1,672 or 2% during the third quarter and first thirty-six weeks of 2016, respectively, compared to the third quarter and first thirty-six weeks of 2015. This increase was attributable to sales at the 32 net new warehouses opened since the end of the third quarter of 2015. Comparable sales in the third quarter and first thirty-six weeks of 2016 were flat.
During the third quarter of 2016, changes in gasoline prices negatively impacted net sales by approximately $483, or 189 basis points, due to a 20% decrease in average sales price per gallon. Net sales were also negatively impacted by changes in foreign currencies relative to the U.S. dollar by $372, or 146 basis points, compared to the third quarter of 2015. The negative impact was primarily Canada of $208 and Mexico of $101.
During the first thirty-six weeks of 2016, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $2,426, or 308 basis points, compared to the first thirty-six weeks of 2015. The negative impact was attributable to all foreign countries in which we operate, predominantly Canada of $1,525, Mexico of $420 and Korea of $169. Changes in gasoline prices negatively impacted net sales by approximately $1,431, or 182 basis points, due to a 19% decrease in the average sales price per gallon.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Comparable Sales
Comparable sales were flat in the third quarter and first thirty-six weeks of 2016. Comparable sales were positively impacted by an increase in shopping frequency, offset by the negative impacts of changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices in both the third quarter and first thirty-six weeks of 2016. The average ticket was also negatively impacted by these items. Comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Membership fees	$618	$584	$1,814	$1,748
Membership fees as a percentage of net sales	2.36%	2.29%	2.26%	2.22%
Total paid members as of quarter end (000's)	46,900	43,700	—	—
Total cardholders as of quarter end (000's)	85,500	79,600	—	—
Membership fees increased 6% and 4% in the third quarter and first thirty-six weeks of 2016, respectively. They were adversely impacted by changes in foreign currencies relative to the U.S. dollar by approximately $7 and $49 for the third quarter and first thirty-six weeks of 2016, respectively. Excluding this negative impact, membership fees increased 7% in the third quarter and first thirty-six weeks of 2016, due to sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Our member renewal rates are currently 90% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Net sales	$26,151	$25,517	$80,345	$78,673
Less merchandise costs	23,162	22,687	71,252	69,969
Gross margin	$2,989	$2,830	$9,093	$8,704
Gross margin percentage	11.43%	11.09%	11.32%	11.06%
Quarterly Results
The gross margin of core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 16 basis points. This was attributable to increases in food and sundries, softlines, and hardlines, partially offset by a decrease in fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased 34 basis points compared to the third quarter of 2015. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.22%, an increase of 13 basis points from the third quarter of 2015. This increase was predominantly due to non-recurring legal settlements of seven basis points, a positive contribution from our warehouse ancillary and other businesses of four basis points, primarily our gasoline business, and a larger LIFO benefit in the current quarter compared to the third quarter of 2015, which contributed two basis points. These increases

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

were partially offset by a decrease in our core merchandise categories of two basis points as a result of lower bounty revenue earned for new co-branded credit card sign-ups in the U.S. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $40 in the third quarter of 2016.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of gasoline price deflation on net sales (segment gross margin percentage), increased in our U.S. operations, primarily due to: the non-recurring legal settlements discussed above; increases in our core merchandise categories, predominantly hardlines and food and sundries; increases in our warehouse ancillary and other businesses, primarily our gasoline business; and the LIFO benefit discussed above. These increases were partially offset by the reduced bounty revenue discussed above. The segment gross margin percentage in our Canadian operations improved due to increases across all core merchandise categories and in our warehouse ancillary and other businesses, primarily our pharmacy and e-commerce businesses. The segment gross margin percentage in our Other International operations improved due to increases in our warehouse ancillary and other businesses, partially offset by decreases across all core merchandise categories except fresh foods, which was higher.
Year-to-date Results
The gross margin of our core merchandise categories, when expressed as a percentage of core merchandise sales, increased 13 basis points, predominantly due to increases in hardlines, softlines, and food and sundries.
Total gross margin percentage increased 26 basis points compared to the first thirty-six weeks of 2015. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.12%, an increase of six basis points from the prior year. This increase was due to a positive contribution from our warehouse ancillary and other businesses of six basis points, primarily our hearing aid and e-commerce businesses, and a larger LIFO benefit compared to the prior year which contributed two basis points. These increases were partially offset by a decrease in our core merchandise categories of two basis points as a result of lower bounty revenue earned for new co-branded credit card sign-ups in the U.S. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by $261 in the first thirty-six weeks of 2016.
The segment gross margin percentage in our U.S. operations improved due to: increases in our core merchandise categories, predominantly hardlines and softlines; increases in our warehouse ancillary and other businesses, primarily our hearing aid and e-commerce businesses; and the LIFO benefit discussed above. These increases were partially offset by the reduced bounty revenue discussed above. The segment gross margin percentage in our Canadian operations decreased due to decreases across all core merchandise categories except hardlines, which was flat, partially offset by increases in our warehouse ancillary and other businesses, primarily our pharmacy and e-commerce businesses. The segment gross margin percentage in our Other International operations decreased due to decreases from all core merchandise categories except for fresh foods, which was higher.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
SG&A expenses	$2,731	$2,579	$8,372	$7,946
SG&A expenses as a percentage of net sales	10.44%	10.11%	10.42%	10.10%
Quarterly Results
SG&A expenses as a percentage of net sales increased 33 basis points compared to the third quarter of 2015. Excluding the negative impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.25%, an increase of 14 basis points. This increase was largely due to an increase in warehouse operating costs of eight basis points, due to higher employee benefit costs, primarily healthcare, and payroll expenses in our U.S. operations. This increase was partially offset by lower payroll expense as a percentage of net sales in our Canadian operations. Central operating costs were higher by four basis points, due to costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations. Stock compensation expense was higher by two basis points. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $29 in the third quarter of 2016.
Year-to-date Results
SG&A expenses as a percentage of net sales increased 32 basis points compared to the first thirty-six weeks of 2015. Excluding the negative impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.24%, an increase of 14 basis points. This increase was largely due to higher stock compensation expense of six basis points, due to appreciation in the trading price of our stock at the time of grant. Central operating costs were higher by six basis points, predominantly due to costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations. Charges for non-recurring legal and regulatory matters during the first quarter of 2016 also negatively impacted SG&A expenses by three basis points. These increases were offset by a net one basis point improvement in our warehouse operating costs, largely due to lower employee payroll and benefit expenses in our Canadian operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $193 in the first thirty-six weeks of 2016.
Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Preopening expenses	$18	$14	$54	$38
Warehouse openings, including relocations
United States	6	1	16	8
Canada	0	1	1	1
Other International	2	2	5	4
Total warehouse openings, including relocations	8	4	22	13

Preopening expenses include costs for startup operations related to new warehouses, including relocations, development in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2016, we expect to open up to 11 additional warehouses, including one relocation, compared to 13 warehouses opened in the the last quarter of fiscal 2015.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Interest expense	$30	$31	$94	$84
Interest expense is primarily related to Senior Notes issued by the Company. The increase in interest expense in the first thirty-six weeks of 2016 is primarily due to the Senior Notes issued in February 2015.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Interest income	$10	$10	$26	$38
Foreign-currency transaction gains, net	(7)	(3)	17	20
Other, net	4	2	8	6
Interest income and other, net	$7	$9	$51	$64
The decrease in interest income in the first thirty-six weeks of 2016 is attributable to lower average cash and investment balances. This is due to the payment of the outstanding principal balance and interest on the 0.65% Senior Notes in the second quarter of 2016 (see discussion in Part I, Item 1, Note 4 of this Report). Foreign-currency transaction gains, net include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 8, 2016	May 10, 2015	May 8, 2016	May 10, 2015
Provision for income taxes	$286	$280	$847	$817
Effective tax rate	34.2%	35.0%	34.7%	33.4%
The effective tax rate for the third quarter of 2016 was positively impacted by immaterial discrete net tax benefits. Our provision for income taxes in the first thirty-six weeks of 2015 was favorably impacted by discrete net tax benefits of $45, primarily due to a $57 tax benefit recorded in the second quarter of 2015 in connection with the special cash dividend paid to employees through our 401(k) Retirement Plan. Dividends paid on these shares were deductible for U.S. income tax purposes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 8, 2016	May 10, 2015
Net cash provided by operating activities	$3,461	$3,257
Net cash used in investing activities	(1,320)	(1,775)
Net cash used in financing activities	(2,088)	(1,843)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,021 and $6,419 at May 8, 2016, and August 30, 2015, respectively. Of these balances, approximately $1,364 and $1,243 represented debit and credit card receivables at the end of the third quarter of 2016 and of fiscal year 2015, respectively, primarily related to sales within the last week of our fiscal quarter or fiscal year. Our cash flows were positively impacted by changes in foreign exchange rates by $30 in the first thirty-six weeks of 2016 and negatively impacted by $314 in the first thirty-six weeks of 2015.
We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, including the remaining undistributed earnings of our Canadian operations, because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings, if repatriated would not result in an adverse tax consequence. Although we have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, we may repatriate such earnings to the extent we can do so without an adverse tax consequence. If we determine that such earnings are no longer indefinitely reinvested, deferred taxes, to the extent required and applicable, are recorded at that time. Earnings in our Canadian operations that were previously determined not to be indefinitely reinvested were repatriated in the third quarter of 2016.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,570 at May 8, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,461 in the first thirty-six weeks of 2016, compared to $3,257 in the first thirty-six weeks of 2015. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit card processing fees, and utilities. Cash used in operations also includes payments for income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,320 in the first thirty-six weeks of 2016 compared to $1,775 in the first thirty-six weeks of 2015. Our cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes purchases and maturities of short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Capital Expenditure Plans
We opened 19 new warehouses and relocated three in the first thirty-six weeks of 2016 and plan to open up to 10 new warehouses and relocate one for the remainder of fiscal 2016. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first thirty-six weeks of 2016, we spent approximately $1,800, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2016. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,088 in the first thirty-six weeks of 2016 compared to $1,843 in the first thirty-six weeks of 2015. Cash used in financing activities primarily related to the $1,200 repayment of our 0.65% Senior Notes on December 7, 2015.
On March 31, 2016, the Company's Japanese subsidiary issued approximately $103 of 0.63% Guaranteed Senior Notes through a private placement. Interest is payable semi-annually, and principal is due in March 2026.
Stock Repurchase Programs
During the first thirty-six weeks of 2016 and 2015, we repurchased 2,328,000 and 1,620,000 shares of common stock, at an average price of $148.64 and $144.20, totaling approximately $346 and $234, respectively. The amount available for stock repurchases under our approved plan was $3,353 at May 8, 2016. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases, and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.45 per share, or $1.80 per share on an annualized basis. On April 14, 2016, our Board of Directors declared a quarterly dividend of $0.45 per share payable to shareholders of record on April 29, 2016. The dividend was paid on May 13, 2016.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of May 8, 2016, we had borrowing capacity within these facilities of $427, of which $357 was maintained by our international operations. Of the $357, $168 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2016 or at the end of 2015.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $149. The outstanding commitments under these facilities at the end of the third quarter of 2016 totaled $94, including $91 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Contractual Obligations
Other than the repayment and issuance of Senior Notes described above, as of the date of this Report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2016 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 15, 2016 - March 13, 2016	277,000	$150.37	277,000	$3,447
March 14, 2016 - April 10, 2016	261,000	153.83	261,000	3,407
April 11, 2016 - May 8, 2016	361,000	150.85	361,000	3,353
Total third quarter	899,000	$151.57	899,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
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

COSTCO WHOLESALE CORPORATION (Registrant)

June 1, 2016	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 1, 2016	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director