Form 10-K
period 2016-08-28
COSTCO WHOLESALE CORP /NEW
filed 2016-10-12
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2016 was $64,810,523,114.
The number of shares outstanding of the registrant’s common stock as of October 4, 2016 was 437,126,569.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2017, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 28, 2016

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, modernization of information systems, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983 in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Australia, Spain, and through majority-owned subsidiaries in Taiwan and Korea. Costco operated 715, 686, and 663 warehouses worldwide at August 28, 2016, August 30, 2015, and August 31, 2014, respectively. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen, four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is an increased level of net sales and earnings during the winter holiday season. References to 2016, 2015, and 2014 relate to the 52-week fiscal years ended August 28, 2016, August 30, 2015, and August 31, 2014, respectively.
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
We buy most of our merchandise directly from manufacturers and route it to a cross-docking consolidation point (depot) or directly to our warehouses. Our depots receive large shipments from manufacturers and quickly ship these goods to our individual warehouses. This process maximizes freight volume and handling efficiencies, eliminating many of the costs associated with traditional multiple-step distribution channels.

Item 1—Business (Continued)

Our average warehouse space is approximately 144,000 square feet, with newer units slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and the availability of low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have limited inventory losses (shrinkage) to amounts well below those of typical discount retail operations.
Marketing activities for new locations generally include community outreach to local businesses in new and existing markets and direct mail to prospective new members. Ongoing promotional programs primarily relate to coupon mailers, The Costco Connection (a magazine we publish for our members), and promotional e-mails to members.
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, thereby reducing labor required. In general, with variations by country, our warehouses accept certain debit and credit cards, co-branded Costco credit cards, cash, or checks.
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit specific items in each product line to fast-selling models, sizes, and colors. We carry an average of approximately 3,700 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items.
We offer merchandise in the following categories:

•	Foods (including dry foods, packaged foods, and groceries)

•	Sundries (including snack foods, candy, alcoholic and nonalcoholic beverages, and cleaning supplies)

•	Hardlines (including major appliances, electronics, health and beauty aids, hardware, and garden and patio)

•	Fresh Foods (including meat, produce, deli, and bakery)

•	Softlines (including apparel and small appliances)

•	Other (including gas stations and pharmacy)
Ancillary businesses within or next to our warehouses provide expanded products and services and encourage members to shop more frequently. We sell gasoline in all countries except Mexico, Korea, and Taiwan and operated 508, 472, and 445 gas stations at the end of 2016, 2015, and 2014, respectively. Ancillary businesses also include optical dispensing centers, food courts, and hearing-aid centers.
Our online businesses, which include e-commerce, business delivery, and travel, operate websites in all countries except Japan, Australia, and Spain. They provide our members additional products and services, typically not found in our warehouses. Net sales for our online business were approximately 4% of our net sales in 2016 and 3% in 2015 and 2014, respectively.
We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We generally have not experienced difficulty in obtaining sufficient quantities of merchandise, and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of

Item 1—Business (Continued)

our business. We also purchase private label merchandise, as long as quality and member demand are comparable and the value to our members is greater as compared to brand-name items.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at any of our warehouses worldwide. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license or other evidence of business existence. Business members have the ability to add additional cardholders (add-ons). Add-ons are not available for Gold Star members. Our annual fee for these memberships is $55 in our U.S. and Canadian operations and varies by country in our Other International operations. All paid memberships include a free household card.
Our member renewal rate was 90% in the U.S. and Canada, and 88% on a worldwide basis in 2016. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2016	2015	2014
Gold Star	36,800	34,000	31,600
Business, including add-ons	10,800	10,600	10,400
Total paid members	47,600	44,600	42,000
Household cards	39,100	36,700	34,400
Total cardholders	86,700	81,300	76,400
Paid cardholders are eligible to upgrade to an Executive membership in the U.S. and Canada, for an additional annual fee of $55, and in Mexico and the U.K., for which the additional annual fee varies. Executive members earn a 2% reward on qualified purchases (up to a maximum reward of $750 per year in our U.S. and Canadian operations and varies in our Other International operations), which can be redeemed only at Costco warehouses. This program also offers (except in Mexico) additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program and check printing services. The services are generally provided by third-parties and vary by state and country. Executive members represented 39% of paid cardholders at the end of 2016, 2015, and 2014. Executive members generally spend more than other members, and where executive memberships are offered the percentage of our net sales attributable to these members continues to increase.
Labor
Our employee count was as follows:

	2016	2015	2014
Full-time employees	126,000	117,000	112,000
Part-time employees	92,000	88,000	83,000
Total employees	218,000	205,000	195,000
Approximately 15,000 employees, in a minority of our locations, are represented by the International Brotherhood of Teamsters. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, department and specialty stores, gasoline stations, internet retailers, and operators selling a single category or narrow range of merchandise. Competitors such as Wal-Mart, Target, Kroger, and Amazon.com are among our significant general merchandise retail competitors. We also compete with warehouse club operations (primarily Wal-Mart’s Sam’s Club and BJ’s Wholesale Club), and nearly every major U.S. metropolitan area has multiple club operations.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® series of trademarks and our private label brand, Kirkland Signature.® We believe that Kirkland Signature products are premium products, offered to our members at prices that are generally lower than those for similar national brand products and that they help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
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
We have adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge, by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, from this code to the CEO, chief financial officer or principal accounting officer and controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.

Item 1—Business (Continued)

Executive Officers of the Registrant
The executive officers of Costco, their position, and ages are listed below. All executive officers have 25 or more years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	64
Jeffrey H. Brotman	Chairman of the Board. Mr. Brotman is a co-founder of Costco and has been a director since its inception.	1983	74
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	60
Franz E. Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations from 2006 to September 2012.	2012	69
John D. McKay	Executive Vice President, Chief Operating Officer, Northern Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	59
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development from 2001 until March 2010.	2001	65
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	63
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994, and has been the Chief Diversity Officer since 2010.	1994	64
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label from 1995 to December 2012.	2013	64
Ron M. Vachris	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Vachris was Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region from 2010 to July 2015.	2016	51
Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest Division and Mexico.	1993	67

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 84% of net sales and operating income in 2016, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 31% of U.S. net sales in 2016. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality products and innovative new products to retain our existing member base and attract new members.
We may be unsuccessful implementing our growth strategy, including expanding our business, both in existing markets and in new markets, which could have an adverse impact on our business, financial condition and results of operations.
Our growth is dependent, in part, on our ability to acquire property and build or lease new warehouses and regional depots. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses and depots, as well as local community actions opposed to the location of our warehouses or depots at specific sites and the adoption of local laws restricting our operations and environmental regulations, may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our warehouses and depots. We also may have difficulty negotiating leases or purchase agreements on acceptable terms. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us, within their jurisdictions. Failure to effectively manage these and other similar factors may affect our ability to timely build or lease and operate new warehouses and depots, which could have a material adverse effect on our future growth and profitability.
We seek to expand in existing markets to attain a greater overall market share. A new warehouse may draw members away from our existing warehouses and adversely affect comparable sales performance and member traffic at those existing warehouses.
We also intend to continue to open warehouses in new markets. Associated risks include: difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lack of familiarity with local member preferences, and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that our new warehouses and new websites will be profitably deployed and, as a result, our future profitability could be delayed or otherwise materially adversely affected.

Item 1A—Risk Factors (Continued)

Our failure to maintain membership loyalty and brand recognition could adversely affect our results of operations.
Membership loyalty and growth are essential to our business model. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Damage to our brands or reputation may negatively impact comparable sales, diminish member trust, and reduce member renewal rates and, accordingly, net sales and membership fee revenue, negatively impacting our results of operations.
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
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes and hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems may result in delays in the delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members.
We rely extensively on computer systems to process transactions, compile results, and manage our business. Failure or disruption of our primary and back-up systems could adversely affect our business. A failure to adequately update our existing systems and implement new systems could harm our business and adversely affect our results of operations.
Given the very high volume of transactions we process each year it is important that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business and results of operations.
We are currently making, and will continue to make, significant technology investments to improve or replace critical information systems and processing. Failure to monitor and choose the right investments and implement them at the right pace would be harmful. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

Item 1A—Risk Factors (Continued)

If we do not maintain the privacy and security of member-related and other business information, we could damage our reputation with members, incur substantial additional costs, and become subject to litigation.
We receive, retain, and transmit personal information about our members and entrust that information to third-party business associates, including cloud service providers that perform activities for us. Our warehouse and online businesses depend upon the secure transmission of encrypted confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of our business associates, that results in our members' information being obtained by unauthorized persons, could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a breach could require that we expend significant additional resources related to the security of information systems and could disrupt our operations.
The use of data by our business and our business associates is regulated at the national and state or local level in all of our operating countries. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we or those with whom we share information fail to comply with these laws and regulations, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.
Our security measures may be undermined due to the actions of outside parties, employee error, internal or external malfeasance, or otherwise, and, as a result an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.
We are subject to payment-related risks.
We accept payments using a variety of methods, including cash and checks, a select variety of credit and debit cards, and our proprietary cash card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards, and our proprietary cash card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. As of October 1, 2015, the payment card industry shifted the liability of certain credit card transactions to retailers who are not able to process Europay, MasterCard, Visa (“EMV”) chip enabled card transactions. As a result, before our implementation of the EVM technology is complete, we may be liable for costs incurred by payment card issuing banks or other third parties for fraudulent transactions initiated through EMV chip enabled cards before our implementation of EMV chip technology. Implementation of the EMV chip technology and receipt of final certification is subject to hardware installation, software modification, and certification with our third-party transaction service providers. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.

Item 1A—Risk Factors (Continued)

We might sell unsafe products, resulting in illness or injury to our members, harm to our reputation, and litigation.
If our merchandise offerings, including food and prepared food products for human consumption, drugs, children's products, pet products, and durable goods, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs, and legal and reputational losses. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our vendors are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, related negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long term.
We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources and animal welfare) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on net sales, gross margin and operating income.
If we do not successfully develop and maintain a relevant multichannel experience for our members, our results of operations could be adversely impacted.
Multichannel retailing is rapidly evolving and we must keep pace with changing member expectations and new developments by our competitors. Our members, especially younger members, are increasingly using computers, tablets, mobile phones, and other devices to shop and to interact with us through social media. As part of our multichannel strategy, we are making technology investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
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

Item 1A—Risk Factors (Continued)

Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse club operators, supermarkets, supercenters, department and specialty stores, gasoline stations, and internet retailers. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop with digital devices, which has enhanced competition. Some competitors may have greater financial resources, better access to merchandise and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes related to government fiscal and tax policies, sovereign debt crises, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by the outbreak of war, acts of terrorism, or other significant national or international events.
Vendors may be unable to supply us with quality merchandise at the right prices in a timely manner or may fail to adhere to our high standards, resulting in adverse effects on our business, merchandise inventories, sales, and profit margins.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal, regulatory, labor, environmental or animal welfare standards. These deficiencies

Item 1A—Risk Factors (Continued)

may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation, and otherwise damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.
Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2016, our international operations, including Canada, generated 27% and 39% of our net sales and operating income, respectively. Our international operations have accounted for an increasingly larger portion of our warehouses and we plan to continue expanding them. Our operations in countries other than the U.S. are conducted primarily in the local currencies of those countries. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the financial statements of our international operations from local currencies into U.S. dollars using exchange rates for the current period. Future fluctuations in currency exchange rates over time that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operating segments and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
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
Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses or depots, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots within the countries in which we operate, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
Factors associated with climate change could adversely affect our business.
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Increased U.S. and foreign government and agency regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs that could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which also could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes, and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs and resulting damage to our properties may not be fully insured.

Item 1A—Risk Factors (Continued)

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable sales growth rates, membership renewal rates, gross margin, earnings, earnings per share, new warehouse openings, or dividend or stock repurchase policies could cause the market price of our stock to decline.
Legal and Regulatory Risks
Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate which could adversely affect our business, financial condition and results of operations.
During 2016, we operated 214 warehouses in eight countries outside of the U.S. and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political conditions, economic conditions, regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and greater difficulty in enforcing intellectual property rights.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Accounting principles and related pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, merchandise inventories, vendor rebates and other vendor consideration, impairment of long-lived assets, self-insurance liabilities, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.
Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in health care cost inflation rates inherent in these claims can affect the amounts recognized. Similarly, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.
We could be subject to additional income tax liabilities.
We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates, adverse outcomes in tax audits, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.

Item 1A—Risk Factors (Continued)

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
Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines, penalties, and remediation costs. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation (see discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these legal proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.
Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
Warehouse Properties
At August 28, 2016 we operated 715 membership warehouses:
NUMBER OF WAREHOUSES

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	407	94	501
Canada	80	11	91
Mexico	36	—	36
United Kingdom	22	6	28
Japan	11	14	25
Korea	5	7	12
Taiwan	—	12	12
Australia	5	3	8
Spain	2	—	2
Total	568	147	715
_______________

(1)	98 of the 147 leases are land-only leases, where Costco owns the building.
The following schedule shows warehouse openings for the past five fiscal years and expected warehouse openings through December 31, 2016:

Openings by Fiscal Year(1)	United States	Canada	Other International	Total	Total Warehouses in Operation
2012 and prior	439	82	87	608	608
2013	12	3	11	26	634
2014	17	3	9	29	663
2015	12	1	10	23	686
2016	21	2	6	29	715
2017 (expected through 12/31/2016)	5	3	—	8	723
Total	506	94	123	723
_______________

(1)	Net of closings and relocations.
At the end of 2016, our warehouses contained approximately 103.2 million square feet of operating floor space: 73.3 million in the U.S.; 12.6 million in Canada; and 17.3 million in Other International locations. Additionally, we operate regional depots for the consolidation and distribution of most merchandise shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses, which includes our online business. We operate 24 depots consisting of approximately 10.1 million square feet. Our executive offices are located in Issaquah, Washington, and we operate 18 regional offices in the U.S., Canada and Other International locations.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.

Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 4, 2016, we had 8,572 stockholders of record. The following table shows the quarterly high and low closing prices as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock.

	Price Range		Cash Dividends Declared
	High	Low
2016:
Fourth Quarter	$169.04	$141.29	$0.450
Third Quarter	158.25	146.44	0.450
Second Quarter	168.87	143.28	0.400
First Quarter	163.10	138.30	0.400
2015:
Fourth Quarter	146.89	132.71	0.400
Third Quarter	153.14	143.05	0.400
Second Quarter	155.92	137.31	5.355	(1)
First Quarter	140.01	121.35	0.355
_______________

(1)	Includes a special cash dividend of $5.00 per share.
Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the fourth quarter of fiscal 2016 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 9—June 5, 2016	416,000	$146.08	416,000	$3,292
June 6—July 3, 2016	234,000	154.81	234,000	$3,256
July 4—July 31, 2016	66,000	164.12	66,000	$3,245
August 1—August 28, 2016	140,000	167.34	140,000	$3,222
Total fourth quarter	856,000	$153.34	856,000
_______________

(1)	Our repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2015, which expires in April 2019.

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share data)

	Aug. 28, 2016	Aug. 30, 2015	Aug. 31, 2014	Sept. 1, 2013	Sept. 2, 2012
As of and for the year ended	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
RESULTS OF OPERATIONS
Net sales	$116,073	$113,666	$110,212	$102,870	$97,062
Membership fees	2,646	2,533	2,428	2,286	2,075
Gross margin(1) as a percentage of net sales	11.35%	11.09%	10.66%	10.62%	10.55%
Selling, general and administrative expenses as a percentage of net sales	10.40%	10.07%	9.89%	9.82%	9.81%
Operating income	$3,672	$3,624	$3,220	$3,053	$2,759
Net income attributable to Costco(2)	2,350	2,377	2,058	2,039	1,709
Net income per diluted common share attributable to Costco	5.33	5.37	4.65	4.63	3.89
Cash dividends declared per common share	1.70	6.51	1.33	8.17	1.03
Changes in comparable sales(3)
United States	1%	3%	5%	6%	7%
Canada	(3)%	(5)%	2%	9%	8%
Other International	(3)%	(3)%	3%	1%	3%
Total Company	0%	1%	4%	6%	7%
Increase in Total Company comparable sales excluding the impact of changes in foreign currency and gasoline prices	4%	7%	6%	6%	6%
BALANCE SHEET DATA
Net property and equipment	$17,043	$15,401	$14,830	$13,881	$12,961
Total assets	33,163	33,017	32,662	29,936	26,827
Long-term debt, excluding current portion	4,061	4,852	5,084	4,986	1,380
Costco stockholders’ equity	$12,079	$10,617	$12,303	$10,833	$12,361
WAREHOUSE INFORMATION
Warehouses in Operation
Beginning of year	686	663	634	608	592
Opened(4)	33	26	30	26	17
Closed(4)	(4)	(3)	(1)	0	(1)
End of year	715	686	663	634	608
MEMBERSHIP INFORMATION
Total paid members (000's)	47,600	44,600	42,000	39,000	36,900
_______________

(1)	Net sales less merchandise costs.

(2)
Includes 50% of the results of Costco Mexico's operations in fiscal 2012 prior to the July acquisition of our former joint venture partner's 50% equity interest. The remainder of fiscal 2012 and thereafter include 100% of Costco Mexico's results of operations.

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
We believe that the most important driver of our profitability is sales growth, particularly comparable sales growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
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
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our online business growth both domestically and internationally has also increased our sales.
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase penetration of our Executive members, and sustain high renewal rates, materially influences our profitability.
Our financial performance depends heavily on our ability to control costs. While we believe that we have achieved successes in this area historically, some significant costs are partially outside our control, most particularly health care and utility expenses. With respect to expenses relating to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the income statement, particularly merchandise costs and selling, general and administrative expenses, can have substantial impacts on net income.
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the consolidated financial statements included in Item 8 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less or no direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business in all countries except Mexico, Korea, and Taiwan.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period's currency exchange rates and that of the comparable prior period. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current period's average price per gallon sold and that of the comparable prior period.
Our fiscal year ends on the Sunday closest to August 31. Fiscal years 2016, 2015 and 2014 were 52-week fiscal years ending on August 28, 2016, August 30, 2015 and August 31, 2014, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for fiscal year 2016 included:

•	We opened 29 net new warehouses in 2016, 21 in the U.S., two in Canada, and six in our Other International segment, compared to 23 net new warehouses in 2015;

•
Net sales increased 2% to $116,073, driven by sales at new warehouses opened in 2015 and 2016, while comparable sales were flat. Net and comparable sales results were negatively impacted by changes in most foreign currencies relative to the U.S. dollar and decreases in the price of gasoline;

•
Membership fee revenue increased 4% to $2,646, primarily due to membership sign-ups at existing and new warehouses and executive membership upgrades, partially offset by the negative impact of changes in most foreign currencies relative to the U.S. dollar;

•	Gross margin percentage increased 26 basis points, primarily from the impact of gasoline price deflation on net sales;

•	Selling, general and administrative (SG&A) expenses as a percentage of net sales increased 33 basis points, largely driven by the impact of gasoline price deflation on net sales;

•
Net income decreased 1% to $2,350, or $5.33 per diluted share compared to $2,377, or $5.37 per diluted share in 2015. The 2015 results were positively impacted by a $57 tax benefit, or $0.13 per diluted share, in connection with the special cash dividend paid to the Company's 401(k) Plan participants;

•	Changes in foreign currencies relative to the U.S. dollar adversely impacted diluted earnings per share by $0.24, largely driven by changes in the Canadian dollar and Mexican peso;

•	In December 2015, we paid the outstanding principal balance and associated interest on the 0.65% Senior Notes of approximately $1,204, from our cash and cash equivalents and short-term investments;

•	The Board of Directors approved an increase in the quarterly cash dividend from $0.40 to $0.45 per share in April 2016; and

•	In June 2016, we transitioned to our new Citibank-Visa exclusive co-branded credit card in the U.S. (described in further detail in Item 9B of this Report).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

RESULTS OF OPERATIONS
Net Sales

	2016	2015	2014
Net Sales	$116,073	$113,666	$110,212
Changes in net sales:
U.S.	3%	5%	7%
Canada	(2)%	(3)%	5%
Other International	4%	2%	14%
Total Company	2%	3%	7%
Changes in comparable sales:
U.S.	1%	3%	5%
Canada	(3)%	(5)%	2%
Other International	(3)%	(3)%	3%
Total Company	0%	1%	4%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	3%	6%	5%
Canada	8%	8%	9%
Other International	4%	6%	4%
Total Company	4%	7%	6%
2016 vs. 2015
Net Sales
Net sales increased $2,407 or 2% during 2016. This was attributable to sales at new warehouses opened in 2015 and 2016. Comparable sales were flat. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $2,690, or 237 basis points, compared to 2015. The negative impact was attributable to most foreign countries in which we operate, predominantly Canada of $1,646, Mexico of $550, and UK of $224. Changes in gasoline prices negatively impacted net sales by approximately $2,194, or 193 basis points, due to a 19% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales were flat during 2016 and were positively impacted by an increase in shopping frequency offset by a decrease in the average ticket. The average ticket and comparable sales results were negatively impacted by changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices. Changes in comparable sales also includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).
2015 vs. 2014
Net Sales
Net sales increased $3,454 or 3% during 2015. This was attributable to sales at new warehouses opened in 2014 and 2015 and a 1% increase in comparable sales. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $3,344, or 303 basis points, compared to 2014. The negative impact was attributable to all foreign countries in which we operate, predominantly Canada of

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

$2,027, Mexico of $385, and Japan of $368. Changes in gasoline prices negatively impacted net sales by approximately $2,902, or 263 basis points, due to a 22% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales increased 1% during 2015 and were positively impacted by an increase in shopping frequency partially offset by a decrease in the average ticket. The average ticket and comparable sales results were negatively impacted by changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices. Changes in comparable sales also includes the negative impact of cannibalization.
Membership Fees

	2016	2015	2014
Membership fees	$2,646	$2,533	$2,428
Membership fees increase	4%	4%	6%
Membership fees as a percentage of net sales	2.28%	2.23%	2.20%
2016 vs. 2015
The increase in membership fees was primarily due to membership sign-ups at existing and new warehouses and increased number of upgrades to our higher-fee Executive Membership program. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $52 in 2016. At the end of 2016, our member renewal rates were 90% in the U.S. and Canada and 88% worldwide.
2015 vs. 2014
Membership fees increased 4% in 2015. This increase was primarily due to membership sign-ups at existing and new warehouses and increased number of upgrades to our higher-fee Executive Membership program. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted membership fees by approximately $76 in 2015.
Gross Margin

	2016	2015	2014
Net sales	$116,073	$113,666	$110,212
Less merchandise costs	102,901	101,065	98,458
Gross margin	$13,172	$12,601	$11,754
Gross margin percentage	11.35%	11.09%	10.66%
2016 vs. 2015
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 13 basis points, primarily due to increases in these categories other than fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased 26 basis points compared to 2015. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.14%, an increase of five basis points. A larger LIFO benefit in 2016 compared to 2015 positively contributed three basis points. The LIFO benefit resulted largely from lower costs for merchandise inventories, primarily in food and sundries and gasoline. Our core merchandise categories positively contributed one basis point, primarily due to an

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

increase in hardlines, partially offset by food and sundries due to a decrease in sales penetration. Warehouse ancillary and other business gross margin positively contributed one basis point, primarily due to hearing aids and e-commerce businesses, partially offset by our gasoline business. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $286 in 2016.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of gasoline price deflation on net sales (segment gross margin percentage), increased in our U.S. operations, predominately due to a positive contribution from our core merchandise categories, primarily hardlines and softlines, and the LIFO benefit discussed above. The segment gross margin percentage in our Canadian operations decreased, primarily due to a decrease in all core merchandise categories, except hardlines, partially offset by increases in warehouse ancillary and other businesses, primarily pharmacy and e-commerce businesses. The segment gross margin percentage in Other International operations decreased in all merchandise categories, except fresh foods, which was higher.
2015 vs. 2014
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales, increased five basis points, primarily due to increases in softlines and food and sundries, partially offset by a decrease in fresh foods.
Our gross margin percentage increased 43 basis points compared to 2014 and most of the improvement was derived from the impact of gasoline price deflation on net sales. Excluding this impact, gross margin as a percentage of adjusted net sales was 10.81%, an increase of 15 basis points from the prior year. This increase was predominantly due to: an increase in our warehouse ancillary and other business gross margin of 23 basis points, due primarily to our gasoline business; partially offset by a negative contribution from core merchandise categories of 12 basis points, as a result of a decrease in their sales penetration. A LIFO benefit in 2015 compared to a charge in 2014 positively contributed five basis points. The LIFO benefit resulted largely from lower costs of gasoline. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $359 in 2015.
Segment gross margin percentage increased in our U.S. operations, primarily due to our gasoline business and the LIFO benefit discussed above. The segment gross margin percentage in our Canadian operations decreased across our core merchandise categories. The segment gross margin percentage in our Other International operations decreased, primarily in food and sundries.
Selling, General and Administrative Expenses

	2016	2015	2014
SG&A expenses	$12,068	$11,445	$10,899
SG&A expenses as a percentage of net sales	10.40%	10.07%	9.89%
2016 vs. 2015
SG&A expenses as a percentage of net sales increased 33 basis points compared to 2015. Excluding the negative impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.20%, an increase of 13 basis points. This was largely due to: higher central operating costs of six basis points, predominantly due to costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations; and higher stock compensation expense of four basis points, due to appreciation in the trading price of our stock at the time of grant. Our investment in modernizing our information systems is ongoing and expected to continue to negatively impact SG&A expenses. Charges for non-recurring legal and regulatory matters during 2016 negatively impacted SG&A expenses by two basis points. Our warehouse operating costs were higher by one basis point due to higher payroll and employee benefit costs, primarily health care, in our U.S. operations. This increase was partially offset by lower payroll expense as a percentage of net sales in our Canadian

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $211 in 2016.
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
Preopening Expenses

	2016	2015	2014
Preopening expenses	$78	$65	$63
Warehouse openings, including relocations
United States	25	14	17
Canada	2	1	3
Other International	6	11	10
Total warehouse openings, including relocations	33	26	30
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
Interest Expense

	2016	2015	2014
Interest expense	$133	$124	$113
Interest expense in 2016 primarily relates to Senior Notes issued by the Company (described in further detail under the heading “Cash Flows from Financing Activities” and in Note 4 to the consolidated financial statements included in Item 8 of this Report). The increase in interest expense is primarily due to the Senior Notes issued in February 2015.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Interest Income and Other, Net

	2016	2015	2014
Interest income	$41	$50	$52
Foreign-currency transaction gains, net	28	47	26
Other, net	11	7	12
Interest income and other, net	$80	$104	$90
2016 vs. 2015
The decrease in interest income in 2016 is attributable to lower average cash and investment balances, due in part to the payment of the outstanding principal balance and interest on the 0.65% Senior Notes in the second quarter of 2016 (see discussion in Item 8, Note 4 of this Report). Foreign-currency transaction gains, net include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of this Report.
2015 vs. 2014
The increase in net foreign-currency transaction gains was primarily attributable to favorable mark-to-market adjustments for forward foreign exchange contracts compared to the prior year. The increase was also attributable to net gains on the revaluation or settlement of monetary assets and liabilities during the year.
Provision for Income Taxes

	2016	2015	2014
Provision for income taxes	$1,243	$1,195	$1,109
Effective tax rate	34.3%	33.2%	34.7%
In 2015, our provision was favorably impacted by net tax benefits of $68, primarily due to a tax benefit recorded in connection with a special cash dividend paid to employees through our 401(K) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2016	2015	2014
Net cash provided by operating activities	$3,292	$4,285	$3,984
Net cash used in investing activities	(2,345)	(2,480)	(2,093)
Net cash used in financing activities	(2,419)	(2,324)	(786)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments were $4,729 and $6,419 at the end of 2016 and 2015, respectively. Of these balances, approximately $1,071 and $1,243 at the end of 2016 and 2015, respectively, represented unsettled credit and debit card receivables. These receivables generally settle within one week. Cash and cash equivalents were positively impacted by changes in exchange rates by $50 in 2016 and negatively impacted by $418 and $11 in 2015 and 2014, respectively.
We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, including the remaining undistributed earnings of our Canadian operations, because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings,

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

if repatriated would not result in an adverse tax consequence. Although we have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, we may repatriate such earnings to the extent we can do so without an adverse tax consequence. If we determine that such earnings are no longer indefinitely reinvested, deferred taxes, to the extent required and applicable, are recorded at that time. During 2016, we repatriated the earnings in our Canadian operations that in 2015 were no longer considered indefinitely reinvested. Subsequent to the end of the fiscal year, we determined that a portion of the undistributed earnings in our Canadian operations could be repatriated without adverse tax consequences. Accordingly, we no longer consider that portion to be indefinitely reinvested.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by these non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries with earnings considered to be indefinitely reinvested totaled $1,535 at August 28, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,292 in 2016, compared to $4,285 in 2015. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, credit and debit card processing fees, and utilities. Cash used in operations also includes payments for income taxes. The decrease in net cash provided by operating activities for 2016 when compared to 2015 was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, in advance of implementing our modernized accounting system at the beginning of fiscal 2017.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,345 in 2016 compared to $2,480 in 2015. Cash flow used in investing activities is primarily related to funding warehouse expansion and remodeling activities. Net cash flows from investing activities also included purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 29 new warehouses and relocated four warehouses in 2016 and plan to open up to 31 new warehouses and relocate up to three warehouses in 2017. Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In 2016 we spent $2,649 on capital expenditures, and it is our current intention to spend approximately $2,600 to $2,800 during fiscal 2017. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,419 in 2016 compared to $2,324 in 2015. The primary uses of cash in 2016 were related to the $1,200 repayment of our 0.65% Senior Notes in December 2015, dividend payments of $746, repurchases of common stock, and payment of withholding taxes on stock-based awards. Net cash used in financing activities in 2015 included a $5.00 per share special cash dividend, totaling approximately $2,201, partially offset by the issuance of $1,000 in Senior Notes.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

In March 2016, our Japanese subsidiary issued approximately $103 of 0.63% Guaranteed Senior Notes through a private placement. Additionally, in June 2016, our Japanese subsidiary issued approximately $93 of zero percent Guaranteed Senior Notes through a private placement. Interest on both issuances are payable semi-annually, and principal is due in March 2026 and June 2021, respectively.
Stock Repurchase Programs
During 2016 and 2015, we repurchased 3,184,000 and 3,456,000 shares of common stock, at an average price of $149.90 and $142.87, totaling approximately $477 and $494, respectively. The remaining amount available to be purchased under our approved plan was $3,222 at the end of 2016. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Cash dividends paid in 2016 totaled $1.70 per share, as compared to $6.51 per share in 2015, which included a special cash dividend of $5.00 per share. In April 2016, our Board of Directors increased our quarterly cash dividend from $0.40 to $0.45 per share.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 28, 2016, we had borrowing capacity within these facilities of $429, of which $358 was maintained by our international operations. Of the $358, $177 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2016 and 2015.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $153. The outstanding commitments under these facilities at the end of 2016 totaled $96, including $94 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Contractual Obligations
As of August 28, 2016, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2017	2018 to 2019	2020 to 2021	2022 and thereafter	Total
Purchase obligations (merchandise)(1)	$5,833	$3	$—	$—	$5,836
Long-term debt(2)	1,221	1,392	1,845	998	5,456
Operating leases (3)	200	379	337	2,204	3,120
Construction and land obligations	700	57	—	—	757
Capital lease obligations(4)	31	61	63	593	748
Purchase obligations (equipment, services and other)(5)	458	98	61	1	618
Other(6)	18	26	11	71	126
Total	$8,461	$2,016	$2,317	$3,867	$16,661
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments and excludes deferred issuance costs.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $129 to reflect sub-lease income.

(4)	Includes build-to-suit lease obligations and contractual interest payments.

(5)
The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)
Includes $64 in asset retirement obligations, and $62 in deferred compensation obligations. The total amount excludes $51 of non-current unrecognized tax contingencies and $29 of other obligations due to uncertainty regarding the timing of future cash payments.

Off-Balance Sheet Arrangements
In the opinion of management, we have no off-balance sheet arrangements, that have had, or are reasonably likely to have, a material current or future effect on our financial condition or financial statements other than the operating leases included in the table above and discussed in Note 1 and Note 5 to the consolidated financial statements included in Item 8 of this Report.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments, including those related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on assumptions that we believe to be reasonable, and we continue to review and evaluate these statements. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Revenue Recognition
We generally recognize sales, which include shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When we collect payment from members prior to the transfer of ownership of merchandise or the performance of services, the amount is generally

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

recorded as deferred sales in the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends and reduce sales and merchandise costs accordingly. Our sales returns reserve is based on an estimate of the net realizable value of merchandise inventories to be returned. Amounts collected from members for sales and value added taxes are recorded on a net basis.
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
We account for membership fee revenue, net of refunds, on a deferred basis, whereby revenue is recognized ratably over one year. Our Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $750 per year in the U.S. and Canada and varies in our Other International operations), which can be redeemed only at Costco warehouses. We account for this reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions based on historical data.
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
We provide for estimated inventory losses (shrink) between physical inventory counts as a percentage of net sales. The provision is adjusted to reflect results of the actual physical inventory counts, which generally occur in the second and fourth quarters of the year.
Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as we progress toward earning those rebates, provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or other systematic approaches.
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
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits associated with uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the positions will withstand challenge from tax authorities. When facts and circumstances change, we reassess these positions and record any changes in the consolidated financial statements as appropriate. Additionally, our cumulative foreign undistributed earnings were considered indefinitely reinvested as of August 28, 2016. These earnings would be subject to U.S. income tax if we changed our position and could result in a U.S. deferred tax liability. Although we have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, we may repatriate such earnings to the extent we can do so without an adverse tax consequence.
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
Our policy limits investments in the U.S. to direct U.S. government and government agency obligations, repurchase agreements collateralized by U.S. government and government agency obligations, and U.S. government and government agency money market funds. Our wholly-owned captive insurance subsidiary invests in U.S. government and government agency obligations, corporate notes and bonds, and asset and mortgage-backed securities with a minimum overall portfolio average credit rating of AA+. Our Canadian and Other International subsidiaries’ investments are primarily in money market funds, bankers’ acceptances, and bank certificates of deposit, generally denominated in local currencies.
A 100 basis-point change in interest rates as of the end of 2016 would have an incremental change in fair market value of $22. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2016, the majority of our long-term debt is fixed rate Senior Notes, carried at $4,390. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (amounts in millions)(Continued)

Foreign Currency-Exchange Risk
Our foreign subsidiaries conduct certain transactions in their non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.
We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance that this practice is effective. These contracts are limited to less than one year. See Note 1 and Note 3 to the consolidated financial statements included in Item 8 of this Report for additional information on the fair value of unsettled forward foreign-exchange contracts at the end of 2016 and 2015. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 28, 2016 would have decreased the fair value of the contracts by $56 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, predominately in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data
The following documents are filed as part of Item 8 of this Report on the pages listed below:
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended August 28, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 28, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 28, 2016. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director
Item 9B—Other Information

In February 2015, we entered into a Co-Branded Credit Card Program Agreement (the “Program Agreement”) with Citibank, N.A. (“Citi”). Under the terms of the Program Agreement, Citi became the exclusive issuer of our co-branded credit cards to our members. Additionally, Visa U.S.A. Inc. became the credit card network for Costco in the United States and Puerto Rico. Citi purchased the current co-branded credit card portfolio from American Express in June 2016. On June 20, 2016, we began accepting all Visa cards, including the Citi co-branded credit cards, replacing American Express. We receive various forms of consideration under the Program Agreement. The initial term of the Program Agreement is ten years.

Under the Program Agreement, Costco earns a royalty on purchases made with the co-branded card other than from Costco ("external spend"). The royalty varies based on the amount of external spend in relation to total spend. In addition, Costco will fund a portion of the loyalty reward cardholders earn under the program on external spend. Loyalty rewards under the program are as follows: 4% on eligible gasoline purchases, 3% on restaurant and eligible travel purchases, 2% on all purchases from Costco and Costco.com, and 1% on all other purchases. These rewards may be adjusted over the term of the program. The loyalty rewards earned by co-branded cardholders will be in the form of certificates redeemable at Costco, for cash or merchandise. Costco also receives a bounty on approved new credit card accounts acquired through Costco channels. Additionally, the base discount Costco pays related to Visa acceptance is lower than previously paid for American Express acceptance.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2017 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
October 11, 2016

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ W. CRAIG JELINEK	October 11, 2016
W. Craig Jelinek President, Chief Executive Officer and Director

By	/s/ JEFFREY H. BROTMAN	October 11, 2016
Jeffrey H. Brotman Chairman of the Board

By	/s/ RICHARD A. GALANTI	October 11, 2016
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DAVID S. PETTERSON	October 11, 2016
David S. Petterson Senior Vice President and Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	October 11, 2016
Susan L. Decker Director

By	/s/ DANIEL J. EVANS	October 11, 2016
Daniel J. Evans Director

By	/s/ HAMILTON E. JAMES	October 11, 2016
Hamilton E. James Director

By	/s/ RICHARD M. LIBENSON	October 11, 2016
Richard M. Libenson Director

By	/s/ JOHN W. MEISENBACH	October 11, 2016
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	October 11, 2016
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 11, 2016
Jeffrey S. Raikes Director

By	/S/ JAMES D. SINGEGAL	October 11, 2016
James D. Sinegal Director

By	/S/ JOHN W. STANTON	October 11, 2016
John W. Stanton Director

By	/S/ MAGGIE WILDEROTTER	October 11, 2016
Maggie Wilderotter Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries as of August 28, 2016 and August 30, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 28, 2016, August 30, 2015 and August 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costco Wholesale Corporation and subsidiaries as of August 28, 2016 and August 30, 2015, and the results of their operations and their cash flows for the 52-week periods ended August 28, 2016, August 30, 2015 and August 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Costco Wholesale Corporation’s internal control over financial reporting as of August 28, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
October 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s internal control over financial reporting as of August 28, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 28, 2016 and August 30, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the 52-week periods ended August 28, 2016, August 30, 2015 and August 31, 2014, and our report dated October 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
October 11, 2016

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 28, 2016	August 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,379	$4,801
Short-term investments	1,350	1,618
Receivables, net	1,252	1,224
Merchandise inventories	8,969	8,908
Other current assets	268	228
Total current assets	15,218	16,779
PROPERTY AND EQUIPMENT
Land	5,395	4,961
Buildings and improvements	13,994	12,618
Equipment and fixtures	6,077	5,274
Construction in progress	701	811
	26,167	23,664
Less accumulated depreciation and amortization	(9,124)	(8,263)
Net property and equipment	17,043	15,401
OTHER ASSETS	902	837
TOTAL ASSETS	$33,163	$33,017
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,612	$9,011
Current portion of long-term debt	1,100	1,283
Accrued salaries and benefits	2,629	2,468
Accrued member rewards	869	813
Deferred membership fees	1,362	1,269
Other current liabilities	2,003	1,695
Total current liabilities	15,575	16,539
LONG-TERM DEBT, excluding current portion	4,061	4,852
OTHER LIABILITIES	1,195	783
Total liabilities	20,831	22,174
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 437,524,000 and 437,952,000 shares issued and outstanding	2	2
Additional paid-in capital	5,490	5,218
Accumulated other comprehensive loss	(1,099)	(1,121)
Retained earnings	7,686	6,518
Total Costco stockholders’ equity	12,079	10,617
Noncontrolling interests	253	226
Total equity	12,332	10,843
TOTAL LIABILITIES AND EQUITY	$33,163	$33,017

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 28, 2016	August 30, 2015	August 31, 2014
REVENUE
Net sales	$116,073	$113,666	$110,212
Membership fees	2,646	2,533	2,428
Total revenue	118,719	116,199	112,640
OPERATING EXPENSES
Merchandise costs	102,901	101,065	98,458
Selling, general and administrative	12,068	11,445	10,899
Preopening expenses	78	65	63
Operating income	3,672	3,624	3,220
OTHER INCOME (EXPENSE)
Interest expense	(133)	(124)	(113)
Interest income and other, net	80	104	90
INCOME BEFORE INCOME TAXES	3,619	3,604	3,197
Provision for income taxes	1,243	1,195	1,109
Net income including noncontrolling interests	2,376	2,409	2,088
Net income attributable to noncontrolling interests	(26)	(32)	(30)
NET INCOME ATTRIBUTABLE TO COSTCO	$2,350	$2,377	$2,058
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$5.36	$5.41	$4.69
Diluted	$5.33	$5.37	$4.65
Shares used in calculation (000’s)
Basic	438,585	439,455	438,693
Diluted	441,263	442,716	442,485
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.70	$6.51	$1.33

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 28, 2016	August 30, 2015	August 31, 2014
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$2,376	$2,409	$2,088
Foreign-currency translation adjustment and other, net	26	(1,063)	49
Comprehensive income	2,402	1,346	2,137
Less: Comprehensive income attributable to noncontrolling interests	30	14	33
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$2,372	$1,332	$2,104

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 1, 2013	436,839	$2	$4,670	$(122)	$6,283	$10,833	$179	$11,012
Net income	—	—	—	—	2,058	2,058	30	2,088
Foreign-currency translation adjustment and other, net	—	—	—	46	—	46	3	49
Stock-based compensation	—	—	327	—	—	327	—	327
Stock options exercised, including tax effects	971	—	58	—	—	58	—	58
Release of vested restricted stock units (RSUs), including tax effects	2,770	—	(102)	—	—	(102)	—	(102)
Conversion of convertible notes	18	—	1	—	—	1	—	1
Repurchases of common stock	(2,915)	—	(35)	—	(299)	(334)	—	(334)
Cash dividends declared	—	—	—	—	(584)	(584)	—	(584)
BALANCE AT AUGUST 31, 2014	437,683	2	4,919	(76)	7,458	12,303	212	12,515
Net income	—	—	—	—	2,377	2,377	32	2,409
Foreign-currency translation adjustment and other, net	—	—	—	(1,045)	—	(1,045)	(18)	(1,063)
Stock-based compensation	—	—	394	—	—	394	—	394
Stock options exercised, including tax effects	989	—	69	—	—	69	—	69
Release of vested RSUs, including tax effects	2,736	—	(122)	—	—	(122)	—	(122)
Repurchases of common stock	(3,456)	—	(42)	—	(452)	(494)	—	(494)
Cash dividends declared	—	—	—	—	(2,865)	(2,865)	—	(2,865)
BALANCE AT AUGUST 30, 2015	437,952	2	5,218	(1,121)	6,518	10,617	226	10,843
Net income	—	—	—	—	2,350	2,350	26	2,376
Foreign-currency translation adjustment and other, net	—	—	—	22	—	22	4	26
Stock-based compensation	—	—	459	—	—	459	—	459
Stock options exercised, including tax effects	4	—	—	—	—	—	—	—
Release of vested RSUs, including tax effects	2,749	—	(146)	—	—	(146)	—	(146)
Conversion of convertible notes	3	—	—	—	—	—	—	—
Repurchases of common stock	(3,184)	—	(41)	—	(436)	(477)	—	(477)
Cash dividends declared and other	—	—	—	—	(746)	(746)	(3)	(749)
BALANCE AT AUGUST 28, 2016	437,524	$2	$5,490	$(1,099)	$7,686	$12,079	$253	$12,332

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 28, 2016	August 30, 2015	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,376	$2,409	$2,088
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,255	1,127	1,029
Stock-based compensation	459	394	327
Excess tax benefits on stock-based awards	(74)	(86)	(84)
Other non-cash operating activities, net	17	(5)	22
Deferred income taxes	269	(101)	(63)
Changes in operating assets and liabilities:
Merchandise inventories	(25)	(890)	(563)
Accounts payable	(1,532)	880	529
Other operating assets and liabilities, net	547	557	699
Net cash provided by operating activities	3,292	4,285	3,984
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,432)	(1,501)	(2,503)
Maturities and sales of short-term investments	1,709	1,434	2,406
Additions to property and equipment	(2,649)	(2,393)	(1,993)
Other investing activities, net	27	(20)	(3)
Net cash used in investing activities	(2,345)	(2,480)	(2,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	81	(45)	96
Repayments of short-term borrowings	(106)	(51)	(103)
Proceeds from short-term borrowings	106	51	68
Proceeds from issuance of long-term debt	185	1,125	117
Repayments of long-term debt	(1,288)	(1)	0
Minimum tax withholdings on stock-based awards	(220)	(178)	(164)
Excess tax benefits on stock-based awards	74	86	84
Repurchases of common stock	(486)	(481)	(334)
Cash dividend payments	(746)	(2,865)	(584)
Other financing activities, net	(19)	35	34
Net cash used in financing activities	(2,419)	(2,324)	(786)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	50	(418)	(11)
Net change in cash and cash equivalents	(1,422)	(937)	1,094
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,801	5,738	4,644
CASH AND CASH EQUIVALENTS END OF YEAR	$3,379	$4,801	$5,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $19 , $14, and $11, interest capitalized in 2016, 2015, and 2014, respectively)	$123	$117	$109
Income taxes, net	$953	$1,186	$869
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under build-to-suit and capital leases	$15	$109	$0

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 28, 2016, Costco operated 715 warehouses worldwide: 501 United States (U.S.) locations (in 44 U.S. states, Washington, D.C., and Puerto Rico), 91 Canada locations, 36 Mexico locations, 28 United Kingdom (U.K.) locations, 25 Japan locations, 12 Korea locations, 12 Taiwan locations, eight Australia locations, and two Spain locations. The Company's online business operates websites in all countries except Japan, Australia, and Spain.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2016, 2015, and 2014 relate to the 52-week fiscal years ended August 28, 2016, August 30, 2015, and August 31, 2014, respectively.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to one week. Credit and debit card receivables were $1,071 and $1,243 at the end of 2016 and 2015, respectively.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Receivables, Net
Receivables consist of the following at the end of 2016 and 2015:

	2016	2015
Vendor receivables	$755	$729
Reinsurance receivables	270	273
Third-party pharmacy receivables	99	103
Other receivables, net	128	119
Receivables, net	$1,252	$1,224
Vendor receivables include volume rebates or other purchase discounts. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary. The balance primarily represents amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. The allowance is based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2016, 2015, and 2014.
Merchandise Inventories
Merchandise inventories consist of the following at the end of 2016 and 2015:

	2016	2015
United States	$6,422	$6,427
Foreign	2,547	2,481
Merchandise inventories	$8,969	$8,908
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
Due to net deflationary trends, a benefit of $64 and $27 was recorded to merchandise costs in 2016 and 2015, respectively. Due to net inflationary trends in 2014, a charge of $28 was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories. At the end of 2016 and 2015, the cumulative impact of the LIFO valuation on merchandise inventories was immaterial and $82, respectively.
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
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2016 and 2015 were immaterial.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2016, and charges were immaterial and included in selling, general and administrative expenses in the consolidated statements of income in 2015 and 2014.
Accounts Payable
The Company’s banking system provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2016 and 2015 are $619 and $538, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn. The Company accelerated vendor payments of approximately $1,700 in the last week of fiscal 2016 in advance of implementing its modernized accounting system at the beginning of fiscal 2017.
Insurance/Self-Insurance Liabilities
The Company uses a combination of insurance and self-insurance mechanisms, including for certain risks a wholly-owned captive insurance subsidiary and participation in a reinsurance program, to provide for potential liabilities for workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2016 and 2015, these insurance liabilities were $1,021 and $993 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.

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
Other Current Liabilities
Other current liabilities consist of the following at the end of 2016 and 2015:

	2016	2015
Accrued sales, income, and other taxes	$532	$490
Insurance-related liabilities	401	396
Deferred sales	365	299
Cash card liability	254	201
Returns reserve	137	124
Other	314	185
Other current liabilities	$2,003	$1,695
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $572 and $889 at the end of 2016 and 2015, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2016 and 2015.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2016 and 2014, respectively, and a net gain of $12 in 2015.
The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Foreign Currency
The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments are recorded in accumulated other comprehensive loss. Revenues and expenses of the Company’s consolidated foreign operations are translated at average exchange rates prevailing during the year.
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in net gains of $38, $35, and $25 for 2016, 2015, and 2014, respectively.
Revenue Recognition
The Company generally recognizes sales, which include shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from members prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities in the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The sales returns reserve is based on an estimate of the net realizable value of merchandise inventories to be returned. Amounts collected from members for sales or value added taxes are recorded on a net basis.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. The Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $750 per year), which can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability (classified as accrued member rewards in the consolidated balance sheets) are computed after giving effect to the estimated impact of non-redemptions based on historical data. The net reduction in sales was $1,172, $1,128, and $1,051 in 2016, 2015, and 2014, respectively.
Merchandise Costs
Merchandise costs consist of the purchase price of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities in fresh foods and certain ancillary departments.
Vendor Consideration
The Company has agreements with vendors to receive funds for volume rebates and a variety of other programs. Volume rebates or other purchase discounts are evidenced by signed agreements that are

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees, other than fresh foods departments and certain ancillary businesses, as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, credit and debit card processing fees, utilities, and stock-based compensation expense as well as other operating costs incurred to support warehouse operations.
Retirement Plans
The Company's 401(k) Retirement Plan is available to all U.S. employees who have completed 90 days of employment. The plan allows pre-tax deferrals, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's salary. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $489, $454, and $436 for 2016, 2015, and 2014, respectively, and are included in selling, general and administrative expenses and merchandise costs in the accompanying consolidated statements of income.
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
The Company has capital leases for certain warehouse locations, expiring at various dates through 2054. Capital lease assets are included in land and buildings and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is predominately included in selling, general and administrative expenses. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Interest on these obligations is included in interest expense in the consolidated statements of income.
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
The Company’s asset retirement obligations (ARO) are primarily related to leasehold improvements that at the end of a lease must be removed in order to comply with the lease agreement. These obligations are recorded as a liability with an offsetting asset at the inception of the lease term based upon the estimated fair value of the costs to remove the leasehold improvements. These liabilities are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The ARO assets are depreciated using the same depreciation method as the respective leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases amounted to $64 and $54 at the end of 2016 and 2015, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.
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
The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate. Additionally, certain of the Company's cumulative foreign undistributed earnings were considered indefinitely reinvested as of August 28, 2016. These earnings would be subject to U.S. income tax if we changed our position and could result in a U.S. tax liability. Although the Company has historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, it may repatriate such earnings to the extent it can do so without an adverse tax consequence. See Note 8 for additional information.
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
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of deferred tax assets and liabilities by jurisdiction, along with any related valuation allowance. The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet on either a prospective or retrospective basis. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt the guidance at the beginning of the second quarter of fiscal year 2016 on a retrospective basis and reclassified deferred tax assets and liabilities from current to non-current. The reclassifications reduced other current assets and other liabilities by $520 and $410, respectively, increased other assets by $109, and had an immaterial impact on other current liabilities in the accompanying consolidated balance sheet for the fiscal year ended August 30, 2015. Adoption of this guidance also had an immaterial impact on the total assets by segment as disclosed in Note 11.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by recording deferred debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt the guidance at the beginning of its first quarter of fiscal year 2016 on a retrospective basis. The Company reclassified deferred issuance costs from other assets to the respective debt liability. Adoption of this guidance and prior fiscal year reclassifications had an immaterial impact on previously reported consolidated financial statements and an immaterial impact on the total assets by segment as disclosed in Note 11.
In April 2014, the FASB issued guidance that changed the criteria for reporting discontinued operations, as well as requiring new disclosures regarding discontinued operations and disposals that do not qualify for discontinued operations reporting. This guidance became effective for fiscal years beginning after

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

December 15, 2014. The Company adopted this guidance at the beginning of fiscal year 2016. Adoption did not have an impact on the Company’s consolidated financial statements or disclosures.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 2—Investments
The Company’s investments at the end of 2016 and 2015 were as follows:

2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,028	$6	$1,034
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,029	6	1,035
Held-to-maturity:
Certificates of deposit	306		306
Bankers' acceptances	9		9
Total held-to-maturity	315		315
Total short-term investments	$1,344	$6	$1,350

2015:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,394	$4	$1,398
Asset and mortgage-backed securities	5	0	5
Total available-for-sale	1,399	4	1,403
Held-to-maturity:
Certificates of deposit	215		215
Total short-term investments	$1,614	$4	$1,618
Gross unrealized gains and losses on available-for-sale securities were not material in 2016, 2015, and 2014. At the end of 2016, the Company had no available-for-sale securities in a continuous unrealized-loss position, and in 2015 and 2014, they were not material. There were no gross unrealized gains and losses on cash equivalents at the end of 2016, 2015, or 2014.
The proceeds from sales of available-for-sale securities were $291, $246, and $116 during 2016, 2015, and 2014, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2016, 2015, and 2014.
The maturities of available-for-sale and held-to-maturity securities at the end of 2016, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$231	$231	$315
Due after one year through five years	746	751	0
Due after five years	52	53	0
Total	$1,029	$1,035	$315

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information at the end of 2016 and 2015, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2016:	Level 1	Level 2
Money market mutual funds(1)	$222	$0
Investment in government and agency securities	0	1,034
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	11
Forward foreign-exchange contracts, in (liability) position(2)	0	(13)
Total	$222	$1,033

2015:	Level 1	Level 2
Money market mutual funds(1)	$306	$0
Investment in government and agency securities	0	1,398
Investment in asset and mortgage-backed securities	0	5
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(4)
Total	$306	$1,415
 _______________

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the end of both 2016 and 2015, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during 2016 and 2015.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2016 and 2015. See Note 4 for discussion on the fair value of long-term debt.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to nonfinancial assets during 2016 and these adjustments were immaterial during 2015.
Note 4—Debt
Short-Term Borrowings
The Company enters into various short-term bank credit facilities, totaling $429 and $407 in 2016 and 2015, respectively. At the end of 2016 and 2015, there were no outstanding borrowings under these credit facilities.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 4—Debt (Continued)

In 2016, the average and maximum short term borrowings in Japan were $99 and $110, respectively, and had a weighted average interest rate of 0.52% during the year. All other short term borrowings during the year were immaterial. In 2015, the average and maximum short term borrowings were immaterial.
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
In December 2012, the Company issued $3,500 in aggregate principal amount of Senior Notes (December 2012 Notes) as follows: $1,200 of 0.65% Senior Notes due December 7, 2015; $1,100 of 1.125% Senior Notes due December 15, 2017; and $1,200 of 1.7% Senior Notes due December 15, 2019. Interest is payable semi-annually. The Company, at its option, may redeem the December 2012 Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount of the December 2012 Notes to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, the Company will be required to make an offer to purchase the December 2012 Notes at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the December 2012 Notes. The discount and issuance costs associated with the December 2012 Notes are being amortized to interest expense over the terms of the notes. In December 2015, the Company paid the outstanding principal balance and interest on the 0.65% Senior Notes with existing sources of cash and cash equivalents and short term investments. The remaining December 2012 Notes are valued using Level 2 inputs.
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
Other long-term debt consisted primarily of promissory notes and term loans issued by the Company's Japanese subsidiary. These notes and term loans are valued primarily using Level 3 inputs. In March 2016, the Company's Japanese subsidiary issued approximately $103 of 0.63% Guaranteed Senior Notes through a private placement. Interest is payable semi-annually, and principal is due in March 2026. Additionally in June 2016, the Company's Japanese subsidiary issued approximately $93 of zero percent Guaranteed Senior Notes through a private placement. Interest is payable semi-annually, and principal is due in June 2021. Both notes are included in other long-term debt in the table below.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 4—Debt (Continued)

The estimated fair value of the Company's debt was based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit. The carrying value and estimated fair value at the end of 2016 and 2015 consisted of the following:

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.65% Senior Notes due December 2015	$0	$0	$1,200	$1,201
5.5% Senior Notes due March 2017	1,100	1,129	1,099	1,171
1.125% Senior Notes due December 2017	1,099	1,103	1,098	1,097
1.7% Senior Notes due December 2019	1,196	1,219	1,195	1,186
1.75% Senior Notes due February 2020	498	508	497	494
2.25% Senior Notes due February 2022	497	512	496	484
Other long-term debt	771	803	550	555
Total long-term debt	5,161	5,274	6,135	6,188
Less current portion	1,100	1,130	1,283	1,284
Long-term debt, excluding current portion	$4,061	$4,144	$4,852	$4,904
Maturities of long-term debt during the next five fiscal years and thereafter, excluding deferred issuance costs, are as follows:

2017	$1,100
2018	1,195
2019	100
2020	1,698
2021	100
Thereafter	978
Total	$5,171
Note 5—Leases
Operating Leases
The aggregate rental expense for 2016, 2015, and 2014 was $250, $252, and $230, respectively. Sub-lease income and contingent rent was not material in 2016, 2015, and 2014, respectively.
Capital and Build-to-Suit Leases
Gross assets recorded under capital and build-to-suit leases were $392 and $300 at the end of 2016 and 2015, respectively. These assets are recorded net of accumulated amortization of $63 and $42 at the end of 2016 and 2015, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 5—Leases (Continued)

At the end of 2016, future minimum payments, net of sub-lease income of $129 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases(1)
2017	$200	$31
2018	195	31
2019	184	30
2020	171	31
2021	166	32
Thereafter	2,204	593
Total	$3,120	748
Less amount representing interest		(374)
Net present value of minimum lease payments		374
Less current installments(2)		(10)
Long-term capital lease obligations less current installments(3)		$364
_______________

(1)	Includes build-to-suit lease obligations.

(2)	Included in other current liabilities in the accompanying consolidated balance sheets.

(3)	Included in other liabilities in the accompanying consolidated balance sheets.
Note 6—Stockholders’ Equity
Dividends
The Company’s current quarterly dividend rate is $0.45 per share. In February 2015, the Company paid a special cash dividend of $5.00 per share, totaling approximately $2,201.
Stock Repurchase Programs
The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors approved on April 17, 2015, which expires April 17, 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528. As of the end of 2016, the remaining amount available for stock repurchases under the approved plan was $3,222. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2016	3,184	$149.90	$477
2015	3,456	142.87	494
2014	2,915	114.45	334
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

RSUs held by employees and non-employee directors are subject to quarterly vesting upon certain terminations of employment or service. Employees who attain certain years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date rather than upon retirement. The Seventh Restated 2002 Stock Incentive Plan (Seventh Plan), amended in the second quarter of fiscal 2015, is the Company’s only stock-based compensation plan with shares available for grant at the end of 2016. Each share issued in respect of stock awards is counted as 1.75 shares toward the limit of shares made available under the Seventh Plan. The Seventh Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
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
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more years and five or more years of service with the Company, respectively, and provide for vesting upon certain terminations of employment or service. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2016, 15,068,000 shares were available to be granted as RSUs under the Seventh Plan.
The following awards were outstanding at the end of 2016:

•	7,878,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
448,000 performance-based RSUs, of which 236,000 were granted to executive officers subject to the certification of the attainment of specified performance targets for 2016. This certification occurred in September 2016, at which time a portion vested as a result of the long service of all executive officers. The remaining awards vest upon continued employment over specified periods of time.

The following table summarizes RSU transactions during 2016:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2015	9,233	$99.72
Granted	3,521	153.46
Vested and delivered	(4,147)	102.43
Forfeited	(281)	115.69
Outstanding at the end of 2016	8,326	$120.56
The weighted-average grant date fair value of RSUs granted was $153.46, $125.68, and $113.64 in 2016, 2015, and 2014, respectively. The remaining unrecognized compensation cost related to non-vested RSUs

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

at the end of 2016 was $690 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2016 were approximately 2,602,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2016	2015	2014
Stock-based compensation expense before income taxes	$459	$394	$327
Less recognized income tax benefit	(150)	(131)	(109)
Stock-based compensation expense, net of income taxes	$309	$263	$218
Note 8—Income Taxes
Income before income taxes is comprised of the following:

	2016	2015	2014
Domestic (including Puerto Rico)	$2,622	$2,574	$2,145
Foreign	997	1,030	1,052
Total	$3,619	$3,604	$3,197
The provisions for income taxes for 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Federal:
Current	$468	$766	$696
Deferred	233	(12)	(105)
Total federal	701	754	591
State:
Current	108	131	107
Deferred	21	1	(3)
Total state	129	132	104
Foreign:
Current	398	399	369
Deferred	15	(90)	45
Total foreign	413	309	414
Total provision for income taxes	$1,243	$1,195	$1,109
Tax benefits associated with the exercise of employee stock programs were allocated to equity attributable to Costco in the amount of $74, $86, and $84, in 2016, 2015, and 2014, respectively.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

The reconciliation between the statutory tax rate and the effective rate for 2016, 2015, and 2014 is as follows:

	2016		2015		2014
Federal taxes at statutory rate	$1,267	35.0%	$1,262	35.0%	$1,119	35.0%
State taxes, net	91	2.5	85	2.3	66	2.1
Foreign taxes, net	(21)	(0.6)	(125)	(3.5)	(85)	(2.7)
Employee stock ownership plan (ESOP)	(17)	(0.5)	(66)	(1.8)	(11)	(0.3)
Other	(77)	(2.1)	39	1.2	20	0.6
Total	$1,243	34.3%	$1,195	33.2%	$1,109	34.7%
The Company’s provision for income taxes for 2015 was favorably impacted by a $57 tax benefit in connection with the special cash dividend of $5.00 per share paid by the Company to employees, through shares owned in the Company's 401(k) Retirement Plan. Dividends paid on these shares are deductible for U.S. income tax purposes. There was no similar special cash dividend in 2016 and 2014.
The components of the deferred tax assets (liabilities) are as follows:

	2016	2015
Equity compensation	$99	$90
Deferred income/membership fees	177	90
Accrued liabilities and reserves	601	641
Other(1)	63	107
Property and equipment	(779)	(560)
Merchandise inventories	(256)	(200)
Net deferred tax (liabilities)/assets	$(95)	$168
_______________

(1)	Includes foreign tax credits of $78 and $33 for 2016 and 2015, respectively, which will expire beginning in 2025.
The deferred tax accounts at the end of 2016 and 2015 include non-current deferred income tax assets of $202 and $219, respectively, included in other assets; and non-current deferred income tax liabilities of $297 and $51, respectively, included in other liabilities.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries as such earnings are deemed by the Company to be indefinitely reinvested because its subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings if repatriated would not result in an adverse tax consequence. Deferred taxes are recorded for earnings of foreign operations when it is determined that such earnings are no longer indefinitely reinvested.
During 2015, the Company repatriated a portion of the earnings in the Canadian operations that, in 2014, the Company determined were no longer considered indefinitely reinvested. In the fourth quarter of 2015, the Company changed its position regarding an additional portion of the undistributed earnings of the Canadian operations, which are no longer considered indefinitely reinvested. These earnings were distributed in 2016. Current exchange rates compared to historical rates when these earnings were generated resulted in an immaterial U.S. benefit, which was recorded at the end of 2015. Subsequent to the end of fiscal 2016, the Company determined that a portion of the undistributed earnings of its Canadian operations could be repatriated without adverse tax consequences. Accordingly, the Company no longer considers that portion to be indefinitely reinvested.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of $3,280 and $2,845 at the end of 2016 and 2015, respectively, of certain non-U.S. consolidated subsidiaries because

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

the subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings, if repatriated would not result in an adverse tax consequence. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested.
The Company believes that its U.S. current and projected asset position is sufficient to meet its U.S. liquidity requirements and has no current plans to repatriate for use in the U.S. the cash and cash equivalents and short-term investments held by these non-U.S. subsidiaries whose earnings are considered indefinitely reinvested.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2016 and 2015 is as follows:

	2016	2015
Gross unrecognized tax benefit at beginning of year	$158	$75
Gross increases—current year tax positions	2	26
Gross increases—tax positions in prior years	1	63
Gross decreases—tax positions in prior years	(47)	(1)
Settlements	(25)	(3)
Lapse of statute of limitations	(37)	(2)
Gross unrecognized tax benefit at end of year	$52	$158
The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2016 and 2015, these amounts were immaterial and $50, respectively. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. At the end of 2015, the Company recorded an offsetting long-term asset of $48. There was no offsetting long-term asset at the end of 2016.
The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $46 and $98 at the end of 2016 and 2015, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized by the Company were not material in 2016 and 2015. Accrued interest and penalties were not material at the end of 2016 and 2015.
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
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2013. The Company is currently subject to examination in Canada for fiscal years 2012 to present and in California for fiscal years 2007 to present. No other examinations are believed to be material.

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

	2016	2015	2014
Net income available to common stockholders after assumed conversions of dilutive securities	$2,350	$2,377	$2,058
Weighted average number of common shares used in basic net income per common share	438,585	439,455	438,693
RSUs	2,668	3,249	3,771
Conversion of convertible notes	10	12	21
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,263	442,716	442,485
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded an immaterial accrual with respect to two matters described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
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

Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement. Plaintiffs have moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. A report and recommendation has been issued in favor of a fee award of $3.8, to which the Company is objecting. On August 24, 2016, the district court affirmed the report and recommendation. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company has filed a notice of appeal.
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

	United States Operations	Canadian Operations	Other International Operations	Total
2016
Total revenue	$86,579	$17,028	$15,112	$118,719
Operating income	2,326	778	568	3,672
Depreciation and amortization	946	109	200	1,255
Additions to property and equipment	1,823	299	527	2,649
Net property and equipment	11,745	1,628	3,670	17,043
Total assets	22,511	3,480	7,172	33,163
2015
Total revenue	$84,351	$17,341	$14,507	$116,199
Operating income	2,308	771	545	3,624
Depreciation and amortization	848	119	160	1,127
Additions to property and equipment	1,574	148	671	2,393
Net property and equipment	10,815	1,381	3,205	15,401
Total assets	22,988	3,608	6,421	33,017
2014
Total revenue	$80,477	$17,943	$14,220	$112,640
Operating income	1,880	796	544	3,220
Depreciation and amortization	755	124	150	1,029
Additions to property and equipment	1,245	204	544	1,993
Net property and equipment	10,132	1,662	3,036	14,830
Total assets	21,586	4,889	6,187	32,662
The following table summarizes the percentage of net sales by merchandise category:

	2016	2015	2014
Foods	22%	22%	22%
Sundries	21%	21%	21%
Hardlines	16%	16%	16%
Fresh Foods	14%	14%	13%
Softlines	12%	11%	11%
Other	15%	16%	17%

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)

Note 12—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2016 and 2015.

	52 Weeks Ended August 28, 2016
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$26,627	$27,567	$26,151	$35,728	$116,073
Membership fees	593	603	618	832	2,646
Total revenue	27,220	28,170	26,769	36,560	118,719
OPERATING EXPENSES
Merchandise costs	23,621	24,469	23,162	31,649	102,901
Selling, general and administrative	2,806	2,835	2,731	3,696	12,068
Preopening expenses	26	10	18	24	78
Operating income	767	856	858	1,191	3,672
OTHER INCOME (EXPENSE)
Interest expense	(33)	(31)	(30)	(39)	(133)
Interest income and other, net	28	16	7	29	80
INCOME BEFORE INCOME TAXES	762	841	835	1,181	3,619
Provision for income taxes	275	286	286	396	1,243
Net income including noncontrolling interests	487	555	549	785	2,376
Net income attributable to noncontrolling interests	(7)	(9)	(4)	(6)	(26)
NET INCOME ATTRIBUTABLE TO COSTCO	$480	$546	$545	$779	$2,350
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.10	$1.24	$1.24	$1.78	$5.36
Diluted	$1.09	$1.24	$1.24	$1.77	$5.33
Shares used in calculation (000’s)
Basic	438,342	439,648	438,815	437,809	438,585
Diluted	441,386	441,559	441,066	440,868	441,263
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.40	$0.45	$0.45	$1.70

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 12—Quarterly Financial Data (Unaudited) (Continued)

	52 Weeks Ended August 30, 2015
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)		Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$26,284	$26,872		$25,517	$34,993	$113,666
Membership fees	582	582		584	785	2,533
Total revenue	26,866	27,454		26,101	35,778	116,199
OPERATING EXPENSES
Merchandise costs	23,385	23,897		22,687	31,096	101,065
Selling, general and administrative	2,696	2,671		2,579	3,499	11,445
Preopening expenses	15	9		14	27	65
Operating income	770	877		821	1,156	3,624
OTHER INCOME (EXPENSE)
Interest expense	(26)	(27)		(31)	(40)	(124)
Interest income and other, net	35	20		9	40	104
INCOME BEFORE INCOME TAXES	779	870		799	1,156	3,604
Provision for income taxes	274	263	(1)	280	378	1,195
Net income including noncontrolling interests	505	607		519	778	2,409
Net income attributable to noncontrolling interests	(9)	(9)		(3)	(11)	(32)
NET INCOME ATTRIBUTABLE TO COSTCO	$496	$598		$516	$767	$2,377
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.13	$1.36		$1.17	$1.75	$5.41
Diluted	$1.12	$1.35		$1.17	$1.73	$5.37
Shares used in calculation (000’s)
Basic	438,760	440,384		440,070	438,835	439,455
Diluted	442,210	442,896		443,132	442,404	442,716
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.355	$5.355	(2)	$0.40	$0.40	$6.51
_______________

(1)	Includes a $57 tax benefit recorded in the second quarter in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan.

(2)	Includes the special cash dividend of $5.00 per share paid in February 2015.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		9/30/2016

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.1.2*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.1.3*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.1.4*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.1.5*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.1.6*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.1.7*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/22/2015	12/17/2015

10.1.8*	Seventh Restated 2002 Stock Incentive Plan Letter Agreement for 2016 Performance-Based Restricted Stock Units-Executive		10-Q	11/22/2015	12/17/2015

10.1.9*	Executive Employment Agreement, effective August 31, 2015, as amended, between Craig Jelinek and Costco Wholesale Corporation	x

10.2*	Form of Indemnification Agreement		14A		12/13/1999

10.4*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.5**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.5.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.5.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

EXHIBIT INDEX (Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.5.3***	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

10.6*	Fiscal 2016 Executive Bonus Plan		8-K		10/30/2015

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.
*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.