Form 10-K/A
period 2016-08-28
COSTCO WHOLESALE CORP /NEW
filed 2016-10-21
CIK 909832

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2017, are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE

Costco Wholesale Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended August 28, 2016, originally filed with the Securities and Exchange Commission on October 11, 2016. The amendment corrects an understatement in the amount of purchase obligations (merchandise) and related totals in the table of Contractual Obligations in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations. This error did not impact any other areas of the Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 7 of the Form 10-K as amended by this Form 10-K/A. The required exhibits for this Form 10-K/A have also been included in Item 15 and the exhibits that were filed with the Form 10-K have been incorporated by reference from the Form 10-K.
Except as expressly set forth above, this amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K. Accordingly, this amendment should be read in conjunction with the Form 10-K.
PART II
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
Total gross margin percentage increased 26 basis points compared to 2015. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.14%, an increase of five basis points. A larger LIFO benefit in 2016 compared to 2015 positively contributed three basis points. The LIFO benefit resulted largely from lower costs for merchandise inventories, primarily in food and sundries and gasoline. Our core merchandise categories positively contributed one basis point, primarily due to an increase in hardlines, partially offset by food and sundries due to a decrease in sales penetration. Warehouse ancillary and other business gross margin positively contributed one basis point, primarily due to hearing aids and e-commerce businesses, partially offset by our gasoline business. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $286 in 2016.
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

Contractual Obligations
As of August 28, 2016, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2017	2018 to 2019	2020 to 2021	2022 and thereafter	Total
Purchase obligations (merchandise)(1)	$6,828	$3	$—	$—	$6,831
Long-term debt(2)	1,221	1,392	1,845	998	5,456
Operating leases (3)	200	379	337	2,204	3,120
Construction and land obligations	700	57	—	—	757
Capital lease obligations(4)	31	61	63	593	748
Purchase obligations (equipment, services and other)(5)	458	98	61	1	618
Other(6)	18	26	11	71	126
Total	$9,456	$2,016	$2,317	$3,867	$17,656
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments and excludes deferred issuance costs.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $129 to reflect sub-lease income.

(4)	Includes build-to-suit lease obligations and contractual interest payments.

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
See the listing of Financial Statements included as a part of the Form 10-K in Item 8 of Part II.
2.Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.
3.Exhibits:
The required exhibits are included at the end of the Form 10-K/A Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

(b)	Financial Statement Schedules—None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 20, 2016

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director

The following exhibits are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		9/30/2016

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.1.2*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.1.3*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.1.4*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.1.5*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.1.6*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.1.7*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/22/2015	12/17/2015

10.1.8*	Seventh Restated 2002 Stock Incentive Plan Letter Agreement for 2016 Performance-Based Restricted Stock Units-Executive		10-Q	11/22/2015	12/17/2015

10.1.9*	Executive Employment Agreement, effective August 31, 2015, as amended, between Craig Jelinek and Costco Wholesale Corporation		10-K	8/28/2016	10/11/2016

10.2*	Form of Indemnification Agreement		14A		12/13/1999

10.4*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.5**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.5.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.5.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

Table of Contents

EXHIBIT INDEX (Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.5.3***	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/11/2016

10.6*	Fiscal 2016 Executive Bonus Plan		8-K		10/30/2015

21.1	Subsidiaries of the Company		10-K	8/28/2016	10/11/2016

23.1	Consent of Independent Registered Public Accounting Firm		10-K	8/28/2016	10/11/2016

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications		10-K	8/28/2016	10/11/2016

101.INS	XBRL Instance Document		10-K	8/28/2016	10/11/2016

101.SCH	XBRL Taxonomy Extension Schema Document		10-K	8/28/2016	10/11/2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-K	8/28/2016	10/11/2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-K	8/28/2016	10/11/2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-K	8/28/2016	10/11/2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-K	8/28/2016	10/11/2016
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.
*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.