Form 10-Q
period 2016-11-20
COSTCO WHOLESALE CORP /NEW
filed 2016-12-16
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 20, 2016
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
(Registrant’s telephone number, including area code): (425) 313-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☒   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of December 8, 2016 was 439,240,344.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	November 20, 2016	August 28, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,805	$3,379
Short-term investments	1,311	1,350
Receivables, net	1,498	1,252
Merchandise inventories	10,721	8,969
Other current assets	235	268
Total current assets	18,570	15,218
PROPERTY AND EQUIPMENT
Land	5,389	5,395
Buildings and improvements	14,060	13,994
Equipment and fixtures	6,173	6,077
Construction in progress	816	701
	26,438	26,167
Less accumulated depreciation and amortization	(9,282)	(9,124)
Net property and equipment	17,156	17,043
OTHER ASSETS	806	902
TOTAL ASSETS	$36,532	$33,163
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,003	$7,612
Current portion of long-term debt	1,159	1,100
Accrued salaries and benefits	2,534	2,629
Accrued member rewards	862	869
Deferred membership fees	1,414	1,362
Other current liabilities	2,189	2,003
Total current liabilities	19,161	15,575
LONG-TERM DEBT, excluding current portion	3,933	4,061
OTHER LIABILITIES	1,207	1,195
Total liabilities	24,301	20,831
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 439,343,000 and 437,524,000 shares issued and outstanding	2	2
Additional paid-in capital	5,528	5,490
Accumulated other comprehensive loss	(1,439)	(1,099)
Retained earnings	7,882	7,686
Total Costco stockholders’ equity	11,973	12,079
Noncontrolling interests	258	253
Total equity	12,231	12,332
TOTAL LIABILITIES AND EQUITY	$36,532	$33,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended
	November 20, 2016	November 22, 2015
REVENUE
Net sales	$27,469	$26,627
Membership fees	630	593
Total revenue	28,099	27,220
OPERATING EXPENSES
Merchandise costs	24,288	23,621
Selling, general and administrative	2,940	2,806
Preopening expenses	22	26
Operating income	849	767
OTHER INCOME (EXPENSE)
Interest expense	(29)	(33)
Interest income and other, net	26	28
INCOME BEFORE INCOME TAXES	846	762
Provision for income taxes	291	275
Net income including noncontrolling interests	555	487
Net income attributable to noncontrolling interests	(10)	(7)
NET INCOME ATTRIBUTABLE TO COSTCO	$545	$480
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.24	$1.10
Diluted	$1.24	$1.09
Shares used in calculation (000’s):
Basic	438,007	438,342
Diluted	440,525	441,386
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 20, 2016	November 22, 2015
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$555	$487
Foreign-currency translation adjustment and other, net	(345)	15
Comprehensive income	210	502
Less: Comprehensive income attributable to noncontrolling interests	5	6
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$205	$496

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 20, 2016	November 22, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$555	$487
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	297	271
Stock-based compensation	211	186
Excess tax benefits on stock-based awards	(39)	(74)
Other non-cash operating activities, net	(51)	6
Deferred income taxes	49	(17)
Changes in operating assets and liabilities:
Merchandise inventories	(1,983)	(1,473)
Accounts payable	3,707	1,435
Other operating assets and liabilities, net	47	(10)
Net cash provided by operating activities	2,793	811
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(402)	(197)
Maturities and sales of short-term investments	416	584
Additions to property and equipment	(667)	(715)
Other investing activities, net	(2)	(4)
Net cash used in investing activities	(655)	(332)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(178)	(20)
Proceeds from short-term borrowings	0	83
Minimum tax withholdings on stock-based awards	(201)	(219)
Excess tax benefits on stock-based awards	39	74
Repurchases of common stock	(122)	(142)
Cash dividend payments	(198)	0
Net cash used in financing activities	(660)	(224)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52)	(2)
Net increase in cash and cash equivalents	1,426	253
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,379	4,801
CASH AND CASH EQUIVALENTS END OF PERIOD	$4,805	$5,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
Interest (reduced by $5 and $4 interest capitalized in 2017 and 2016, respectively)	$34	$31
Income taxes, net	$171	$298
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$0	$176

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 20, 2016, Costco operated 723 warehouses worldwide: 506 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 94 Canada locations, 36 Mexico locations, 28 United Kingdom (U.K.) locations, 25 Japan locations, 12 Korea locations, 12 Taiwan locations, eight Australia locations and two Spain locations. The Company's online business operates websites in the U.S., Canada, U.K., Mexico, Korea, and Taiwan.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 28, 2016.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. References to the first quarters of 2017 and 2016 relate to the 12-week fiscal quarters ended November 20, 2016, and November 22, 2015, respectively.
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
Reclassifications
Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. These reclassifications did not have a material impact on the Company's previously reported condensed consolidated financial statements.

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
The Company’s current financial liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company's 2016 Form 10-K.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation rates and inventory levels for the year have been determined. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
As of November 20, 2016, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. As of August 28, 2016, the cumulative impact of the LIFO valuation on merchandise inventories was immaterial.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $574 and $572 at November 20, 2016, and August 28, 2016, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of November 20, 2016, and August 28, 2016.

Note 1—Summary of Significant Accounting Policies (Continued)

The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts was a net gain of $30 in the first quarter of 2017 and immaterial in the first quarter of 2016.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net loss of $17 in the first quarter of 2017 and a net gain of $19 in the first quarter of 2016.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019.
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

Note 1—Summary of Significant Accounting Policies (Continued)

The Company is evaluating the impact of these standards on its consolidated financial statements and disclosures.
Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 28, 2016. The Company’s investments were as follows:

November 20, 2016:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,046	$(2)	$1,044
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,047	(2)	1,045
Held-to-maturity:
Certificates of deposit	266		266
Total short-term investments	$1,313	$(2)	$1,311

August 28, 2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,028	$6	$1,034
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,029	6	1,035
Held-to-maturity:
Certificates of deposit	306		306
Bankers' acceptances	9		9
Total held-to-maturity	315		315
Total short-term investments	$1,344	$6	$1,350
At November 20, 2016, and August 28, 2016, there were no available-for-sale securities with continuous unrealized-loss positions. During the first quarter of 2017, unrealized gains and losses on cash and cash equivalents were not material. During the first quarter of 2016, there were no unrealized gains and losses on cash and cash equivalents.
The proceeds from sales of available-for-sale securities were $32 and $50 during the first quarter of 2017 and 2016, respectively. Gross realized gains and losses from sales of available-for-sale securities during the first quarter of 2017 and 2016 were not material.
The maturities of available-for-sale and held-to-maturity securities at November 20, 2016, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$181	$181	$266
Due after one year through five years	796	795	0
Due after five years	70	69	0
	$1,047	$1,045	$266

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

November 20, 2016:	Level 1	Level 2
Money market mutual funds(1)	$188	$0
Investment in government and agency securities(2)	0	1,054
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(3)	0	29
Forward foreign-exchange contracts, in (liability) position(3)	0	(1)
Total	$188	$1,083

August 28, 2016:	Level 1	Level 2
Money market mutual funds(1)	$222	$0
Investment in government and agency securities (2)	0	1,034
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(3)	0	11
Forward foreign-exchange contracts, in (liability) position(3)	0	(13)
Total	$222	$1,033
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
At November 20, 2016, $10 and $1,044 were included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. At August 28, 2016, there were no securities included in cash and cash equivalents and $1,034 included in short-term investments in the accompanying condensed consolidated balance sheets.

(3)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

At November 20, 2016, and August 28, 2016, the Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the first quarter of 2017 or 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost. There were no fair value adjustments to these financial assets during the first quarter of 2017 or 2016.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets. There were no fair value adjustments resulting from an impairment to nonfinancial assets during the first quarter of 2017 or 2016.
Note 4—Debt
The estimated fair value of the Company’s debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.

Note 4—Debt (Continued)

The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	November 20, 2016		August 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,100	$1,116	$1,100	$1,129
1.125% Senior Notes due December 2017	1,099	1,100	1,099	1,103
1.7% Senior Notes due December 2019	1,197	1,201	1,196	1,219
1.75% Senior Notes due February 2020	498	498	498	508
2.25% Senior Notes due February 2022	497	498	497	512
Other long-term debt	701	724	771	803
Total long-term debt	5,092	5,137	5,161	5,274
Less current portion	1,159	1,177	1,100	1,130
Long-term debt, excluding current portion	$3,933	$3,960	$4,061	$4,144
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.45 per share, compared to $0.40 per share in the first quarter of 2016. On October 12, 2016, the Board of Directors declared a quarterly cash dividend in the amount of $0.45 per share, which was paid on November 18, 2016.
Stock Repurchase Programs
Stock repurchase activity during the first quarter of 2017 and 2016 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
First quarter of 2017	809	$151.00	$122
First quarter of 2016	898	$144.88	$130
The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $3,100 at November 20, 2016. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2016	$12,079	$253	$12,332
Comprehensive income:
Net income	545	10	555
Foreign-currency translation adjustment and other, net	(340)	(5)	(345)
Comprehensive income	205	5	210
Stock-based compensation	211	0	211
Release of vested restricted stock units (RSUs), including tax effects	(162)	0	(162)
Repurchases of common stock	(122)	0	(122)
Cash dividends declared and other	(238)	0	(238)
Equity at November 20, 2016	$11,973	$258	$12,231

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2015	$10,617	$226	$10,843
Comprehensive income:
Net income	480	7	487
Foreign-currency translation adjustment and other, net	16	(1)	15
Comprehensive income	496	6	502
Stock-based compensation	186	0	186
Release of vested RSUs, including tax effects	(145)	0	(145)
Repurchases of common stock	(130)	0	(130)
Cash dividends declared	(176)	0	(176)
Equity at November 22, 2015	$10,848	$232	$11,080
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

Note 6—Stock-Based Compensation (Continued)

Summary of Restricted Stock Unit Activity
At November 20, 2016, 11,250,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,621,000 time-based RSUs, which vest upon continued employment over specified periods of time;

•
297,000 performance-based RSUs, granted to certain executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
251,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2017, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2017:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 28, 2016	8,326	$120.56
Granted	3,604	143.84
Vested and delivered	(3,975)	119.51
Forfeited	(37)	128.95
Outstanding at November 20, 2016	7,918	$131.64
The remaining unrecognized compensation cost related to non-vested RSUs at November 20, 2016, was $993, and the weighted-average period over which this cost will be recognized is 1.9 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Stock-based compensation expense before income taxes	$211	$186
Less recognized income tax benefit	(69)	(63)
Stock-based compensation expense, net of income taxes	$142	$123

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Net income available to common stockholders used in basic and diluted net income per common share	$545	$480
Weighted average number of common shares used in basic net income per common share	438,007	438,342
RSUs	2,510	3,033
Conversion of convertible notes	8	11
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	440,525	441,386

Anti-dilutive RSUs	1,877	964
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
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America

Note 8—Commitments and Contingencies (Continued)

Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement, and the appeal is pending. Plaintiffs moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. A report and recommendation was issued in favor of a fee award of $3.8. On August 24, 2016, the district court affirmed the report and recommendation. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company's appeal is pending; and
A class action alleging violation of California Wage Order 7-2001 by failing to provide seating to member service assistants who act as greeters and exit attendants in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal.) The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint.
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
On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. The Company is seeking to cooperate with the request.
The Company has received notices of violation from the Connecticut Department of Energy and Environmental Protection regarding hazardous waste practices at its Connecticut warehouses, primarily

Note 8—Commitments and Contingencies (Continued)

concerning unsalable pharmaceuticals. The Company is seeking to cooperate concerning the resolution of these notices.
The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.
Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Australia, and Spain and through majority-owned subsidiaries in Taiwan and Korea. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are the same as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 28, 2016, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 20, 2016
Total revenue	$20,377	$4,099	$3,623	$28,099
Operating income	506	191	152	849
Depreciation and amortization	226	26	45	297
Additions to property and equipment	426	110	131	667
Net property and equipment	11,945	1,673	3,538	17,156
Total assets	25,364	4,103	7,065	36,532
Twelve Weeks Ended November 22, 2015
Total revenue	$19,846	$3,882	$3,492	$27,220
Operating income	451	183	133	767
Depreciation and amortization	204	25	42	271
Additions to property and equipment	457	41	217	715
Net property and equipment	11,078	1,391	3,398	15,867
Total assets	24,944	3,262	6,831	35,037
Year Ended August 28, 2016
Total revenue	$86,579	$17,028	$15,112	$118,719
Operating income	2,326	778	568	3,672
Depreciation and amortization	946	109	200	1,255
Additions to property and equipment	1,823	299	527	2,649
Net property and equipment	11,745	1,628	3,670	17,043
Total assets	22,511	3,480	7,172	33,163

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
This management discussion should be read in conjunction with the management discussion included in our fiscal 2016 Annual Report on Form 10-K, previously filed with the SEC.
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
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

global, national and regional wholesalers and retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members, but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2017 and 2016 relate to the twelve-week fiscal quarters ended November 20, 2016, and November 22, 2015, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the first quarter of 2017 as compared to the first quarter of 2016 include:

•	We opened eight net new warehouses, five in the U.S. and three in Canada, compared to 11 net new warehouses in 2016;

•
Net sales increased 3% to $27,469, driven by sales at new warehouses opened since the end of the first quarter of fiscal 2016 and a 1% increase in comparable sales. Net and comparable sales results were negatively impacted by price deflation, primarily in the foods and hardlines categories;

•	Membership fee revenue increased 6% to $630, primarily due to sign-ups at existing and new warehouses and executive membership upgrades;

•	Gross margin percentage increased 29 basis points, driven largely by the impact of a non-recurring legal settlement;

•	SG&A expenses as a percentage of net sales increased 16 basis points;

•	Net income increased 14% to $545, or $1.24 per diluted share, compared to $480, or $1.09 per diluted share in 2016; and

•	On October 12, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.45 per share, which was paid on November 18, 2016.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Net Sales	$27,469	$26,627
Changes in net sales:
U.S.	3%	3%
Canada	6%	(8)%
Other International	4%	1%
Total Company	3%	1%
Changes in comparable sales:
U.S.	1%	2%
Canada	4%	(9)%
Other International	0%	(5)%
Total Company	1%	(1)%
Increases in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	1%	6%
Canada	5%	9%
Other International	3%	7%
Total Company	2%	6%
Net Sales
Net sales increased $842 or 3% during the first quarter of 2017 compared to the first quarter of 2016. This increase was attributable to sales at the 26 net new warehouses opened since the end of the first quarter of 2016 and a 1% increase in comparable sales. Net sales were negatively impacted by price deflation, primarily in our foods and hardlines categories. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $100, or 37 basis points, compared to the first quarter of 2016, attributable to certain foreign countries in which we operate, predominantly the U.K. of $138 and Mexico of $101, partially offset by a positive impact in Japan of $95. Changes in gasoline prices negatively impacted net sales by approximately $77, or 29 basis points, due to a 3% decrease in average sales price per gallon.
Comparable Sales
Comparable sales increased 1% in the first quarter of 2017 and were positively impacted by an increase in shopping frequency. Average ticket and comparable sales results were negatively impacted by price deflation, changes in certain foreign currencies relative to the U.S. dollar, and a decrease in gasoline prices. Comparable sales were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Membership Fees

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Membership fees	$630	$593
Membership fees as a percentage of net sales	2.29%	2.23%
Total paid members as of quarter end (000's)	47,900	45,400
Total cardholders as of quarter end (000's)	87,300	82,700
Membership fees increased 6% in the first quarter of 2017. This was primarily due to sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Our member renewal rates are currently 90% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Net sales	$27,469	$26,627
Less merchandise costs	24,288	23,621
Gross margin	$3,181	$3,006
Gross margin percentage	11.58%	11.29%
The gross margin of core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 17 basis points. This was attributable to increases in food and sundries, hardlines, and fresh foods, partially offset by a decrease in softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased 29 basis points compared to the first quarter of 2016. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.55%, an increase of 26 basis points from the first quarter of 2016. This increase was primarily due to a benefit of 19 basis points for a non-recurring legal settlement, 13 basis points related to amounts earned under our new co-branded credit card arrangement in the U.S., and three basis points from our core merchandise categories. These increases were partially offset by a decrease in our warehouse ancillary and other businesses of six basis points, primarily our gasoline business.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of gasoline price deflation on net sales (segment gross margin percentage), increased in our U.S. operations, predominantly due to the non-recurring legal settlement and increased amounts earned under the new co-branded credit card arrangement discussed above. These increases were partially offset by a decrease in our warehouse ancillary and other businesses, primarily our gasoline business. The segment gross margin percentage in our Canadian operations increased, primarily due to an increase across all core merchandise categories, except fresh foods, and in warehouse ancillary and other businesses, primarily pharmacy and e-commerce businesses. The segment gross margin percentage in our Other International operations increased, predominantly due to an increase across all core merchandise categories, primarily food and sundries and fresh foods.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 20, 2016	November 22, 2015
SG&A expenses	$2,940	$2,806
SG&A expenses as a percentage of net sales	10.70%	10.54%
SG&A expenses as a percentage of net sales increased 16 basis points compared to the first quarter of 2016. Excluding the negative impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.67%, an increase of 13 basis points. Warehouse operating costs increased six basis points, due to an increase of 31 basis points in payroll and employee benefit expenses, largely in our U.S. operations, which were partially offset by lower costs associated with the new co-branded credit card arrangement in the U.S. of 25 basis points. Our central operating costs increased nine basis points, predominantly due to costs associated with our information systems modernization, including increased depreciation expense for projects placed in service, incurred by our U.S. operations. Stock compensation expense was higher by six basis points, due primarily to accelerated vesting for long service. SG&A expense increases were partially offset by eight basis points for non-recurring legal and regulatory matters recorded in the first quarter of 2016.
Preopening Expense

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Preopening expenses	$22	$26
Warehouse openings, including relocations
United States	6	9
Canada	3	1
Other International	0	3
Total warehouse openings, including relocations	9	13

Preopening expenses include costs for startup operations related to new warehouses, including relocations, development in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2017, we expect to open up to 25 additional warehouses, including two relocations, compared to 20 warehouses, including two relocations, opened in the remainder of fiscal 2016.
Interest Expense

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Interest expense	$29	$33
Interest expense is primarily related to Senior Notes issued by the Company.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Interest Income and Other, Net

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Interest income	$8	$9
Foreign-currency transaction gains, net	13	18
Other, net	5	1
Interest income and other, net	$26	$28
Foreign-currency transaction gains, net include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Provision for income taxes	$291	$275
Effective tax rate	34.4%	36.1%
The effective tax rates for the first quarter of 2017 and 2016 were impacted by immaterial net discrete items.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 20, 2016	November 22, 2015
Net cash provided by operating activities	$2,793	$811
Net cash used in investing activities	(655)	(332)
Net cash used in financing activities	(660)	(224)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,116 and $4,729 at November 20, 2016, and August 28, 2016, respectively. Of these balances, approximately $1,301 and $1,071 represented unsettled credit and debit card receivables at the end of the first quarter of 2017 and fiscal year 2016, respectively. These receivables generally settle within four days.

We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, including a portion of the undistributed earnings of our Canadian operations, because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings if repatriated would not result in an adverse tax consequence. Although we have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, we may repatriate such earnings to the extent we can do so without an adverse tax consequence. If we determine that such earnings are no longer indefinitely reinvested, deferred taxes, to the extent required and applicable, are recorded at that time.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

In the first quarter of 2017, we changed our position regarding an additional portion of the undistributed earnings of our Canadian operations, which are no longer considered indefinitely reinvested. We determined that these undistributed earnings could be repatriated without adverse tax consequences.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,327 at November 20, 2016.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2,793 in the first quarter of 2017, compared to $811 in the first quarter of 2016. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll, employee benefits, and utilities, as well as payments for income taxes. The increase in net cash provided by operating activities for the first quarter of 2017 when compared to the first quarter 2016 was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, in advance of implementing our modernized accounting system at the beginning of fiscal 2017, which had a positive impact on cash flows from operating activities in the first quarter of 2017.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $655 in the first quarter of 2017 compared to $332 in the first quarter of 2016. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened eight new warehouses and relocated one in the first quarter of 2017 and plan to open up to 23 new warehouses and relocate two for the remainder of fiscal 2017. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first quarter of 2017, we spent approximately $667, and it is our current intention to spend approximately $2,600 to $2,800 during fiscal 2017. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $660 in the first quarter of 2017 compared to $224 in the first quarter of 2016. Cash flow used in financing activities primarily related to the payment of withholding taxes on stock-based awards and cash dividend payments.
Stock Repurchase Programs
During the first quarter of 2017 and 2016, we repurchased 809,000 and 898,000 shares of common stock, at an average price of $151.00 and $144.88, totaling approximately $122 and $130, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The amount available for stock repurchases under our approved plan was $3,100 at November 20, 2016. Purchases are

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.45 per share. On October 12, 2016, our Board of Directors declared a quarterly dividend of $0.45 per share payable to shareholders of record on November 4, 2016. The dividend was paid on November 18, 2016.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of November 20, 2016, we had borrowing capacity within these facilities of $404, of which $334 was maintained by our international operations. Of the $334, $163 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2017 or at the end of 2016.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $149. The outstanding commitments under these facilities at the end of the first quarter of 2017 totaled $94, including $91 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Contractual Obligations
As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base our estimates and judgments on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 28, 2016. There have been no material changes to the critical accounting policies previously disclosed in that Report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2016.

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
In the first quarter of fiscal 2017, we implemented a new accounting system for the U.S. and Canada, which required changes to certain of our business processes and internal controls over financial reporting. The initial design and documentation of these processes and procedures are complete. They will be updated as necessary to ensure continued effective internal control over financial reporting.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2016. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2017 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
August 29, 2016 - September 25, 2016	273,000	$153.84	273,000	$3,180
September 26, 2016 - October 23, 2016	350,000	150.21	350,000	3,127
October 24, 2016 - November 20, 2016	186,000	148.33	186,000	3,100
Total first quarter	809,000	$151.00	809,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.

Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.
Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		9/30/2016

10.1*	Executive Employment Agreement, effective January 1, 2017, between Craig Jelinek and Costco Wholesale Corporation	x

10.2*	Fiscal 2017 Executive Bonus Plan		8-K		11/3/2016

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 15, 2016	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 15, 2016	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director