Form 10-Q
period 2017-02-12
COSTCO WHOLESALE CORP /NEW
filed 2017-03-09
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 12, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of March 1, 2017 was 438,941,216.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	February 12, 2017	August 28, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,744	$3,379
Short-term investments	1,221	1,350
Receivables, net	1,597	1,252
Merchandise inventories	9,530	8,969
Other current assets	368	268
Total current assets	17,460	15,218
PROPERTY AND EQUIPMENT
Land	5,436	5,395
Buildings and improvements	14,395	13,994
Equipment and fixtures	6,363	6,077
Construction in progress	697	701
	26,891	26,167
Less accumulated depreciation and amortization	(9,549)	(9,124)
Net property and equipment	17,342	17,043
OTHER ASSETS	828	902
TOTAL ASSETS	$35,630	$33,163
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$8,764	$7,612
Current portion of long-term debt	2,257	1,100
Accrued salaries and benefits	2,780	2,629
Accrued member rewards	910	869
Deferred membership fees	1,458	1,362
Other current liabilities	2,691	2,003
Total current liabilities	18,860	15,575
LONG-TERM DEBT, excluding current portion	2,815	4,061
OTHER LIABILITIES	1,243	1,195
Total liabilities	22,918	20,831
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 438,941,000 and 437,524,000 shares issued and outstanding	2	2
Additional paid-in capital	5,631	5,490
Accumulated other comprehensive loss	(1,333)	(1,099)
Retained earnings	8,140	7,686
Total Costco stockholders’ equity	12,440	12,079
Noncontrolling interests	272	253
Total equity	12,712	12,332
TOTAL LIABILITIES AND EQUITY	$35,630	$33,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
REVENUE
Net sales	$29,130	$27,567	$56,599	$54,194
Membership fees	636	603	1,266	1,196
Total revenue	29,766	28,170	57,865	55,390
OPERATING EXPENSES
Merchandise costs	25,927	24,469	50,215	48,090
Selling, general and administrative	2,980	2,835	5,920	5,641
Preopening expenses	15	10	37	36
Operating income	844	856	1,693	1,623
OTHER INCOME (EXPENSE)
Interest expense	(31)	(31)	(60)	(64)
Interest income and other, net	(4)	16	22	44
INCOME BEFORE INCOME TAXES	809	841	1,655	1,603
Provision for income taxes	288	286	579	561
Net income including noncontrolling interests	521	555	1,076	1,042
Net income attributable to noncontrolling interests	(6)	(9)	(16)	(16)
NET INCOME ATTRIBUTABLE TO COSTCO	$515	$546	$1,060	$1,026
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.17	$1.24	$2.42	$2.34
Diluted	$1.17	$1.24	$2.41	$2.32
Shares used in calculation (000’s):
Basic	439,127	439,648	438,567	438,990
Diluted	440,657	441,559	440,568	441,457
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.40	$0.90	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$521	$555	$1,076	$1,042
Foreign-currency translation adjustment and other, net	114	(244)	(231)	(229)
Comprehensive income	635	311	845	813
Less: Comprehensive income attributable to noncontrolling interests	14	4	19	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$621	$307	$826	$803

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	24 Weeks Ended
	February 12, 2017	February 14, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,076	$1,042
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	609	556
Stock-based compensation	322	287
Excess tax benefits on stock-based awards	(37)	(74)
Other non-cash operating activities, net	(12)	5
Deferred income taxes	45	(15)
Changes in operating assets and liabilities:
Merchandise inventories	(735)	(98)
Accounts payable	1,579	(482)
Other operating assets and liabilities, net	439	381
Net cash provided by operating activities	3,286	1,602
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(625)	(499)
Maturities and sales of short-term investments	734	886
Additions to property and equipment	(1,183)	(1,339)
Other investing activities, net	22	0
Net cash used in investing activities	(1,052)	(952)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(272)	(146)
Proceeds from short-term borrowings	0	99
Repayments of long-term debt	0	(1,200)
Minimum tax withholdings on stock-based awards	(201)	(219)
Excess tax benefits on stock-based awards	37	74
Repurchases of common stock	(190)	(213)
Cash dividend payments	(198)	(176)
Other financing activities, net	(1)	(6)
Net cash used in financing activities	(825)	(1,787)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(44)	(31)
Net change in cash and cash equivalents	1,365	(1,168)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,379	4,801
CASH AND CASH EQUIVALENTS END OF PERIOD	$4,744	$3,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $8, interest capitalized in 2017 and 2016)	$54	$52
Income taxes, net	$458	$447
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$198	$176

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, membership fee, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 12, 2017, Costco operated 727 warehouses worldwide: 508 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 94 Canada locations, 36 Mexico locations, 28 United Kingdom (U.K.) locations, 25 Japan locations, 13 Korea locations, 13 Taiwan locations, eight Australia locations and two Spain locations. The Company's online business operates websites in the U.S., Canada, U.K., Mexico, Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2017 is a 53-week year ending on September 3, 2017. References to the second quarters of 2017 and 2016 relate to the 12-week fiscal quarters ended February 12, 2017, and February 14, 2016, respectively. References to the first half of 2017 and 2016 relate to the twenty-four weeks ended February 12, 2017, and February 14, 2016, respectively.
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
As of February 12, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. As of August 28, 2016, the cumulative impact of the LIFO valuation on merchandise inventories was immaterial.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $521 and $572 at February 12, 2017, and August 28, 2016, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of February 12, 2017, and August 28, 2016.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts was a net loss of $29 in the second quarter and immaterial in first half of 2017. Unrealized

Note 1—Summary of Significant Accounting Policies (Continued)

gains or losses on unsettled forward foreign-exchange contracts were immaterial in the second quarter and first half of 2016.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items resulted in a net gain of $9 and a net loss of $8 in the second quarter and first half of 2017, respectively, as compared to a net gain of $11 and $30 in the second quarter and first half of 2016, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Transition is permitted either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019 and is in the process of evaluating the impact and method of adoption of the standard and its related amendments. The Company is reviewing current accounting policies, business processes, systems and controls to identify potential differences or changes that would result from applying the new standard. The Company is still evaluating whether or not there will be a material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.
In February 2016, the FASB issued new guidance on leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to record right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on results of operations or cash flows.

Note 1—Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued new guidance on stock compensation, intended to simplify accounting for share-based payment transactions. The guidance will change accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance will likely be material to the provision for income taxes on the Company’s consolidated income statements and earnings per share amounts for the change in the recognition of excess tax benefits or deficiencies. Due to the Company's annual vesting and release in its first fiscal quarter, this may create increased volatility in these amounts during that quarter of each fiscal year. Previously these amounts were reflected in equity. Additionally, these amounts will be reflected as an operating activity instead of financing activity in the consolidated statements of cash flows. Adoption of this guidance is not expected to have a material effect on the consolidated balance sheets, statements of cash flows, or related disclosures.
Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 28, 2016. The Company’s investments were as follows:

February 12, 2017:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,051	$(2)	$1,049
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,052	(2)	1,050
Held-to-maturity:
Certificates of deposit	171		171
Total short-term investments	$1,223	$(2)	$1,221

August 28, 2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,028	$6	$1,034
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,029	6	1,035
Held-to-maturity:
Certificates of deposit	306		306
Bankers' acceptances	9		9
Total held-to-maturity	315		315
Total short-term investments	$1,344	$6	$1,350
At February 12, 2017, and August 28, 2016, there were no available-for-sale securities with continuous unrealized-loss positions. There were no unrealized gains and losses on cash and cash equivalents at the end of the second quarter of 2017 and unrealized gains and losses on cash and cash equivalents were not material during the first half of 2017. There were no unrealized gains and losses on cash and cash equivalents during the second quarter and first half of 2016.
The proceeds from sales of available-for-sale securities were $34 and $139 during the second quarter of 2017 and 2016, respectively, and $66 and $189 during the first half of 2017 and 2016, respectively. Gross

Note 2—Investments (Continued)

realized gains or losses from sales of available-for-sale securities during the second quarter and first half of 2017 and 2016 were not material.
The maturities of available-for-sale and held-to-maturity securities at February 12, 2017, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$160	$160	$171
Due after one year through five years	837	836	0
Due after five years	55	54	0
	$1,052	$1,050	$171
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

February 12, 2017:	Level 1	Level 2
Money market mutual funds(1)	$32	$0
Investment in government and agency securities	0	1,049
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	6
Forward foreign-exchange contracts, in (liability) position(2)	0	(8)
Total	$32	$1,048

August 28, 2016:	Level 1	Level 2
Money market mutual funds(1)	$222	$0
Investment in government and agency securities	0	1,034
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	11
Forward foreign-exchange contracts, in (liability) position(2)	0	(13)
Total	$222	$1,033
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

At February 12, 2017, and August 28, 2016, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the second quarter or first half of 2017 or 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost. There were no fair value adjustments to these financial assets during the second quarter or first half of 2017 or 2016.

Note 3—Fair Value Measurement (Continued)

Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets. There were no fair value adjustments resulting from an impairment to nonfinancial assets during the second quarter or first half of 2017 or 2016.
Note 4—Debt
The estimated fair value of the Company’s debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. Substantially all of the Company's long-term debt is valued using Level 2 inputs.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	February 12, 2017		August 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$1,100	$1,105	$1,100	$1,129
1.125% Senior Notes due December 2017	1,099	1,100	1,099	1,103
1.7% Senior Notes due December 2019	1,197	1,210	1,196	1,219
1.75% Senior Notes due February 2020	498	499	498	508
2.25% Senior Notes due February 2022	497	497	497	512
Other long-term debt	681	705	771	803
Total long-term debt	5,072	5,116	5,161	5,274
Less current portion	2,257	2,264	1,100	1,130
Long-term debt, excluding current portion	$2,815	$2,852	$4,061	$4,144
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.45 per share, compared to $0.40 per share in the second quarter of 2016. On January 27, 2017, the Board of Directors declared a quarterly cash dividend in the amount of $0.45 per share, which was paid subsequent to the end of the second quarter, on February 24, 2017.

Note 5—Equity and Comprehensive Income (Continued)

Stock Repurchase Programs
Stock repurchase activity during the second quarter and first half of 2017 and 2016 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Second quarter of 2017	411	$159.86	$66
First half of 2017	1,220	$153.98	$188

Second quarter of 2016	531	$150.02	$80
First half of 2016	1,429	$146.79	$210
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $3,034 at February 12, 2017. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2016	$12,079	$253	$12,332
Comprehensive income:
Net income	1,060	16	1,076
Foreign-currency translation adjustment and other, net	(234)	3	(231)
Comprehensive income	826	19	845
Stock-based compensation	322	0	322
Release of vested restricted stock units (RSUs), including tax effects	(164)	0	(164)
Repurchases of common stock	(188)	0	(188)
Cash dividends declared and other	(435)	0	(435)
Equity at February 12, 2017	$12,440	$272	$12,712

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2015	$10,617	$226	$10,843
Comprehensive income:
Net income	1,026	16	1,042
Foreign-currency translation adjustment and other, net	(223)	(6)	(229)
Comprehensive income	803	10	813
Stock-based compensation	287	0	287
Release of vested RSUs, including tax effects	(145)	0	(145)
Repurchases of common stock	(210)	0	(210)
Cash dividends declared	(352)	0	(352)
Distribution to noncontrolling interest	0	(2)	(2)
Equity at February 14, 2016	$11,000	$234	$11,234
Note 6—Stock-Based Compensation
The Seventh Restated 2002 Stock Incentive Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
Summary of Restricted Stock Unit Activity
At February 12, 2017, 11,332,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,662,000 time-based RSUs, which vest upon continued employment over specified periods of time;

•
165,000 performance-based RSUs, granted to certain executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
251,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2017, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first half of 2017:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 28, 2016	8,326	$120.56
Granted	3,855	144.11
Vested and delivered	(3,984)	119.44
Forfeited	(119)	129.93
Outstanding at February 12, 2017	8,078	$132.21
The remaining unrecognized compensation cost related to non-vested RSUs at February 12, 2017, was $911, and the weighted-average period over which this cost will be recognized is 1.8 years.

Note 6—Stock-Based Compensation (Continued)

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Stock-based compensation expense before income taxes	$111	$101	$322	$287
Less recognized income tax benefit	(37)	(34)	(106)	(97)
Stock-based compensation expense, net of income taxes	$74	$67	$216	$190
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Net income available to common stockholders used in basic and diluted net income per common share	$515	$546	$1,060	$1,026
Weighted average number of common shares used in basic net income per common share	439,127	439,648	438,567	438,990
RSUs	1,522	1,900	1,993	2,456
Conversion of convertible notes	8	11	8	11
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	440,657	441,559	440,568	441,457
Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company previously recorded an immaterial accrual with respect to two matters described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably

Note 8—Commitments and Contingencies (Continued)

estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement, and the appeal is pending. Plaintiffs moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. A report and recommendation was issued in favor of a fee award of $4. On August 24, 2016, the district court affirmed the report and recommendation. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company's appeal is pending; and
A class action alleging violation of California Wage Order 7-2001 by failing to provide seating to member service assistants who act as greeters and exit attendants in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal. filed July 1, 2013) The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint.
The Company has received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws,

Note 8—Commitments and Contingencies (Continued)

the states may seek interest, penalties, costs of examinations, and other relief. Certain states have separately also made requests for payment by the Company concerning a specific type of property, some of which have been paid in immaterial amounts.
The Company received from the Drug Enforcement Administration subpoenas and administrative inspection warrants concerning the Company's fulfillment of prescriptions related to controlled substances and related practices. Offices of the United States Attorney in various districts communicated to the Company their belief that the Company had committed civil regulatory violations concerning these subjects. On January 19, 2017, a civil settlement of these matters was announced, under which the Company is required to pay $12, for which the Company previously accrued.
On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. The Company is seeking to cooperate with the request.
In November 2016, the Company received notices of violation from the Connecticut Department of Energy and Environmental Protection regarding hazardous waste practices at its Connecticut warehouses, primarily concerning unsalable pharmaceuticals. The Company is seeking to cooperate concerning the resolution of these notices.
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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 12, 2017
Total revenue	$21,764	$4,229	$3,773	$29,766
Operating income	520	180	144	844
Depreciation and amortization	241	27	44	312
Additions to property and equipment	358	56	102	516
Twelve Weeks Ended February 14, 2016
Total revenue	$20,642	$3,791	$3,737	$28,170
Operating income	552	156	148	856
Depreciation and amortization	212	24	49	285
Additions to property and equipment	460	30	134	624
Twenty-four Weeks Ended February 12, 2017
Total revenue	$42,141	$8,328	$7,396	$57,865
Operating income	1,026	371	296	1,693
Depreciation and amortization	467	53	89	609
Additions to property and equipment	784	166	233	1,183
Net property and equipment	12,040	1,688	3,614	17,342
Total assets	24,735	3,926	6,969	35,630
Twenty-four Weeks Ended February 14, 2016
Total revenue	$40,488	$7,673	$7,229	$55,390
Operating income	1,003	339	281	1,623
Depreciation and amortization	416	49	91	556
Additions to property and equipment	917	71	351	1,339
Net property and equipment	11,327	1,325	3,413	16,065
Total assets	22,733	3,076	6,579	32,388
Year Ended August 28, 2016
Total revenue	$86,579	$17,028	$15,112	$118,719
Operating income	2,326	778	568	3,672
Depreciation and amortization	946	109	200	1,255
Additions to property and equipment	1,823	299	527	2,649
Net property and equipment	11,745	1,628	3,670	17,043
Total assets	22,511	3,480	7,172	33,163

Note 10—Subsequent Event

On March 2, 2017, the Company announced membership fee increases in the U.S. and Canada effective June 1, 2017. The annual membership fee for Goldstar (individual), Business and Business add-on members will increase $5 to $60 per year. The Executive membership fee will increase from $110 to $120 (annual membership fee of $60, plus the Executive upgrade of $60), and the maximum annual 2% reward will increase from $750 to $1,000.

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
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers. While we cannot control or reliably predict general

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
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
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our online business growth domestically and internationally also increases our sales.
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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

The impact of changes in gasoline prices on net sales is calculated based on the difference between the current period's average price per gallon sold and that of the comparable prior period.
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2017 and 2016 relate to the 12-week fiscal quarters ended February 12, 2017, and February 14, 2016, respectively. References to the first half of 2017 and 2016 relate to the twenty-four weeks ended February 12, 2017, and February 14, 2016, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the second quarter of 2017 as compared to the second quarter of 2016 include:

•
Net sales increased 6% to $29,130, driven by sales at new warehouses opened since the end of the second quarter of fiscal 2016 and a 3% increase in comparable sales. Net and comparable sales results were positively impacted by higher gasoline prices;

•	Membership fee revenue increased 5% to $636, primarily due to sign-ups at existing and new warehouses and executive membership upgrades;

•	Gross margin percentage decreased 24 basis points, primarily from gross margin decreases in our warehouse ancillary and other businesses;

•	SG&A expenses as a percentage of net sales decreased five basis points;

•	Net income decreased 6% to $515, or $1.17 per diluted share, compared to $546, or $1.24 per diluted share in 2016;

•	On January 27, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.45 per share, which was paid on February 24, 2017; and

•	On March 2, 2017, subsequent to the end of the second quarter, we announced an increase in our annual membership fees in the U.S. and Canada.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Net Sales	$29,130	$27,567	$56,599	$54,194
Changes in net sales:
U.S.	5%	4%	4%	4%
Canada	12%	(5)%	9%	(7)%
Other International	1%	5%	3%	3%
Total Company	6%	3%	4%	2%
Changes in comparable sales:
U.S.	3%	3%	2%	3%
Canada	8%	(7)%	6%	(8)%
Other International	(2)%	(3)%	(1)%	(4)%
Total Company	3%	1%	2%	0%
Increases in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	3%	4%	2%	5%
Canada	2%	10%	3%	10%
Other International	3%	6%	3%	6%
Total Company	3%	5%	2%	6%
Net Sales
Net sales increased $1,563 or 6%, and $2,405 or 4% during the second quarter and first half of 2017, respectively, compared to the second quarter and first half of 2016. This increase was attributable to sales at the 29 net new warehouses opened since the end of the second quarter of 2016 and an increase in comparable sales of 3% and 2% in the second quarter and first half of 2017, respectively. During the first half of 2017, net sales were negatively impacted by price deflation, primarily in hardlines.
During the second quarter of 2017, changes in gasoline prices positively impacted net sales by approximately $244, or 89 basis points, due to a 12% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $20, or seven basis points, compared to the second quarter of 2016, attributable to certain foreign countries in which we operate, predominantly in Mexico of $130 and the U.K. of $127, partially offset by a positive impact in Canada of $167.
During the first half of 2017, net sales were positively impacted by changes in gasoline prices by approximately $161, or 30 basis points, due to a 4% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $121, or 22 basis points, compared to the first half of 2016. The negative impact was primarily attributable to the U.K. of $264 and Mexico of $230, partially offset by Canada of $153 and Japan of $124.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Comparable Sales
Comparable sales increased 3% in the second quarter of 2017 and were positively impacted by an increase in shopping frequency and the average ticket. Comparable sales increased 2% in the first half of 2017 and were positively impacted by shopping frequency. Comparable sales for the second quarter and first half of 2017 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Membership fees	$636	$603	$1,266	$1,196
Membership fees as a percentage of net sales	2.18%	2.19%	2.24%	2.21%
Total paid members as of quarter end (000's)	48,300	46,100	—	—
Total cardholders as of quarter end (000's)	88,100	84,000	—	—
Membership fees increased 5% and 6% in the second quarter and first half of 2017, respectively. This was primarily due to sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Our member renewal rates are currently 90% in the U.S. and Canada and 88% worldwide.
On March 2, 2017, we announced membership fee increases in the U.S. and Canada effective June 1, 2017. The annual membership fee for Goldstar (individual), Business and Business add-on members will increase $5 to $60 per year. The Executive membership fee will increase from $110 to $120 (annual membership fee of $60, plus the Executive upgrade of $60), and the maximum annual 2% reward will increase from $750 to $1,000. Membership fee revenue represents annual fees paid by our members, net of estimated refunds, and is recognized ratably over the one-year membership period. These increases did not impact our membership fee revenue for the second quarter of 2017 and are not expected to have a material impact for the remainder of fiscal year 2017.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Net sales	$29,130	$27,567	$56,599	$54,194
Less merchandise costs	25,927	24,469	50,215	48,090
Gross margin	$3,203	$3,098	$6,384	$6,104
Gross margin percentage	11.00%	11.24%	11.28%	11.26%
Quarterly Results
The gross margin of core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased seven basis points. This was attributable to increases in all core merchandise categories, except fresh foods, which decreased. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Total gross margin percentage decreased 24 basis points compared to the second quarter of 2016. Excluding the impact of changes in gasoline prices on net sales, gross margin as a percentage of adjusted net sales was 11.09%, a decrease of 15 basis points from the second quarter of 2016. This decrease was primarily due to lower warehouse ancillary and other businesses margin of 18 basis points, predominantly driven by lower gasoline margins. Our core merchandise categories also decreased by seven basis points, primarily driven by food and sundries as a result of a decrease in sales penetration, partially offset by an increase in softlines. These decreases were partially offset, by 16 basis points, by amounts earned under our new co-branded credit card arrangement in the U.S.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. operations, due to our warehouse ancillary and other businesses, primarily our gasoline business, and our core merchandise categories, primarily food and sundries. These were partially offset by increased amounts earned under the new co-branded credit card agreement discussed above. The segment gross margin percentage in our Canadian operations increased, primarily due to our warehouse ancillary and other businesses, primarily pharmacy, e-commerce, and gasoline businesses, and across all core merchandise categories, except fresh foods which was lower. The segment gross margin percentage in our Other International operations increased, predominantly due to an increase in core merchandise categories, primarily food and sundries.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 12 basis points. This was attributable to increases across all core merchandise categories.
Total gross margin percentage increased two basis points compared to the first half of 2016. Excluding the impact of changes in gasoline prices on net sales, gross margin as a percentage of adjusted net sales was 11.31%, an increase of five basis points from the first half of 2016. This increase was primarily due to amounts earned under our co-branded credit card arrangement in the U.S. of 14 basis points and a benefit from a non-recurring legal settlement of nine basis points during the first quarter of 2017. These increases were partially offset by a decrease in our warehouse ancillary and other businesses of 12 basis points, primarily our gasoline business. Core merchandise categories decreased two basis points compared to the first half of 2016, primarily due to food and sundries, which were negatively impacted by a decrease in sales penetration.
The segment gross margin percentage decreased in our U.S. operations, predominantly due to our warehouse ancillary and other businesses, primarily our gasoline business, and core merchandise categories, primarily food and sundries. These were partially offset by amounts earned under our co-branded credit card agreement and the non-recurring legal settlement discussed above. The segment gross margin percentage in our Canadian operations increased, predominantly due to an increase in our warehouse ancillary and other businesses, primarily pharmacy and e-commerce, and across all our core merchandise categories, except fresh foods which was lower. The segment gross margin percentage in our Other International operations increased, predominantly due to food and sundries.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
SG&A expenses	$2,980	$2,835	$5,920	$5,641
SG&A expenses as a percentage of net sales	10.23%	10.28%	10.46%	10.41%
Quarterly Results
SG&A expenses as a percentage of net sales decreased five basis points compared to the second quarter of 2016. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.32%, an increase of four basis points. This increase was driven by higher central operating costs of three basis points, due to costs associated with our information systems modernization, including increased depreciation expense for completed projects, incurred by our U.S. operations. Stock compensation expense was higher by two basis points, due to appreciation in the trading price of our stock at the time of the grant. The SG&A expense increase was offset by lower warehouse operating costs of one basis point, primarily due to lower costs associated with the new co-branded credit card arrangement in the U.S. of 24 basis points, which was offset by an increase of 24 basis points in payroll and employee benefit expenses. The increase in payroll and employee benefit expenses was incurred across all segments, primarily in our U.S. operations.
Year-to-date Results
SG&A expenses as a percentage of net sales increased five basis points compared to the first half of 2016. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.49%, an increase of eight basis points. This increase was driven by higher central operating costs of six basis points, due to costs associated with our information systems modernization, including increased depreciation expense for completed projects, incurred by our U.S. operations. Stock compensation expense was higher by four basis points, due to accelerated vesting for long service and appreciation in the trading price of our stock at the time of the grant. Warehouse operating costs were higher by two basis points, due to an increase of 26 basis points in payroll and employee benefit expenses across all segments, primarily in our U.S. operations. This increase was offset by lower costs associated with the new co-branded credit card arrangement in the U.S. of 25 basis points. SG&A expense increases were partially offset by four basis points for non-recurring legal and regulatory matters recorded in the first half of 2016.
Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Preopening expenses	$15	$10	$37	$36
Warehouse openings, including relocations
United States	2	1	8	10
Canada	0	0	3	1
Other International	2	0	2	3
Total warehouse openings, including relocations	4	1	13	14

Preopening expenses include costs for startup operations related to new warehouses, including relocations, development in new international markets, and expansions at existing warehouses. Preopening expenses

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

vary due to the number of warehouse openings, the timing of the opening relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2017, we expect to open up to 19 additional warehouses, including two relocations, consistent with our openings in the remainder of fiscal 2016.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Interest expense	$31	$31	$60	$64
Interest expense is primarily related to Senior Notes issued by the Company.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Interest income	$11	$7	$19	$16
Foreign-currency transaction (losses) gains, net	(20)	6	(7)	24
Other, net	5	3	10	4
Interest income and other, net	$(4)	$16	$22	$44

Foreign-currency transaction (losses) gains, net include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 12, 2017	February 14, 2016	February 12, 2017	February 14, 2016
Provision for income taxes	$288	$286	$579	$561
Effective tax rate	35.6%	34.0%	35.0%	35.0%
The effective tax rate for the second quarter of 2016 was impacted by immaterial discrete net tax benefits.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 12, 2017	February 14, 2016
Net cash provided by operating activities	$3,286	$1,602
Net cash used in investing activities	(1,052)	(952)
Net cash used in financing activities	(825)	(1,787)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $5,965 and $4,729 at February 12, 2017, and August 28, 2016, respectively. Of these balances, approximately $997 and $1,071 represented unsettled credit and debit card receivables at the end of the second quarter of 2017 and fiscal year 2016, respectively. These receivables generally settle within four days.
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
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,167 at February 12, 2017.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,286 in the first half of 2017, compared to $1,602 in the first half of 2016. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll, employee benefits, and utilities, as well as payments for income taxes. The increase in net cash provided by operating activities for the first half of 2017 when compared to the first half 2016 was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, in advance of implementing our modernized accounting system at the beginning of fiscal 2017, which had a positive impact on cash flows from operating activities in the first half of 2017.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,052 in the first half of 2017 compared to $952 in the first half of 2016. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes purchases and maturities of short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Capital Expenditure Plans
We opened 12 new warehouses and relocated one in the first half of 2017 and plan to open up to 17 new warehouses and relocate two for the remainder of fiscal 2017. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first half of 2017, we spent approximately $1,183, and it is our current intention to spend approximately $2,700 to $2,800 during fiscal 2017. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $825 in the first half of 2017 compared to $1,787 in the first half of 2016. Cash flow used in financing activities primarily related to the excess of account draws above cash on deposit at the banks on which funds were drawn, withholding taxes on stock-based awards, dividend payments, and repurchases of common stock. In the first half of 2016, cash flow used in financing activities included the $1,200 repayment of our 0.65% Senior Notes.
On March 15, 2017, we will pay the outstanding balance and accrued interest on the 5.5% Senior Notes of approximately $1,100, with our existing cash and cash equivalents and short-term investments.
Stock Repurchase Programs
During the first half of 2017 and 2016, we repurchased 1,220,000 and 1,429,000 shares of common stock, at an average price of $153.98 and $146.79, totaling approximately $188 and $210, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The amount available for stock repurchases under our approved plan was $3,034 at February 12, 2017. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.45 per share. On January 27, 2017, our Board of Directors declared a quarterly dividend of $0.45 per share payable to shareholders of record on February 10, 2017. The dividend was paid on February 24, 2017.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of February 12, 2017, we had borrowing capacity within these facilities of $406, of which $333 was maintained by our international operations. Of the $333, $160 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2017 or at the end of 2016.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $152. The outstanding commitments under these facilities at the end of the second quarter of 2017 totaled $97, including $94 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Contractual Obligations
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2017 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 21, 2016 - December 18, 2016	149,000	$154.11	149,000	$3,077
December 19, 2016 - January 15, 2017	138,000	161.77	138,000	3,055
January 16, 2017 - February 12, 2017	124,000	164.61	124,000	3,034
Total second quarter	411,000	$159.86	411,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		9/30/2016

10.1*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale		10-Q	11/20/2016	12/15/2016

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________
*Management contract, compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 8, 2017	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 8, 2017	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director