Form 10-Q
period 2017-05-07
COSTCO WHOLESALE CORP /NEW
filed 2017-06-01
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 7, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of May 24, 2017 was 438,593,340.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 7, 2017	August 28, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,538	$3,379
Short-term investments	1,187	1,350
Receivables, net	1,462	1,252
Merchandise inventories	9,736	8,969
Other current assets	333	268
Total current assets	17,256	15,218
PROPERTY AND EQUIPMENT
Land	5,505	5,395
Buildings and improvements	14,509	13,994
Equipment and fixtures	6,507	6,077
Construction in progress	803	701
	27,324	26,167
Less accumulated depreciation and amortization	(9,789)	(9,124)
Net property and equipment	17,535	17,043
OTHER ASSETS	840	902
TOTAL ASSETS	$35,631	$33,163
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$9,425	$7,612
Current portion of long-term debt	1,158	1,100
Accrued salaries and benefits	2,514	2,629
Accrued member rewards	923	869
Deferred membership fees	1,479	1,362
Other current liabilities	5,895	2,003
Total current liabilities	21,394	15,575
LONG-TERM DEBT, excluding current portion	2,821	4,061
OTHER LIABILITIES	1,231	1,195
Total liabilities	25,446	20,831
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.005 par value; 900,000,000 shares authorized; 438,679,000 and 437,524,000 shares issued and outstanding	2	2
Additional paid-in capital	5,709	5,490
Accumulated other comprehensive loss	(1,321)	(1,099)
Retained earnings	5,508	7,686
Total Costco stockholders’ equity	9,898	12,079
Noncontrolling interests	287	253
Total equity	10,185	12,332
TOTAL LIABILITIES AND EQUITY	$35,631	$33,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
REVENUE
Net sales	$28,216	$26,151	$84,815	$80,345
Membership fees	644	618	1,910	1,814
Total revenue	28,860	26,769	86,725	82,159
OPERATING EXPENSES
Merchandise costs	24,970	23,162	75,185	71,252
Selling, general and administrative	2,907	2,731	8,827	8,372
Preopening expenses	15	18	52	54
Operating income	968	858	2,661	2,481
OTHER INCOME (EXPENSE)
Interest expense	(21)	(30)	(81)	(94)
Interest income and other, net	18	7	40	51
INCOME BEFORE INCOME TAXES	965	835	2,620	2,438
Provision for income taxes	259	286	838	847
Net income including noncontrolling interests	706	549	1,782	1,591
Net income attributable to noncontrolling interests	(6)	(4)	(22)	(20)
NET INCOME ATTRIBUTABLE TO COSTCO	$700	$545	$1,760	$1,571
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.59	$1.24	$4.01	$3.58
Diluted	$1.59	$1.24	$3.99	$3.56
Shares used in calculation (000’s):
Basic	438,817	438,815	438,650	438,930
Diluted	441,056	441,066	440,745	441,321
CASH DIVIDENDS DECLARED PER COMMON SHARE	$7.50	$0.45	$8.40	$1.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$706	$549	$1,782	$1,591
Foreign-currency translation adjustment and other, net	21	224	(210)	(5)
Comprehensive income	727	773	1,572	1,586
Less: Comprehensive income attributable to noncontrolling interests	15	10	34	20
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$712	$763	$1,538	$1,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 7, 2017	May 8, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,782	$1,591
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	929	847
Stock-based compensation	404	362
Excess tax benefits on stock-based awards	(37)	(74)
Other non-cash operating activities, net	(29)	25
Deferred income taxes	47	158
Changes in operating assets and liabilities:
Merchandise inventories	(952)	8
Accounts payable	2,234	(48)
Other operating assets and liabilities, net	514	592
Net cash provided by operating activities	4,892	3,461
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(901)	(787)
Maturities and sales of short-term investments	1,046	1,268
Additions to property and equipment	(1,723)	(1,800)
Other investing activities, net	28	(1)
Net cash used in investing activities	(1,550)	(1,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(243)	(127)
Repayments of short-term borrowings	0	(102)
Proceeds from short-term borrowings	0	102
Proceeds from issuance of long-term debt	0	94
Repayments of long-term debt	(1,100)	(1,200)
Minimum tax withholdings on stock-based awards	(202)	(219)
Excess tax benefits on stock-based awards	37	74
Repurchases of common stock	(236)	(350)
Cash dividend payments	(396)	(352)
Other financing activities, net	(1)	(8)
Net cash used in financing activities	(2,141)	(2,088)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(42)	30
Net change in cash and cash equivalents	1,159	83
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,379	4,801
CASH AND CASH EQUIVALENTS END OF PERIOD	$4,538	$4,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $12 for interest capitalized in both 2017 and 2016)	$99	$93
Income taxes, net	$529	$545
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$3,290	$197

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, membership fee, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 7, 2017, Costco operated 729 warehouses worldwide: 508 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 95 Canada locations, 37 Mexico locations, 28 United Kingdom (U.K.) locations, 25 Japan locations, 13 Korea locations, 13 Taiwan locations, eight Australia locations, and two Spain locations. The Company's online business operates websites in the U.S., Canada, U.K., Mexico, Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2017 is a 53-week year ending on September 3, 2017. References to the third quarters of 2017 and 2016 relate to the 12-week fiscal quarters ended May 7, 2017, and May 8, 2016, respectively. References to the first thirty-six weeks of 2017 and 2016 relate to the thirty-six weeks ended May 7, 2017, and May 8, 2016, respectively.
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
As of May 7, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. As of August 28, 2016, the cumulative impact of the LIFO valuation on merchandise inventories was immaterial.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of unsettled forward foreign-exchange contracts were $554 and $572 at May 7, 2017, and August 28, 2016, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of May 7, 2017, and August 28, 2016.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the third quarter and first thirty-six weeks of 2017. Unrealized gains

Note 1—Summary of Significant Accounting Policies (Continued)

or losses on unsettled forward foreign-exchange contracts were a net loss of $11 and $17 in the third quarter and first thirty-six weeks of 2016, respectively.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. The net changes related to these items were immaterial in the third quarter and first thirty-six weeks of 2017, respectively, as compared to an immaterial net gain and a $34 net gain in the third quarter and first thirty-six weeks of 2016, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Transition is permitted either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019 and is reviewing current accounting policies, business processes, systems and controls to identify potential differences or changes that would result from applying the new standard. The Company is still evaluating whether or not there will be a material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.
In February 2016, the FASB issued new guidance on leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on results of operations or cash flows.
In March 2016, the FASB issued new guidance on stock compensation, intended to simplify accounting for share-based payment transactions. The guidance will change accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim

Note 1—Summary of Significant Accounting Policies (Continued)

periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance will likely be material to the provision for income taxes and earnings per share amounts on the Company’s consolidated income statements for the change in the recognition of excess tax benefits or deficiencies. Due to the Company's annual vesting and release of shares in its first fiscal quarter, this may create increased volatility in these amounts during that quarter of each fiscal year. Previously these amounts were reflected in equity. Additionally, these amounts will be reflected as an operating activity instead of financing activity in the consolidated statements of cash flows. Adoption of this guidance is not expected to have a material effect on the consolidated balance sheets, statements of cash flows, or related disclosures.
Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended August 28, 2016. The Company’s investments were as follows:

May 7, 2017:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$942	$(2)	$940
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	943	(2)	941
Held-to-maturity:
Certificates of deposit	246		246
Total short-term investments	$1,189	$(2)	$1,187

August 28, 2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,028	$6	$1,034
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,029	6	1,035
Held-to-maturity:
Certificates of deposit	306		306
Bankers' acceptances	9		9
Total held-to-maturity	315		315
Total short-term investments	$1,344	$6	$1,350
At May 7, 2017, and August 28, 2016, there were no available-for-sale securities with continuous unrealized-loss positions. There were no unrealized gains and losses on cash and cash equivalents at the end of the third quarter of 2017 and unrealized gains and losses on cash and cash equivalents were not material during the first thirty-six weeks of 2017. There were no unrealized gains and losses on cash and cash equivalents during the third quarter and first thirty-six weeks of 2016.
The proceeds from sales of available-for-sale securities were $121 and $49 during the third quarter of 2017 and 2016, respectively, and $187 and $238 during the first thirty-six weeks of 2017 and 2016, respectively. Gross realized gains or losses from sales of available-for-sale securities during the third quarter and first thirty-six weeks of 2017 and 2016 were not material.

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at May 7, 2017, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$145	$146	$246
Due after one year through five years	748	746	0
Due after five years	50	49	0
	$943	$941	$246
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

May 7, 2017:	Level 1	Level 2
Money market mutual funds(1)	$8	$0
Investment in government and agency securities	0	940
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	3
Forward foreign-exchange contracts, in (liability) position(2)	0	(8)
Total	$8	$936

August 28, 2016:	Level 1	Level 2
Money market mutual funds(1)	$222	$0
Investment in government and agency securities	0	1,034
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	11
Forward foreign-exchange contracts, in (liability) position(2)	0	(13)
Total	$222	$1,033
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

At May 7, 2017, and August 28, 2016, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the third quarter or first thirty-six weeks of 2017 or 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost. There were no fair value adjustments to these financial assets during the third quarter or first thirty-six weeks of 2017 or 2016.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets. There were no fair value adjustments resulting from an impairment to nonfinancial assets during the third quarter or first thirty-six weeks of 2017 or 2016.

Note 4—Debt

The estimated fair value of the Company’s debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit risk. The majority of the Company's long-term debt is valued using Level 2 inputs.
The carrying and estimated fair values of the Company’s long-term debt consisted of the following:

	May 7, 2017		August 28, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$0	$0	$1,100	$1,129
1.125% Senior Notes due December 2017	1,099	1,099	1,099	1,103
1.7% Senior Notes due December 2019	1,197	1,200	1,196	1,219
1.75% Senior Notes due February 2020	498	500	498	508
2.25% Senior Notes due February 2022	497	501	497	512
Other long-term debt	688	713	771	803
Total long-term debt	3,979	4,013	5,161	5,274
Less current portion	1,158	1,159	1,100	1,130
Long-term debt, excluding current portion	$2,821	$2,854	$4,061	$4,144
On March 15, 2017, the Company paid the outstanding principal balance and interest on the 5.5% Senior Notes with existing sources of cash and cash equivalents and short-term investments.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.50 per share, compared to $0.45 per share in the third quarter of 2016. On April 25, 2017, the Board of Directors declared a quarterly cash dividend in the amount of $0.50 per share and a special cash dividend of $7.00 per share, both of which were paid subsequent to the end of the third quarter, on May 26, 2017. The aggregate payment was approximately $3,290 and was included in other current liabilities in the accompanying condensed consolidated balance sheets at May 7, 2017.
Stock Repurchase Programs
Stock repurchase activity during the third quarter and first thirty-six weeks of 2017 and 2016 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Third quarter of 2017	266	$168.09	$45
First thirty-six weeks of 2017	1,486	$156.51	$233

Third quarter of 2016	899	$151.57	$136
First thirty-six weeks of 2016	2,328	$148.64	$346
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $2,989 at May 7, 2017. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2016	$12,079	$253	$12,332
Comprehensive income:
Net income	1,760	22	1,782
Foreign-currency translation adjustment and other, net	(222)	12	(210)
Comprehensive income	1,538	34	1,572
Stock-based compensation	404	0	404
Release of vested restricted stock units (RSUs), including tax effects	(165)	0	(165)
Repurchases of common stock	(233)	0	(233)
Cash dividends declared and other	(3,725)	0	(3,725)
Equity at May 7, 2017	$9,898	$287	$10,185

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 30, 2015	$10,617	$226	$10,843
Comprehensive income:
Net income	1,571	20	1,591
Foreign-currency translation adjustment and other, net	(5)	0	(5)
Comprehensive income	1,566	20	1,586
Stock-based compensation	362	0	362
Release of vested RSUs, including tax effects	(145)	0	(145)
Repurchases of common stock	(346)	0	(346)
Cash dividends declared	(549)	0	(549)
Distribution to noncontrolling interest	0	(3)	(3)
Equity at May 8, 2016	$11,505	$243	$11,748
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

Note 6—Stock-Based Compensation (Continued)

Summary of Restricted Stock Unit Activity
At May 7, 2017, 11,372,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,616,000 time-based RSUs, which vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first thirty-six weeks of 2017:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at August 28, 2016	8,326	$120.56
Granted	3,856	144.12
Vested and delivered	(3,990)	119.44
Forfeited	(160)	130.42
Outstanding at May 7, 2017	8,032	$132.23
The remaining unrecognized compensation cost related to non-vested RSUs at May 7, 2017, was $823, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Stock-based compensation expense before income taxes	$82	$75	$404	$362
Less recognized income tax benefit	(26)	(23)	(132)	(120)
Stock-based compensation expense, net of income taxes	$56	$52	$272	$242

Note 7—Income Taxes

The Company’s reported effective income tax rates for the third quarter and first thirty-six weeks of 2017 were 26.8% and 32.0%, respectively, compared to 34.2% and 34.7% for the third quarter and first thirty-six weeks of 2016, respectively, which include the net impact of discrete tax items. The provision for income taxes in the third quarter and first thirty-six weeks of 2017 was favorably impacted by discrete net tax benefits of $82 and $88, respectively, primarily due to an $82 tax benefit recorded in the third quarter of 2017 in connection with the special cash dividend payable to employees, who through the Company's 401(k) Retirement Plan owned approximately 30,000,000 shares of Company common stock through an Employee Stock Ownership Plan. Dividends on these shares are deductible for U.S. income tax purposes.
Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Net income available to common stockholders used in basic and diluted net income per common share	$700	$545	$1,760	$1,571
Weighted average number of common shares used in basic net income per common share	438,817	438,815	438,650	438,930
RSUs	2,231	2,241	2,087	2,380
Conversion of convertible notes	8	10	8	11
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,056	441,066	440,745	441,321
Note 9—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded an immaterial accrual with respect to two matters described below, one in a prior quarter. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot in our view be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.

Note 9—Commitments and Contingencies (Continued)

The Company is a defendant in the following matters, among others:
Numerous putative class actions have been brought around the United States against motor fuel retailers, including the Company, alleging that they have been overcharging consumers by selling gasoline or diesel that is warmer than 60 degrees without adjusting the volume sold to compensate for heat-related expansion or disclosing the effect of such expansion on the energy equivalent received by the consumer. The Company is named in the following actions: Raphael Sagalyn, et al., v. Chevron USA, Inc., et al., Case No. 07-430 (D. Md.); Phyllis Lerner, et al., v. Costco Wholesale Corporation, et al., Case No. 07-1216 (C.D. Cal.); Linda A. Williams, et al., v. BP Corporation North America, Inc., et al., Case No. 07-179 (M.D. Ala.); James Graham, et al. v. Chevron USA, Inc., et al., Civil Action No. 07-193 (E.D. Va.); Betty A. Delgado, et al., v. Allsups, Convenience Stores, Inc., et al., Case No. 07-202 (D.N.M.); Gary Kohut, et al. v. Chevron USA, Inc., et al., Case No. 07-285 (D. Nev.); Mark Rushing, et al., v. Alon USA, Inc., et al., Case No. 06-7621 (N.D. Cal.); James Vanderbilt, et al., v. BP Corporation North America, Inc., et al., Case No. 06-1052 (W.D. Mo.); Zachary Wilson, et al., v. Ampride, Inc., et al., Case No. 06-2582 (D.Kan.); Diane Foster, et al., v. BP North America Petroleum, Inc., et al., Case No. 07-02059 (W.D. Tenn.); Mara Redstone, et al., v. Chevron USA, Inc., et al., Case No. 07-20751 (S.D. Fla.); Fred Aguirre, et al. v. BP West Coast Products LLC, et al., Case No. 07-1534 (N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, which was subject to final approval by the court, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement does not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. A class member who objected has filed a notice of appeal from the order approving the settlement, and the appeal is pending. Plaintiffs moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. A report and recommendation was issued in favor of a fee award of $4. On August 24, 2016, the district court affirmed the report and recommendation. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it seeks to adopt provisions in later settlements with certain other defendants. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, and the Company's appeal is pending; and
A class action alleging violation of California Wage Order 7-2001 by failing to provide seating to member service assistants who act as greeters and exit attendants in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint.
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

Note 9—Commitments and Contingencies (Continued)

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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 7, 2017
Total revenue	$21,172	$4,069	$3,619	$28,860
Operating income	654	172	142	968
Depreciation and amortization	245	28	47	320
Additions to property and equipment	363	40	137	540
Twelve Weeks Ended May 8, 2016
Total revenue	$19,528	$3,869	$3,372	$26,769
Operating income	539	185	134	858
Depreciation and amortization	220	26	45	291
Additions to property and equipment	335	41	85	461
Thirty-six Weeks Ended May 7, 2017
Total revenue	$63,313	$12,397	$11,015	$86,725
Operating income	1,680	543	438	2,661
Depreciation and amortization	712	81	136	929
Additions to property and equipment	1,147	206	370	1,723
Net property and equipment	12,139	1,612	3,784	17,535
Total assets	24,356	4,014	7,261	35,631
Thirty-six Weeks Ended May 8, 2016
Total revenue	$60,016	$11,542	$10,601	$82,159
Operating income	1,542	524	415	2,481
Depreciation and amortization	636	75	136	847
Additions to property and equipment	1,252	112	436	1,800
Net property and equipment	11,466	1,449	3,576	16,491
Total assets	23,652	3,373	6,848	33,873
Year Ended August 28, 2016
Total revenue	$86,579	$17,028	$15,112	$118,719
Operating income	2,326	778	568	3,672
Depreciation and amortization	946	109	200	1,255
Additions to property and equipment	1,823	299	527	2,649
Net property and equipment	11,745	1,628	3,670	17,043
Total assets	22,511	3,480	7,172	33,163

Note 11—Subsequent Events

On May 15, 2017, the Company called for the redemption of the $1,100 of outstanding principal amount of the 1.125% Senior Notes due December 15, 2017, to be paid on the redemption date of June 15, 2017. These Notes will be redeemed for $1,106, which includes accrued interest.
Additionally, on May 18, 2017, the Company issued $3,800 in aggregate principal amount of Senior Notes (May 2017 Notes) as follows: $1,000 of 2.15% Senior Notes due May 18, 2021, $800 of 2.30% Senior Notes due May 18, 2022, $1,000 of 2.75% Senior Notes due May 18, 2024, and $1,000 of 3.00% Senior Notes due May 18, 2027. Interest is due semi-annually on May 18 and November 18, with the first payment due on November 18, 2017.

The Company, at its option, may redeem the May 2017 Notes at any time, in whole or in part, at the redemption prices specified in the terms of the May 2017 Notes, plus accrued and unpaid interest to the date of redemption. The Company will be required to offer to purchase the May 2017 Notes, at a price of 101% of the principal amount plus accrued and unpaid interest to the date of repurchase, upon certain events as defined by the terms of the May 2017 Notes.
The proceeds from the May 2017 Notes were used to pay the special cash dividend and the remaining balance will be used for the redemption of the 1.125% Senior Notes.

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
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially in the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers. While we cannot control or reliably predict general

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Part I, Item 1, Note 10 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefit costs as a percentage of country sales, and/or less or no direct membership warehouse competition. Additionally, we operate our lower-margin gasoline business in the U.S., Canada, Australia, U.K., Japan, Spain, and Taiwan.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2017 and 2016 relate to the 12-week fiscal quarters ended May 7, 2017, and May 8, 2016, respectively. References to the first thirty-six weeks of 2017 and 2016 relate to the thirty-six weeks ended May 7, 2017, and May 8, 2016, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the third quarter of 2017 as compared to the third quarter of 2016 include:

•	Net sales increased 8% to $28,216, driven by a 5% increase in comparable sales and sales at new warehouses opened since the end of the third quarter of fiscal 2016;

•	Membership fee revenue increased 4% to $644, primarily due to sign-ups at existing and new warehouses and executive membership upgrades;

•	Gross margin percentage increased eight basis points;

•	SG&A expenses as a percentage of net sales decreased 14 basis points, primarily driven by higher year over year gasoline prices;

•
Net income increased 28% to $700, or $1.59 per diluted share, compared to $545, or $1.24 per diluted share in 2016. The current quarter results were positively impacted by an $82 tax benefit, or $0.19 per diluted share, in connection with the portion of the special cash dividend declared by the Company on April 25, 2017, payable to the Company 401(k) participants;

•	On March 15, 2017, we paid the outstanding principal balance on the 5.5% Senior Notes of approximately $1,100, from our cash and cash equivalents and short-term investments;

•	On April 25, 2017, our Board of Directors declared a quarterly and special cash dividend of $0.50 and $7.00 per share, respectively, which were paid on May 26, 2017; and

•
Subsequent to the end of the third quarter, on May 15, 2017, we called for the redemption of the $1,100 of outstanding principal amount of the 1.125% Senior Notes due December 2017. Additionally, on May 18, 2017, we issued $3,800 in aggregate principal amount of Senior Notes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Net Sales	$28,216	$26,151	$84,815	$80,345
Changes in net sales:
U.S.	8%	2%	5%	3%
Canada	5%	2%	7%	(4)%
Other International	8%	6%	4%	4%
Total Company	8%	2%	6%	2%
Changes in comparable sales:
U.S.	6%	0%	3%	2%
Canada	2%	1%	5%	(5)%
Other International	4%	(2)%	0%	(4)%
Total Company	5%	0%	3%	0%
Changes in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	5%	3%	3%	4%
Canada	3%	8%	3%	9%
Other International	6%	3%	4%	5%
Total Company	5%	3%	3%	5%
Net Sales
Net sales increased $2,065 or 8%, and $4,470 or 6% during the third quarter and first thirty-six weeks of 2017, respectively, compared to the third quarter and first thirty-six weeks of 2016. This increase was attributable to an increase in comparable sales of 5% and 3% in the third quarter and first thirty-six weeks of 2017, respectively, and sales at the 24 net new warehouses opened since the end of the third quarter of 2016.
During the third quarter of 2017, changes in gasoline prices positively impacted net sales by approximately $381, or 145 basis points, due to a 17% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $165, or 63 basis points, compared to the third quarter of 2016, attributable to our Other International and Canadian operations.
During the first thirty-six weeks of 2017, changes in gasoline prices positively impacted net sales by approximately $542, or 67 basis points, due to an 8% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $283, or 35 basis points, compared to the first thirty-six weeks of 2016. The negative impact was primarily attributable to our Other International operations.
Comparable Sales
Comparable sales increased 5% in the third quarter of 2017 and were positively impacted by an increase in shopping frequency and the average ticket. Comparable sales increased 3% in the first thirty-six weeks of 2017 and were positively impacted by shopping frequency increases. Comparable sales for the third

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

quarter and first thirty-six weeks of 2017 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Membership fees	$644	$618	$1,910	$1,814
Membership fees as a percentage of net sales	2.28%	2.36%	2.25%	2.26%
Total paid members as of quarter end (000's)	48,600	46,900	—	—
Total cardholders as of quarter end (000's)	88,900	85,500	—	—
Membership fees increased 4% and 5% in the third quarter and first thirty-six weeks of 2017, respectively. This was primarily due to sign-ups at existing and new warehouses and increased penetration of our higher-fee Executive Membership program. Our member renewal rates are currently 90% in the U.S. and Canada and 88% worldwide.
On March 2, 2017, we announced membership fee increases in the U.S. and Canada effective June 1, 2017. The annual membership fee for Goldstar (individual), Business and Business add-on members will increase $5 to $60 per year. The Executive membership fee will increase from $110 to $120 (annual membership fee of $60, plus the Executive upgrade of $60), and the maximum annual 2% reward will increase from $750 to $1,000. Membership fee revenue represents annual fees paid by our members, net of estimated refunds, and is recognized ratably over the one-year membership period. These increases did not impact our membership fee revenue for the third quarter of 2017 and are not expected to have a material impact for the remainder of fiscal year 2017.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Net sales	$28,216	$26,151	$84,815	$80,345
Less merchandise costs	24,970	23,162	75,185	71,252
Gross margin	$3,246	$2,989	$9,630	$9,093
Gross margin percentage	11.51%	11.43%	11.35%	11.32%
Quarterly Results
The gross margin of core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 12 basis points. This was attributable to increases in hardlines and food and sundries, partially offset by decreases in fresh foods and softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased eight basis points compared to the third quarter of 2016. Excluding the impact of changes in gasoline prices on net sales, gross margin as a percentage of adjusted net sales was 11.66%, an increase of 23 basis points from the third quarter of 2016. This increase was primarily due to higher warehouse ancillary and other businesses margin of 19 basis points, predominantly driven by gasoline and pharmacy businesses and 16 basis points due to amounts earned under the co-branded credit

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

card arrangement in the U.S. Our core merchandise categories margin percentage also increased by four basis points, primarily driven by hardlines and softlines. These increases were partially offset by two items that benefited the third quarter of 2016: a non-recurring legal settlement of seven basis points and a LIFO benefit of five basis points. Additionally, the Executive Membership 2% program negatively impacted gross margin by four basis points.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. operations, due to increased margins in our warehouse ancillary and other businesses, primarily our gasoline and pharmacy businesses, and amounts earned under the co-branded credit card arrangement. These increases were partially offset by the non-recurring legal settlement and LIFO benefit in the third quarter of 2016, discussed above. The segment gross margin percentage in our Canadian operations decreased across all our core merchandise categories, which were partially offset by an increase in our warehouse ancillary and other businesses. The segment gross margin percentage in our Other International operations increased, predominantly due to an increase in core merchandise categories, primarily food and sundries.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 12 basis points. This was attributable to increases across all core merchandise categories, except fresh foods.
Total gross margin percentage increased three basis points compared to the first thirty-six weeks of 2016. Excluding the impact of changes in gasoline prices on net sales, gross margin as a percentage of adjusted net sales was 11.43%, an increase of 11 basis points from the first thirty-six weeks of 2016. This increase was primarily due to amounts earned under the co-branded credit card arrangement in the U.S. of 15 basis points and a benefit of four basis points from non-recurring legal settlements compared to the first thirty-six weeks of 2016. These increases were partially offset by four basis points due to a LIFO benefit in the first thirty-six weeks of 2016 and a decrease of two basis points in our warehouse ancillary and other businesses. Additionally, the Executive Membership 2% program negatively impacted gross margin by two basis points.
The segment gross margin percentage increased in our U.S. operations, predominantly due to amounts earned under the co-branded credit card arrangement and the benefit from non-recurring legal settlements discussed above. These increases were partially offset by decreases in our warehouse ancillary and other businesses, primarily our gasoline business, and core merchandise categories, primarily food and sundries. The segment gross margin percentage in our Canadian operations increased, predominantly due to an increase in our warehouse ancillary and other businesses, primarily pharmacy and e-commerce, which were partially offset by our core merchandise categories, predominantly fresh foods. The segment gross margin percentage in our Other International operations increased, predominantly due to an increase in core merchandise categories, primarily food and sundries.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
SG&A expenses	$2,907	$2,731	$8,827	$8,372
SG&A expenses as a percentage of net sales	10.30%	10.44%	10.41%	10.42%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 14 basis points compared to the third quarter of 2016. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.44%, consistent with the third quarter of 2016. SG&A expenses were driven by lower warehouse operating costs of nine basis points, primarily due to lower costs associated with the co-branded credit card arrangement in the U.S. of 20 basis points, which was partially offset by an increase in payroll and employee benefit expenses across all segments. This decrease was offset by two non-recurring legal matters of five basis points, higher central operating costs of three basis points, and higher stock compensation expense of one basis point.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased one basis point compared to the first thirty-six weeks of 2016. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.47%, an increase of five basis points. This increase was driven by higher central operating costs of five basis points, due to costs associated with our information systems modernization, including increased depreciation expense for completed projects, incurred by our U.S. operations. Stock compensation expense was higher by three basis points, due to accelerated vesting for long service and appreciation in the trading price of our stock at the time of the grant. Warehouse operating costs were lower by two basis points, due to lower costs associated with the co-branded credit card arrangement in the U.S. of 23 basis points, partially offset by 20 basis points in payroll and employee benefit expenses across all segments, primarily in our U.S. operations. SG&A expense increases were partially offset by one basis point for non-recurring legal and regulatory matters recorded in the first thirty-six weeks of 2016.
Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Preopening expenses	$15	$18	$52	$54
Warehouse openings, including relocations
United States	1	6	9	16
Canada	1	0	4	1
Other International	1	2	3	5
Total warehouse openings, including relocations	3	8	16	22

Preopening expenses include costs for startup operations related to new warehouses, including relocations, development in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

market. For the remainder of fiscal 2017, we expect to open up to 12 additional warehouses compared to 11 warehouses, including one relocation, opened in the last quarter of fiscal 2016.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Interest expense	$21	$30	$81	$94
Interest expense is primarily related to Senior Notes issued by the Company. In March 2017, we paid off the $1,100 of 5.5% of Senior Notes.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Interest income	$12	$10	$31	$26
Foreign-currency transaction gains (losses), net	3	(7)	(4)	17
Other, net	3	4	13	8
Interest income and other, net	$18	$7	$40	$51

Foreign-currency transaction gains (losses), net, include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 7, 2017	May 8, 2016	May 7, 2017	May 8, 2016
Provision for income taxes	$259	$286	$838	$847
Effective tax rate	26.8%	34.2%	32.0%	34.7%
The effective tax rate for the third quarter of 2017 was favorably impacted by net discrete tax benefits of $82, primarily due to an income tax deduction for the special cash dividend payable to employees, who through our 401(k) Retirement Plan owned shares of Company common stock through an Employee Stock Ownership Plan. Employees of Costco owned approximately 30,000,000 shares of Company Stock through our 401(k) Retirement Plan.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 7, 2017	May 8, 2016
Net cash provided by operating activities	$4,892	$3,461
Net cash used in investing activities	(1,550)	(1,320)
Net cash used in financing activities	(2,141)	(2,088)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $5,725 and $4,729 at May 7, 2017, and August 28, 2016, respectively. Of these balances, approximately $1,162 and $1,071 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.
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
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and we have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,564 at May 7, 2017.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $4,892 in the first thirty-six weeks of 2017, compared to $3,461 in the first thirty-six weeks of 2016. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll, employee benefits, and utilities, as well as payments for income taxes. The increase in net cash provided by operating activities for the first thirty-six weeks of 2017, when compared to the first thirty-six weeks 2016, was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016 in advance of implementing our modernized accounting system at the beginning of fiscal 2017, which had a positive impact on cash flows from operating activities in the first thirty-six weeks of 2017.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,550 in the first thirty-six weeks of 2017 compared to $1,320 in the first thirty-six weeks of 2016. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes purchases and maturities of short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

Capital Expenditure Plans
We opened 16 new warehouses including two relocations in the first thirty-six weeks of 2017 and plan to open up to 12 additional new warehouses for the remainder of fiscal 2017. This includes four warehouses in our Other International operations, including two new countries, Iceland and France. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, the modernization of our information systems, and working capital. In the first thirty-six weeks of 2017, we spent approximately $1,723, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2017. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,141 in the first thirty-six weeks of 2017 compared to $2,088 in the first thirty-six weeks of 2016. Cash flow used in financing activities primarily related to the $1,100 repayment of our 5.5% Senior Notes on March 15, 2017. In the first thirty-six weeks of 2016, cash flow used in financing activities included the $1,200 repayment of our 0.65% Senior Notes.

Subsequent to the end of the third quarter, on May 15, 2017, we called for the redemption of the $1,100 of outstanding principal amount of the 1.125% Senior Notes due December 2017, which will be redeemed on June 15, 2017. Additionally, on May 18, 2017, we issued $3,800 in aggregate principal amount of Senior Notes. The proceeds from this issuance were used to pay the special cash dividend and the remaining balance will be used for the redemption of the 1.125% Senior Notes.
Stock Repurchase Programs
During the first thirty-six weeks of 2017 and 2016, we repurchased 1,486,000 and 2,328,000 shares of common stock, at an average price of $156.51 and $148.64, totaling approximately $233 and $346, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The amount available for stock repurchases under our approved plan was $2,989 at May 7, 2017. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.50 per share. On April 25, 2017, our Board of Directors declared a quarterly and special cash dividend of $0.50 and $7.00 per share, respectively. Our quarterly dividend was payable to shareholders of record on May 12, 2017 and the special cash dividend was payable to shareholders of record on May 10, 2017. On May 26, 2017, approximate $3,290 was paid in connection with these dividends.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. As of May 7, 2017, we had borrowing capacity within these facilities of $413, of which $340 was maintained by our international operations. Of the $340, $160 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2017 or at the end of 2016.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $152. The outstanding commitments under these facilities at the end of the third quarter of 2017 totaled $97, including

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, membership fee, and warehouse count data)

$94 in standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2017 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 13, 2017 - March 12, 2017	38,000	$166.66	38,000	$3,027
March 13, 2017 - April 9, 2017	151,000	167.18	151,000	3,002
April 10, 2017 - May 7, 2017	77,000	170.60	77,000	2,989
Total third quarter	266,000	$168.09	266,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of the registrant		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		9/30/2016

4.1	Form of 2.150% Senior Notes due May 18, 2021		8-K		5/16/2017

4.2	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.3	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.4	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

May 31, 2017	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

May 31, 2017	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director