Form 10-K
period 2017-09-03
COSTCO WHOLESALE CORP /NEW
filed 2017-10-18
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-20355
Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 Lake Drive, Issaquah, WA 98027
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (425) 313-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 2017 was $74,963,307,820.
The number of shares outstanding of the registrant’s common stock as of October 10, 2017 was 436,989,606.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2018, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 2017

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
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Australia, Spain, France, Iceland and through majority-owned subsidiaries in Taiwan and Korea. Costco operated 741, 715, and 686 warehouses worldwide at September 3, 2017, August 28, 2016, and August 30, 2015, respectively. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen, four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2017 relate to the 53-week fiscal year ended September 3, 2017. References to 2016 and 2015 relate to the 52-week fiscal years ended August 28, 2016, and August 30, 2015, respectively.
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
We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (depots) or directly to our warehouses. Our depots receive large shipments from manufacturers and quickly ship these goods to individual warehouses. This process creates freight volume and handling efficiencies, eliminating many costs associated with traditional multiple-step distribution channels.

Item 1—Business (Continued)

Our average warehouse space is approximately 145,000 square feet, with newer units slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits of our warehouses and using a membership format, we have inventory losses (shrinkage) well below those of typical retail operations.
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit, including the Costco co-branded card, and debit cards, cash, and checks.
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit items to fast-selling models, sizes, and colors. We carry an average of approximately 3,800 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items.
We offer merchandise in the following categories:

•	Foods (including dry foods, packaged foods, and groceries)

•	Sundries (including snack foods, candy, alcoholic and nonalcoholic beverages, and cleaning supplies)

•	Hardlines (including major appliances, electronics, health and beauty aids, hardware, and garden and patio)

•	Fresh Foods (including meat, produce, deli, and bakery)

•	Softlines (including apparel and small appliances)

•	Ancillary (including gas stations and pharmacy)
Ancillary businesses within or next to our warehouses provide expanded products and services, encouraging members to shop more frequently. These businesses include our gas stations, pharmacy, optical dispensing centers, food courts, and hearing-aid centers. We sell gasoline in all countries except Korea and France, with the number of warehouses with gas stations varying significantly by country. We operated 536, 508, and 472 gas stations at the end of 2017, 2016, and 2015, respectively.
Our online businesses, which include e-commerce, business delivery, and travel, vary by country. In the U.S. and Canada, we offer all of our online businesses. We operate e-commerce websites in all countries except Japan, Australia, Spain, Iceland, and France. Online businesses provide our members additional products and services, many not found in our warehouses. Net sales for our online business were approximately 4% of our total net sales in 2017 and 2016, respectively, and 3% in 2015.
We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We generally have not experienced difficulty in obtaining sufficient quantities of merchandise and believe that if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase private-label merchandise, as long as quality and member demand are comparable and the value to our members is significant.

Item 1—Business (Continued)

Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at any of our warehouses worldwide. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license or comparable evidence. Business members have the ability to add additional cardholders (add-ons). Add-ons are not available for Gold Star members. Effective June 1, 2017, we increased our annual membership fees in the U.S. and Canada for Gold Star (individual), Business and Business add-on by $5 to $60 per year. The Executive membership fee increased from $110 to $120 (annual membership fee of $60, plus Executive upgrade of $60), and the maximum annual 2% reward, which is earned on qualified purchases and can be redeemed only at Costco warehouses, increased from $750 to $1,000. Our annual membership fees in our Other International operations vary by country. All paid memberships include a free household card.
Our member renewal rate was 90% in the U.S. and Canada and 87% on a worldwide basis in 2017. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2017	2016	2015
Gold Star	38,600	36,800	34,000
Business, including add-ons	10,800	10,800	10,600
Total paid members	49,400	47,600	44,600
Household cards	40,900	39,100	36,700
Total cardholders	90,300	86,700	81,300
Paid cardholders (except Business add-ons) are eligible to upgrade to an Executive membership in the U.S., Canada, Mexico and the U.K. for an additional annual fee, which varies by country. Executive members have access to additional savings and benefits on various business and consumer services (except in Mexico), such as auto and home insurance, the Costco auto purchase program and check printing services. The services are generally provided by third-parties and vary by state and country. Executive members represented 38% of paid members at the end of 2017. Executive members generally spend more than other members, and the percentage of our net sales attributable to these members continues to increase.
Labor
Our employee count was as follows:

	2017	2016	2015
Full-time employees	133,000	126,000	117,000
Part-time employees	98,000	92,000	88,000
Total employees	231,000	218,000	205,000
Approximately 15,600 employees are union employees. We consider our employee relations to be very good.

Item 1—Business (Continued)

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Wal-Mart, Target, Kroger, and Amazon.com are among our significant general merchandise retail competitors. We also compete with warehouse club operations (primarily Wal-Mart’s, Sam’s Club and BJ’s Wholesale Club), and nearly every major U.S. and Mexico metropolitan area has multiple club operations.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® trademarks and our private-label brand, Kirkland Signature®. We believe that Kirkland Signature products are high quality products, offered to our members at prices that are generally lower than those for similar national brand products and that they help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
We rely on trademark and copyright laws, trade-secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property rights. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.
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

Item 1—Business (Continued)

Executive Officers of the Registrant
The executive officers of Costco, their position, and ages are listed below. All executive officers have 25 or more years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	65
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	61
Franz E. Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations from 2006 to September 2012.	2012	70
John D. McKay	Executive Vice President, Chief Operating Officer, Northern Division. Mr. McKay was Senior Vice President, General Manager, Northwest Region from 2000 to March 2010.	2010	60
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development from 2001 until March 2010.	2001	66
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	64
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994, and has been the Chief Diversity Officer since 2010.	1994	65
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label from 1995 to December 2012.	2013	65
Ron M. Vachris	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Vachris was Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region from 2010 to July 2015.	2016	52
Dennis R. Zook	Executive Vice President, Chief Operating Officer, Southwest Division and Mexico.	1993	68

Item 1A—Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. We could also be affected by additional risks that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial. These Risk Factors should be carefully reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and related notes in Item 8 of this Report.
Business and Operating Risks
We are highly dependent on the financial performance of our U.S. and Canadian operations.
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 85% of net sales and operating income in 2017, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 30% of U.S. net sales in 2017. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products to retain our existing member base and attract new members.
We may be unsuccessful implementing our growth strategy, including expanding our business in existing markets and new markets, which could have an adverse impact on our business, financial condition and results of operations.
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
We seek to expand in existing markets to attain a greater overall market share. A new warehouse may draw members away from our existing warehouses and adversely affect their comparable sales performance and member traffic.
We intend to continue to open warehouses in new markets. Associated risks include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lack of familiarity with local member preferences, and seasonal differences in the market. Entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that new warehouses and new websites will be profitably deployed and, as a result, future profitability could be delayed or otherwise materially adversely affected.

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
We sell many products under our Kirkland Signature brand. Maintaining consistent product quality, competitive pricing, and availability of these products is essential to developing and maintaining member loyalty. These products also generally carry higher margins than national brand products carried in our warehouses and represent a growing portion of our overall sales. If the Kirkland Signature brand experiences a loss of member acceptance or confidence, our sales and gross margin results could be adversely affected.
Disruptions in our merchandise distribution could adversely affect sales and member satisfaction.
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
We rely extensively on information technology to process transactions, compile results, and manage our businesses. Failure or disruption of our primary and back-up systems could adversely affect our businesses. A failure to adequately update our existing systems and implement new systems could harm our businesses and adversely affect our results of operations.
Given the very high volume of transactions we process each year it is important that we maintain uninterrupted operation of our business-critical computer systems. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in these systems could have a material adverse effect on our business and results of operations.
We are currently making, and will continue to make, significant technology investments to improve or replace critical information systems and processing capabilities. Failure to monitor and choose the right investments and implement them at the right pace would be harmful. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.
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

Item 1A—Risk Factors (Continued)

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
The use of data by our business and our business associates is regulated at the national and state or local level in all of our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we or those with whom we share information fail to comply with these laws and regulations, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.
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
We accept payments using a variety of methods, including cash and checks, a select variety of credit and debit cards, and our proprietary cash card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards, and our proprietary cash card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. In addition, if our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.
We might sell products that cause unexpected illness or injury to our members, harm to our reputation, and expose us to litigation.
If our merchandise offerings, such as food and prepared food products for human consumption, drugs, children's products, pet products, and durable goods, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our vendors are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects

Item 1A—Risk Factors (Continued)

with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long term.
We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services that our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to identify timely or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources and animal welfare) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on net sales, gross margin and operating income.
If we do not successfully develop and maintain a relevant multichannel experience for our members, our results of operations could be adversely impacted.
Multichannel retailing is rapidly evolving and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making technology investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
Inability to attract, train and retain highly qualified employees could adversely impact our business, financial condition and results of operations.
Our success depends on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel. Failure to identify and implement a succession plan for key senior management could negatively impact the business.
We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur property, casualty or other losses not covered by our insurance.

We are predominantly self-insured, with insurance coverage for certain catastrophic risks, for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability and inventory loss. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.

Item 1A—Risk Factors (Continued)

We are primarily self-insured as it relates to property damage, due to the substantial premiums required for insurance coverage over physical losses caused by certain natural disasters, as well as the limitations on available coverage for such losses. Although we maintain specific coverages for losses from physical damages in excess of certain amounts to guard against catastrophic losses, we still bear the risk of losses incurred as a result of any physical damage to, or the destruction of, any warehouses, depots, manufacturing or home office facilities, loss or spoilage of inventory, and business interruption caused by any such events to the extent they are below catastrophic levels of coverage, as well as any losses to the extent they exceed our aggregate limits of applicable coverages. Such losses could materially impact our cash flow and results of operations.
Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse club operators, supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, and department and specialty stores. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop with digital devices, which has enhanced competition. Some competitors may have greater financial resources, better access to merchandise and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including increased duties, tariffs, or other restrictions, sovereign debt crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by significant events like the outbreak of war or acts of terrorism.
Vendors may be unable to supply us with quality merchandise at competitive prices in a timely manner or may fail to adhere to our high standards, resulting in adverse effects on our business, merchandise inventories, sales, and profit margins.
We depend heavily on our ability to purchase quality merchandise in sufficient quantities at competitive prices. As the quantities we require continue to grow, we have no assurances of continued supply, appropriate pricing or access to new products, and any vendor has the ability to change the terms upon which they sell to us or discontinue selling to us. Member demands may lead to out-of-stock positions of our merchandise leading to loss of sales and profits.

Item 1A—Risk Factors (Continued)

We buy from numerous domestic and foreign manufacturers and importers. Our inability to acquire suitable merchandise on acceptable terms or the loss of key vendors could negatively affect us. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. Because of our efforts to adhere to high quality standards for which available supply may be limited, particularly for certain food items, the large volume we demand may not be consistently available.
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
During 2017, our international operations, including Canada, generated 27% and 36% of our net sales and operating income, respectively. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we must translate the financial statements of our international operations from local currencies into U.S. dollars using exchange rates for the current period. Future fluctuations in currency exchange rates over time that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
We may pay for products we purchase for sale in our warehouses around the world with a currency other than the local currency of the country in which the goods will be sold. Currency fluctuations may increase our cost of goods and may not be passed on to members. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
Natural disasters or other catastrophes could negatively affect our business, financial condition, and results of operations.
Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots within the countries in which we operate, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
Factors associated with climate change could adversely affect our business.
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. U.S. and foreign government regulations limiting carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs that could materially affect

Item 1A—Risk Factors (Continued)

our profitability. Climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes, and snow or ice storms, as well as rising sea levels.
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
We believe that the price of our stock currently reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our warehouse and e-commerce comparable sales growth rates, membership renewal rates, new member sign-ups, gross margin, earnings, earnings per share, new warehouse openings, or dividend or stock repurchase policies could cause the market price of our stock to decline.
Legal and Regulatory Risks
Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate which could adversely affect our business, financial condition and results of operations.
During 2017, we operated 227 warehouses in 10 countries outside of the U.S., and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes such as the U.K.'s vote to withdraw from the European Union, commonly known as "Brexit", and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade, monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and greater difficulty in enforcing intellectual property rights.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Accounting principles and related pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, merchandise inventories, vendor rebates and other vendor consideration, impairment of long-lived assets, self-insurance liabilities, and income taxes are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

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

Item 1A—Risk Factors (Continued)

We could be subject to additional income tax liabilities.
We compute our income tax provision based on enacted tax rates in the countries in which we operate. As tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates, adverse outcomes in tax audits, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.
Significant changes in, or failure to comply with, federal, state, regional, local and international laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters could adversely impact our business, financial condition and results of operations.
We are subject to a wide variety of federal, state, regional, local and international laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters. Failure to comply with these laws could result in harm to our members, employees or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.
We are involved in a number of legal proceedings and audits and some of these outcomes could adversely affect our business, financial condition and results of operations.
Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines, penalties, and remediation costs. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation. We cannot predict with certainty the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.
Item 1B—Unresolved Staff Comments
None.

Item 2—Properties

Warehouse Properties
At September 3, 2017 we operated 741 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	416	98	514
Canada	85	12	97
Mexico	37	—	37
United Kingdom	22	6	28
Japan	12	14	26
Korea	6	7	13
Taiwan	—	13	13
Australia	6	3	9
Spain	2	—	2
Iceland	—	1	1
France	1	—	1
Total	587	154	741
_______________

(1)	102 of the 154 leases are land-only leases, where Costco owns the building.
The following schedule shows warehouse openings, net of closings and relocations, and expected openings through December 31, 2017:

	United States	Canada	Other International	Total	Total Warehouses in Operation
2013 and prior	451	85	98	634	634
2014	17	3	9	29	663
2015	12	1	10	23	686
2016	21	2	6	29	715
2017	13	6	7	26	741
2018 (expected through 12/31/2017)	4	1	—	5	746
Total	518	98	130	746
At the end of fiscal 2017, our warehouses contained approximately 107.3 million square feet of operating floor space: 75.4 million in the U.S.; 13.5 million in Canada; and 18.4 million in Other International. We operate depots for the consolidation and distribution of most merchandise shipments to the warehouses, and various processing, packaging, and other facilities to support ancillary and other businesses, including our online business. We operate 24 depots, consisting of approximately 11.0 million square feet. Our executive offices are located in Issaquah, Washington, and we maintain 18 regional offices in the U.S., Canada and Other International locations.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 10, 2017, we had 8,629 stockholders of record. The following table shows the quarterly high and low closing prices of our common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share.

	Price Range		Cash Dividends Declared
	High	Low
2017:
Fourth Quarter	$182.20	$150.44	$0.500
Third Quarter	182.45	164.55	7.500	(1)
Second Quarter	172.00	150.11	0.450
First Quarter	163.98	142.24	0.450
2016:
Fourth Quarter	169.04	141.29	0.450
Third Quarter	158.25	146.44	0.450
Second Quarter	168.87	143.28	0.400
First Quarter	163.10	138.30	0.400
_______________

(1)	Includes a special cash dividend of $7.00 per share.
Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the fourth quarter of fiscal 2017 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 8—June 4, 2017	92,000	$171.87	92,000	$2,973
June 5—July 2, 2017	573,000	162.00	573,000	$2,881
July 3—July 30, 2017	451,000	155.06	451,000	$2,811
July 31—September 3, 2017	396,000	156.95	396,000	$2,749
Total fourth quarter	1,512,000	$159.21	1,512,000
_______________

(1)	The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2015, which expires in April 2019.

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share data)

	Sept. 3, 2017	Aug. 28, 2016	Aug. 30, 2015	Aug. 31, 2014	Sept. 1, 2013
As of and for the year ended	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$126,172	$116,073	$113,666	$110,212	$102,870
Membership fees	2,853	2,646	2,533	2,428	2,286
Gross margin(1) as a percentage of net sales	11.33%	11.35%	11.09%	10.66%	10.62%
Selling, general and administrative expenses as a percentage of net sales	10.26%	10.40%	10.07%	9.89%	9.82%
Operating income	$4,111	$3,672	$3,624	$3,220	$3,053
Net income attributable to Costco	2,679	2,350	2,377	2,058	2,039
Net income per diluted common share attributable to Costco	6.08	5.33	5.37	4.65	4.63
Cash dividends declared per common share	8.90	1.70	6.51	1.33	8.17
Changes in comparable sales(2)
United States	4%	1%	3%	5%	6%
Canada	5%	(3)%	(5)%	2%	9%
Other International	2%	(3)%	(3)%	3%	1%
Total Company	4%	0%	1%	4%	6%
Increase in Total Company comparable sales excluding the impact of changes in foreign currency and gasoline prices	4%	4%	7%	6%	6%
BALANCE SHEET DATA
Net property and equipment	$18,161	$17,043	$15,401	$14,830	$13,881
Total assets	36,347	33,163	33,017	32,662	29,936
Long-term debt, excluding current portion	6,573	4,061	4,852	5,084	4,986
Costco stockholders’ equity	$10,778	$12,079	$10,617	$12,303	$10,833
WAREHOUSE INFORMATION
Warehouses in Operation
Beginning of year	715	686	663	634	608
Opened	28	33	26	30	26
Closed due to relocation	(2)	(4)	(3)	(1)	0
End of year	741	715	686	663	634
MEMBERSHIP INFORMATION
Total paid members (000's)	49,400	47,600	44,600	42,000	39,000
_______________

(1)	Net sales less merchandise costs.

(2)	Includes net sales from warehouses and websites operating for more than one year. For fiscal 2017, the prior year includes the comparable 53 weeks.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)

OVERVIEW
We believe that the most important driver of our profitability is sales growth, particularly comparable sales growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items.
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. We operate our lower-margin gasoline business in all countries except Korea and France.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are increasingly less significant relative to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth both domestically and internationally has also increased our sales.
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase penetration of our Executive members, and sustain high renewal rates, materially influences our profitability.
Our financial performance depends heavily on our ability to control costs. While we believe that we have achieved successes in this area historically, some significant costs are partially outside our control, most

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

particularly health care and utility expenses. With respect to expenses relating to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low gross margins, modest changes in various items in the income statement, particularly merchandise costs and SG&A expenses, can have substantial impacts on net income.
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
Our fiscal year ends on the Sunday closest to August 31. Fiscal year 2017 was a 53-week fiscal year ending on September 3, 2017, while 2016 and 2015 were 52-week fiscal years ending on August 28, 2016, and August 30, 2015, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for fiscal year 2017 included:

•	We opened 26 net new warehouses in 2017: 13 in the U.S., six in Canada, and seven in our Other International segment, compared to 29 net new warehouses in 2016;

•	Net sales increased 9% to $126,172, driven by a 4% increase in comparable sales, sales at new warehouses opened in 2016 and 2017, and the benefit of one additional week of sales in 2017;

•
Membership fee revenue increased 8% to $2,853, primarily due to membership sign-ups at existing and new warehouses, an extra week of membership fees in 2017, the annual fee increase, and executive membership upgrades;

•	Gross margin percentage decreased two basis points;

•	SG&A expenses as a percentage of net sales decreased 14 basis points, driven by lower costs associated with the co-branded credit card arrangement in the U.S.;

•
Net income increased 14% to $2,679, or $6.08 per diluted share compared to $2,350, or $5.33 per diluted share in 2016. The 2017 results were positively impacted by a $82 tax benefit, or $0.19 per diluted share, in connection with the special cash dividend paid to the Company's 401(k) Plan participants and other net benefits of approximately $51, or $0.07 per diluted share, for non-recurring net legal and other matters;

•
In 2017, we re-paid long-term debt totaling $2,200 representing the aggregate principal balances of the 5.5% and 1.125% Senior Notes; we issued $3,800 in aggregate principal amount of Senior Notes which funded a special cash dividend of $7.00 per share paid in May 2017 (approximately $3,100); and

•	In April 2017, the Board of Directors approved an increase in the quarterly cash dividend from $0.45 to $0.50 per share.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

RESULTS OF OPERATIONS
Net Sales

	2017	2016	2015
Net Sales	$126,172	$116,073	$113,666
Changes in net sales:
U.S.	8%	3%	5%
Canada	10%	(2)%	(3)%
Other International	8%	4%	2%
Total Company	9%	2%	3%
Changes in comparable sales:
U.S.	4%	1%	3%
Canada	5%	(3)%	(5)%
Other International	2%	(3)%	(3)%
Total Company	4%	0%	1%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	4%	3%	6%
Canada	4%	8%	8%
Other International	4%	4%	6%
Total Company	4%	4%	7%
2017 vs. 2016
Net Sales
Net sales increased $10,099 or 9% during 2017, primarily due to a 4% increase in comparable sales, new warehouses opened in 2016 and 2017, and the benefit of one additional week of sales in 2017. Changes in gasoline prices positively impacted net sales by approximately $785, or 68 basis points, due to an 8% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $295, or 25 basis points, compared to 2016. The negative impact was driven by Other International operations, partially offset by positive impacts attributable to our Canadian operations.
Comparable Sales
Comparable sales increased 4% during 2017 and were positively impacted by an increase in shopping frequency and, to a lesser extent, an increased average ticket. The average ticket and comparable sales results were positively impacted by an increase in gasoline prices, offset by decreases in foreign currencies relative to the U.S. dollar. Changes in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).
2016 vs. 2015
Net Sales
Net sales increased $2,407 or 2% during 2016. This was attributable to sales at new warehouses opened in 2015 and 2016. Comparable sales were flat. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $2,690, or 237 basis points, compared to 2015. The negative impact was primarily attributable to our Canadian operations and within certain of our Other International

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

operations. Changes in gasoline prices negatively impacted net sales by approximately $2,194, or 193 basis points, due to a 19% decrease in the average sales price per gallon.
Comparable Sales
Comparable sales were flat during 2016, with an increase in shopping frequency offset by a decrease in the average ticket. The average ticket and comparable sales results were negatively impacted by changes in foreign currencies relative to the U.S. dollar and a decrease in gasoline prices. Changes in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	2017	2016	2015
Membership fees	$2,853	$2,646	$2,533
Membership fees increase	8%	4%	4%
Membership fees as a percentage of net sales	2.26%	2.28%	2.23%
2017 vs. 2016
The increase in membership fees was primarily due to membership sign-ups at existing and new warehouses, an extra week of membership fee revenue, the annual fee increase (discussed below), and an increased number of upgrades to our higher-fee Executive Membership program. At the end of 2017, our member renewal rates were 90% in the U.S. and Canada and 87% worldwide.
In the first fiscal quarter of 2017, we increased our annual membership fees in certain of our Other International operations. Effective June 1, 2017, we also increased our annual membership fees in the U.S. and Canada for Gold Star (individual), Business and Business add-on by $5 to $60 and for Executive Membership from$110 to $120 (annual membership fee of $60, plus the Executive upgrade of $60); and the maximum 2% reward associated with Executive Membership increased from $750 to $1,000 annually. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on membership fee revenues during 2017 of approximately $23 and will positively impact the next several quarters. We expect these increases to positively impact membership fee revenue by approximately $175 in fiscal 2018.
2016 vs. 2015
The increase in membership fees was primarily due to membership sign-ups at existing and new warehouses and increased upgrades to our higher-fee Executive Membership program. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar, which negatively impacted fees by approximately $52 in 2016.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Gross Margin

	2017	2016	2015
Net sales	$126,172	$116,073	$113,666
Less merchandise costs	111,882	102,901	101,065
Gross margin	$14,290	$13,172	$12,601
Gross margin percentage	11.33%	11.35%	11.09%
2017 vs. 2016
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased eight basis points due to increases in these categories other than fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased two basis points compared to 2016. Excluding the impact of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.40%, an increase of five basis points. This increase was primarily due to amounts earned under the co-branded credit card arrangement in the U.S. of 15 basis points and a benefit of three basis points from non-recurring legal settlements and other matters. The improvement in terms in our current co-brand agreement as compared to the prior co-brand arrangement led to substantial year over year benefits in fiscal 2017. Changes of comparable magnitude will not occur in subsequent years. These increases were partially offset by a six basis point decrease in our core merchandise categories, primarily due to food and sundries as a result of a decrease in sales penetration. The gross margin percentage was also negatively impacted by five basis points due to a LIFO benefit in 2016 and one basis point in warehouse ancillary and other businesses. Changes in foreign currencies relative to the U.S. dollar had an immaterial impact on gross margin in 2017.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. operations, due to amounts earned under the co-branded credit card arrangement and non-recurring legal settlements and other matters as discussed above. These increases were partially offset by a decrease in core merchandise categories, predominantly food and sundries as a result of a decrease in sales penetration, and a LIFO benefit in 2016. The segment gross margin percentage in our Canadian operations increased, primarily due to increases in warehouse ancillary and other businesses, primarily our pharmacy business, partially offset by a decrease in our core merchandise categories, largely fresh foods. The segment gross margin percentage increased in our Other International operations due to increases across all core merchandise categories, except fresh foods.
2016 vs. 2015
The gross margin of our core merchandise categories, when expressed as a percentage of core merchandise sales, increased 13 basis points, primarily due to increases in these categories other than fresh foods.
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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Segment gross margin percentage increased in our U.S. operations predominantly due to a positive contribution from our core merchandise categories, primarily hardlines and softlines, and the LIFO benefit discussed above. The segment gross margin percentage in our Canadian operations decreased, primarily due to a decrease in all core merchandise categories, except hardlines, partially offset by increases in warehouse ancillary and other businesses, primarily pharmacy and e-commerce businesses. The segment gross margin percentage in Other International operations decreased in all merchandise categories, except fresh foods, which was higher.
Selling, General and Administrative Expenses

	2017	2016	2015
SG&A expenses	$12,950	$12,068	$11,445
SG&A expenses as a percentage of net sales	10.26%	10.40%	10.07%
2017 vs. 2016
SG&A expenses as a percentage of net sales decreased 14 basis points compared to 2016. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.33%, a decrease of seven basis points. Operating costs related to warehouses, ancillary, and other businesses, which includes e-commerce and travel, were lower by nine basis points, primarily due to lower costs associated with the co-branded credit card arrangement in the U.S. of 18 basis points. The improvement in terms in our current co-brand agreement as compared to the prior co-brand arrangement led to substantial year over year benefits in fiscal 2017. Changes of comparable magnitude will not occur in subsequent years. This was partially offset by higher payroll and employee benefit expenses of 11 basis points, primarily in our U.S. operations. Central operating costs were higher by one basis point, primarily due to increased costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations. Stock compensation expense was also higher by one basis point. Changes in foreign currencies relative to the U.S. dollar had an immaterial impact in 2017.
2016 vs. 2015
SG&A expenses as a percentage of net sales increased 33 basis points compared to 2015. Excluding the negative impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.20%, an increase of 13 basis points. This was largely due to: higher central operating costs of six basis points, predominantly due to costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations; and higher stock compensation expense of four basis points, due to appreciation in the trading price of our stock at the time of grant. Charges for non-recurring legal and regulatory matters during 2016 negatively impacted SG&A expenses by two basis points. Operating costs related to warehouses, ancillary, and other businesses, which includes e-commerce and travel, were higher by one basis point due to higher payroll and employee benefit costs, primarily health care, in our U.S. operations. This increase was partially offset by lower payroll expense as a percentage of net sales in our Canadian operations. Changes in foreign currencies relative to the U.S. dollar decreased our SG&A expenses by approximately $211 in 2016.
Preopening Expenses

	2017	2016	2015
Preopening expenses	$82	$78	$65
Warehouse openings, including relocations
United States	15	25	14
Canada	6	2	1
Other International	7	6	11
Total warehouse openings, including relocations	28	33	26

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Preopening expenses include costs for startup operations related to new warehouses, including relocations, development in new international markets, and expansions at existing warehouses. In 2017, we entered into two new international markets, Iceland and France. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market.
Interest Expense

	2017	2016	2015
Interest expense	$134	$133	$124
Interest expense primarily relates to Senior Notes issued by the Company (described in further detail under the heading “Cash Flows from Financing Activities” and in Note 4 to the consolidated financial statements included in Item 8 of this Report).
Interest Income and Other, Net

	2017	2016	2015
Interest income	$50	$41	$50
Foreign-currency transaction gains (losses), net	(5)	28	47
Other, net	17	11	7
Interest income and other, net	$62	$80	$104
2017 vs. 2016
Foreign-currency transaction gains (losses), net include the revaluation or settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of this Report.
2016 vs. 2015
The decrease in interest income in 2016 is attributable to lower average cash and investment balances, due in part to the payment of the outstanding principal balance and interest on the 0.65% Senior Notes in the second quarter of 2016.
Provision for Income Taxes

	2017	2016	2015
Provision for income taxes	$1,325	$1,243	$1,195
Effective tax rate	32.8%	34.3%	33.2%
In 2017 and 2015, our provision was favorably impacted by net tax benefits of $104 and $68, respectively, primarily due to tax benefits recorded in connection with the May 2017 and February 2015 special cash dividends paid to employees through our 401(K) Retirement Plan of $82 and $57, respectively. These dividends are deductible for U.S. income tax purposes.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2017	2016	2015
Net cash provided by operating activities	$6,726	$3,292	$4,285
Net cash used in investing activities	(2,366)	(2,345)	(2,480)
Net cash used in financing activities	(3,218)	(2,419)	(2,324)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments were $5,779 and $4,729 at the end of 2017 and 2016, respectively. Of these balances, approximately $1,255 and $1,071 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days. Cash and cash equivalents were positively impacted by changes in exchange rates of $25 and $50 in 2017 and 2016, respectfully, and negatively impacted by $418 in 2015.
We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, including the remaining undistributed earnings of our Canadian operations, because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings if repatriated would not result in an adverse tax consequence. Although we have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, we may repatriate such earnings to the extent we can do so without an adverse tax consequence. If we determine that such earnings are no longer indefinitely reinvested, deferred taxes, to the extent required and applicable, are recorded at that time. During 2017, we changed our position regarding an additional portion of the undistributed earnings of our Canadian operations, as we determined such earnings could be repatriated without adverse tax consequences. Subsequent to the end of 2017, we repatriated a portion of our undistributed earnings in our Canadian operations without adverse tax consequences.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries with earnings considered to be indefinitely reinvested totaled $1,463 at September 3, 2017.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $6,726 in 2017, compared to $3,292 in 2016. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. The increase in net cash provided by operating activities for 2017 when compared to 2016 was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, in advance of implementing our modernized accounting system.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,366 in 2017, compared to $2,345 in 2016. Cash flow used in investing activities is primarily related to funding warehouse expansion and remodeling. Net cash flows from investing activities also includes purchases and maturities of short-term investments.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Capital Expenditure Plans
Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, our information systems, and working capital. We opened 26 new warehouses and relocated 2 warehouses in 2017 and plan to open up to 24 new warehouses and relocate up to six warehouses in 2018. In 2017 we spent $2,502 on capital expenditures, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2018. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $3,218 in 2017, compared to $2,419 in 2016. The primary uses of cash in 2017 were related to dividend payments, predominantly the special dividend paid in May 2017, and the repayments of debt totaling $2,200 representing the aggregate principal balances of the 5.5% and 1.125% Senior Notes. Net cash used in financing activities in 2016 includes a $1,200 repayment of our 0.65% Senior Notes in December 2015.

In May 2017, we issued $3,800 in aggregate principal amount of Senior Notes. The proceeds received were net of a discount and used to pay the special cash dividend and a portion of the redemption of the 1.125% Senior Notes.
Stock Repurchase Programs
During 2017 and 2016, we repurchased 2,998,000 and 3,184,000 shares of common stock, at average prices of $157.87 and $149.90, totaling approximately $473 and $477, respectively. The remaining amount available to be purchased under our approved plan was $2,749 at the end of 2017. These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Cash dividends paid in 2017 totaled $8.90 per share, which included a special cash dividend of $7.00 per share, as compared to $1.70 per share in 2016. In April 2017, our Board of Directors increased our quarterly cash dividend from $0.45 to $0.50 per share.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At September 3, 2017, we had borrowing capacity under these facilities of $833, including a $400 revolving line of credit entered into by our U.S. operations in June 2017 with an expiration date of one year. The Company currently has no plans to draw upon the new revolving line of credit. Our international operations maintain $349 of the total borrowing capacity under bank credit facilities, of which $166 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2017 and 2016.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $181. The outstanding standby letters of credit under these facilities at the end of 2017 totaled $103 and expire within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Contractual Obligations
At September 3, 2017, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2018	2019 to 2020	2021 to 2022	2023 and thereafter	Total
Purchase obligations (merchandise)(1)	$8,029	$6	$—	$—	$8,035
Long-term debt(2)	230	2,060	2,588	2,650	7,528
Operating leases (3)	216	429	345	2,123	3,113
Construction and land obligations	584	80	4	—	668
Capital lease obligations(4)	32	65	66	582	745
Purchase obligations (equipment, services and other)(5)	541	117	42	—	700
Other(6)	38	17	13	72	140
Total	$9,670	$2,774	$3,058	$5,427	$20,929
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments and excludes deferred issuance costs.

(3)	Operating lease obligations exclude amounts for common area maintenance, taxes, and insurance and have been reduced by $112 to reflect sub-lease income.

(4)	Includes build-to-suit lease obligations and contractual interest payments.

(5)
The amounts exclude certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)
Includes asset retirement obligations, deferred compensation obligations and current liabilities for unrecognized tax contingencies. The total amount excludes $35 of non-current unrecognized tax contingencies and $29 of other obligations due to uncertainty regarding the timing of future cash payments.

Off-Balance Sheet Arrangements
In the opinion of management, we have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or financial statements other than operating leases, included in the table above and discussed in Note 1 and Note 5 to the consolidated financial statements included in Item 8 of this Report.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments, including those related to revenue recognition, merchandise inventory valuation, impairment of long-lived assets, insurance/self-insurance liabilities, and income taxes. We base our estimates on historical experience and on assumptions that we believe to be reasonable, and we continue to review and evaluate these estimates. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Revenue Recognition
We generally recognize sales, which includes gross shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When we collect payment from members prior to the transfer of ownership of merchandise or the performance of services, the amount is generally recorded as deferred sales in the consolidated balance sheets until the sale or service is completed. We provide for estimated sales returns based on historical trends and reduce sales and merchandise costs accordingly. Our sales returns reserve is based on an estimate of the net realizable value of merchandise inventories to be returned. Amounts collected from members for sales and value added taxes are recorded on a net basis.
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
We account for membership fee revenue, net of refunds, on a deferred basis, whereby revenue is recognized ratably over one year. Our Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $1,000 per year in the U.S. and Canada and varies in our Other International operations), which can be redeemed only at Costco warehouses. We account for this reward as a reduction in sales. The sales reduction and corresponding liability are computed after giving effect to the estimated impact of non-redemptions, based on historical data.
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
We provide for estimated inventory shrinkage between physical inventory counts as a percentage of net sales. The provision is adjusted to reflect results of the actual physical inventory counts, which generally occur in the second and fourth quarters.
Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as we progress toward earning those rebates, provided they are probable and reasonably estimable. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of agreement, or using other systematic approaches.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances occur that may indicate the carrying amount may not be fully recoverable. Our judgments are based on existing market and operational conditions. Future events could cause us to conclude that impairment factors exist, requiring a downward adjustment of these assets to their then-current fair value.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data) (Continued)

Insurance/Self-Insurance Liabilities
We are predominantly self-insured, with insurance coverage for certain catastrophic risks, for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. We use different mechanisms including a wholly-owned captive insurance subsidiary and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
Income Taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment also is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits associated with uncertain tax positions are recorded only after determining a more-likely-than-not probability that the positions will withstand challenge from tax authorities. When facts and circumstances change, we reassess these positions and record any changes in the consolidated financial statements as appropriate. Our cumulative foreign undistributed earnings, except the additional portion of earnings in Canada, were considered indefinitely reinvested as of September 3, 2017. These earnings would be subject to U.S. income tax if we changed our position and could result in a U.S. deferred tax liability. Although we have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, we may repatriate such earnings to the extent we can do so without an adverse tax consequence.
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
A 100 basis-point change in interest rates as of the end of 2017 would have an incremental change in fair market value of $20. For those investments that are classified as available-for-sale, the unrealized gains or

Item 7A—Quantitative and Qualitative Disclosures About Market Risk (amounts in millions) (Continued)

losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2017, the majority of our long-term debt has fixed interest rates and is carried at $6,632. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
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
We seek to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which we have established banking relationships. There can be no assurance that this practice is effective. These contracts are limited to less than one year. See Note 1 and Note 3 to the consolidated financial statements included in Item 8 of this Report for additional information on the fair value of unsettled forward foreign-exchange contracts at the end of 2017 and 2016. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at September 3, 2017 would have decreased the fair value of the contracts by $69 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy that we consume, particularly electricity and natural gas, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, predominantly in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 3, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting

Item 9A—Controls and Procedures (Continued)

is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 3, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 3, 2017. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director
Item 9B—Other Information

None.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2018 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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

(b)	Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/30/2016

4.1	Form of 2.150% Senior Notes due May 18, 2021		8-K		5/16/2017

4.2	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.3	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.4	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.1.2*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.1.3*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.1.4*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.1.5*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.1.6*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.1.7*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/22/2015	12/17/2015

10.1.8*	Seventh Restated 2002 Stock Incentive Plan Letter Agreement for 2016 Performance-Based Restricted Stock Units-Executive		10-Q	11/22/2015	12/17/2015

10.1.9*	Amendment to Executive Employment Agreement, dated July 21, 2016, between W. Craig Jelinek and Costco Wholesale Corporation		10-K	8/28/2016	10/12/2016

10.1.10*	Executive Employment Agreement, dated August 31, 2015, between Costco Wholesale Corporation and W. Craig Jelinek		10-K	8/30/2015	10/14/2015

10.1.11*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.2*	Form of Indemnification Agreement		14A		12/13/1999

10.4*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.5**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.5.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.5.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.5.3**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.7*	Fiscal 2017 Executive Bonus Plan		8-K		11/3/2016

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.

(c)	Financial Statement Schedules—None.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 17, 2017

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ W. CRAIG JELINEK	October 17, 2017
W. Craig Jelinek President, Chief Executive Officer and Director

By	/s/ HAMILTON E. JAMES	October 17, 2017
Hamilton E. James Chairman of the Board

By	/s/ RICHARD A. GALANTI	October 17, 2017
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

By	/s/ DANIEL M. HINES	October 17, 2017
Daniel M. Hines Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	October 17, 2017
Susan L. Decker Director

By	/s/ KENNETH D. DENMAN	October 17, 2017
Kenneth D. Denman Director

By	/s/ DANIEL J. EVANS	October 17, 2017
Daniel J. Evans Director

By	/s/ JOHN W. MEISENBACH	October 17, 2017
John W. Meisenbach Director

By	/s/ CHARLES T. MUNGER	October 17, 2017
Charles T. Munger Director

By	/S/ JEFFREY S. RAIKES	October 17, 2017
Jeffrey S. Raikes Director

By	/S/ JAMES D. SINGEGAL	October 17, 2017
James D. Sinegal Director

By	/S/ JOHN W. STANTON	October 17, 2017
John W. Stanton Director

By	/S/ MAGGIE WILDEROTTER	October 17, 2017
Maggie Wilderotter Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:

We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation as of September 3, 2017 and August 28, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the 53-week period ended September 3, 2017 and the 52-week periods ended August 28, 2016 and August 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Costco Wholesale Corporation and subsidiaries as of September 3, 2017 and August 28, 2016, and the results of their operations and their cash flows for the 53-week period ended September 3, 2017, and the 52-week periods ended August 28, 2016 and August 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Costco Wholesale Corporation’s internal control over financial reporting as of September 3, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
October 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Costco Wholesale Corporation:

We have audited Costco Wholesale Corporation’s (the Company) internal control over financial reporting as of September 3, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 3, 2017 and August 28, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the 53-week period ended September 3, 2017, and the 52-week periods ended August 28, 2016 and August 30, 2015, and our report dated October 17, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
October 17, 2017

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	September 3, 2017	August 28, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,546	$3,379
Short-term investments	1,233	1,350
Receivables, net	1,432	1,252
Merchandise inventories	9,834	8,969
Other current assets	272	268
Total current assets	17,317	15,218
PROPERTY AND EQUIPMENT
Land	5,690	5,395
Buildings and improvements	15,127	13,994
Equipment and fixtures	6,681	6,077
Construction in progress	843	701
	28,341	26,167
Less accumulated depreciation and amortization	(10,180)	(9,124)
Net property and equipment	18,161	17,043
OTHER ASSETS	869	902
TOTAL ASSETS	$36,347	$33,163
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$9,608	$7,612
Current portion of long-term debt	86	1,100
Accrued salaries and benefits	2,703	2,629
Accrued member rewards	961	869
Deferred membership fees	1,498	1,362
Other current liabilities	2,639	2,003
Total current liabilities	17,495	15,575
LONG-TERM DEBT, excluding current portion	6,573	4,061
OTHER LIABILITIES	1,200	1,195
Total liabilities	25,268	20,831
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.01 par value; 900,000,000 shares authorized; 437,204,000 and 437,524,000 shares issued and outstanding	4	2
Additional paid-in capital	5,800	5,490
Accumulated other comprehensive loss	(1,014)	(1,099)
Retained earnings	5,988	7,686
Total Costco stockholders’ equity	10,778	12,079
Noncontrolling interests	301	253
Total equity	11,079	12,332
TOTAL LIABILITIES AND EQUITY	$36,347	$33,163

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 3, 2017	August 28, 2016	August 30, 2015
REVENUE
Net sales	$126,172	$116,073	$113,666
Membership fees	2,853	2,646	2,533
Total revenue	129,025	118,719	116,199
OPERATING EXPENSES
Merchandise costs	111,882	102,901	101,065
Selling, general and administrative	12,950	12,068	11,445
Preopening expenses	82	78	65
Operating income	4,111	3,672	3,624
OTHER INCOME (EXPENSE)
Interest expense	(134)	(133)	(124)
Interest income and other, net	62	80	104
INCOME BEFORE INCOME TAXES	4,039	3,619	3,604
Provision for income taxes	1,325	1,243	1,195
Net income including noncontrolling interests	2,714	2,376	2,409
Net income attributable to noncontrolling interests	(35)	(26)	(32)
NET INCOME ATTRIBUTABLE TO COSTCO	$2,679	$2,350	$2,377
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$6.11	$5.36	$5.41
Diluted	$6.08	$5.33	$5.37
Shares used in calculation (000’s)
Basic	438,437	438,585	439,455
Diluted	440,937	441,263	442,716
CASH DIVIDENDS DECLARED PER COMMON SHARE	$8.90	$1.70	$6.51

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 3, 2017	August 28, 2016	August 30, 2015
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$2,714	$2,376	$2,409
Foreign-currency translation adjustment and other, net	98	26	(1,063)
Comprehensive income	2,812	2,402	1,346
Less: Comprehensive income attributable to noncontrolling interests	48	30	14
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$2,764	$2,372	$1,332

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 31, 2014	437,683	$2	$4,919	$(76)	$7,458	$12,303	$212	$12,515
Net income	—	—	—	—	2,377	2,377	32	2,409
Foreign-currency translation adjustment and other, net	—	—	—	(1,045)	—	(1,045)	(18)	(1,063)
Stock-based compensation	—	—	394	—	—	394	—	394
Stock options exercised, including tax effects	989	—	69	—	—	69	—	69
Release of vested restricted stock units (RSUs), including tax effects	2,736	—	(122)	—	—	(122)	—	(122)
Repurchases of common stock	(3,456)	—	(42)	—	(452)	(494)	—	(494)
Cash dividends declared and other	—	—	—	—	(2,865)	(2,865)	—	(2,865)
BALANCE AT AUGUST 30, 2015	437,952	2	5,218	(1,121)	6,518	10,617	226	10,843
Net income	—	—	—	—	2,350	2,350	26	2,376
Foreign-currency translation adjustment and other, net	—	—	—	22	—	22	4	26
Stock-based compensation	—	—	459	—	—	459	—	459
Stock options exercised, including tax effects	4	—	—	—	—	—	—	—
Release of vested RSUs, including tax effects	2,749	—	(146)	—	—	(146)	—	(146)
Conversion of convertible notes	3	—	—	—	—	—	—	—
Repurchases of common stock	(3,184)	—	(41)	—	(436)	(477)	—	(477)
Cash dividends declared and other	—	—	—	—	(746)	(746)	(3)	(749)
BALANCE AT AUGUST 28, 2016	437,524	2	5,490	(1,099)	7,686	12,079	253	12,332
Net income	—	—	—	—	2,679	2,679	35	2,714
Foreign-currency translation adjustment and other, net	—	—	—	85	—	85	13	98
Stock-based compensation	—	—	518	—	—	518	—	518
Release of vested RSUs, including tax effects	2,673	—	(165)	—	—	(165)	—	(165)
Conversion of convertible notes	5	—	—	—	—	—	—	—
Repurchases of common stock	(2,998)	—	(41)	—	(432)	(473)	—	(473)
Cash dividends declared and other	—	2	(2)	—	(3,945)	(3,945)	—	(3,945)
BALANCE AT SEPTEMBER 3, 2017	437,204	$4	$5,800	$(1,014)	$5,988	$10,778	$301	$11,079

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 3, 2017	August 28, 2016	August 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,714	$2,376	$2,409
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,370	1,255	1,127
Stock-based compensation	514	459	394
Excess tax benefits on stock-based awards	(38)	(74)	(86)
Other non-cash operating activities, net	24	17	(5)
Deferred income taxes	(29)	269	(101)
Changes in operating assets and liabilities:
Merchandise inventories	(894)	(25)	(890)
Accounts payable	2,258	(1,532)	880
Other operating assets and liabilities, net	807	547	557
Net cash provided by operating activities	6,726	3,292	4,285
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,279)	(1,432)	(1,501)
Maturities and sales of short-term investments	1,385	1,709	1,434
Additions to property and equipment	(2,502)	(2,649)	(2,393)
Other investing activities, net	30	27	(20)
Net cash used in investing activities	(2,366)	(2,345)	(2,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(236)	81	(45)
Repayments of short-term borrowings	0	(106)	(51)
Proceeds from short-term borrowings	0	106	51
Proceeds from issuance of long-term debt	3,782	185	1,125
Repayments of long-term debt	(2,200)	(1,288)	(1)
Minimum tax withholdings on stock-based awards	(202)	(220)	(178)
Excess tax benefits on stock-based awards	38	74	86
Repurchases of common stock	(469)	(486)	(481)
Cash dividend payments	(3,904)	(746)	(2,865)
Other financing activities, net	(27)	(19)	35
Net cash used in financing activities	(3,218)	(2,419)	(2,324)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	50	(418)
Net change in cash and cash equivalents	1,167	(1,422)	(937)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,379	4,801	5,738
CASH AND CASH EQUIVALENTS END OF YEAR	$4,546	$3,379	$4,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $16, $19, and $14, interest capitalized in 2017, 2016, and 2015, respectively)	$131	$123	$117
Income taxes, net	$1,185	$953	$1,186
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under build-to-suit and capital leases	$17	$15	$109

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 3, 2017, Costco operated 741 warehouses worldwide: 514 United States (U.S.) locations (in 44 U.S. states, Washington, D.C., and Puerto Rico), 97 Canada locations, 37 Mexico locations, 28 United Kingdom (U.K.) locations, 26 Japan locations, 13 Korea locations, 13 Taiwan locations, nine Australia locations, two Spain locations, one Iceland location, and one France location. The Company operates its e-commerce websites in all countries except Japan, Australia, Spain, Iceland, and France.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2017 relate to the 53-week fiscal year ended September 3, 2017. References to 2016 and 2015 relate to the 52-week fiscal years ended August 28, 2016, and August 30, 2015, respectively.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $1,255 and $1,071 at the end of 2017 and 2016, respectively.
The Company provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2017 and 2016 are $383 and $619, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn. The Company accelerated vendor payments of approximately $1,700 in the last week of fiscal 2016 in advance of implementing its modernized accounting system in fiscal 2017.

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
The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the loss in interest income and other, net in the consolidated statements of income.
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
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities include the Company's long-term debt, which are recorded on the balance sheet at issuance price and adjusted for unamortized discounts or premiums and debt issuance costs, which are being amortized to interest expense over the term of the loan. The estimated fair value of the Company's long-term debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Receivables, Net
Receivables consist primarily of vendor, reinsurance, credit card incentive, third-party pharmacy and other receivables. Vendor receivables include coupons, volume rebates or other purchase discounts. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Credit card incentive receivables primarily represent amounts earned under the co-branded credit card arrangement in the U.S. Third-party pharmacy receivables generally relate to amounts due from members’ insurance companies. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. The allowance is based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2017, 2016, and 2015.
Merchandise Inventories
Merchandise inventories consist of the following at the end of 2017 and 2016:

	2017	2016
United States	$7,091	$6,422
Canada	1,040	1,015
Other International	1,703	1,532
Merchandise inventories	$9,834	$8,969
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels for the year have been determined. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
As of September 3, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. Due to net deflation, a benefit of $64 and $27 was recorded to merchandise costs in 2016, and 2015, respectively. At the end of 2017 and 2016, the cumulative impact of the LIFO valuation on merchandise inventories was zero and immaterial, respectively.
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
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2017 and 2016 were immaterial.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2017 and 2016, and charges were immaterial in 2015 and included in selling, general and administrative expenses in the consolidated statements of income.
Insurance/Self-Insurance Liabilities
The Company is predominantly self-insured, with insurance coverage for certain catastrophic risks, for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. We use different mechanisms including a wholly-owned captive insurance subsidiary (the captive) and participate in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2017 and 2016, these insurance liabilities were $1,059 and $1,021 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
The captive receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party participants. The reinsurance agreement is one year in duration, and new agreements are entered into by each participant at their discretion at the commencement of the next calendar year. The participant agreements and practices of the reinsurance program limit a participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company is not relieved of its primary obligation to the policyholders for activity prior to the termination of the annual agreement.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $637 and $572 at the end of 2017 and 2016, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2017 and 2016.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2017, 2016, and 2015.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial for 2017 and resulted in net gains of $38, and $35 for 2016 and 2015, respectively.
Revenue Recognition
The Company generally recognizes sales, which include gross shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from members prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities in the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The sales returns reserve is based on an estimate of the net realizable value of merchandise

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

inventories excepted to be returned. Amounts collected from members for sales or value added taxes are recorded on a net basis.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. The Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $1,000 per year), which can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability (classified as accrued member rewards in the consolidated balance sheets) are computed after giving effect to the estimated impact of non-redemptions, based on historical data. The net reduction in sales was $1,281, $1,172, and $1,128 in 2017, 2016, and 2015, respectively.
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
Vendor Consideration
The Company has agreements to receive funds from vendors for coupons and a variety of other programs. These programs are evidenced by signed agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees (other than fresh foods departments and certain ancillary businesses) as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, credit and debit card processing fees, utilities, and stock-based compensation expense, as well as other operating costs incurred to support warehouse operations.
Retirement Plans
The Company's 401(k) Retirement Plan is available to all U.S. employees who have completed 90 days of employment. The plan allows pre-tax deferrals, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's salary. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $543, $489, and $454 for 2017, 2016, and 2015, respectively, and are included in selling, general and administrative expenses and merchandise costs in the accompanying consolidated statements of income.

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
Compensation expense for all stock-based awards granted is predominantly recognized using the straight-line method over the requisite service period for the entire award. Awards for employees and non-employee directors provide for accelerated vesting of a portion of outstanding shares based on cumulative years of service with the Company. Compensation expense for the accelerated shares is recognized upon achievement of the long-service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.
Stock-based compensation expense is predominantly included in selling, general and administrative expenses in the consolidated statements of income. Certain stock-based compensation costs are capitalized or included in the cost of merchandise. See Note 7 for additional information on the Company’s stock-based compensation plans.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

The Company’s asset retirement obligations (ARO) primarily relate to leasehold improvements that at the end of a lease must be removed. These obligations are recorded as a liability with an offsetting asset at the inception of the lease term based upon the estimated fair value of the costs to remove the leasehold improvements. These liabilities are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases were immaterial at the end of 2017 and 2016, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.
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
The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes as appropriate. Certain of the Company's cumulative foreign undistributed earnings were considered by the Company to be indefinitely reinvested as of September 3, 2017. These earnings would be subject to U.S. income tax if the Company changed its position and could result in a U.S. tax liability. Although the Company has historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, it may repatriate such earnings to the extent it can do so without an adverse tax consequence. See Note 8 for additional information.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 1—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Transition is permitted either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019.
The Company continues to review current accounting policies, business processes, systems and controls to evaluate the impacts of applying the new standard. Based on its preliminary assessment, the Company believes the new guidance will change recognition timing and classification of cash card breakage income to reflect the historical pattern of gift card redemption rather than the current methodology of recognizing income when redemption is considered remote. The Company will also present estimated sales returns on a gross basis rather than net of the sales return reserve on the consolidated balance sheets. The Company continues to evaluate various areas such as gross versus net revenue presentation for certain contracts, identification and treatment of performance obligations associated with membership offers, and accounting for warranty arrangements on qualified purchases. Management continues to evaluate potential impacts on the contracts associated with the co-branded credit card arrangement as well as its adoption methodology.
In February 2016, the FASB issued new guidance on leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or consolidated statements of cash flows.
In March 2016, the FASB issued new guidance on stock compensation, intended to simplify accounting for share-based payment transactions. The guidance makes several modifications related to the accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance will likely be material to the provision for income taxes and earnings per share amounts on the Company’s consolidated income statements for the change in the recognition of excess tax benefits or deficiencies. Due to the Company's annual vesting and release of shares in its first fiscal quarter, this may create increased volatility in these amounts during that quarter of each fiscal year. Previously these amounts were reflected in equity. Additionally, these amounts will be reflected as cash flows from operations instead of cash flows from financing activities in the consolidated statements of cash flows. Adoption of this guidance is not expected to have a material impact on the consolidated balance sheets, consolidated statements of cash flows, or related disclosures.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 2—Investments

The Company’s investments at the end of 2017 and 2016 were as follows:

2017:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$947	$0	$947
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	948	0	948
Held-to-maturity:
Certificates of deposit	285		285
Total short-term investments	$1,233	$0	$1,233

2016:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$1,028	$6	$1,034
Asset and mortgage-backed securities	1	0	1
Total available-for-sale	1,029	6	1,035
Held-to-maturity:
Certificates of deposit	306		306
Bankers' acceptances	9		9
Total held-to-maturity	315		315
Total short-term investments	$1,344	$6	$1,350
Gross unrealized gains and losses on available-for-sale securities were not material in 2017, 2016, and 2015. At the end of 2017 and 2015, the Company's available-for-sale securities that were in a continuous unrealized-loss position were not material. The Company had no available-for-sale securities in a continuous unrealized-loss position in 2016. There were no gross unrealized gains and losses on cash equivalents at the end of 2017, 2016, or 2015.
The proceeds from sales of available-for-sale securities were $202, $291, and $246 during 2017, 2016, and 2015, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2017, 2016, and 2015.
The maturities of available-for-sale and held-to-maturity securities at the end of 2017 were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$185	$185	$285
Due after one year through five years	721	721	0
Due after five years	42	42	0
Total	$948	$948	$285

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 3—Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information at the end of 2017 and 2016, respectively, regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine such fair value.

2017:	Level 1	Level 2
Money market mutual funds(1)	$7	$0
Investment in government and agency securities	0	947
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	2
Forward foreign-exchange contracts, in (liability) position(2)	0	(8)
Total	$7	$942

2016:	Level 1	Level 2
Money market mutual funds(1)	$222	$0
Investment in government and agency securities	0	1,034
Investment in asset and mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	11
Forward foreign-exchange contracts, in (liability) position(2)	0	(13)
Total	$222	$1,033
 _______________

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the end of both 2017 and 2016, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during 2017 and 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Financial assets measured at fair value on a nonrecurring basis include held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2017 and 2016. See Note 4 for the fair value of long-term debt.
Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from an impairment, if deemed necessary. There were no fair value adjustments to nonfinancial assets during 2017 and 2016.
Note 4—Debt
Short-Term Borrowings
The Company enters into various short-term bank credit facilities, which increased to $833 in 2017 from $429 in 2016 due to the addition of a $400 revolving line of credit in the U.S. which expires June 2018. At the end of 2017 and 2016, there were no outstanding borrowings under these credit facilities.
In 2017, short term borrowings were immaterial. In 2016, the average and maximum short term borrowings in Japan were $99 and $110, respectively, and had a weighted average interest rate of 0.52% during the year. All other short term borrowings during the year were immaterial.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 4—Debt (Continued)

Long-Term Debt
The Company's long-term debt consists primarily of Senior Notes that have various principal balances, interest rates, and maturity dates as described below. In May 2017, the Company issued $3,800 in aggregate principal amount of Senior Notes, with maturity dates between May 2021 and May 2027. In February 2015 and December 2012, the Company issued $1,000 and $3,500 in aggregate principal amount of Senior Notes, respectively.
In June 2017, the Company paid the outstanding $1,100 principal balance and accrued interest on the 1.125% Senior Notes through proceeds from the Senior Notes issued in May 2017 and existing sources of cash and cash equivalents and short-term investments. In March 2017, the Company paid the outstanding $1,100 principal balance and interest on the 5.5% Senior Notes with existing sources of cash and cash equivalents and short-term investments.
The Company, at its option, may redeem the Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, upon certain events, as defined by the terms of the Senior Notes, the holder has the right to require the Company to purchase this security at a price of 101% of the principal amount plus accrued and unpaid interest to the date of the event. Interest on all outstanding long-term debt is payable semi-annually.
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists primarily of promissory notes and term loans issued by the Company's Japanese subsidiary and are valued primarily using Level 3 inputs. The carrying value and estimated fair value of long-term debt at the end of 2017 and 2016 consisted of the following:

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.5% Senior Notes due March 2017	$0	$0	$1,100	$1,129
1.125% Senior Notes due December 2017	0	0	1,099	1,103
1.7% Senior Notes due December 2019	1,198	1,201	1,196	1,219
1.75% Senior Notes due February 2020	498	501	498	508
2.15% Senior Notes due May 2021	994	1,007	0	0
2.25% Senior Notes due February 2022	497	504	497	512
2.30% Senior Notes due May 2022	793	805	0	0
2.75% Senior Notes due May 2024	991	1,010	0	0
3.00% Senior Notes due May 2027	986	1,009	0	0
Other long-term debt	702	716	771	803
Total long-term debt	6,659	6,753	5,161	5,274
Less current portion	86		1,100
Long-term debt, excluding current portion	$6,573		$4,061

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 4—Debt (Continued)

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2018	$86
2019	91
2020	1,700
2021	1,091
2022	1,300
Thereafter	2,436
Total	$6,704
Note 5—Leases
Operating Leases
The aggregate rental expense for 2017, 2016, and 2015 was $258, $250, and $252, respectively. Sub-lease income and contingent rent was not material in 2017, 2016, or 2015.
Capital and Build-to-Suit Leases
Gross assets recorded under capital and build-to-suit leases were $404 and $392 at the end of 2017 and 2016, respectively. These assets are recorded net of accumulated amortization of $78 and $63 at the end of 2017 and 2016, respectively.
At the end of 2017, future minimum payments, net of sub-lease income of $112 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases(1)
2018	$216	$32
2019	223	32
2020	206	33
2021	177	33
2022	168	33
Thereafter	2,123	582
Total	$3,113	745
Less amount representing interest		(365)
Net present value of minimum lease payments		380
Less current installments(2)		(7)
Long-term capital lease obligations less current installments(3)		$373
_______________

(1)	Includes build-to-suit lease obligations.

(2)	Included in other current liabilities in the accompanying consolidated balance sheets.

(3)	Included in other liabilities in the accompanying consolidated balance sheets.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 6—Stockholders’ Equity

Dividends
The Company’s current quarterly dividend rate is $0.50 per share. In May 2017 and February 2015, the Company paid special cash dividends of $7.00 and $5.00 per share, respectively. The aggregate payment was approximately $3,100 and $2,201, respectively.
Stock Repurchase Programs
The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, approved on April 17, 2015, which expires April 17, 2019. This authorization revoked previously authorized but unused amounts, totaling $2,528. As of the end of 2017, the remaining amount available for stock repurchases under the approved plan was $2,749. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2017	2,998	$157.87	$473
2016	3,184	149.90	477
2015	3,456	142.87	494
These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.
Note 7—Stock-Based Compensation Plans
The Company grants stock-based compensation primarily to employees and non-employee directors. Since 2009, RSU grants to all executive officers have been performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs held by employees and non-employee directors are subject to quarterly vesting upon retirement or voluntary termination. Employees who attain certain years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date rather than upon retirement. The Seventh Restated 2002 Stock Incentive Plan (Seventh Plan), amended in the second quarter of fiscal 2015, is the Company’s only stock-based compensation plan with shares available for grant at the end of 2017. Each share issued in respect of stock awards is counted as 1.75 shares toward the limit of shares made available under the Seventh Plan. The Seventh Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares equal to the minimum statutory withholding taxes.
As required by the Company's Seventh Plan, in conjunction with the 2017 special cash dividend, the number of shares subject to outstanding RSUs was increased on the dividend record date to preserve their value. The outstanding RSUs were adjusted by multiplying the number of outstanding shares by a factor of 1.032, representing the ratio of the NASDAQ closing price of $180.20 on May 5, 2017, which was the last trading day immediately prior to the ex-dividend date, to the NASDAQ opening price of $174.66 on the ex-dividend date, May 8, 2017. The outstanding RSUs increased by approximately 247,000 and this adjustment did not result in additional stock-based compensation expense, as the fair value of the awards did not change. As further required by the Seventh Plan, the maximum number of shares issuable under the Seventh Plan was proportionally adjusted, which resulted in an additional 364,000 RSU shares available to be granted.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 7—Stock-Based Compensation Plans (Continued)

Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five years and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more years and five or more years of service with the Company, respectively, and provide for vesting upon retirement or voluntary termination. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2017, 11,780,000 shares were available to be granted as RSUs under the Seventh Plan.
The following awards were outstanding at the end of 2017:

•	7,798,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
401,000 performance-based RSUs, of which 259,000 were granted to executive officers subject to the certification of the attainment of specified performance targets for 2017. This certification occurred in October 2017, at which time a portion vested as a result of the long service of all executive officers. The remaining awards vest upon continued employment over specified periods of time.

The following table summarizes RSU transactions during 2017:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2016	8,326	$120.56
Granted	3,856	144.12
Vested and delivered	(4,026)	119.46
Forfeited	(204)	129.87
Special cash dividend	247	N/A
Outstanding at the end of 2017	8,199	$128.15
The weighted-average grant date fair value of RSUs granted was $144.12, $153.46, and $125.68 in 2017, 2016, and 2015, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2017 was $694 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2017 were approximately 2,782,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2017	2016	2015
Stock-based compensation expense before income taxes	$514	$459	$394
Less recognized income tax benefit	(167)	(150)	(131)
Stock-based compensation expense, net of income taxes	$347	$309	$263

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes

Income before income taxes is comprised of the following:

	2017	2016	2015
Domestic	$2,988	$2,622	$2,574
Foreign	1,051	997	1,030
Total	$4,039	$3,619	$3,604
The provisions for income taxes for 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Federal:
Current	$802	$468	$766
Deferred	7	233	(12)
Total federal	809	701	754
State:
Current	161	108	131
Deferred	8	21	1
Total state	169	129	132
Foreign:
Current	389	398	399
Deferred	(42)	15	(90)
Total foreign	347	413	309
Total provision for income taxes	$1,325	$1,243	$1,195
Tax benefits associated with the release of employee RSUs were allocated to equity attributable to Costco in the amount of $37, $74, and $86, in 2017, 2016, and 2015, respectively.
The reconciliation between the statutory tax rate and the effective rate for 2017, 2016, and 2015 is as follows:

	2017		2016		2015
Federal taxes at statutory rate	$1,414	35.0%	$1,267	35.0%	$1,262	35.0%
State taxes, net	116	2.9	91	2.5	85	2.3
Foreign taxes, net	(64)	(1.6)	(21)	(0.6)	(125)	(3.5)
Employee stock ownership plan (ESOP)	(104)	(2.6)	(17)	(0.5)	(66)	(1.8)
Other	(37)	(0.9)	(77)	(2.1)	39	1.2
Total	$1,325	32.8%	$1,243	34.3%	$1,195	33.2%
The Company’s provision for income taxes in 2017 and 2015 was favorably impacted by net tax benefits of $104 and $68, respectfully, primarily due to tax benefits recorded in connection with the May 2017 and February 2015 special cash dividends paid by the Company to employees through the Company's 401(k) Retirement Plan of $82 and $57, respectively. Dividends on these shares are deductible for U.S. income tax purposes.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

The components of the deferred tax assets (liabilities) are as follows:

	2017	2016
Equity compensation	$109	$99
Deferred income/membership fees	167	177
Accrued liabilities and reserves	647	601
Other(1)	18	63
Property and equipment	(747)	(779)
Merchandise inventories	(252)	(256)
Net deferred tax (liabilities)/assets	$(58)	$(95)
_______________

(1)	Includes foreign tax credits of $36 and $78 for 2017 and 2016, respectively, which will expire beginning in 2025.
The deferred tax accounts at the end of 2017 and 2016 include non-current deferred income tax assets of $254 and $202, respectively, included in other assets; and non-current deferred income tax liabilities of $312 and $297, respectively, included in other liabilities.
During 2015, the Company repatriated a portion of the earnings in the Canadian operations that, in 2014, the Company determined were no longer considered indefinitely reinvested. In the fourth quarter of 2015, the Company changed its position regarding an additional portion of the undistributed earnings of the Canadian operations, which are no longer considered indefinitely reinvested. These earnings were distributed in 2016. Current exchange rates compared to historical rates when these earnings were generated resulted in an immaterial U.S. benefit, which was recorded at the end of 2015. During 2017, the Company changed its position regarding an additional portion of the undistributed earnings of its Canadian operations as they could be repatriated without adverse tax consequences. Accordingly, that portion is no longer considered to be indefinitely reinvested. Subsequent to the end of the fiscal year, the Company repatriated a portion of undistributed earnings in its Canadian operations without adverse tax consequences.
The Company has not provided for U.S. deferred taxes on cumulative undistributed earnings of $3,176 and $3,280 at the end of 2017 and 2016, respectively, of certain non-U.S. consolidated subsidiaries because the earnings have not been repatriated, or subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings, if repatriated would not result in an adverse tax consequence. Because of the availability of U.S. foreign tax credits and complexity of the computation, it is not practicable to determine at this time the U.S. federal income tax liability that would be associated with such earnings if such earnings were not deemed to be indefinitely reinvested. Deferred taxes are recorded for earnings of foreign operations when it is determined that such earnings are no longer indefinitely reinvested.
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

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 8—Income Taxes (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2017 and 2016 is as follows:

	2017	2016
Gross unrecognized tax benefit at beginning of year	$52	$158
Gross increases—current year tax positions	3	2
Gross increases—tax positions in prior years	17	1
Gross decreases—tax positions in prior years	0	(47)
Settlements	(11)	(25)
Lapse of statute of limitations	(9)	(37)
Gross unrecognized tax benefit at end of year	$52	$52
The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2017 and 2016, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $29 and $46 at the end of 2017 and 2016, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized by the Company were not material in 2017 or 2016. Accrued interest and penalties were not material at the end of 2017 or 2016.
The Company is currently under audit by several taxing jurisdictions in the United States and in several foreign countries. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next 12 months.
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2014. The Company is currently subject to examination in Canada for fiscal years 2013 to present and in California for fiscal years 2007 to present. No other examinations are believed to be material.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 9—Net Income per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the effect on net income and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	2017	2016	2015
Net income available to common stockholders after assumed conversions of dilutive securities	$2,679	$2,350	$2,377
Weighted average number of common shares used in basic net income per common share	438,437	438,585	439,455
RSUs	2,493	2,668	3,249
Conversion of convertible notes	7	10	12
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	440,937	441,263	442,716
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded an immaterial accrual with respect to one matter described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
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

(N.D. Cal.); J.C. Wash, et al., v. Chevron USA, Inc., et al.; Case No. 4:07cv37 (E.D. Mo.); Jonathan Charles Conlin, et al., v. Chevron USA, Inc., et al.; Case No. 07 0317 (M.D. Tenn.); William Barker, et al. v. Chevron USA, Inc., et al.; Case No. 07-cv-00293 (D.N.M.); Melissa J. Couch, et al. v. BP Products North America, Inc., et al., Case No. 07cv291 (E.D. Tex.); S. Garrett Cook, Jr., et al., v. Hess Corporation, et al., Case No. 07cv750 (M.D. Ala.); Jeff Jenkins, et al. v. Amoco Oil Company, et al., Case No. 07-cv-00661 (D. Utah); and Mark Wyatt, et al., v. B. P. America Corp., et al., Case No. 07-1754 (S.D. Cal.). On June 18, 2007, the Judicial Panel on Multidistrict Litigation assigned the action, entitled In re Motor Fuel Temperature Sales Practices Litigation, MDL Docket No 1840, to Judge Kathryn Vratil in the United States District Court for the District of Kansas. On April 12, 2009, the Company agreed to settle the actions in which it is named as a defendant. Under the settlement, the Company agreed, to the extent allowed by law and subject to other terms and conditions in the agreement, to install over five years from the effective date of the settlement temperature-correcting dispensers in the States of Alabama, Arizona, California, Florida, Georgia, Kentucky, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, Utah, and Virginia. Other than payments to class representatives, the settlement did not provide for cash payments to class members. On September 22, 2011, the court preliminarily approved a revised settlement, which did not materially alter the terms. On April 24, 2012, the court granted final approval of the revised settlement. Plaintiffs moved for an award of $10 in attorneys’ fees, as well as an award of costs and payments to class representatives. A report and recommendation was issued in favor of a fee award of $4. On August 24, 2016, the district court affirmed the report and recommendation. On March 20, 2014, the Company filed a notice invoking a “most favored nation” provision under the settlement, under which it sought to adopt provisions in later settlements with certain other defendants. The motion was denied on January 23, 2015. Final judgment was entered on September 22, 2015, which was affirmed by the court of appeals in August 2017.
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
The Company received notices from most states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. The agent appears to have concluded its examination, without seeking payments from the Company. Certain states have separately also made requests for payment by the Company concerning a specific type of property, some of which have been paid in immaterial amounts.
The Company received from the Drug Enforcement Administration subpoenas and administrative inspection warrants concerning the Company's fulfillment of prescriptions related to controlled substances and related practices. As previously disclosed, the Company entered into a settlement agreement in January 2017 under which it paid $12 to the Department of Justice, an amount for which a previous accrual was made.
On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. The Company is seeking to cooperate with the request.
In November 2016 and September 2017, the Company received notices of violation from the Connecticut Department of Energy and Environmental Protection regarding hazardous waste practices at its Connecticut warehouses, primarily concerning unsalable pharmaceuticals. The Company is seeking to cooperate concerning the resolution of these notices.
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
Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Australia, Spain, Iceland, and France and through majority-owned subsidiaries in Taiwan and Korea. The Company’s reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. All material inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, incurred on behalf of the Company's Canadian and Other International operations, but are included in the U.S. operations because those costs are not allocated internally and generally come under the responsibility of U.S. management.

	United States Operations	Canadian Operations	Other International Operations	Total
2017
Total revenue	$93,889	$18,775	$16,361	$129,025
Operating income	2,644	841	626	4,111
Depreciation and amortization	1,044	124	202	1,370
Additions to property and equipment	1,714	277	511	2,502
Net property and equipment	12,339	1,820	4,002	18,161
Total assets	24,068	4,471	7,808	36,347
2016
Total revenue	$86,579	$17,028	$15,112	$118,719
Operating income	2,326	778	568	3,672
Depreciation and amortization	946	109	200	1,255
Additions to property and equipment	1,823	299	527	2,649
Net property and equipment	11,745	1,628	3,670	17,043
Total assets	22,511	3,480	7,172	33,163
2015
Total revenue	$84,351	$17,341	$14,507	$116,199
Operating income	2,308	771	545	3,624
Depreciation and amortization	848	119	160	1,127
Additions to property and equipment	1,574	148	671	2,393
Net property and equipment	10,815	1,381	3,205	15,401
Total assets	22,988	3,608	6,421	33,017
The following table summarizes the percentage of net sales by merchandise category:

	2017	2016	2015
Foods	21%	22%	22%
Sundries	20%	21%	21%
Hardlines	16%	16%	16%
Fresh Foods	14%	14%	14%
Softlines	12%	12%	11%
Ancillary	17%	15%	16%

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data) (Continued)
Note 12—Quarterly Financial Data (Unaudited)

The two tables that follow reflect the unaudited quarterly results of operations for 2017 and 2016.

	53 Weeks Ended September 3, 2017
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)		Fourth Quarter (17 Weeks)	Total (53 Weeks)
REVENUE
Net sales	$27,469	$29,130	$28,216		$41,357	$126,172
Membership fees	630	636	644		943	2,853
Total revenue	28,099	29,766	28,860		42,300	129,025
OPERATING EXPENSES
Merchandise costs	24,288	25,927	24,970		36,697	111,882
Selling, general and administrative	2,940	2,980	2,907		4,123	12,950
Preopening expenses	22	15	15		30	82
Operating income	849	844	968		1,450	4,111
OTHER INCOME (EXPENSE)
Interest expense	(29)	(31)	(21)		(53)	(134)
Interest income and other, net	26	(4)	18		22	62
INCOME BEFORE INCOME TAXES	846	809	965		1,419	4,039
Provision for income taxes	291	288	259	(1)	487	1,325
Net income including noncontrolling interests	555	521	706		932	2,714
Net income attributable to noncontrolling interests	(10)	(6)	(6)		(13)	(35)
NET INCOME ATTRIBUTABLE TO COSTCO	$545	$515	$700		$919	$2,679
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.24	$1.17	$1.59		$2.10	$6.11
Diluted	$1.24	$1.17	$1.59		$2.08	$6.08
Shares used in calculation (000’s)
Basic	438,007	439,127	438,817		437,987	438,437
Diluted	440,525	440,657	441,056		441,036	440,937
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.45	$7.50	(2)	$0.50	$8.90
_______________

(1)	Includes an $82 tax benefit recorded in the third quarter in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan.

(2)	Includes the special cash dividend of $7.00 per share paid in May 2017.

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