Form 10-Q
period 2017-11-26
COSTCO WHOLESALE CORP /NEW
filed 2017-12-21
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of December 13, 2017 was 439,105,871.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	November 26, 2017	September 3, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,689	$4,546
Short-term investments	1,196	1,233
Receivables, net	1,559	1,432
Merchandise inventories	11,213	9,834
Other current assets	240	272
Total current assets	19,897	17,317
PROPERTY AND EQUIPMENT
Land	5,915	5,690
Buildings and improvements	15,523	15,127
Equipment and fixtures	6,859	6,681
Construction in progress	812	843
	29,109	28,341
Less accumulated depreciation and amortization	(10,427)	(10,180)
Net property and equipment	18,682	18,161
OTHER ASSETS	799	869
TOTAL ASSETS	$39,378	$36,347
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,992	$9,608
Accrued salaries and benefits	2,791	2,703
Accrued member rewards	973	961
Deferred membership fees	1,590	1,498
Other current liabilities	3,014	2,725
Total current liabilities	20,360	17,495
LONG-TERM DEBT, excluding current portion	6,478	6,573
OTHER LIABILITIES	1,184	1,200
Total liabilities	28,022	25,268
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.01 par value; 900,000,000 shares authorized; 439,185,000 and 437,204,000 shares issued and outstanding	4	4
Additional paid-in capital	5,811	5,800
Accumulated other comprehensive loss	(1,037)	(1,014)
Retained earnings	6,300	5,988
Total Costco stockholders’ equity	11,078	10,778
Noncontrolling interests	278	301
Total equity	11,356	11,079
TOTAL LIABILITIES AND EQUITY	$39,378	$36,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended
	November 26, 2017	November 20, 2016
REVENUE
Net sales	$31,117	$27,469
Membership fees	692	630
Total revenue	31,809	28,099
OPERATING EXPENSES
Merchandise costs	27,617	24,288
Selling, general and administrative	3,224	2,940
Preopening expenses	17	22
Operating income	951	849
OTHER INCOME (EXPENSE)
Interest expense	(37)	(29)
Interest income and other, net	22	26
INCOME BEFORE INCOME TAXES	936	846
Provision for income taxes	285	291
Net income including noncontrolling interests	651	555
Net income attributable to noncontrolling interests	(11)	(10)
NET INCOME ATTRIBUTABLE TO COSTCO	$640	$545
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.46	$1.24
Diluted	$1.45	$1.24
Shares used in calculation (000’s):
Basic	437,965	438,007
Diluted	440,851	440,525
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 26, 2017	November 20, 2016
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$651	$555
Foreign-currency translation adjustment and other, net	(23)	(345)
Comprehensive income	628	210
Less: Comprehensive income attributable to noncontrolling interests	11	5
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$617	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 26, 2017	November 20, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$651	$555
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	335	297
Stock-based compensation	234	211
Other non-cash operating activities, net	(5)	(90)
Deferred income taxes	(2)	49
Changes in operating assets and liabilities:
Merchandise inventories	(1,415)	(1,983)
Accounts payable	2,058	3,707
Other operating assets and liabilities, net	150	47
Net cash provided by operating activities	2,006	2,793
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(272)	(402)
Maturities and sales of short-term investments	311	416
Additions to property and equipment	(820)	(667)
Other investing activities, net	(4)	(2)
Net cash used in investing activities	(785)	(655)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	377	(178)
Repayments of long-term debt	(58)	0
Tax withholdings on stock-based awards	(216)	(201)
Repurchases of common stock	(124)	(122)
Cash dividend payments	0	(198)
Other financing activities, net	(37)	39
Net cash used in financing activities	(58)	(660)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(52)
Net change in cash and cash equivalents	1,143	1,426
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,546	3,379
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,689	$4,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
Interest (reduced by $4 and $5 for interest capitalized in 2018 and 2017, respectively)	$54	$34
Income taxes, net	$314	$171
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$220	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, membership fee, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses and ecommerce websites based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 26, 2017, Costco operated 746 warehouses worldwide: 518 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 98 Canada locations, 37 Mexico locations, 28 United Kingdom (U.K.) locations, 26 Japan locations, 13 Korea locations, 13 Taiwan locations, nine Australia locations, two Spain locations, one Iceland location, and one France location. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to noncontrolling interests in its operations in Taiwan. During the first quarter of 2018, Costco purchased its former joint venture partner's remaining equity interest in its Korean operations. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 3, 2017.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2018 is a 52-week year ending on September 2, 2018. References to the first quarters of 2018 and 2017 relate to the 12-week fiscal quarters ended November 26, 2017, and November 20, 2016, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and events could differ from those estimates and assumptions.

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
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities include the Company's long-term debt, which are recorded on the balance sheet at issuance price and adjusted for unamortized discounts or premiums and debt issuance costs, which are being amortized to interest expense over the term of the loan. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company's 2017 Form 10-K.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records adjustments quarterly, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation rates and inventory levels have been determined. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
As of November 26, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. As of September 3, 2017, the cumulative impact of the LIFO valuation on merchandise inventories was zero.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. At November 26, 2017 and September 3, 2017, both the aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial. The aggregate notional amounts of unsettled forward foreign-exchange contracts were $928 and $637 at November 26, 2017, and September 3, 2017, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has

Note 1—Summary of Significant Accounting Policies (Continued)

an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of November 26, 2017, and September 3, 2017.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the first quarter of 2018 and resulted in a net gain of $30 in the first quarter of 2017.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial in the first quarter of 2018 and 2017.
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
Recent Accounting Pronouncements Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify accounting for share-based payment transactions. The guidance relates to the accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2018 and recognized an excess tax benefit of $41 as part of its income tax provision in the accompanying condensed consolidated statements of income. Previously these amounts were reflected in equity. Additionally, these amounts are now reflected as cash flows from operations instead of cash flows from financing activities in the consolidated statements of cash flows on a prospective basis. Adoption of this guidance did not have a material impact on the consolidated balance sheets, consolidated statements of cash flows, or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Transition is permitted either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new

Note 1—Summary of Significant Accounting Policies (Continued)

standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019.
While its review is continuing, based on preliminary assessments, the Company believes the new guidance will change recognition timing of cash-card breakage income to reflect the historical pattern of gift card redemption rather than the current methodology of recognizing income when redemption is considered remote. The Company will also present estimated sales returns on a gross basis rather than net of the sales return reserve on the consolidated balance sheets. The Company continues to evaluate various areas such as gross versus net revenue presentation for certain contracts, identification and treatment of performance obligations associated with membership offers, and accounting for warranty arrangements on qualified purchases. The Company continues to evaluate potential impacts on the contracts associated with the co-branded credit card arrangement as well as its adoption methodology.
In February 2016, the FASB issued guidance on leases, which will require recognition on the balance sheet for the rights and obligations created by all leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or consolidated statements of cash flows.
Note 2—Investments
The Company's major categories of investments have not materially changed from the annual reporting period ended September 3, 2017. The Company’s investments were as follows:

November 26, 2017:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$948	$(7)	$941
Mortgage-backed securities	1	0	1
Total available-for-sale	949	(7)	942
Held-to-maturity:
Certificates of deposit	254		254
Total short-term investments	$1,203	$(7)	$1,196

September 3, 2017:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$947	$0	$947
Mortgage-backed securities	1	0	1
Total available-for-sale	948	0	948
Held-to-maturity:
Certificates of deposit	285		285
Total short-term investments	$1,233	$0	$1,233

Note 2—Investments (Continued)

At November 26, 2017, and September 3, 2017, available-for-sale securities that were in a continuous unrealized-loss position were immaterial. During the first quarter of 2018, there were no unrealized gains or losses on cash and cash equivalents. During the first quarter of 2017, unrealized gains or losses on cash and cash equivalents were immaterial.
The proceeds from sales of available-for-sale securities were $35 and $32 during the first quarter of 2018 and 2017, respectively. Gross realized gains or losses from sales of available-for-sale securities during the first quarter of 2018 and 2017 were not material.
The maturities of available-for-sale and held-to-maturity securities at November 26, 2017, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$177	$176	$254
Due after one year through five years	729	723	0
Due after five years	43	43	0
Total	$949	$942	$254
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

November 26, 2017:	Level 1	Level 2
Money market mutual funds(1)	$9	$0
Investment in government and agency securities	0	941
Investment in mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	2
Forward foreign-exchange contracts, in (liability) position(2)	0	(13)
Total	$9	$931

September 3, 2017:	Level 1	Level 2
Money market mutual funds(1)	$7	$0
Investment in government and agency securities	0	947
Investment in mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	2
Forward foreign-exchange contracts, in (liability) position(2)	0	(8)
Total	$7	$942
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the periods ended November 26, 2017, and September 3, 2017, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the first quarter of 2018 or 2017.

Note 3—Fair Value Measurement (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets recorded at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2018 or 2017.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 26, 2017	September 3, 2017
1.70% Senior Notes due December 2019	$1,198	$1,198
1.75% Senior Notes due February 2020	499	498
2.15% Senior Notes due May 2021	994	994
2.25% Senior Notes due February 2022	497	497
2.30% Senior Notes due May 2022	793	793
2.75% Senior Notes due May 2024	991	991
3.00% Senior Notes due May 2027	986	986
Other long-term debt	636	702
Total long-term debt	6,594	6,659
Less current portion	116	86
Long-term debt, excluding current portion	$6,478	$6,573
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists primarily of promissory notes and term loans issued by the Company's Japan subsidiary and are valued primarily using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,641 and $6,753 at November 26, 2017, and September 3, 2017, respectively.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.50 per share, compared to $0.45 per share in the first quarter of 2017. On October 30, 2017, the Board of Directors declared a quarterly cash dividend in the amount of $0.50 per share, which was paid on December 1, 2017.
Stock Repurchase Programs
Stock repurchase activity during the first quarter of 2018 and 2017 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
First quarter of 2018	734	$162.51	$119
First quarter of 2017	809	$151.00	$122
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $2,630

Note 5—Equity and Comprehensive Income (Continued)

at November 26, 2017. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 3, 2017	$10,778	$301	$11,079
Comprehensive income:
Net income	640	11	651
Foreign-currency translation adjustment and other, net	(23)	0	(23)
Comprehensive income	617	11	628
Stock-based compensation	235	0	235
Release of vested restricted stock units (RSUs), including tax effects	(216)	0	(216)
Repurchases of common stock	(119)	0	(119)
Cash dividends declared and other	(217)	(34)	(251)
Equity at November 26, 2017	$11,078	$278	$11,356

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2016	$12,079	$253	$12,332
Comprehensive income:
Net income	545	10	555
Foreign-currency translation adjustment and other, net	(340)	(5)	(345)
Comprehensive income	205	5	210
Stock-based compensation	211	0	211
Release of vested RSUs, including tax effects	(162)	0	(162)
Repurchases of common stock	(122)	0	(122)
Cash dividends declared and other	(238)	0	(238)
Equity at November 20, 2016	$11,973	$258	$12,231

Note 6—Stock-Based Compensation
The Seventh Restated 2002 Stock Incentive Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares for statutory withholding taxes.

Note 6—Stock-Based Compensation (Continued)

Summary of Restricted Stock Unit Activity
At November 26, 2017, 8,109,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,484,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
127,000 performance-based RSUs, granted to certain executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
205,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2018, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2018:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 3, 2017	8,199	$128.15
Granted	3,517	155.44
Vested and delivered	(4,054)	129.45
Forfeited	(51)	134.00
Outstanding at November 26, 2017	7,611	$140.03
The remaining unrecognized compensation cost related to non-vested RSUs at November 26, 2017, was $999, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Stock-based compensation expense before income taxes	$234	$211
Less recognized income tax benefit	(77)	(69)
Stock-based compensation expense, net of income taxes	$157	$142

Note 7—Net Income per Common and Common Equivalent Share

The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Net income available to common stockholders used in basic and diluted net income per common share	$640	$545
Weighted average number of common shares used in basic net income per common share	437,965	438,007
RSUs and other	2,886	2,518
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	440,851	440,525
Anti-dilutive RSUs	0	1,877
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
The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 by failing to provide seating to member service assistants who act as greeters and exit attendants in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company has filed an answer denying the material allegations of the complaint.
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
Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland and France and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 3, 2017, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs are not allocated internally and generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 26, 2017
Total revenue	$22,813	$4,771	$4,225	$31,809
Operating income	533	236	182	951
Depreciation and amortization	252	32	51	335
Additions to property and equipment	480	75	265	820
Net property and equipment	12,573	1,836	4,273	18,682
Total assets	27,005	4,138	8,235	39,378
Twelve Weeks Ended November 20, 2016
Total revenue	$20,377	$4,099	$3,623	$28,099
Operating income	506	191	152	849
Depreciation and amortization	226	26	45	297
Additions to property and equipment	426	110	131	667
Net property and equipment	11,945	1,673	3,538	17,156
Total assets	25,364	4,103	7,065	36,532
Year Ended September 3, 2017
Total revenue	$93,889	$18,775	$16,361	$129,025
Operating income	2,644	841	626	4,111
Depreciation and amortization	1,044	124	202	1,370
Additions to property and equipment	1,714	277	511	2,502
Net property and equipment	12,339	1,820	4,002	18,161
Total assets	24,068	4,471	7,808	36,347

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, increases in comparable warehouse sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions, and other risks identified from time to time in our public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2017 Annual Report on Form 10-K, previously filed with the SEC.
OVERVIEW
We operate membership warehouses and ecommerce websites based on the concept that offering our members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Part I, Item 1, Note 9 of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefits costs as a percentage of country sales, and/or less or no direct membership warehouse competition.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2018 and 2017 relate to the 12-week fiscal quarters ended November 26, 2017, and November 20, 2016, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the first quarter of 2018 as compared to the first quarter of 2017 include:

•	Net sales increased 13% to $31,117, driven by an increase in comparable sales of 10% and sales at new warehouses opened since the end of the first quarter of fiscal 2017;

•	Membership fee revenue increased 10% to $692, primarily due to sign-ups at existing and new warehouses, and the fee increase;

•	Gross margin percentage decreased 33 basis points, due in part to a non-recurring legal settlement received in the first quarter of fiscal 2017;

•	SG&A expenses as a percentage of net sales decreased 34 basis points, primarily driven by leveraging increased sales;

•
Net income increased 17% to $640, or $1.45 per diluted share, compared to $545, or $1.24 per diluted share in 2017. The first quarter of 2018 was positively impacted by a $41 tax benefit, or $0.09 per diluted share, in connection with the adoption of an accounting standard related to stock-based compensation while the first quarter of fiscal 2017 benefited from a non-recurring $51M legal settlement, or $0.07 per diluted share; and

•	On October 30, 2017, our Board of Directors declared a quarterly cash dividend of $0.50, which was paid on December 1, 2017.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Net Sales	$31,117	$27,469
Changes in net sales:
U.S.	12%	3%
Canada	16%	6%
Other International	17%	4%
Total Company	13%	3%
Changes in comparable sales:
U.S.	10%	1%
Canada	11%	4%
Other International	10%	0%
Total Company	10%	1%
Changes in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	9%	1%
Canada	4%	5%
Other International	8%	3%
Total Company	8%	2%
Net Sales
Net sales increased $3,648 or 13% during the first quarter of 2018 compared to the first quarter of 2017. This increase was attributable to an increase in comparable sales of 10% and sales at the 23 net new warehouses opened since the end of the first quarter of 2017.
Changes in gasoline prices positively impacted net sales by approximately $396, or 144 basis points, due to a 16% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $286, or 104 basis points, primarily attributable to our Canadian operations.
Comparable Sales
Comparable sales increased 10% in the first quarter of 2018 and were positively impacted by an increase in shopping frequency and the average ticket. Comparable sales for the first quarter of 2018 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Membership Fees

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Membership fees	$692	$630
Membership fees as a percentage of net sales	2.22%	2.29%
Total paid members as of quarter end (000's)	49,900	47,900
Total cardholders as of quarter end (000's)	91,500	87,300
Membership fees increased 10% in the first quarter of 2018. This was primarily due to sign-ups at existing and new warehouses and the fee increase (discussed below). Renewal rates are 90% in the U.S. and Canada and 87% worldwide.
As previously reported, we increased our annual membership fees in certain of our Other International operations and in the U.S. and Canada. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on revenues during the first quarter of 2018 of approximately $24 and will positively impact the next several quarters relative to the same periods for the prior year. We expect these increases to positively impact revenue by approximately $175 in fiscal 2018.
Gross Margin

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Net sales	$31,117	$27,469
Less merchandise costs	27,617	24,288
Gross margin	$3,500	$3,181
Gross margin percentage	11.25%	11.58%
The gross margin of core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), decreased slightly, primarily due to decreases in fresh foods and hardlines, partially offset by an increase in softlines and food and sundries. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 33 basis points compared to the first quarter of 2017. Excluding the impact of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.39%, a decrease of 19 basis points. This decrease was primarily due to a benefit of 19 basis points received in the first quarter of 2017 for a non-recurring legal settlement. Ancillary warehouse and other businesses gross margins were higher by nine basis points, primarily due to our gasoline business partially offset by our pharmacy business.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. operations due to the non-recurring legal settlement and decreases in fresh foods and food and sundries. This was partially offset by increases in our ancillary warehouse and other businesses, primarily our gasoline business. The segment gross margin percentage in our Canadian operations increased due to our ancillary warehouse and other businesses, predominantly our gasoline business. The segment gross margin

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

percentage in our Other International operations decreased, primarily driven by food and sundries and fresh foods.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 26, 2017	November 20, 2016
SG&A expenses	$3,224	$2,940
SG&A expenses as a percentage of net sales	10.36%	10.70%
SG&A expenses as a percentage of net sales decreased 34 basis points compared to the first quarter of 2017. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.50%, a decrease of 20 basis points. Warehouse and central operating costs decreased 12 and seven basis points, respectively, due to leveraging increased sales. Stock compensation expense decreased by one basis point.
Preopening Expense

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Preopening expenses	$17	$22
Warehouse openings, including relocations
United States	6	6
Canada	1	3
Other International	0	0
Total warehouse openings, including relocations	7	9

Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2018, we expect to open 19 to 24 additional warehouses, including four relocations, compared to 19 warehouses, including one relocation, opened in the remainder of fiscal 2017.
Interest Expense

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Interest expense	$37	$29
Interest expense is primarily related to Senior Notes issued by the Company. In May 2017, we issued $3,800 in aggregate principal amount of Senior Notes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Interest Income and Other, Net

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Interest income	$13	$8
Foreign-currency transaction gains, net	4	13
Other, net	5	5
Interest income and other, net	$22	$26

Foreign-currency transaction gains, net, include the revaluation or settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Provision for income taxes	$285	$291
Effective tax rate	30.4%	34.4%
The effective tax rate for the first quarter of 2018 was favorably impacted by the adoption of an accounting standard related to stock-based compensation of $41. Excluding this benefit, the tax rate was 34.8% for the first quarter of 2018. See Recently Adopted Accounting Pronouncements in Part I, Item 1, Note 1 of this Report.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 26, 2017	November 20, 2016
Net cash provided by operating activities	$2,006	$2,793
Net cash used in investing activities	(785)	(655)
Net cash used in financing activities	(58)	(660)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $6,885 and $5,779 at November 26, 2017, and September 3, 2017, respectively. Of these balances, approximately $1,363 and $1,255 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.
We have not provided for U.S. deferred taxes on cumulative undistributed earnings of certain non-U.S. consolidated subsidiaries, including a portion of the undistributed earnings of our Canadian operations, because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings if repatriated would not result in an adverse tax consequence. We have historically asserted that certain non-U.S. undistributed earnings will be permanently reinvested, and we may repatriate them to the extent we can do so without an adverse tax consequence. If we determine that such earnings are no longer indefinitely reinvested, deferred taxes, to the extent required and applicable, are recorded at that time. During the first quarter of 2018, we repatriated a portion of our undistributed earnings in our Canadian operations without adverse tax consequences.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements, and we have no current plans to repatriate for use in the U.S. cash and cash equivalents and short-term investments held by non-U.S. consolidated subsidiaries whose earnings are considered indefinitely reinvested. Cash and cash equivalents and short-term investments held at these subsidiaries and considered to be indefinitely reinvested totaled $1,885 at November 26, 2017.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2,006 in the first quarter of 2018, compared to $2,793 in the first quarter of 2017. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits, and utilities), as well as payments for income taxes. The decrease in net cash provided by operating activities was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016 in advance of implementing our modernized accounting system at the beginning of fiscal 2017, which had a positive impact on cash flows from operating activities in the first quarter of 2017. Excluding the impact of these accelerated vendor payments, net cash provided by operating activities increased, due to a decrease in our net investment in merchandise inventories (change in merchandise inventories less accounts payable).
Cash Flows from Investing Activities
Net cash used in investing activities totaled $785 in the first quarter of 2018 compared to $655 in the first quarter of 2017. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes maturities and purchases of short-term investments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Capital Expenditure Plans
We opened seven new warehouses including two relocations in the first quarter of 2018 and plan to open 19 to 24 additional new warehouses, including four relocations, for the remainder of fiscal 2018. These include four warehouses in our Other International operations. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, information systems, and working capital. In the first quarter of 2018, we spent approximately $820, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2018. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $58 in the first quarter of 2018 compared to $660 in the first quarter of 2017. Cash flow used in financing activities primarily related to the payment of withholding taxes on stock-based awards and repurchases of common stock. For the first quarter of 2018, these amounts were offset by an increase in bank checks outstanding, which represents the excess of outstanding checks over cash on deposit at the banks on which our checks are drawn. This increase was largely due the timing of payments in the last week of our first quarter.
Stock Repurchase Programs
During the first quarter of 2018 and 2017, we repurchased 734,000 and 809,000 shares of common stock, at an average price of $162.51 and $151.00, totaling approximately $119 and $122, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The amount available for stock repurchases under our approved plan was $2,630 at November 26, 2017. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.50 per share. On October 30, 2017, our Board of Directors declared a quarterly dividend of $0.50 per share payable to shareholders of record on November 17, 2017. The dividend was paid on December 1, 2017.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 26, 2017, we had borrowing capacity under these facilities of $843, of which $349 was maintained by our international operations. Of the $349, $164 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2018 or at the end of 2017.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $204. The outstanding commitments under these facilities at the end of the first quarter of 2018 totaled $127, mostly for standby letters of credit or letters of guarantee with expiration dates within one year. The bank credit facilities have various expiration dates, all within one year, and we generally intend to renew these facilities prior to their expiration. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Contractual Obligations

As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 3, 2017. There have been no material changes to the critical accounting policies previously disclosed in that Report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 3, 2017.
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
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended September 3, 2017. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2018 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 4, 2017 - October 1, 2017	255,000	$161.04	255,000	$2,708
October 2, 2017 - October 29, 2017	280,000	160.13	280,000	2,663
October 30, 2017 - November 26, 2017	199,000	167.72	199,000	2,630
Total first quarter	734,000	$162.51	734,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		11/2/2017

10.1*	Fiscal 2018 Executive Bonus Plan		8-K		10/31/2017

10.2*	Letter dated December 18, 2017, Regarding an Extension of the Term of the Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
_____________
*Management contract, compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 20, 2017	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 20, 2017	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director