Form 10-Q
period 2018-02-18
COSTCO WHOLESALE CORP /NEW
filed 2018-03-15
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 18, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of March 7, 2018 was 438,820,272.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	February 18, 2018	September 3, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,781	$4,546
Short-term investments	1,049	1,233
Receivables, net	2,001	1,432
Merchandise inventories	10,671	9,834
Other current assets	397	272
Total current assets	18,899	17,317
PROPERTY AND EQUIPMENT
Land	6,129	5,690
Buildings and improvements	15,740	15,127
Equipment and fixtures	7,025	6,681
Construction in progress	909	843
	29,803	28,341
Less accumulated depreciation and amortization	(10,754)	(10,180)
Net property and equipment	19,049	18,161
OTHER ASSETS	755	869
TOTAL ASSETS	$38,703	$36,347
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$10,061	$9,608
Accrued salaries and benefits	2,997	2,703
Accrued member rewards	1,023	961
Deferred membership fees	1,656	1,498
Other current liabilities	3,176	2,725
Total current liabilities	18,913	17,495
LONG-TERM DEBT, excluding current portion	6,505	6,573
OTHER LIABILITIES	1,232	1,200
Total liabilities	26,650	25,268
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.01 par value; 900,000,000 shares authorized; 438,883,000 and 437,204,000 shares issued and outstanding	4	4
Additional paid-in capital	5,920	5,800
Accumulated other comprehensive loss	(897)	(1,014)
Retained earnings	6,727	5,988
Total Costco stockholders’ equity	11,754	10,778
Noncontrolling interests	299	301
Total equity	12,053	11,079
TOTAL LIABILITIES AND EQUITY	$38,703	$36,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
REVENUE
Net sales	$32,279	$29,130	$63,396	$56,599
Membership fees	716	636	1,408	1,266
Total revenue	32,995	29,766	64,804	57,865
OPERATING EXPENSES
Merchandise costs	28,733	25,927	56,350	50,215
Selling, general and administrative	3,234	2,980	6,458	5,920
Preopening expenses	12	15	29	37
Operating income	1,016	844	1,967	1,693
OTHER INCOME (EXPENSE)
Interest expense	(37)	(31)	(74)	(60)
Interest income and other, net	7	(4)	29	22
INCOME BEFORE INCOME TAXES	986	809	1,922	1,655
Provision for income taxes	273	288	558	579
Net income including noncontrolling interests	713	521	1,364	1,076
Net income attributable to noncontrolling interests	(12)	(6)	(23)	(16)
NET INCOME ATTRIBUTABLE TO COSTCO	$701	$515	$1,341	$1,060
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.60	$1.17	$3.06	$2.42
Diluted	$1.59	$1.17	$3.04	$2.41
Shares used in calculation (000’s):
Basic	439,022	439,127	438,494	438,567
Diluted	441,568	440,657	441,201	440,568
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.45	$1.00	$0.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$713	$521	$1,364	$1,076
Foreign-currency translation adjustment and other, net	150	114	127	(231)
Comprehensive income	863	635	1,491	845
Less: Comprehensive income attributable to noncontrolling interests	22	14	33	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$841	$621	$1,458	$826

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	24 Weeks Ended
	February 18, 2018	February 12, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,364	$1,076
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	679	609
Stock-based compensation	346	322
Other non-cash operating activities, net	10	(49)
Deferred income taxes	(64)	45
Changes in operating assets and liabilities:
Merchandise inventories	(802)	(735)
Accounts payable	486	1,579
Other operating assets and liabilities, net	96	439
Net cash provided by operating activities	2,115	3,286
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(407)	(625)
Maturities and sales of short-term investments	588	734
Additions to property and equipment	(1,328)	(1,183)
Other investing activities, net	(11)	22
Net cash used in investing activities	(1,158)	(1,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(33)	(272)
Repayments of long-term debt	(58)	—
Tax withholdings on stock-based awards	(216)	(201)
Repurchases of common stock	(184)	(190)
Cash dividend payments	(220)	(198)
Other financing activities, net	(37)	36
Net cash used in financing activities	(748)	(825)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26	(44)
Net change in cash and cash equivalents	235	1,365
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,546	3,379
CASH AND CASH EQUIVALENTS END OF PERIOD	$4,781	$4,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $7 and $8 for interest capitalized in 2018 and 2017, respectively)	$78	$54
Income taxes, net	$661	$458
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$219	$198

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses and ecommerce websites based on the concept that offering its members low prices on a limited selection of nationally branded and private-label merchandise in a wide range of categories will produce high sales volumes and rapid inventory turnover. At February 18, 2018, Costco operated 747 warehouses worldwide: 519 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 98 Canada locations, 37 Mexico locations, 28 United Kingdom (U.K.) locations, 26 Japan locations, 13 Korea locations, 13 Taiwan locations, nine Australia locations, two Spain locations, one Iceland location, and one France location. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2018 is a 52-week year ending on September 2, 2018. References to the second quarters of 2018 and 2017 relate to the 12-week fiscal quarters ended February 18, 2018, and February 12, 2017, respectively. References to the first half of 2018 and 2017 relate to the twenty-four weeks ended February 18, 2018, and February 12, 2017, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results and events could differ from those estimates and assumptions.

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
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records adjustments quarterly, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at fiscal year-end, after actual inflation rates and inventory levels have been determined. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
As of February 18, 2018, and September 3, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. At February 18, 2018, and September 3, 2017, both the aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial. The aggregate notional amounts of unsettled forward foreign-exchange contracts were $737 and $637 at February 18, 2018, and September 3, 2017, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts

Note 1—Summary of Significant Accounting Policies (Continued)

are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of February 18, 2018, and September 3, 2017.
The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in the second quarter of 2018 and a net loss of $29 in the second quarter of 2017. The net changes in fair value of unsettled forward foreign-exchange contracts during the first half of 2018 and 2017 were immaterial.
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
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. The net impact of these items was immaterial in the second quarter and first half of 2018 and 2017.
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
Recent Accounting Pronouncements Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify accounting for share-based payment transactions. The guidance relates to income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2018. As a result, in the first half of 2018 the Company recognized an excess tax benefit of $33 as part of its income tax provision in the accompanying condensed consolidated statements of income. This includes the permanent reduction in the U.S. statutory corporate tax rate. Previously these amounts were reflected in equity. Additionally, these amounts are now reflected as cash flows from operations instead of cash flows from financing activities in the consolidated statements of cash flows on a prospective basis. Adoption of this guidance did not have a material impact on the consolidated balance sheets, consolidated statements of cash flows, or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. Transition is permitted either

Note 1—Summary of Significant Accounting Policies (Continued)

retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019.
While its review is continuing, based on preliminary assessments, the Company believes the guidance will accelerate recognition of cash-card breakage income to reflect the historical pattern of gift card redemption as compared to the current methodology of recognizing income when redemption is considered remote. The Company will also record, on a gross basis, a refund liability and an asset for recovery. Currently, these amounts are recorded as a net refund liability. The Company continues to evaluate various areas such as gross versus net revenue presentation for certain contracts, identification and treatment of performance obligations associated with membership offers, accounting for warranty arrangements, and its adoption methodology.
In February 2016, the FASB issued guidance on leases, which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or consolidated statements of cash flows.
Note 2—Investments
The Company's major investments have not materially changed from the annual reporting period ended September 3, 2017. The Company’s investments were as follows:

February 18, 2018:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$951	$(14)	$937
Held-to-maturity:
Certificates of deposit	112		112
Total short-term investments	$1,063	$(14)	$1,049

September 3, 2017:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$947	$0	$947
Mortgage-backed securities	1	0	1
Total available-for-sale	948	0	948
Held-to-maturity:
Certificates of deposit	285		285
Total short-term investments	$1,233	$0	$1,233
At February 18, 2018, and September 3, 2017, available-for-sale securities with continuous unrealized-loss positions were immaterial. The proceeds from sales of available-for-sale securities were immaterial during the second quarter of 2018 and $34 during the second quarter of 2017. The proceeds from sales of available-for-sale securities were $39 and $66 during the first half of 2018 and 2017, respectively. Gross realized gains

Note 2—Investments (Continued)

or losses from sales of available-for-sale securities during the second quarter and first half of 2018 and 2017 were immaterial.
The maturities of available-for-sale and held-to-maturity securities at February 18, 2018, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$188	$188	$112
Due after one year through five years	727	714	0
Due after five years	36	35	0
Total	$951	$937	$112
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

February 18, 2018:	Level 1	Level 2
Money market mutual funds(1)	$10	$0
Investment in government and agency securities	0	937
Forward foreign-exchange contracts, in asset position(2)	0	2
Forward foreign-exchange contracts, in (liability) position(2)	0	(20)
Total	$10	$919

September 3, 2017:	Level 1	Level 2
Money market mutual funds(1)	$7	$0
Investment in government and agency securities	0	947
Investment in mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(2)	0	2
Forward foreign-exchange contracts, in (liability) position(2)	0	(8)
Total	$7	$942
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the periods ended February 18, 2018, and September 3, 2017, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the second quarter or first half of 2018 or 2017.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets recorded at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the second quarter or first half of 2018 or 2017.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 18, 2018	September 3, 2017
1.70% Senior Notes due December 2019	$1,198	$1,198
1.75% Senior Notes due February 2020	499	498
2.15% Senior Notes due May 2021	995	994
2.25% Senior Notes due February 2022	497	497
2.30% Senior Notes due May 2022	794	793
2.75% Senior Notes due May 2024	991	991
3.00% Senior Notes due May 2027	986	986
Other long-term debt	667	702
Total long-term debt	6,627	6,659
Less current portion	122	86
Long-term debt, excluding current portion	$6,505	$6,573
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists primarily of promissory notes and term loans issued by the Company's Japan subsidiary and are valued primarily using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,562 and $6,753 at February 18, 2018, and September 3, 2017, respectively.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.50 per share, compared to $0.45 per share in the second quarter of 2017. On January 30, 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.50 per share, which was paid on March 2, 2018.
Stock Repurchase Programs
Stock repurchase activity during the second quarter and first half of 2018 and 2017 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Second quarter of 2018	313	$187.70	$59
First half of 2018	1,047	$170.06	$178

Second quarter of 2017	411	$159.86	$66
First half of 2017	1,220	$153.98	$188
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $2,571 at February 18, 2018. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 3, 2017	$10,778	$301	$11,079
Comprehensive income:
Net income	1,341	23	1,364
Foreign-currency translation adjustment and other, net	117	10	127
Comprehensive income	1,458	33	1,491
Stock-based compensation	348	0	348
Release of vested restricted stock units (RSUs), including tax effects	(216)	0	(216)
Repurchases of common stock	(178)	0	(178)
Cash dividends declared and other	(436)	(35)	(471)
Equity at February 18, 2018	$11,754	$299	$12,053

Note 5—Equity and Comprehensive Income (Continued)

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2016	$12,079	$253	$12,332
Comprehensive income:
Net income	1,060	16	1,076
Foreign-currency translation adjustment and other, net	(234)	3	(231)
Comprehensive income	826	19	845
Stock-based compensation	322	0	322
Release of vested RSUs, including tax effects	(164)	0	(164)
Repurchases of common stock	(188)	0	(188)
Cash dividends declared and other	(435)	0	(435)
Equity at February 12, 2017	$12,440	$272	$12,712
Note 6—Stock-Based Compensation
The Seventh Restated 2002 Stock Incentive Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for statutory taxes.
Summary of Restricted Stock Unit Activity
At February 18, 2018, 8,187,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,393,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
127,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
205,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2018, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first half of 2018:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 3, 2017	8,199	$128.15
Granted	3,722	156.19
Vested and delivered	(4,067)	129.49
Forfeited	(129)	137.36
Outstanding at February 18, 2018	7,725	$140.80
The remaining unrecognized compensation cost related to non-vested RSUs at February 18, 2018, was $914, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Stock-based compensation expense before income taxes	$112	$111	$346	$322
Less recognized income tax benefit (1)	(2)	(37)	(79)	(106)
Stock-based compensation expense, net of income taxes	$110	$74	$267	$216
 _______________

(1)	In the second quarter and first half of 2018, the income tax benefit reflects the permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%.
Note 7—Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Except for certain provisions, the 2017 Act is effective for tax years beginning on or after January 1, 2018. The Company is a fiscal-year taxpayer, so most provisions will become effective for fiscal year 2019, including limitations on the Company’s ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and

Note 7—Income Taxes (Continued)

limitations on certain business deductions. Provisions with significant impacts that are effective for the second quarter of fiscal 2018 include: a decrease in the U.S. federal income tax rate, remeasurement of certain net deferred tax liabilities, and a transition tax on deemed repatriation of certain foreign earnings. The decrease in the U.S. federal statutory income tax rate to 21% will result in a blended rate for the Company of 25.6% for fiscal 2018.
During the second quarter, the Company recorded net tax benefits of $74 related to the 2017 Tax Act, including the impact of lowering the U.S. federal corporate rate. This benefit also included discrete tax expense of $152 on deemed repatriation of foreign earnings, and $39 for the reduction in foreign tax credits and other immaterial items, largely offset by a tax benefit of $165 for the provisional remeasurement of U.S. deferred tax liabilities, which results from the application of the lower tax rate to these liabilities. These are provisional determinations based on the Company's current interpretation of the 2017 Tax Act and estimates that it believes are reasonable. As the Company continues to evaluate the 2017 Tax Act and available data, it anticipates that adjustments may be made in future periods including the first quarter of fiscal 2019.
The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws, all of which are subject to continuing review.

Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Net income available to common stockholders used in basic and diluted net income per common share	$701	$515	$1,341	$1,060
Weighted average number of common shares used in basic net income per common share	439,022	439,127	438,494	438,567
RSUs and other	2,546	1,530	2,707	2,001
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,568	440,657	441,201	440,568
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

Note 9—Commitments and Contingencies (Continued)

In November 2016 and September 2017, the Company received notices of violation from the Connecticut Department of Energy and Environmental Protection regarding hazardous waste practices at its Connecticut warehouses, primarily concerning unsalable pharmaceuticals. The Company is seeking to cooperate concerning the resolution of these notices.
The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter.
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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended February 18, 2018
Total revenue	$23,687	$4,745	$4,563	$32,995
Operating income	603	206	207	1,016
Depreciation and amortization	262	31	51	344
Additions to property and equipment	375	39	94	508
Twelve Weeks Ended February 12, 2017
Total revenue	$21,764	$4,229	$3,773	$29,766
Operating income	520	180	144	844
Depreciation and amortization	241	27	44	312
Additions to property and equipment	358	56	102	516
Twenty-four Weeks Ended February 18, 2018
Total revenue	$46,500	$9,516	$8,788	$64,804
Operating income	1,136	442	389	1,967
Depreciation and amortization	514	63	102	679
Additions to property and equipment	855	114	359	1,328
Net property and equipment	12,690	1,852	4,507	19,049
Total assets	26,417	3,825	8,461	38,703

Note 10—Segment Reporting (Continued)

	United States Operations	Canadian Operations	Other International Operations	Total
Twenty-four Weeks Ended February 12, 2017
Total revenue	$42,141	$8,328	$7,396	$57,865
Operating income	1,026	371	296	1,693
Depreciation and amortization	467	53	89	609
Additions to property and equipment	784	166	233	1,183
Net property and equipment	12,040	1,688	3,614	17,342
Total assets	24,735	3,926	6,969	35,630
Year Ended September 3, 2017
Total revenue	$93,889	$18,775	$16,361	$129,025
Operating income	2,644	841	626	4,111
Depreciation and amortization	1,044	124	202	1,370
Additions to property and equipment	1,714	277	511	2,502
Net property and equipment	12,339	1,820	4,002	18,161
Total assets	24,068	4,471	7,808	36,347

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
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items, and through our online offerings.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2018 and 2017 relate to the 12-week fiscal quarters ended February 18, 2018, and February 12, 2017, respectively. References to the first half of 2018 and 2017 relate to the twenty-four weeks ended February 18, 2018, and February 12, 2017, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the second quarter of 2018 as compared to the second quarter of 2017 include:

•	Net sales increased 11% to $32,279, driven by an increase in comparable sales of 8% and sales at new warehouses opened since the end of the second quarter of fiscal 2017;

•	Membership fee revenue increased 13% to $716, primarily due to the fee increase and to sign-ups at existing and new warehouses;

•	Gross margin percentage decreased two basis points, primarily from the impact of gasoline price inflation on net sales;

•	SG&A expenses as a percentage of net sales decreased 21 basis points, due to the impact of gasoline price inflation and leveraging increased net sales;

•
Net income increased 36% to $701, or $1.59 per diluted share, compared to $515, or $1.17 per diluted share in 2017. The second quarter of 2018 was positively impacted by a net $74 tax benefit, or $0.17 per diluted share, due to the new U.S. tax law; and

•	On January 30, 2018, our Board of Directors declared a quarterly cash dividend of $0.50, which was paid on March 2, 2018.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Net Sales	$32,279	$29,130	$63,396	$56,599
Changes in net sales:
U.S.	9%	5%	10%	4%
Canada	12%	12%	14%	9%
Other International	21%	1%	19%	3%
Total Company	11%	6%	12%	4%
Changes in comparable sales:
U.S.	7%	3%	9%	2%
Canada	9%	8%	10%	6%
Other International	16%	(2)%	13%	(1)%
Total Company	8%	3%	9%	2%
Changes in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	6%	3%	7%	2%
Canada	2%	2%	3%	3%
Other International	7%	3%	8%	3%
Total Company	5%	3%	7%	2%
Net Sales
Net sales increased $3,149 or 11%, and $6,797 or 12% during the second quarter and first half of 2018, respectively, compared to the second quarter and first half of 2017. This increase was attributable to an increase in comparable sales of 8% and 9% in the second quarter and first half of 2018, respectively, and sales at the 20 net new warehouses opened since the end of the second quarter of 2017.

During the second quarter of 2018, changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $553, or 190 basis points, compared to the second quarter of 2017, attributable to our Canadian and Other International operations. Changes in gasoline prices positively impacted net sales by approximately $384, or 132 basis points, due to a 15% increase in the average sales price per gallon.

During the first half of 2018, changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $844, or 149 basis points, compared to the first half of 2017, attributable to our Canadian and Other International operations. Changes in gasoline prices positively impacted net sales by approximately $780, or 138 basis points, due to a 16% increase in the average sales price per gallon.
Comparable Sales
Comparable sales increased 8% and 9% in the second quarter and first half of 2018, respectively, and were positively impacted by increases in shopping frequency and average ticket. Comparable sales for the second

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

quarter and first half of 2018 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Membership fees	$716	$636	$1,408	$1,266
Membership fees as a percentage of net sales	2.22%	2.18%	2.22%	2.24%
Total paid members as of quarter end (000's)	50,400	48,300	—	—
Total cardholders as of quarter end (000's)	92,200	88,100	—	—
Membership fees increased 13% and 11% in the second quarter and first half of 2018, respectively. This was primarily due to the fee increase (discussed below) and sign-ups at existing and new warehouses. Renewal rates are 90% in the U.S. and Canada and 87% worldwide.
As previously reported, in fiscal 2017 we increased our annual membership fees in certain of our Other International operations and in the U.S. and Canada. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on revenues during the second quarter and first half 2018 of approximately $37 and $61 respectively, and will positively impact the next several quarters totaling approximately $175 in fiscal 2018.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Net sales	$32,279	$29,130	$63,396	$56,599
Less merchandise costs	28,733	25,927	56,350	50,215
Gross margin	$3,546	$3,203	$7,046	$6,384
Gross margin percentage	10.98%	11.00%	11.11%	11.28%
Quarterly Results
The gross margin of core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 14 basis points across all core merchandise categories, except softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased two basis points compared to the second quarter of 2017. Excluding the impact of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.11%, an increase of 11 basis points. This increase was primarily due to higher warehouse ancillary and other businesses margin of 25 basis points, predominantly driven by higher gasoline margins. Our core merchandise categories decreased eight basis points, primarily driven by softlines and hardlines as a result of decreased sales penetration. Gross margin percentage was also negatively impacted by incremental costs related to our new centralized return centers.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. and Canadian operations, primarily due to higher gross margins in our warehouse ancillary and other

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

businesses, predominantly our gasoline business. The segment gross margin percentage in our Other International operations increased primarily in our core merchandise categories and gasoline business.
Year-to-date Results

The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased five basis points. This was attributable to increases across all core merchandise categories except fresh foods.

Total gross margin percentage decreased 17 basis points compared to the first half of 2017. Excluding the impact of changes in gasoline prices on net sales, gross margin as a percentage of adjusted net sales was 11.25%, a decrease of three basis points from the first half of 2017. This was primarily due to a decrease of nine basis points due to a non-recurring legal settlement in the first quarter of 2017 and a decrease of four basis points in all of our core merchandise categories, except hardlines. Gross margin percentage was also negatively impacted by incremental costs related to our new centralized return centers. These decreases were partially offset by a increase in our warehouse ancillary and other businesses of 18 basis points, primarily due to our gasoline business.

The segment gross margin percentage decreased in our U.S. operations, predominantly due to all our core merchandise categories and the non-recurring legal settlement in 2017 mentioned above. These were partially offset by an increase in our warehouse ancillary and other businesses, predominantly our gasoline business. The segment gross margin percentage in our Canadian operations increased due to our warehouse ancillary and other businesses, primarily our gasoline and pharmacy businesses. This increase was partially offset by a decrease in our core merchandise categories, primarily food and sundries. The segment gross margin percentage in our Other International operations was flat compared to the first half of 2017.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
SG&A expenses	$3,234	$2,980	$6,458	$5,920
SG&A expenses as a percentage of net sales	10.02%	10.23%	10.19%	10.46%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 21 basis points compared to the second quarter of 2017. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.14%, a decrease of nine basis points. Warehouse operating costs decreased eight basis points, predominantly in our U.S. and Other International operations, due to leveraging increased sales. Stock compensation expense also decreased by three basis points. These were partially offset by higher central operating expenses of two basis points.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 27 basis points compared to the first half of 2017. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.31%, a decrease of 15 basis points. Warehouse and central operating costs decreased 11 basis points and two basis points, respectively, due to leveraging increased sales. Stock compensation expense decreased by two basis points.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Preopening expenses	$12	$15	$29	$37
Warehouse openings, including relocations
United States	1	2	7	8
Canada	0	0	1	3
Other International	0	2	0	2
Total warehouse openings, including relocations	1	4	8	13

Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, development of new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2018, we expect to open 18 to 20 additional warehouses, including three relocations, compared to 15 warehouses, including one relocation, opened in the remainder of fiscal 2017.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Interest expense	$37	$31	$74	$60
Interest expense is primarily related to Senior Notes issued by the Company. In May 2017, we issued $3,800 in aggregate principal amount of Senior Notes. Also, in March and June of 2017, we repaid $2,200 in total outstanding principal of the 5.5% and 1.125% Senior Notes, respectively.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Interest income	$16	$11	$29	$19
Foreign-currency transaction losses, net	(14)	(20)	(10)	(7)
Other, net	5	5	10	10
Interest income and other, net	$7	$(4)	$29	$22

Foreign-currency transaction losses, net, include the revaluation or settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 18, 2018	February 12, 2017	February 18, 2018	February 12, 2017
Provision for income taxes	$273	$288	$558	$579
Effective tax rate	27.7%	35.6%	29.0%	35.0%
The effective tax rate for the second quarter of 2018 was 27.7%, favorably impacted by net income tax benefits of $74 as a result of the Tax Cuts and Jobs Act (the "2017 Tax Act"). This benefit is primarily due to the U.S. federal corporate rate declining from 35% to 21%. Due to the timing of our fiscal year relative to the effective date of the rate change, our U.S. federal corporate rate for fiscal 2018 is expected to be approximately 25.6%. Additionally, we recorded discrete tax expense of $152 for the estimated tax on deemed repatriation of foreign earnings, and $39 for the reduction in foreign tax credits and other immaterial items. This expense was largely offset by a benefit of $165 for the provisional remeasurement of certain deferred tax liabilities. See Part I, Item 1, Note 7 of this Report for additional information.
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws, all of which are subject to continuing review.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 18, 2018	February 12, 2017
Net cash provided by operating activities	$2,115	$3,286
Net cash used in investing activities	(1,158)	(1,052)
Net cash used in financing activities	(748)	(825)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $5,830 and $5,779 at February 18, 2018, and September 3, 2017, respectively. Of these balances, approximately $1,129 and $1,255 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.

Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. While we believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements, beginning in the second quarter of fiscal 2018, we no longer consider current fiscal year and future earnings of our non-U.S. consolidated subsidiaries to be permanently reinvested. We have recorded the estimated incremental foreign withholding (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. We consider undistributed earnings of non-U.S. consolidated subsidiaries prior to fiscal 2018 to be indefinitely reinvested.

In December 2017, the 2017 Tax Act was signed into law. We recorded in the second quarter of 2018 a charge of $152 for the estimated tax on deemed repatriation of unremitted earnings. The 2017 Tax Act provides for the payment of the tax over an eight year period. Because of the availability of foreign tax credits, the amount payable is $105, of which $88 was included in other liabilities on our condensed consolidated balance sheet for the period ended February 18, 2018.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2,115 in the first half of 2018, compared to $3,286 in the first half of 2017. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits, and utilities), as well as payments for income taxes. The decrease in net cash provided by operating activities was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, which positively impacted cash flows in the first half of 2017.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $1,158 in the first half of 2018 compared to $1,052 in the first half of 2017. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened eight new warehouses including two relocations in the first half of 2018 and plan to open 18 to 20 additional new warehouses, including three relocations, for the remainder of fiscal 2018. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, information systems, manufacturing and distribution facilities, and working capital. In the first half of 2018, we spent approximately $1,328, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2018. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $748 in the first half of 2018 compared to $825 in the first half of 2017. Cash flow used in financing activities primarily related to the payment of cash dividends, withholding taxes on stock-based awards, and repurchases of common stock.
Stock Repurchase Programs
During the first half of 2018 and 2017, we repurchased 1,047,000 and 1,220,000 shares of common stock, at an average price of $170.06 and $153.98, totaling approximately $178 and $188, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The amount available for stock repurchases under our approved plan was $2,571 at February 18, 2018. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.50 per share. On January 30, 2018, our Board of Directors declared a quarterly dividend of $0.50 per share payable to shareholders of record on February 16, 2018. The dividend was paid on March 2, 2018.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 18, 2018, we had borrowing capacity under these facilities of $875, of which $363 was maintained by our international operations. Of the $363, $170 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2018 or at the end of 2017.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $228. Outstanding commitments under these facilities at the end of the second quarter of 2018 totaled $154, mostly for standby letters of credit with expiration dates within one year. The facilities have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under the facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2018 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 27, 2017 - December 24, 2017	116,000	$184.82	116,000	$2,609
December 25, 2017 - January 21, 2018	90,000	188.82	90,000	2,592
January 22, 2018 - February 18, 2018	107,000	189.87	107,000	2,571
Total second quarter	313,000	$187.70	313,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of the registrant		8-K		11/2/2017

10.1*	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
_____________
*Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 14, 2018	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 14, 2018	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director