Form 10-Q
period 2018-05-13
COSTCO WHOLESALE CORP /NEW
filed 2018-06-07
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 13, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of May 30, 2018 was 438,541,544.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 13, 2018	September 3, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,877	$4,546
Short-term investments	1,167	1,233
Receivables, net	1,593	1,432
Merchandise inventories	10,626	9,834
Other current assets	430	272
Total current assets	19,693	17,317
PROPERTY AND EQUIPMENT
Land	6,093	5,690
Buildings and improvements	15,786	15,127
Equipment and fixtures	7,161	6,681
Construction in progress	1,070	843
	30,110	28,341
Less accumulated depreciation and amortization	(10,932)	(10,180)
Net property and equipment	19,178	18,161
OTHER ASSETS	734	869
TOTAL ASSETS	$39,605	$36,347
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$10,705	$9,608
Accrued salaries and benefits	2,697	2,703
Accrued member rewards	1,041	961
Deferred membership fees	1,679	1,498
Other current liabilities	3,289	2,725
Total current liabilities	19,411	17,495
LONG-TERM DEBT, excluding current portion	6,492	6,573
OTHER LIABILITIES	1,255	1,200
Total liabilities	27,158	25,268
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $.01 par value; 900,000,000 shares authorized; 438,602,000 and 437,204,000 shares issued and outstanding	4	4
Additional paid-in capital	6,001	5,800
Accumulated other comprehensive loss	(1,038)	(1,014)
Retained earnings	7,176	5,988
Total Costco stockholders’ equity	12,143	10,778
Noncontrolling interests	304	301
Total equity	12,447	11,079
TOTAL LIABILITIES AND EQUITY	$39,605	$36,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
REVENUE
Net sales	$31,624	$28,216	$95,020	$84,815
Membership fees	737	644	2,145	1,910
Total revenue	32,361	28,860	97,165	86,725
OPERATING EXPENSES
Merchandise costs	28,131	24,970	84,481	75,185
Selling, general and administrative	3,155	2,907	9,613	8,827
Preopening expenses	8	15	37	52
Operating income	1,067	968	3,034	2,661
OTHER INCOME (EXPENSE)
Interest expense	(37)	(21)	(111)	(81)
Interest income and other, net	41	18	70	40
INCOME BEFORE INCOME TAXES	1,071	965	2,993	2,620
Provision for income taxes	309	259	867	838
Net income including noncontrolling interests	762	706	2,126	1,782
Net income attributable to noncontrolling interests	(12)	(6)	(35)	(22)
NET INCOME ATTRIBUTABLE TO COSTCO	$750	$700	$2,091	$1,760
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.71	$1.59	$4.77	$4.01
Diluted	$1.70	$1.59	$4.74	$3.99
Shares used in calculation (000’s):
Basic	438,740	438,817	438,576	438,650
Diluted	441,715	441,056	441,383	440,745
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.57	$7.50	$1.57	$8.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$762	$706	$2,126	$1,782
Foreign-currency translation adjustment and other, net	(149)	21	(22)	(210)
Comprehensive income	613	727	2,104	1,572
Less: Comprehensive income attributable to noncontrolling interests	4	15	37	34
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$609	$712	$2,067	$1,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 13, 2018	May 7, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,126	$1,782
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,006	929
Stock-based compensation	431	404
Other non-cash operating activities, net	(3)	(66)
Deferred income taxes	(21)	47
Changes in operating assets and liabilities:
Merchandise inventories	(828)	(952)
Accounts payable	1,160	2,234
Other operating assets and liabilities, net	349	514
Net cash provided by operating activities	4,220	4,892
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(679)	(901)
Maturities and sales of short-term investments	743	1,046
Additions to property and equipment	(1,913)	(1,723)
Other investing activities, net	(3)	28
Net cash used in investing activities	(1,852)	(1,550)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	(23)	(243)
Repayments of long-term debt	(58)	(1,100)
Tax withholdings on stock-based awards	(217)	(202)
Repurchases of common stock	(238)	(236)
Cash dividend payments	(439)	(396)
Other financing activities, net	(39)	36
Net cash used in financing activities	(1,014)	(2,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	(42)
Net change in cash and cash equivalents	1,331	1,159
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,546	3,379
CASH AND CASH EQUIVALENTS END OF PERIOD	$5,877	$4,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest (reduced by $11 and $12 for interest capitalized in 2018 and 2017, respectively)	$81	$99
Income taxes, net	$779	$529
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$250	$3,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses and e-commerce websites based on the concept that offering its members low prices on a limited selection of nationally branded and private-label merchandise in a wide range of categories will produce high sales volumes and rapid inventory turnover. At May 13, 2018, Costco operated 749 warehouses worldwide: 519 United States (U.S.) locations (in 44 states, Washington, D.C., and Puerto Rico), 98 Canada locations, 38 Mexico locations, 28 United Kingdom (U.K.) locations, 26 Japan locations, 14 Korea locations, 13 Taiwan locations, nine Australia locations, two Spain locations, one Iceland location, and one France location. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. During the first quarter of 2018, Costco purchased its former joint venture partner's remaining equity interest in its Korean operations. Unless otherwise noted, references to net income relate to net income attributable to Costco.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2018 is a 52-week year ending on September 2, 2018. References to the third quarters of 2018 and 2017 relate to the 12-week fiscal quarters ended May 13, 2018, and May 7, 2017, respectively. References to the first thirty-six weeks of 2018 and 2017 relate to the thirty-six weeks ended May 13, 2018, and May 7, 2017, respectively.
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
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities include the Company's long-term debt, which are recorded on the balance sheet at issuance price and adjusted for unamortized discounts or premiums and debt issuance costs, which are amortized to interest expense over the term of the loan. There have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company's 2017 Form 10-K.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records adjustments quarterly, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted at fiscal year-end, after actual inflation rates and inventory levels have been determined. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
As of May 13, 2018, and September 3, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries, whose functional currency is not the U.S. dollar. These contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. At May 13, 2018, and September 3, 2017, the aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial. The aggregate notional amounts of unsettled forward foreign-exchange contracts were $663 and $637 at May 13, 2018, and September 3, 2017, respectively. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance that this practice is effective. The contracts are limited to less than one year in duration. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts as of May 13, 2018, and September 3, 2017.

Note 1—Summary of Significant Accounting Policies (Continued)

The unrealized gains or losses recognized in interest income and other, net in the accompanying condensed consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts was a net gain of $24 in the third quarter of 2018 and immaterial in the third quarter of 2017. The net changes in fair value of unsettled forward foreign-exchange contracts during the first thirty-six weeks of 2018 and 2017 were immaterial.
The Company is exposed to fluctuations in prices for the energy it consumes, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts on an index basis for some purchases of natural gas and fuel for its gas stations. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.
Foreign Currency
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying condensed consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. The net changes related to these items were immaterial in the third quarter and first thirty-six weeks of 2018 and 2017.
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
Recent Accounting Pronouncements Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify accounting for share-based payment transactions. The guidance relates to income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2018. As a result, in the first thirty-six weeks of 2018 the Company recognized an excess tax benefit of $33 as part of its income tax provision in the accompanying condensed consolidated statements of income. Previously these amounts were reflected in equity. Additionally, these amounts are now reflected as cash flows from operations instead of cash flows from financing activities in the consolidated statements of cash flows on a prospective basis. Adoption of this guidance did not have a material impact on the consolidated balance sheets, consolidated statements of cash flows, or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2019, using the modified retrospective approach through a cumulative effect adjustment to retained earnings.

Note 1—Summary of Significant Accounting Policies (Continued)

The Company has substantially completed its assessment of the new standard and it does not believe the impacts to be material to the Company's consolidated financial statements. The Company continues to evaluate the disclosure requirements related to the new standard.
In February 2016, the FASB issued guidance on leases, which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or consolidated statements of cash flows.
Note 2—Investments
The Company's investments were as follows:

May 13, 2018:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$914	$(17)	$897
Held-to-maturity:
Certificates of deposit	270		270
Total short-term investments	$1,184	$(17)	$1,167

September 3, 2017:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$947	$0	$947
Mortgage-backed securities	1	0	1
Total available-for-sale	948	0	948
Held-to-maturity:
Certificates of deposit	285		285
Total short-term investments	$1,233	$0	$1,233
At May 13, 2018, and September 3, 2017, available-for-sale securities with continuous unrealized-loss positions were immaterial. There were no sales of available-for-sale securities during the third quarter of 2018. Proceeds from sales of available-for-sale securities were $121 during the third quarter of 2017. Proceeds from sales of available-for-sale securities were $39 and $187 during the first thirty-six weeks of 2018 and 2017, respectively. Gross unrealized and realized gains or losses for the quarter and first thirty-six weeks of 2018 and 2017 were immaterial.

Note 2—Investments (Continued)

The maturities of available-for-sale and held-to-maturity securities at May 13, 2018, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$207	$206	$270
Due after one year through five years	687	672	0
Due after five years	20	19	0
Total	$914	$897	$270
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

May 13, 2018:	Level 1	Level 2
Money market mutual funds(1)	$8	$0
Investment in government and agency securities(2)	0	907
Forward foreign-exchange contracts, in asset position(3)	0	10
Forward foreign-exchange contracts, in (liability) position(3)	0	(3)
Total	$8	$914

September 3, 2017:	Level 1	Level 2
Money market mutual funds(1)	$7	$0
Investment in government and agency securities(2)	0	947
Investment in mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(3)	0	2
Forward foreign-exchange contracts, in (liability) position(3)	0	(8)
Total	$7	$942
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
At May 13, 2018, $10 and $897 were included in cash and cash equivalents and short-term investments, respectively, in the accompanying condensed consolidated balance sheets. At September 3, 2017, there were no securities included in cash and cash equivalents and $947 included in short-term investments in the accompanying condensed consolidated balance sheets.

(3)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the periods ended May 13, 2018, and September 3, 2017, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the third quarter or first thirty-six weeks of 2018 or 2017.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets recorded at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the third quarter or first thirty-six weeks of 2018 or 2017.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 13, 2018	September 3, 2017
1.70% Senior Notes due December 2019	$1,198	$1,198
1.75% Senior Notes due February 2020	499	498
2.15% Senior Notes due May 2021	995	994
2.25% Senior Notes due February 2022	498	497
2.30% Senior Notes due May 2022	794	793
2.75% Senior Notes due May 2024	992	991
3.00% Senior Notes due May 2027	986	986
Other long-term debt	649	702
Total long-term debt	6,611	6,659
Less current portion	119	86
Long-term debt, excluding current portion	$6,492	$6,573
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists primarily of promissory notes and term loans issued by the Company's Japan subsidiary and are valued primarily using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,493 and $6,753 at May 13, 2018, and September 3, 2017, respectively.
Note 5—Equity and Comprehensive Income
Dividends
The Company’s current quarterly dividend rate is $0.57 per share, compared to $0.50 per share in the third quarter of 2017. On April 24, 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.57 per share, which was paid on May 25, 2018.
Stock Repurchase Programs
Stock repurchase activity during the third quarter and first thirty-six weeks of 2018 and 2017 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Third quarter of 2018	290	$189.66	$55
First thirty-six weeks of 2018	1,337	$174.30	$233

Third quarter of 2017	266	$168.09	$45
First thirty-six of 2017	1,486	$156.51	$233
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $2,516 at May 13, 2018. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 5—Equity and Comprehensive Income (Continued)

Components of Equity and Comprehensive Income
The following tables show the changes in equity attributable to Costco and the noncontrolling interests of consolidated subsidiaries:

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at September 3, 2017	$10,778	$301	$11,079
Comprehensive income:
Net income	2,091	35	2,126
Foreign-currency translation adjustment and other, net	(24)	2	(22)
Comprehensive income	2,067	37	2,104
Stock-based compensation	434	0	434
Release of vested restricted stock units (RSUs), including tax effects	(217)	0	(217)
Repurchases of common stock	(233)	0	(233)
Cash dividends declared and other	(686)	(34)	(720)
Equity at May 13, 2018	$12,143	$304	$12,447

	Attributable to Costco	Noncontrolling Interests	Total Equity
Equity at August 28, 2016	$12,079	$253	$12,332
Comprehensive income:
Net income	1,760	22	1,782
Foreign-currency translation adjustment and other, net	(222)	12	(210)
Comprehensive income	1,538	34	1,572
Stock-based compensation	404	0	404
Release of vested RSUs, including tax effects	(165)	0	(165)
Repurchases of common stock	(233)	0	(233)
Cash dividends declared and other	(3,725)	0	(3,725)
Equity at May 7, 2017	$9,898	$287	$10,185
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

Note 6—Stock-Based Compensation (Continued)

Summary of Restricted Stock Unit Activity
At May 13, 2018, 8,262,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	7,305,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
127,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
205,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2018, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company has recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2018:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 3, 2017	8,199	$128.15
Granted	3,722	156.19
Vested and delivered	(4,080)	129.49
Forfeited	(204)	138.42
Outstanding at May 13, 2018	7,637	$140.83
The remaining unrecognized compensation cost related to non-vested RSUs at May 13, 2018, was $819, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Stock-based compensation expense before income taxes	$85	$82	$431	$404
Less recognized income tax benefit (1)	(19)	(26)	(98)	(132)
Stock-based compensation expense, net of income taxes	$66	$56	$333	$272
 _______________

(1)	For 2018, the tax benefit reflects the reduction in the U.S. federal statutory income tax rate from 35% to 21%.

Note 7—Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Except for certain provisions, the 2017 Tax Act is effective for tax years beginning on or after January 1, 2018. The Company is a fiscal-year taxpayer, so most provisions will become effective for fiscal 2019, including limitations on the Company’s ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and limitations on certain business deductions. Provisions with significant impacts that were effective starting in the second quarter of fiscal 2018 and throughout the remainder of fiscal 2018 include: a decrease in the U.S. federal income tax rate, remeasurement of certain net deferred tax liabilities, and a transition tax on deemed repatriation of certain foreign earnings. The decrease in the U.S. federal statutory income tax rate to 21% will result in a blended rate for the Company of 25.6% for fiscal 2018.
During the first thirty-six weeks of 2018, the Company recognized net tax benefits of $131 related to the 2017 Tax Act, including the impact of lowering the U.S. federal corporate rate. This benefit also included discrete tax expense of $142 for the estimated tax on deemed repatriation of foreign earnings, and $43 for the reduction in foreign tax credits and other immaterial items, largely offset by a tax benefit of $160 for the provisional remeasurement of certain deferred tax liabilities. These items were predominantly recorded in the second quarter as provisional amounts to reflect the Company's current interpretations and estimates that it believes are reasonable. As the Company continues to evaluate the 2017 Tax Act and available data, it anticipates that adjustments may be made in future periods up to and including the first quarter of fiscal 2019.
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

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Net income attributable to Costco	$750	$700	$2,091	$1,760
Weighted average number of common shares used in basic net income per common share	438,740	438,817	438,576	438,650
RSUs and other	2,975	2,239	2,807	2,095
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,715	441,056	441,383	440,745
Note 9—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded an immaterial accrual with respect to one matter described below, in addition to

Note 9—Commitments and Contingencies (Continued)

other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters and exit attendants in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The plaintiff has since indicated that exit attendants are no longer a subject of the litigation.
On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. The Company is seeking to cooperate with the request. The Ministry has indicated it has reason to believe the Company received payments in violation of these laws.

In December 2017, the United States Judicial Panel on Multidistrict Litigation ordered consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes and third-party payors concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal court cases that name the Company, including actions filed by several counties and cities in Michigan, a city in New Jersey, and a third-party payor in Ohio. Similar cases that name the Company have been filed in state courts in New Jersey and Oklahoma. The Company is defending all of these matters.
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

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended May 13, 2018
Total revenue	$23,475	$4,647	$4,239	$32,361
Operating income	682	210	175	1,067
Depreciation and amortization	242	31	54	327
Additions to property and equipment	468	42	75	585
Twelve Weeks Ended May 7, 2017
Total revenue	$21,172	$4,069	$3,619	$28,860
Operating income	654	172	142	968
Depreciation and amortization	245	28	47	320
Additions to property and equipment	363	40	137	540
Thirty-six Weeks Ended May 13, 2018
Total revenue	$69,975	$14,163	$13,027	$97,165
Operating income	1,818	652	564	3,034
Depreciation and amortization	756	94	156	1,006
Additions to property and equipment	1,323	156	434	1,913
Net property and equipment	12,924	1,829	4,425	19,178
Total assets	27,062	4,248	8,295	39,605
Thirty-six Weeks Ended May 7, 2017
Total revenue	$63,313	$12,397	$11,015	$86,725
Operating income	1,680	543	438	2,661
Depreciation and amortization	712	81	136	929
Additions to property and equipment	1,147	206	370	1,723
Net property and equipment	12,139	1,612	3,784	17,535
Total assets	24,356	4,014	7,261	35,631
Year Ended September 3, 2017
Total revenue	$93,889	$18,775	$16,361	$129,025
Operating income	2,644	841	626	4,111
Depreciation and amortization	1,044	124	202	1,370
Additions to property and equipment	1,714	277	511	2,502
Net property and equipment	12,339	1,820	4,002	18,161
Total assets	24,068	4,471	7,808	36,347

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, increases in comparable warehouse sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions (including tariffs), and other risks identified from time to time in our public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2017 Annual Report on Form 10-K, previously filed with the SEC.
OVERVIEW
We operate membership warehouses and e-commerce websites based on the concept that offering our members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers.
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
Our philosophy is to provide our members with quality goods and services at the most competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members, but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. We do not operate our lower-margin gasoline business in Korea and France.
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
Our membership format is an integral part of our business model and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Paid membership growth is adversely impacted when warehouse openings occur in existing markets.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2018 and 2017 relate to the 12-week fiscal quarters ended May 13, 2018, and May 7, 2017, respectively. References to the first thirty-six weeks of 2018 and 2017 relate to the first thirty-six weeks ended May 13, 2018, and May 7, 2017, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the third quarter of 2018 as compared to the third quarter of 2017 include:

•	Net sales increased 12% to $31,624, driven by an increase in comparable sales of 10% and sales at 20 net new warehouses opened since the end of the third quarter of fiscal 2017;

•	Membership fee revenue increased 14% to $737, primarily due to the fee increase and sign-ups at existing and new warehouses;

•
Gross margin percentage decreased 46 basis points, due to the impact of gasoline price inflation on net sales, a shift in sales penetration to certain lower margin warehouse ancillary businesses from our core merchandise categories, and lower gross margin in our core merchandise categories;

•	SG&A expenses as a percentage of net sales decreased 32 basis points, due to the impact of gasoline price inflation and leveraging increased net sales;

•
Net income increased 7% to $750, or $1.70 per diluted share, compared to $700, or $1.59 per diluted share in 2017. The prior year results were positively impacted by an $82 tax benefit, or $0.19 per diluted share;

•	On April 24, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share, an increase from $0.50 per share, which was paid on May 25, 2018; and

•
Subsequent to the end of the quarter, we announced that effective in June 2018, a portion of the savings generated from the Tax Cuts and Jobs Act (the “2017 Tax Act”) will be used to benefit the majority of our U.S. hourly employees by increasing their wages. The estimated annualized pre-tax cost of these increases is approximately $110-$120.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Net Sales	$31,624	$28,216	$95,020	$84,815
Changes in net sales:
U.S.	11%	8%	11%	5%
Canada	14%	5%	14%	7%
Other International	17%	8%	18%	4%
Total Company	12%	8%	12%	6%
Changes in comparable sales:
U.S.	10%	6%	9%	3%
Canada	11%	2%	10%	5%
Other International	12%	4%	13%	0%
Total Company	10%	5%	10%	3%
Changes in comparable sales excluding the impact of changes in foreign exchange rates and gasoline prices:
U.S.	8%	5%	7%	3%
Canada	5%	3%	4%	3%
Other International	6%	6%	7%	4%
Total Company	7%	5%	7%	3%
Net Sales
Net sales increased $3,408 or 12%, and $10,205 or 12% during the third quarter and first thirty-six weeks of 2018, respectively, compared to the third quarter and first thirty-six weeks of 2017. These increases were attributable to an increase in comparable sales of 10% in the third quarter and thirty-six weeks of 2018 and sales at the 20 net new warehouses opened since the end of the third quarter of 2017.

During the third quarter of 2018, changes in gasoline prices positively impacted net sales by approximately $504, or 179 basis points, due to a 17% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $412, or 146 basis points, compared to the third quarter of 2017, attributable to our Canadian and Other International operations.

During the first thirty-six weeks of 2018, changes in gasoline prices positively impacted net sales by approximately $1,283, or 151 basis points, due to a 16% increase in the average sales price per gallon.
Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $1,254, or 148 basis points, compared to the first thirty-six weeks of 2017, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 10% in the third quarter and first thirty-six weeks of 2018 and were positively impacted by increases in shopping frequency and average ticket. Comparable sales for the third quarter and

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

first thirty-six weeks of 2018 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Membership fees	$737	$644	$2,145	$1,910
Membership fees as a percentage of net sales	2.33%	2.28%	2.26%	2.25%
Total paid members as of quarter end (000's)	50,900	48,600	—	—
Total cardholders as of quarter end (000's)	93,000	88,900	—	—
Membership fees increased 14% and 12% in the third quarter and first thirty-six weeks of 2018, respectively. This was primarily due to the fee increase (discussed below) and sign-ups at existing and new warehouses. Renewal rates are 90% in the U.S. and Canada and 87% worldwide.
As previously reported, in fiscal 2017 we increased our annual membership fees in certain of our Other International operations and in the U.S. and Canada. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on revenues during the third quarter and first thirty-six weeks of 2018 of approximately $48 and $109 respectively, and will positively impact the next several quarters totaling approximately $175 in fiscal 2018 and $70 in fiscal 2019.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Net sales	$31,624	$28,216	$95,020	$84,815
Less merchandise costs	28,131	24,970	84,481	75,185
Gross margin	$3,493	$3,246	$10,539	$9,630
Gross margin percentage	11.05%	11.51%	11.09%	11.35%
Quarterly Results
The gross margin of core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), decreased four basis points across all core merchandise categories, except food and sundries. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 46 basis points compared to the third quarter of 2017. Excluding the impact of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.23%, a decrease of 28 basis points. This was primarily due to a shift in sales penetration to certain lower margin warehouse ancillary businesses, which contributed to a 17 basis point decrease in our core merchandise categories, primarily food and sundries, fresh foods, and softlines. Our warehouse ancillary and other businesses margin decreased six basis points, primarily due to our pharmacy business. Gross margin percentage was also negatively impacted by costs related to our new centralized return centers.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. operations, primarily due to a shift in sales penetration to certain lower margin warehouse ancillary businesses. The segment gross margin percentage in our Canadian operations increased, predominantly due to an increase in core merchandise categories, primarily fresh foods and hardlines. Other International operations increased, primarily in our core merchandise categories.
Year-to-date Results

The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased two basis points. This was primarily attributable to increases in food and sundries and softlines.

Total gross margin percentage decreased 26 basis points compared to the first thirty-six weeks of 2017. Excluding the impact of changes in gasoline prices on net sales, gross margin as a percentage of adjusted net sales was 11.24%, a decrease of 11 basis points from the first thirty-six weeks of 2017. This was primarily due to a shift in sales penetration to certain lower margin warehouse ancillary businesses, which contributed to an eight basis point decrease in our core merchandise categories, primarily food and sundries, fresh foods and softlines. Gross margin percentage was also negatively impacted by 12 basis points due to a non-recurring legal settlement benefiting the first quarter of 2017 and costs related to our new centralized return centers. These decreases were partially offset by an increase in our warehouse ancillary and other businesses of 10 basis points, primarily due to our gasoline business.

The segment gross margin percentage decreased in our U.S. operations, predominantly in all our core merchandise categories, the non-recurring legal settlement in 2017, and the costs of our centralized return centers mentioned above. These were partially offset by an increase in our warehouse ancillary and other businesses, predominantly our gasoline business. The segment gross margin percentage in our Canadian and Other International operations increased, due to our warehouse ancillary and other businesses, primarily our gasoline business.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
SG&A expenses	$3,155	$2,907	$9,613	$8,827
SG&A expenses as a percentage of net sales	9.98%	10.30%	10.12%	10.41%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 32 basis points compared to the third quarter of 2017. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.14%, a decrease of 16 basis points. Warehouse operating costs decreased 13 basis points, predominantly in our U.S. operations, due to leveraging increased sales. SG&A expense improved five basis points due to a non-recurring legal matter in the third quarter of 2017 and no such item in the third quarter of 2018. These decreases were partially offset by a three basis point increase in central operating costs.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 29 basis points compared to the first thirty-six weeks of 2017. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales were 10.26%, a decrease of 15 basis points. Warehouse operating costs decreased

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

11 basis points, predominantly in our U.S. and Other International operations, due to leveraging increased sales. Stock compensation expense decreased by two basis points, and SG&A also benefited from a two basis point decrease due to a non-recurring legal matter in the third quarter of 2017.
Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Preopening expenses	$8	$15	$37	$52
Warehouse openings, including relocations
United States	0	1	7	9
Canada	0	1	1	4
Other International	2	1	2	3
Total warehouse openings, including relocations	2	3	10	16

Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, development of new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2018, we expect to open 15 additional warehouses, including two relocations, compared to 12 warehouses opened in the remainder of fiscal 2017.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Interest expense	$37	$21	$111	$81
Interest expense is primarily related to Senior Notes issued by the Company. In May 2017, we issued $3,800 in aggregate principal amount of Senior Notes. Also, in March and June of 2017, we repaid $2,200 in total outstanding principal of the 5.5% and 1.125% Senior Notes, respectively.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Interest income	$16	$12	$45	$31
Foreign-currency transaction gains (losses), net	20	3	10	(4)
Other, net	5	3	15	13
Interest income and other, net	$41	$18	$70	$40

Interest income increased for the third quarter and thirty-six weeks ended May 13, 2018, due to higher interest rates earned on cash and cash equivalents as well as higher average cash and cash equivalent

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

balances. Foreign-currency transaction gains (losses), net, include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Part I, Item 1, Note 1 of this Report.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 13, 2018	May 7, 2017	May 13, 2018	May 7, 2017
Provision for income taxes	$309	$259	$867	$838
Effective tax rate	28.8%	26.8%	29.0%	32.0%
The effective tax rates for the third quarter and first thirty-six weeks of 2018 of 28.8% and 29.0%, respectively, were favorably impacted by the 2017 Tax Act, which included a reduction in the U.S. federal corporate rate from 35% to 21%. Due to the timing of our fiscal year relative to the effective date of the rate change, our U.S. federal corporate rate for fiscal 2018 is expected to be approximately 25.6%. The first thirty-six weeks of 2018 was favorably impacted by discrete net tax benefits of $20. This includes a benefit related to the 2017 Tax Act of $160 for the provisional remeasurement of certain deferred tax liabilities offset by discrete tax expense of $142 for the estimated tax on deemed repatriation of unremitted earnings and $43 for the reduction in foreign tax credits and other immaterial items. The provision was also favorably impacted by the adoption of an accounting standard related to stock-based compensation of $33 in the first quarter of 2018.
The effective tax rates for the third quarter and first thirty-six weeks of 2017 were favorably impacted by net discrete tax benefits of $82 and $88, respectively, primarily due to a net tax benefit of $82 related to the May 2017 special cash dividend paid to employees through our 401(k) Retirement Plan.
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws, all of which are subject to continuing review. See Part I, Item 1, Note 7 of this Report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 13, 2018	May 7, 2017
Net cash provided by operating activities	$4,220	$4,892
Net cash used in investing activities	(1,852)	(1,550)
Net cash used in financing activities	(1,014)	(2,141)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $7,044 and $5,779 at May 13, 2018, and September 3, 2017, respectively. Of these balances, approximately $1,311 and $1,255 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.

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

In the first thirty-six weeks of 2018, we recorded a one-time charge of $142 for the estimated tax on deemed repatriation of unremitted earnings under the 2017 Tax Act. The 2017 Tax Act provides for the payment of the tax over an eight year period. Because of the availability of foreign tax credits, the amount payable is $101, of which $84 is classified as long-term and included in other liabilities on our condensed consolidated balance sheet.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $4,220 in the first thirty-six weeks of 2018, compared to $4,892 in the first thirty-six weeks of 2017. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits, and utilities), as well as payments for income taxes. The decrease in net cash provided by operating activities was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, which positively impacted cash flows in the first thirty-six weeks of 2017.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $1,852 in the first thirty-six weeks of 2018 compared to $1,550 in the first thirty-six weeks of 2017. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened 10 new warehouses including two relocations in the first thirty-six weeks of 2018 and plan to open 15 additional new warehouses, including two relocations, for the remainder of fiscal 2018. Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. To a lesser extent, capital is required for initial warehouse operations, information systems, manufacturing and distribution facilities, and working capital. In the first thirty-six weeks of 2018, we spent approximately $1,913, and it is our current intention to spend approximately $2,500 to $2,700 during fiscal 2018. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,014 in the first thirty-six weeks of 2018 compared to $2,141 in the first thirty-six weeks of 2017. Cash flow used in financing activities primarily related to the payment of cash dividends, repurchases of common stock, and withholding taxes on stock-based awards. The decrease in cash used in financing activities from the first thirty-six weeks of 2017 to 2018 related primarily to a repayment of $1,100 of long-term debt in the third quarter of 2017.
Stock Repurchase Programs
During the first thirty-six weeks of 2018 and 2017, we repurchased 1,337,000 and 1,486,000 shares of common stock, at an average price of $174.30 and $156.51, respectively, totaling approximately $233 in both periods. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (amounts in millions, except per share, share, and warehouse count data)

The amount available for stock repurchases under our approved plan was $2,516 at May 13, 2018. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Our current quarterly cash dividend rate is $0.57 per share. On April 24, 2018, our Board of Directors declared a quarterly dividend of $0.57 per share payable to shareholders of record on May 11, 2018. The dividend was paid on May 25, 2018.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 13, 2018, we had borrowing capacity under these facilities of $866, of which $353 was maintained by our international operations. Of the $353, $166 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2018 or at the end of 2017.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $223. Outstanding commitments under these facilities at the end of the third quarter of 2018 totaled $151, all of which were standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under the facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and

Item 4—Controls and Procedures (Continued)

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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of fiscal 2018 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 19, 2018 - March 18, 2018	85,000	$188.83	85,000	$2,555
March 19, 2018 - April 15, 2018	102,000	185.21	102,000	2,536
April 16, 2018 - May 13, 2018	103,000	194.78	103,000	2,516
Total third quarter	290,000	$189.66	290,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
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

COSTCO WHOLESALE CORPORATION (Registrant)

June 6, 2018	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 6, 2018	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director