Form 10-K
period 2018-09-02
COSTCO WHOLESALE CORP /NEW
filed 2018-10-26
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 2, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 2018 was $83,850,253,577.
The number of shares outstanding of the registrant’s common stock as of October 18, 2018 was 438,208,376.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2019, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 2, 2018

3

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Korea, Australia, Spain, France, Iceland, and through a majority-owned subsidiary in Taiwan. Costco operated 762, 741, and 715 warehouses worldwide at September 2, 2018, September 3, 2017, and August 28, 2016, respectively. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2018 and 2016 relate to the 52-week fiscal years ended September 2, 2018, and August 28, 2016, respectively. References to 2017 relate to the 53-week fiscal year ended September 3, 2017.
General
We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We generally sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (depots) or directly to our warehouses. Our depots receive large shipments from manufacturers and quickly ship these goods to warehouses. This process creates freight volume and handling efficiencies, lowering costs associated with traditional multiple-step distribution channels.
Our average warehouse space is approximately 145,000 square feet, with newer units being slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits and using a membership format, we believe our inventory losses (shrinkage) are well below those of typical retail operations.
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
We offer merchandise in the following categories:

•	Food and Sundries (including dry foods, packaged foods, groceries, snack foods, candy, alcoholic and nonalcoholic beverages, and cleaning supplies)

•	Hardlines (including major appliances, electronics, health and beauty aids, hardware, and garden and patio)

•	Fresh Foods (including meat, produce, deli, and bakery)

•	Softlines (including apparel and small appliances)

•	Ancillary (including gasoline and pharmacy businesses)
Ancillary businesses within or next to our warehouses provide expanded products and services, encouraging members to shop more frequently. These businesses include gas stations, pharmacies, optical dispensing centers, food courts, and hearing-aid centers. The number of warehouses with gas stations vary significantly by country, and we do not operate our gasoline business in Korea or France. We operated 567 gas stations at the end of 2018.
Our e-commerce operations allow us to connect with our members online and provide additional products and services, many not found in our warehouses. We operate e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan. Net sales for e-commerce represented approximately 4% of total net sales in 2018. Additionally, we offer business delivery, travel and various other services online in certain countries.
We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We generally have not experienced difficulty in obtaining sufficient quantities of merchandise and believe that if current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase and manufacture private-label merchandise, as long as quality and member demand are comparable and the value to our members is significant.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.

Membership
Our members may utilize their memberships at our warehouses worldwide. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license or comparable evidence. Business members have the ability to add additional cardholders (affiliates), to which the same annual fee applies. Affiliates are not available for Gold Star members. Our annual fee for these memberships is $60 in our U.S. and Canadian operations and varies in other countries. All paid memberships include a free household card.
Our member renewal rate was 90% in the U.S. and Canada and 88% on a worldwide basis at the end of 2018. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2018	2017	2016
Gold Star	40,700	38,600	36,800
Business, including affiliates	10,900	10,800	10,800
Total paid members	51,600	49,400	47,600
Household cards	42,700	40,900	39,100
Total cardholders	94,300	90,300	86,700
Paid cardholders (except Business affiliates) are eligible to upgrade to an Executive membership in the U.S. and Canada for an additional annual fee of $60. Executive memberships are also available in Mexico and the U.K., for which the additional annual fee varies. Executive members earn a 2% reward on qualified purchases (up to a maximum reward of $1,000 per year in U.S. and Canada and varies in Mexico and the U.K.), and can be redeemed only at Costco warehouses. This program also offers (except in Mexico), access to additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program, and check printing services. These services are generally provided by third parties and vary by state and country. Executive members, who represented 37% of paid members at the end of 2018, generally shop more frequently and spend more than other members.
Labor
Our employee count was as follows:

	2018	2017	2016
Full-time employees	143,000	133,000	126,000
Part-time employees	102,000	98,000	92,000
Total employees	245,000	231,000	218,000
Approximately 15,900 employees are union employees. We consider our employee relations to be very good.
Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon.com are among our significant general merchandise retail competitors. We also compete with warehouse club operations (primarily Walmart’s Sam’s Club and BJ’s Wholesale Club), and nearly every major U.S. and Mexico metropolitan area has multiple club operations.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® trademarks and our private-label brand, Kirkland Signature®. We believe that Kirkland Signature products are high quality, offered to our members at prices that are generally lower than national brands, and that they help lower costs, differentiate our merchandise offerings, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
We rely on trademark and copyright laws, trade-secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and registrations are properly maintained.
Available Information
Our U.S. website is www.costco.com. We make available through the Investor Relations section of that site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such materials with or furnishing such documents to the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.
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

Executive Officers of the Registrant
The executive officers of Costco, their position, and ages are listed below. All executive officers have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	66
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	62
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non Foods and E-commerce merchandise, from 2013 to January 2018.	2018	56
Franz E. Lazarus	Executive Vice President, Administration. Mr. Lazarus was Senior Vice President, Administration-Global Operations, from 2006 to September 2012.	2012	71
Russ D. Miller	Executive Vice President, Chief Operating Officer, Southern Division and Mexico. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	61
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development, from 2001 until March 2010.	2001	67
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	65
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994 and has been the Chief Diversity Officer since 2010.	1994	66
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label, from 1995 to December 2012.	2013	66
Ron M. Vachris	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Vachris was Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	53

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 83% of net sales and operating income in 2018, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 30% of U.S. net sales in 2018. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
We may be unsuccessful implementing our growth strategy, including expanding our business in existing markets and new markets, which could have an adverse impact on our business, financial condition and results of operations.
Our growth is dependent, in part, on our ability to acquire property and build or lease new warehouses and depots. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses and depots, as well as local community actions opposed to the location of our warehouses or depots at specific sites and the adoption of local laws restricting our operations and environmental regulations, may impact our ability to find suitable locations and increase the cost of sites and of constructing, leasing and operating warehouses and depots. We also may have difficulty negotiating leases or purchase agreements on acceptable terms. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us. Failure to effectively manage these and other similar factors may affect our ability to timely build or lease and operate new warehouses and depots, which could have a material adverse effect on our future growth and profitability.
We seek to expand in existing markets to attain a greater overall market share. A new warehouse may draw members away from our existing warehouses and adversely affect their comparable sales performance, member traffic, and profitability.
We intend to continue to open warehouses in new markets. Associated risks include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lack of familiarity with local member preferences, and seasonal differences in the market. Entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that new warehouses and new websites will be profitable and, as a result, future profitability could be delayed or otherwise materially adversely affected.

Our failure to maintain membership growth, loyalty and brand recognition could adversely affect our results of operations.
Membership loyalty and growth are essential to our business. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Damage to our brands or reputation may negatively impact comparable sales, diminish member trust, and reduce member renewal rates and, accordingly, net sales and membership fee revenue, negatively impacting our results of operations.
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
Disruptions in our merchandise distribution or processing, packaging, manufacturing, and other facilities could adversely affect sales and member satisfaction.
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. We also rely upon processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Although we believe that our operations are efficient, disruptions due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems may result in delays in the production and delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members.
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
We are currently making, and will continue to make, investments to improve or advance critical information systems and processing capabilities. Failure to monitor and choose the right investments and implement them at the right pace would be harmful. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process will mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.
We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2018, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of September 2, 2018. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2019. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
If we do not maintain the privacy and security of personal and business information, we could damage our reputation with members and employees, incur substantial additional costs, and become subject to litigation.
We receive, retain, and transmit personal information about our members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. Our warehouse and online businesses depend upon the secure transmission of encrypted confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or defects within our hardware or software, or those of our business associates, that results in our members' or employees' information being obtained by unauthorized persons, could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation, government actions, or the imposition of penalties. In addition, a breach could require that we expend significant additional resources related to the security of information systems and could disrupt our operations.
The use of data by our business and our business associates is regulated at the national and state or local level in all of our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with these laws and regulations, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance, including fines of up to 4% of our global revenue in the case of the General Data Protection Regulation (GDPR). We do not maintain cyber-insurance for these risks.
We have security measures and controls to protect personal and business information and continue to make investments to secure access to our information technology network. These measures may be undermined, however, due to the actions of outside parties, employee error, internal or external malfeasance, or otherwise, and, as a result an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business and results of operations.
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
We might sell products that cause illness or injury to our members, harm to our reputation, and expose us to litigation.
If our merchandise, such as food and prepared food products for human consumption, drugs, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our vendors are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause illness or injury in the future or that we will not be subject to claims, lawsuits, or government investigations relating to such matters resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long term.
If we do not successfully develop and maintain a relevant omnichannel experience for our members, our results of operations could be adversely impacted.
Omnichannel retailing is rapidly evolving, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making technology investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

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
The Company is predominantly self-insured for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. Insurance coverage is maintained in certain instances to limit the exposure arising from catastrophic events. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Significant claims or events, regulatory changes, a substantial rise in costs of health care or costs to maintain our insurance, or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
We are primarily self-insured as it relates to property damage. Although we maintain specific coverages for catastrophic losses, we still bear the risk of losses incurred as a result of any physical damage to, or the destruction of, any warehouses, depots, manufacturing or home office facilities, loss or spoilage of inventory, and business interruption caused by any such events to the extent they are below catastrophic levels of coverage, as well as any losses to the extent they exceed our aggregate limits of applicable coverages. Such losses could materially impact our cash flow and results of operations.
Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise. Such retailers and warehouse club operators compete in a variety of ways, including merchandise pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop with digital devices, which has enhanced competition. Some competitors may have greater financial resources and technology capabilities, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Prices of certain commodity products, including gasoline and other food products, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by significant events like the outbreak of war or acts of terrorism.
Vendors may be unable to timely supply us with quality merchandise at competitive prices or may fail to adhere to our high standards, resulting in adverse effects on our business, merchandise inventories, sales, and profit margins.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. For these or other reasons, one or more of our suppliers might not adhere to our quality control, legal, regulatory, labor, environmental or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.
Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2018, our international operations, including Canada, generated 28% and 38% of our net sales and operating income, respectively. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
A portion of the products we purchase for sale in our warehouses around the world is paid for in a currency other than the local currency of the country in which the goods are sold. Currency fluctuations may increase our cost of goods and may not be passed on to members. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.

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
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. U.S. and foreign government regulations limiting carbon dioxide and other greenhouse gas emissions may result in increased compliance and merchandise costs, and legislation or regulation affecting energy inputs that could materially affect our profitability. Climate change and extreme weather conditions, such as intense hurricanes, thunderstorms, tornadoes, and snow or ice storms, as well as rising sea levels could affect our ability to procure needed commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation.
Failure to meet financial market expectations could adversely affect the market price and volatility of our stock.
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
Legal and Regulatory Risks
Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our business, financial condition and results of operations.
During 2018, we operated 235 warehouses outside of the U.S., and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes such as the U.K.'s vote to withdraw from the European Union, commonly known as "Brexit", and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Accounting principles and related pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, including self-insurance liabilities and income taxes, are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in rules or interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance and have a material impact on our consolidated financial statements.
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
Item 1B—Unresolved Staff Comments
None.

Item 2—Properties
Warehouse Properties
At September 2, 2018, we operated 762 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	426	101	527
Canada	86	14	100
Mexico	38	1	39
United Kingdom	22	6	28
Japan	12	14	26
Korea(2)	11	4	15
Taiwan	—	13	13
Australia	7	3	10
Spain	2	—	2
Iceland	—	1	1
France	1	—	1
Total	605	157	762
_______________

(1)	106 of the 157 leases are land-only leases, where Costco owns the building.

(2)	In fiscal 2018, Costco purchased the remaining equity interest and three formerly leased locations from its former joint-venture partner in Korea.
The following schedule shows warehouse openings, net of closings and relocations, and expected openings through December 31, 2018:

	United States	Canada	Other International	Total	Total Warehouses in Operation
2014 and prior	468	88	107	663	663
2015	12	1	10	23	686
2016	21	2	6	29	715
2017	13	6	7	26	741
2018	13	3	5	21	762
2019 (expected through 12/31/2018)	6	—	1	7	769
Total	533	100	136	769
At the end of fiscal 2018, our warehouses contained approximately 110.7 million square feet of operating floor space: 77.5 million in the U.S.; 13.9 million in Canada; and 19.3 million in Other International. We operate 24 depots, with approximately 11.0 million square feet, for the consolidation and distribution of most merchandise shipments to the warehouses. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Our executive offices are located in Issaquah, Washington, and we maintain 18 regional offices in the U.S., Canada and Other International locations.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 18, 2018, we had 8,829 stockholders of record. The following table shows the quarterly high and low closing prices of our common stock as reported by NASDAQ for each quarter during the last two fiscal years and the quarterly cash dividend declared per share.

	Price Range		Cash Dividends Declared
	High	Low
2018:
Fourth Quarter	$233.13	$195.48	$0.570
Third Quarter	197.16	180.84	0.570
Second Quarter	198.91	172.61	0.500
First Quarter	173.42	154.61	0.500
2017:
Fourth Quarter	$182.20	$150.44	$0.500
Third Quarter	182.45	164.55	7.500	(1)
Second Quarter	172.00	150.11	0.450
First Quarter	163.98	142.24	0.450
_______________

(1)	Includes a special cash dividend of $7.00 per share.
Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the fourth quarter of fiscal 2018 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 14—June 10, 2018	96,000	$198.61	96,000	$2,497
June 11—July 8, 2018	134,000	208.49	134,000	2,469
July 9—August 5, 2018	111,000	216.06	111,000	2,445
August 6—September 2, 2018	78,000	225.20	78,000	2,427
Total fourth quarter	419,000	$211.35	419,000
_______________

(1)	The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2015, which expires in April 2019.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends) on our common stock for the last five years with the cumulative total return of the S&P 500 Index, the S&P 500 Retail Index, and a peer group previously selected by the Company.
The S&P 500 Retail Index is intended to replace the previously selected peer group to allow for a more broad representation of industry performance. The transition to a larger retail index provides a better representation of total retail market performance. For the year ended September 2, 2018, the cumulative total return of the previous peer group is provided pursuant to SEC rules requiring presentation in the year of change, and consists of: Amazon.com Inc.; The Home Depot Inc.; Lowe's Companies; Best Buy Co., Inc.; Staples Inc.; Target Corporation; Kroger Company; and Walmart Stores, Inc. This group will not be presented in future periods.
The information provided is from September 1, 2013, through September 2, 2018. The graph assumes the investment of $100 in Costco common stock, the S&P 500 Index, the S&P 500 Retail Index, and the previously selected peer group on September 1, 2013, and reinvestment of all dividends.

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share data)

	Sept. 2, 2018	Sept. 3, 2017	Aug. 28, 2016	Aug. 30, 2015	Aug. 31, 2014
As of and for the year ended	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$138,434	$126,172	$116,073	$113,666	$110,212
Membership fees	3,142	2,853	2,646	2,533	2,428
Gross margin(1) as a percentage of net sales	11.04%	11.33%	11.35%	11.09%	10.66%
Selling, general and administrative expenses as a percentage of net sales	10.02%	10.26%	10.40%	10.07%	9.89%
Operating income	$4,480	$4,111	$3,672	$3,624	$3,220
Net income attributable to Costco	3,134	2,679	2,350	2,377	2,058
Net income per diluted common share attributable to Costco	7.09	6.08	5.33	5.37	4.65
Cash dividends declared per common share	2.14	8.90	1.70	6.51	1.33
Changes in comparable sales(2)
United States	9%	4%	1%	3%	5%
Canada	9%	5%	(3)%	(5)%	2%
Other International	11%	2%	(3)%	(3)%	3%
Total Company	9%	4%	0%	1%	4%
Changes in Total Company comparable sales excluding the impact of foreign currency and gasoline prices	7%	4%	4%	7%	6%
BALANCE SHEET DATA
Net property and equipment	$19,681	$18,161	$17,043	$15,401	$14,830
Total assets	40,830	36,347	33,163	33,017	32,662
Long-term debt, excluding current portion	6,487	6,573	4,061	4,852	5,084
Costco stockholders’ equity	12,799	10,778	12,079	10,617	12,303
WAREHOUSE INFORMATION
Warehouses in Operation
Beginning of year	741	715	686	663	634
Opened	25	28	33	26	30
Closed due to relocation	(4)	(2)	(4)	(3)	(1)
End of year	762	741	715	686	663
MEMBERSHIP INFORMATION
Total paid members (000's)	51,600	49,400	47,600	44,600	42,000
_______________

(1)	Net sales less merchandise costs.

(2)	Includes net sales from warehouses and websites operating for more than one year. For fiscal 2017, the prior year includes the comparable 53 weeks.

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)
Overview
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items, and through our online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally, has also increased our sales.
Our membership format is an integral part of our business and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates, materially influences our profitability. Our paid membership growth rate may be adversely impacted when warehouse openings occur in existing markets.

Our financial performance depends heavily on our ability to control costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, most particularly health care and utility expenses. With respect to expenses relating to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the income statement, particularly merchandise costs and selling, general and administrative expenses, can have substantial impacts on net income.
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
Our fiscal year ends on the Sunday closest to August 31. Fiscal year 2018 and 2016 were 52-week fiscal years ending on September 2, 2018 and August 28, 2016, respectively, and 2017 was a 53-week fiscal year ending on September 3, 2017. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for fiscal year 2018 included:

•
We opened 25 new warehouses, including 4 relocations, in 2018: 13 net new locations in the U.S., three in Canada, and five in our Other International segment, compared to 28 new warehouses, including 2 relocations in 2017;

•	Net sales increased 10% to 138,434 driven by a 9% increase in comparable sales and sales at new warehouses opened in 2017 and 2018, partially offset by one additional week of sales in 2017;

•	Membership fee revenue increased 10% to $3,142, primarily due to the annual fee increase in the U.S. and Canada in June 2017, and membership sign-ups at existing and new warehouses;

•
Gross margin percentage decreased 29 basis points due to the impact of gasoline price inflation on net sales and a shift in sales penetration to certain lower margin warehouse ancillary businesses from our core merchandise categories;

•	Selling, general & administrative (SG&A) expenses as a percentage of net sales decreased 24 basis points, due to the impact of gasoline price inflation and leveraging increased sales;

•
The effective tax rate in 2018 was 28.4% and was favorably impacted by the 2017 Tax Act and net tax benefits of $57. The effective tax rate in 2017 was 32.8% and was favorably impacted by net tax benefits of $104;

•	Net income increased 17% to $3,134, or $7.09 per diluted share compared to $2,679, or $6.08 per diluted share in 2017; and

•	In April 2018, the Board of Directors approved an increase in the quarterly cash dividend from $0.50 to $0.57 per share.

Results of operations
Net Sales

	2018	2017	2016
Net Sales	$138,434	$126,172	$116,073
Changes in net sales:
U.S.	9%	8%	3%
Canada	10%	10%	(2)%
Other International	14%	8%	4%
Total Company	10%	9%	2%
Changes in comparable sales:
U.S.	9%	4%	1%
Canada	9%	5%	(3)%
Other International	11%	2%	(3)%
Total Company	9%	4%	0%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	7%	4%	3%
Canada	4%	4%	8%
Other International	7%	4%	4%
Total Company	7%	4%	4%
2018 vs. 2017
Net Sales
Net sales increased $12,262 or 10% during 2018, primarily due to a 9% increase in comparable sales and sales at new warehouses opened in 2017 and 2018, partially offset by the impact of one additional week of sales in 2017.
Changes in gasoline prices positively impacted net sales by approximately $2,267, or 180 basis points, due to a 19% increase in the average sales price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $1,156, or 92 basis points, compared to 2017. The positive impact was driven by both our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 9% during 2018 and were positively impacted by increases in both shopping frequency and the average ticket. The average ticket and comparable sales results were positively impacted by an increase in gasoline prices and exchange rates in foreign currencies relative to the U.S. dollar. Changes in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

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
Comparable Sales
Comparable sales increased 4% during 2017 and were positively impacted by an increase in shopping frequency and, to a lesser extent, an increased average ticket. The average ticket and comparable sales results were positively impacted by an increase in gasoline prices, offset by decreases in foreign currencies relative to the U.S. dollar. Changes in comparable sales includes the negative impact of cannibalization.
Membership Fees

	2018	2017	2016
Membership fees	$3,142	$2,853	$2,646
Membership fees increase	10%	8%	4%
Membership fees as a percentage of net sales	2.27%	2.26%	2.28%
2018 vs. 2017
The increase in membership fees was primarily due to the annual fee increase and membership sign-ups at existing and new warehouses. These increases were partially offset by the impact of one additional week of membership fees in 2017. At the end of 2018, our member renewal rates were 90% in the U.S. and Canada and 88% worldwide.
As reported in fiscal 2017, we increased our annual membership fees in the U.S. and Canada and in certain of our Other International operations. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact of approximately $178 in fiscal 2018 and will positively impact fiscal 2019, primarily the first two quarters, by approximately $70.
2017 vs. 2016
The increase in membership fees was primarily due to membership sign-ups at existing and new warehouses, an extra week of membership fee revenue, the annual fee increase, and an increased number of upgrades to our higher-fee Executive Membership program. Fee increases had a positive impact on membership fee revenues during 2017 of approximately $23.

Gross Margin

	2018	2017	2016
Net sales	$138,434	$126,172	$116,073
Less merchandise costs	123,152	111,882	102,901
Gross margin	$15,282	$14,290	$13,172
Gross margin percentage	11.04%	11.33%	11.35%
2018 vs. 2017
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased one basis point primarily due to increases in food and sundries and hardlines partially offset by decreases in fresh foods and softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 29 basis points compared to 2017. Excluding the impact of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.22%, a decrease of 11 basis points. This decrease was primarily due to a shift in sales penetration to certain lower margin warehouse ancillary and other businesses, which contributed to a 13 basis point decrease in our core merchandise categories, except hardlines which was flat. Gross margin percentage was also negatively impacted by 10 basis points due to a non-recurring legal settlement benefiting 2017 and costs related to our centralized return centers in the U.S. These decreases were partially offset by a 13 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $124 in 2018.
The segment gross margin percentage, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. operations, predominantly in our core merchandise categories, and as a result of the non-recurring legal settlement in 2017, and the costs related to our centralized return centers mentioned above. The segment gross margin percentage in our Canadian operations increased, due to warehouse ancillary and other businesses, primarily our gasoline business. The segment gross margin percentage in our Other International operations decreased, predominantly in food and sundries and softlines, partially offset by an increase in our gasoline business.
2017 vs. 2016
The gross margin of our core merchandise categories, when expressed as a percentage of core merchandise sales, increased eight basis points due to increases in these categories other than fresh foods.
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
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales, increased in our U.S. operations, due to amounts earned under the co-branded credit card arrangement and non-recurring legal settlements and other matters as discussed above. These increases were partially offset by a decrease in core merchandise categories, predominantly food and sundries as a result of a decrease in sales penetration, and a LIFO benefit in 2016. The segment gross margin percentage in our Canadian operations increased, primarily due to increases in warehouse ancillary and other businesses, primarily our pharmacy business, partially offset by a decrease in our core merchandise categories, largely fresh foods. The segment gross margin percentage increased in our Other International operations due to increases across all core merchandise categories, except fresh foods.
Selling, General and Administrative Expenses

	2018	2017	2016
SG&A expenses	$13,876	$12,950	$12,068
SG&A expenses as a percentage of net sales	10.02%	10.26%	10.40%
2018 vs. 2017
SG&A expenses as a percentage of net sales decreased 24 basis points compared to 2017. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.19%, a decrease of seven basis points. Operating costs related to warehouses, ancillary, and other businesses, which includes e-commerce and travel, were lower by six basis points, predominantly in our U.S. and Other International operations, due to leveraging increased sales. Charges related to certain non-recurring legal and other matters in 2017 positively impacted SG&A expense by two basis points. Stock compensation expense was also lower by one basis point. Central operating costs were higher by two basis points. Changes in foreign currencies relative to the U.S. dollar increased our SG&A expenses by approximately $98 in 2018.
Effective in June 2018, a portion of the savings generated from the Tax Cuts and Jobs Act (the “2017 Tax Act”) were used to increase wages for the majority of our U.S. hourly employees. The impact in fiscal 2018 was two basis points and the estimated annualized pre-tax cost of these increases is approximately $120.
2017 vs. 2016
SG&A expenses as a percentage of net sales decreased 14 basis points compared to 2016. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.33%, a decrease of seven basis points. Operating costs related to warehouses, ancillary, and other businesses, were lower by nine basis points, primarily due to lower costs associated with the co-branded credit card arrangement in the U.S. of 18 basis points. The improvement in terms in our current co-brand agreement as compared to the prior co-brand arrangement led to substantial year over year benefits in fiscal 2017. This was partially offset by higher payroll and employee benefit expenses of 11 basis points, primarily in our U.S. operations. Central operating costs were higher by one basis point, primarily due to increased costs associated with our information systems modernization, including increased depreciation for projects placed in service, incurred by our U.S. operations. Stock compensation expense was also higher by one basis point.

Preopening

	2018	2017	2016
Preopening expenses	$68	$82	$78
Warehouse openings, including relocations
United States	17	15	25
Canada	3	6	2
Other International	5	7	6
Total warehouse openings, including relocations	25	28	33
Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new, or international market. In 2017, we entered into two new international markets, Iceland and France.
Interest Expense

	2018	2017	2016
Interest expense	$159	$134	$133
Interest expense primarily relates to Senior Notes issued by the Company. In May 2017, we issued $3,800 in aggregate principal amount of Senior Notes. In March and June 2017, we repaid $2,200 in total outstanding principal of the 5.5% and 1.125% Senior Notes, respectively.
Interest Income and Other, Net

	2018	2017	2016
Interest income	$75	$50	$41
Foreign-currency transaction gains (losses), net	23	(5)	28
Other, net	23	17	11
Interest income and other, net	$121	$62	$80
2018 vs. 2017
The increase in interest income in 2018 as compared to 2017 was primarily due to higher interest rates earned on higher average cash and investment balances. Foreign-currency transaction gains (losses), net include the revaluation or settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations. In 2018, the increase was primarily due to a strengthening U.S. dollar relative to certain foreign currencies on forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of this Report.
2017 vs. 2016
Foreign-currency transaction gains (losses), net include the revaluation or settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations.

Provision for Income Taxes

	2018	2017	2016
Provision for income taxes	$1,263	$1,325	$1,243
Effective tax rate	28.4%	32.8%	34.3%
Our effective tax rate for 2018 was favorably impacted by the 2017 Tax Act, which included a reduction in the U.S. federal corporate rate from 35% to 21%. Due to the timing of our fiscal year relative to the effective date of the rate change, our U.S. corporate rate for 2018 resulted in a blended rate of 25.6%. Other impacts from the 2017 Tax Act consisted of tax expense of $142 for the estimated tax on deemed repatriation of unremitted earnings and $43 for the reduction in foreign tax credits and other immaterial items, largely offset by a tax benefit of $166 for the provisional remeasurement of certain deferred tax liabilities. In 2018, we also recognized net tax benefits of $76, which was largely driven by the adoption of an accounting standard related to stock-based compensation and other immaterial net benefits.
In 2017, our provision was favorably impacted by net tax benefits of $104, primarily due to a tax benefit recorded in connection with the May 2017 special dividend paid to employees through our 401(k) retirement plan of $82. This dividend was deductible for U.S. income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2018	2017	2016
Net cash provided by operating activities	$5,774	$6,726	$3,292
Net cash used in investing activities	(2,947)	(2,366)	(2,345)
Net cash used in financing activities	(1,281)	(3,218)	(2,419)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $7,259 and $5,779 at the end of 2018 and 2017, respectively. Of these balances, approximately $1,348 and $1,255 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days. Cash and cash equivalents were negatively impacted by a change in exchange rates of $37 in 2018 and positively impacted by $25 and $50 in 2017 and 2016, respectively.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. While we believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements, beginning in the second quarter of fiscal 2018, we no longer consider current fiscal year and future earnings of our non-U.S. consolidated subsidiaries to be permanently reinvested. We recorded the estimated incremental foreign withholding (net of available foreign tax credits) and state income taxes payable on current fiscal year earnings assuming a hypothetical repatriation to the U.S. We continue to consider undistributed earnings of certain non-U.S. consolidated subsidiaries prior to fiscal 2018 to be indefinitely reinvested and have not provided for withholding or state taxes.
In fiscal 2018, we recorded a one-time charge of $142 for the estimated tax on deemed repatriation of unremitted earnings under the 2017 Tax Act. The 2017 Tax Act provides for the payment of the federal tax over an eight-year period. Because of the availability of foreign tax credits, the amount payable is $97, of which $89 is classified as long-term and included in other liabilities on our consolidated balance sheet.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $5,774 in 2018, compared to $6,726 in 2017. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. The decrease in net cash provided by operating activities for 2018 when compared to 2017 was primarily due to accelerated vendor payments of approximately $1,700 made in the last week of fiscal 2016, which positively impacted cash flows in 2017.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,947 in 2018, compared to $2,366 in 2017, and primarily related to capital expenditures. Net cash flows from investing activities also includes maturities and purchases of short-term investments.
Capital Expenditures
We opened 21 net new warehouses and relocated 4 warehouses in 2018 and plan to open approximately 20 net new warehouses and relocate up to 4 warehouses in 2019. Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations and working capital. In 2018, we spent $2,969 on capital expenditures, and it is our current intention to spend approximately $2,800 to $3,100 during fiscal 2019. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,281 in 2018, compared to $3,218 in 2017. The primary uses of cash in 2018 were related to dividend payments and repurchases of common stock. Net cash used in financing activities in 2017 primarily related to dividend payments, predominantly the special dividend paid in May 2017, and the repayments of debt totaling $2,200 representing the aggregate principal balances of the 5.5% and 1.125% Senior Notes.
In May 2017, we issued $3,800 in aggregate principal amount of Senior Notes. The proceeds received were net of a discount and used to pay the special dividend and a portion of the redemption of the 1.125% Senior Notes.
Stock Repurchase Programs
During 2018 and 2017, we repurchased 1,756,000 and 2,998,000 shares of common stock, at average prices of $183.13 and $157.87, totaling approximately $322 and $473, respectively. The remaining amount available to be purchased under our approved plan was $2,427 at the end of 2018. These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Cash dividends declared in 2018 totaled $2.14 per share, as compared to $8.90 per share in 2017, which included a special cash dividend of $7.00 per share. In April 2018, our Board of Directors increased our quarterly cash dividend from $0.50 to $0.57 per share. Subsequent to the end of 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.57 per share, which is payable on November 23, 2018.

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At September 2, 2018, we had borrowing capacity under these facilities of $857, including a $400 revolving line of credit renewed by the U.S., which expires in June 2019. The Company currently has no plans to draw upon this facility. Our international operations maintain $344 of the total borrowing capacity under bank credit facilities, of which $163 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2018 and 2017.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $220. The outstanding standby letters of credit under these facilities at the end of 2018 totaled $149 and expire within one year. The bank credit facilities and commercial paper programs have various expiration dates, all within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
Contractual Obligations
At September 2, 2018, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2019	2020 to 2021	2022 to 2023	2024 and thereafter	Total
Purchase obligations (merchandise)(1)	$9,029	$2	$—	$—	$9,031
Long-term debt(2)	232	3,029	1,537	2,496	7,294
Operating leases (3)	227	407	358	2,215	3,207
Construction and land obligations	710	12	—	—	722
Capital lease obligations(4)	34	71	72	647	824
Purchase obligations (equipment, services and other)(5)	611	186	67	3	867
Other(6)	19	38	36	141	234
Total	$10,862	$3,745	$2,070	$5,502	$22,179
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments and excludes deferred issuance costs.

(3)	Excludes common area maintenance, taxes, and insurance and have been reduced by $105 related to sub-lease income.

(4)	Includes build-to-suit lease obligations and contractual interest payments.

(5)	Excludes certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)
Includes asset retirement obligations, deferred compensation obligations and current liabilities for unrecognized tax contingencies. The total amount excludes $36 of non-current unrecognized tax contingencies and $30 of other obligations due to uncertainty regarding the timing of future cash payments.

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

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable, and we continue to review and evaluate these estimates. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Insurance/Self-Insurance Liabilities
The Company is predominantly self-insured for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. Insurance coverage is maintained in certain instances to limit the exposure arising from catastrophic events. We use different mechanisms, including a wholly-owned captive insurance subsidiary and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated by using historical claims experience, demographic factors, severity factors and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims of an extended nature. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have not been material.
Income Taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment also is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits associated with uncertain tax positions are recorded only after determining a more-likely-than-not probability that the positions will withstand challenge from tax authorities. When facts and circumstances change, we reassess these positions and record any changes in the consolidated financial statements as appropriate. In December 2017, the 2017 Tax Act was signed into law and our effective tax rate for fiscal 2018 reflects the provisional impact (see Note 8 to our Consolidated Financial Statements).
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment holdings that are diversified among various instruments considered to be cash equivalents, as defined in Note 1 to the consolidated financial statements included in Item 8 of this Report, as well as short-term investments in government and agency securities with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest-rate securities. These securities are subject to changes in fair value due to interest rate fluctuations.

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
A 100 basis-point change in interest rates as of the end of 2018 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2018, long-term debt with fixed interest rates was $6,577. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency-Exchange Risk
Our foreign subsidiaries conduct certain transactions in their non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at September 2, 2018, would have decreased the fair value of the contracts by $80 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy, particularly electricity and natural gas, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, predominantly in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of September 2, 2018 and September 3, 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week period ended September 2, 2018, the 53-week period ended September 3, 2017 and the 52-week period ended August 28, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 2, 2018 and September 3, 2017, and the results of its operations and its cash flows for the 52-week period ended September 2, 2018, the 53-week period ended September 3, 2017 and the 52-week period ended August 28, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 25, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Seattle, Washington
October 25, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 2, 2018 and September 3, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week period ended September 2, 2018, the 53-week period ended September 3, 2017 and the 52-week period ended August 28, 2016, and the related notes (collectively, the consolidated financial statements), and our report dated October 25, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
There were ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: IT control processes lacked sufficient documentation; insufficient knowledge and training of certain individuals with IT expertise; and risk-assessment processes inadequate to identify and assess changes in IT environments and personnel that could impact internal control over financial reporting.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Seattle, Washington
October 25, 2018

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	September 2, 2018	September 3, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,055	$4,546
Short-term investments	1,204	1,233
Receivables, net	1,669	1,432
Merchandise inventories	11,040	9,834
Other current assets	321	272
Total current assets	20,289	17,317
PROPERTY AND EQUIPMENT
Land	6,193	5,690
Buildings and improvements	16,107	15,127
Equipment and fixtures	7,274	6,681
Construction in progress	1,140	843
	30,714	28,341
Less accumulated depreciation and amortization	(11,033)	(10,180)
Net property and equipment	19,681	18,161
OTHER ASSETS	860	869
TOTAL ASSETS	$40,830	$36,347
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,237	$9,608
Accrued salaries and benefits	2,994	2,703
Accrued member rewards	1,057	961
Deferred membership fees	1,624	1,498
Other current liabilities	3,014	2,725
Total current liabilities	19,926	17,495
LONG-TERM DEBT, excluding current portion	6,487	6,573
OTHER LIABILITIES	1,314	1,200
Total liabilities	27,727	25,268
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 438,189,000 and 437,204,000 shares issued and outstanding	4	4
Additional paid-in capital	6,107	5,800
Accumulated other comprehensive loss	(1,199)	(1,014)
Retained earnings	7,887	5,988
Total Costco stockholders’ equity	12,799	10,778
Noncontrolling interests	304	301
Total equity	13,103	11,079
TOTAL LIABILITIES AND EQUITY	$40,830	$36,347

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 2, 2018	September 3, 2017	August 28, 2016
REVENUE
Net sales	$138,434	$126,172	$116,073
Membership fees	3,142	2,853	2,646
Total revenue	141,576	129,025	118,719
OPERATING EXPENSES
Merchandise costs	123,152	111,882	102,901
Selling, general and administrative	13,876	12,950	12,068
Preopening expenses	68	82	78
Operating income	4,480	4,111	3,672
OTHER INCOME (EXPENSE)
Interest expense	(159)	(134)	(133)
Interest income and other, net	121	62	80
INCOME BEFORE INCOME TAXES	4,442	4,039	3,619
Provision for income taxes	1,263	1,325	1,243
Net income including noncontrolling interests	3,179	2,714	2,376
Net income attributable to noncontrolling interests	(45)	(35)	(26)
NET INCOME ATTRIBUTABLE TO COSTCO	$3,134	$2,679	$2,350
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$7.15	$6.11	$5.36
Diluted	$7.09	$6.08	$5.33
Shares used in calculation (000’s)
Basic	438,515	438,437	438,585
Diluted	441,834	440,937	441,263
CASH DIVIDENDS DECLARED PER COMMON SHARE	$2.14	$8.90	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 2, 2018	September 3, 2017	August 28, 2016
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$3,179	$2,714	$2,376
Foreign-currency translation adjustment and other, net	(192)	98	26
Comprehensive income	2,987	2,812	2,402
Less: Comprehensive income attributable to noncontrolling interests	38	48	30
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$2,949	$2,764	$2,372

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 30, 2015	437,952	$2	$5,218	$(1,121)	$6,518	$10,617	$226	$10,843
Net income	—	—	—	—	2,350	2,350	26	2,376
Foreign-currency translation adjustment and other, net	—	—	—	22	—	22	4	26
Stock-based compensation	—	—	459	—	—	459	—	459
Stock options exercised, including tax effects	4	—	—	—	—	—	—	—
Release of vested restricted stock units (RSUs), including tax effects	2,749	—	(146)	—	—	(146)	—	(146)
Conversion of convertible notes	3	—	—	—	—	—	—	—
Repurchases of common stock	(3,184)	—	(41)	—	(436)	(477)	—	(477)
Cash dividends declared and other	—	—	—	—	(746)	(746)	(3)	(749)
BALANCE AT AUGUST 28, 2016	437,524	2	5,490	(1,099)	7,686	12,079	253	12,332
Net income	—	—	—	—	2,679	2,679	35	2,714
Foreign-currency translation adjustment and other, net	—	—	—	85	—	85	13	98
Stock-based compensation	—	—	518	—	—	518	—	518
Release of vested RSUs, including tax effects	2,673	—	(165)	—	—	(165)	—	(165)
Conversion of convertible notes	5	—	—	—	—	—	—	—
Repurchases of common stock	(2,998)	—	(41)	—	(432)	(473)	—	(473)
Cash dividends declared and other	—	2	(2)	—	(3,945)	(3,945)	—	(3,945)
BALANCE AT SEPTEMBER 3, 2017	437,204	4	5,800	(1,014)	5,988	10,778	301	11,079
Net income	—	—	—	—	3,134	3,134	45	3,179
Foreign-currency translation adjustment and other, net	—	—	—	(185)	—	(185)	(7)	(192)
Stock-based compensation	—	—	547	—	—	547	—	547
Release of vested RSUs, including tax effects	2,741	—	(217)	—	—	(217)	—	(217)
Repurchases of common stock	(1,756)	—	(26)	—	(296)	(322)	—	(322)
Cash dividends declared and other	—	—	3	—	(939)	(936)	(35)	(971)
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 2, 2018	September 3, 2017	August 28, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$3,179	$2,714	$2,376
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,437	1,370	1,255
Stock-based compensation	544	514	459
Other non-cash operating activities, net	(6)	(14)	(57)
Deferred income taxes	(49)	(29)	269
Changes in operating assets and liabilities:
Merchandise inventories	(1,313)	(894)	(25)
Accounts payable	1,561	2,258	(1,532)
Other operating assets and liabilities, net	421	807	547
Net cash provided by operating activities	5,774	6,726	3,292
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,060)	(1,279)	(1,432)
Maturities and sales of short-term investments	1,078	1,385	1,709
Additions to property and equipment	(2,969)	(2,502)	(2,649)
Other investing activities, net	4	30	27
Net cash used in investing activities	(2,947)	(2,366)	(2,345)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank checks outstanding	80	(236)	81
Repayments of short-term borrowings	—	—	(106)
Proceeds from short-term borrowings	—	—	106
Proceeds from issuance of long-term debt	—	3,782	185
Repayments of long-term debt	(86)	(2,200)	(1,288)
Tax withholdings on stock-based awards	(217)	(202)	(220)
Repurchases of common stock	(328)	(469)	(486)
Cash dividend payments	(689)	(3,904)	(746)
Other financing activities, net	(41)	11	55
Net cash used in financing activities	(1,281)	(3,218)	(2,419)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(37)	25	50
Net change in cash and cash equivalents	1,509	1,167	(1,422)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	4,546	3,379	4,801
CASH AND CASH EQUIVALENTS END OF YEAR	$6,055	$4,546	$3,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (reduced by $19, $16, and $19, interest capitalized in 2018, 2017, and 2016, respectively)	$143	$131	$123
Income taxes, net	$1,204	$1,185	$953
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not yet paid	$113	$—	$—
Cash dividend declared, but not yet paid	$250	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 2, 2018, Costco operated 762 warehouses worldwide: 527 United States (U.S.) locations (in 44 U.S. states, Washington, D.C., and Puerto Rico), 100 Canada locations, 39 Mexico locations, 28 United Kingdom (U.K.) locations, 26 Japan locations, 15 Korea locations, 13 Taiwan locations, 10 Australia locations, two Spain locations, one Iceland location, and one France location. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
Basis of Presentation
The consolidated financial statements include the accounts of Costco Wholesale Corporation, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. During the first quarter of 2018, Costco purchased its former joint-venture partner's remaining equity interest in its Korean operations. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the fiscal year ending on the Sunday closest to August 31. References to 2018 and 2016 relate to the 52-week fiscal years ended September 2, 2018, and August 28, 2016, respectively. References to 2017 relate to the 53-week fiscal year ended September 3, 2017.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $1,348 and $1,255 at the end of 2018 and 2017, respectively.
The Company provides for the daily replenishment of major bank accounts as checks are presented. Included in accounts payable at the end of 2018 and 2017 are $463 and $383, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

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
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities include the Company's long-term debt, which are recorded on the balance sheet at issuance price and adjusted for unamortized discounts or premiums and debt issuance costs, and are being amortized to interest expense over the term of the loan. The estimated fair value of the Company's long-term debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit.

Receivables, Net
Receivables consist primarily of vendor, reinsurance, credit card incentive, third-party pharmacy and other receivables. Vendor receivables include coupons, volume rebates or other purchase discounts. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Credit card incentive receivables primarily represent amounts earned under the co-branded credit card arrangement in the U.S. Third-party pharmacy receivables generally relate to amounts due from members’ insurers. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. The allowance is based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial for fiscal years 2018, 2017, and 2016.
Merchandise Inventories
Merchandise inventories consist of the following:

	2018	2017
United States	$8,081	$7,091
Canada	1,189	1,040
Other International	1,770	1,703
Merchandise inventories	$11,040	$9,834
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
As of September 2, 2018 and September 3, 2017, U.S. merchandise inventories valued at LIFO approximated FIFO after considering the lower of cost or market principle. Due to net deflation, a benefit of $64 was recorded to merchandise costs in 2016.
The Company provides for estimated inventory losses between physical inventory counts as a percentage of net sales, using estimates based on the Company’s experience. The provision is adjusted periodically to reflect physical inventory counts, which generally occur in the second and fourth fiscal quarters. Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided that they are probable and reasonably estimable.
Property and Equipment
Property and equipment are stated at cost. In general, new building additions are classified into components, each with an estimated useful life, generally five to fifty years for buildings and improvements and three to twenty years for equipment and fixtures. Depreciation and amortization expense is computed using the straight-line method over estimated useful lives or the lease term, if shorter. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably assured at the date the leasehold improvements are made.
The Company capitalizes certain computer software and software development costs incurred in developing or obtaining computer software for internal use. These costs are included in equipment and fixtures and amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets that were removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2018 and 2017 were immaterial.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2018, 2017 or 2016.
Insurance/Self-Insurance Liabilities
The Company is predominantly self-insured for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. Insurance coverage is maintained in certain instances to limit the exposure arising from catastrophic events. It uses different mechanisms including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2018 and 2017, these insurance liabilities were $1,148 and $1,059 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
The captive receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party participants. The reinsurance agreement is one year in duration, and new agreements are entered into by each participant at their discretion at the commencement of the next calendar year. The participant agreements and practices of the reinsurance program limit a participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company retains its primary obligation to the policyholders for prior activity.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. At the end of 2018 and 2017, the aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $717 and $637 at the end of 2018 and 2017, respectively. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2018 and 2017.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2018, 2017, and 2016.
The Company is exposed to fluctuations in prices for energy, particularly electricity and natural gas, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial for 2018 and 2017 and resulted in net gains of$38 for 2016.
Revenue Recognition
The Company generally recognizes sales, which include gross shipping fees where applicable, net of returns, at the time the member takes possession of merchandise or receives services. When the Company collects payments from members prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities in the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The sales returns reserve is based on an estimate of the net realizable value of merchandise inventories expected to be returned. Amounts collected from members for sales or value added taxes are recorded on a net basis.
Generally, when Costco is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, can influence product or service specifications, or has several but not all of these indicators, revenue is recorded on a gross basis. It otherwise records the net amounts earned, which is reflected in net sales.
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership. The Company's Executive members qualify for a 2% reward on qualified purchases

(up to a maximum reward of approximately $1,000 per year), which can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales. The sales reduction and corresponding liability (classified as accrued member rewards in the consolidated balance sheets) are computed after giving effect to the estimated impact of non-redemptions, based on historical data. The net reduction in sales was $1,394, $1,281, and $1,172 in 2018, 2017, and 2016, respectively.
Merchandise Costs
Merchandise costs consist of the purchase price or manufacturing costs of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities in fresh foods and certain ancillary departments.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees (other than fresh foods departments and certain ancillary businesses) as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, stock compensation expense, utilities, credit and debit card processing fees, as well as other operating costs incurred to support warehouse operations.
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $578, $543, and $489 for 2018, 2017, and 2016, respectively, and are predominantly included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Stock-Based Compensation
Restricted stock units (RSUs) granted to employees generally vest over five years and allow for quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. Actual forfeitures are recognized as they occur.
Compensation expense for stock-based awards is predominantly recognized using the straight-line method over the requisite service period for the entire award. Awards for employees and non-employee directors provide for accelerated vesting of a portion of outstanding shares based on cumulative years of service with the Company. Compensation expense for the accelerated shares is recognized upon achievement of the long-service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.

Stock-based compensation expense is predominantly included in selling, general and administrative expenses in the consolidated statements of income. Certain stock-based compensation costs are capitalized or included in the cost of merchandise. See Note 7 for additional information on the Company’s stock-based compensation plans.
Leases
The Company leases land and/or buildings at warehouses and certain other office and distribution facilities, primarily under operating leases. Operating leases expire at various dates through 2064, with the exception of one lease in the U.K., which expires in 2151. These leases generally contain one or more of the following options, which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third-party purchase offer.
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
The Company has capital leases for certain warehouse locations, expiring at various dates through 2059. Capital lease assets are included in land and buildings and improvements in the accompanying consolidated balance sheets. Amortization expense on capital lease assets is recorded as depreciation expense and is included in selling, general and administrative expenses. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Interest on these obligations is included in interest expense in the consolidated statements of income.
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
The Company’s asset retirement obligations (ARO) primarily relate to leasehold improvements that at the end of a lease must be removed. These obligations are recorded as a liability with an offsetting asset at the inception of the lease term based upon the estimated fair value of the costs to remove the leasehold improvements. These liabilities are accreted over time to the projected future value of the obligation using the Company’s incremental borrowing rate. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases were immaterial at the end of 2018 and 2017, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.
Preopening Expenses
Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses and are expensed as incurred.
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
The timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions requires significant judgment. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes as appropriate.
Net Income per Common Share Attributable to Costco
The computation of basic net income per share uses the weighted average number of shares that were outstanding during the period. The computation of diluted net income per share uses the weighted average number of shares in the basic net income per share calculation plus the number of common shares that would be issued assuming vesting of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to RSUs.
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
Recent Accounting Pronouncements Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 related to the accounting for share-based payment transactions. The guidance relates to income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard was effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2018. As a result, the Company recognized a net tax benefit in fiscal 2018 of $33 as part of its income tax provision in the accompanying consolidated statements of income, which includes the impact of the lower tax rate from the 2017 Tax Act. Previously, tax benefits associated with the release of employee RSUs were reflected in equity. These amounts are now reflected as cash flows from operations instead of cash flows from financing activities in the consolidated statements of cash flows on a prospective basis. Adoption of this guidance did not have a material impact on the consolidated balance sheets, consolidated statements of cash flows, or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 providing for changes in the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2019, using the modified retrospective approach through a cumulative effect adjustment to retained earnings. The Company has substantially completed its assessment of the new standard and it does not believe the impacts to be material to the Company's consolidated financial statements. The Company continues to evaluate the disclosure requirements related to the new standard.

In February 2016, the FASB issued ASU 2016-02 which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or cash flows. Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.
Note 2—Investments
The Company’s investments were as follows:

2018:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$912	$(14)	$898
Held-to-maturity:
Certificates of deposit	306		306
Total short-term investments	$1,218	$(14)	$1,204

2017:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$947	$0	$947
Mortgage-backed securities	1	0	1
Total available-for-sale	948	0	948
Held-to-maturity:
Certificates of deposit	285		285
Total short-term investments	$1,233	$0	$1,233
Gross unrealized gains and losses on available-for-sale securities were not material in 2018, 2017, and 2016. At the end of 2018 and 2017, the Company's available-for-sale securities that were in a continuous unrealized-loss position were not material. The Company had no available-for-sale securities in a continuous unrealized-loss position in 2016. Gross unrealized gains and losses on cash equivalents were not material at the end of 2018, and there were no gross unrealized gains and losses on cash equivalents at the end of 2017 or 2016.
The proceeds from sales of available-for-sale securities were $39, $202, and $291 during 2018, 2017, and 2016, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2018, 2017, and 2016.

The maturities of available-for-sale and held-to-maturity securities at the end of 2018 were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$307	$305	$306
Due after one year through five years	584	572	0
Due after five years	21	21	0
Total	$912	$898	$306
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

2018:	Level 1	Level 2
Money market mutual funds(1)	$9	$0
Investment in government and agency securities(2)	0	903
Forward foreign-exchange contracts, in asset position(3)	0	16
Forward foreign-exchange contracts, in (liability) position(3)	0	(2)
Total	$9	$917

2017:	Level 1	Level 2
Money market mutual funds(1)	$7	$0
Investment in government and agency securities(2)	0	947
Investment in mortgage-backed securities	0	1
Forward foreign-exchange contracts, in asset position(3)	0	2
Forward foreign-exchange contracts, in (liability) position(3)	0	(8)
Total	$7	$942
______________

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)
At September 2, 2018, immaterial cash and cash equivalents and $898 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 3, 2017, there were no securities included in cash and cash equivalents and $947 included in short-term investments in the accompanying condensed consolidated balance sheets.

(3)
The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets. See Note 1 for additional information on derivative instruments.

During and at the end of both 2018 and 2017, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during 2018 and 2017.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during 2018 and 2017.

Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities with a borrowing capacity of $857 and $833, in 2018 and 2017, respectively. Borrowings on these short-term facilities were immaterial during 2018 and 2017, and there were no outstanding borrowings at the end of 2018 and 2017.
Long-Term Debt
The Company's long-term debt consists primarily of Senior Notes, which have various principal balances, interest rates, and maturity dates as described below. In May 2017, the Company issued $3,800 in aggregate principal amount of Senior Notes, with maturity dates between May 2021 and May 2027. Additionally, in 2017 the Company repaid long-term debt totaling $2,200.
The Company at its option may redeem the Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, upon certain events, as defined by the terms of the Senior Notes, the holder has the right to require the Company to purchase this security at a price of 101% of the principal amount plus accrued and unpaid interest to the date of the event. Interest on all outstanding long-term debt is payable semi-annually.
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary and are valued using Level 3 inputs. At the end of 2018 and 2017, the fair value of the Company's long-term debt, including the current portion, was approximately $6,492 and $6,753, respectively. The carrying value of long-term debt consisted of the following:

	2018	2017
1.70% Senior Notes due December 2019	$1,199	$1,198
1.75% Senior Notes due February 2020	499	498
2.15% Senior Notes due May 2021	995	994
2.25% Senior Notes due February 2022	498	497
2.30% Senior Notes due May 2022	794	793
2.75% Senior Notes due May 2024	992	991
3.00% Senior Notes due May 2027	987	986
Other long-term debt	613	702
Total long-term debt	6,577	6,659
Less current portion(1)	90	86
Long-term debt, excluding current portion	$6,487	$6,573
_______________
(1) Included in other current liabilities in the consolidated balance sheets.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2019	$90
2020	1,700
2021	1,091
2022	1,300
2023	90
Thereafter	2,343
Total	$6,614
Note 5—Leases
Operating Leases
The aggregate rental expense for 2018, 2017, and 2016 was $265, $258, and $250, respectively. Sub-lease income and contingent rent were not material in 2018, 2017, or 2016.
Capital and Build-to-Suit Leases
Gross assets recorded under capital and build-to-suit leases were $427 and $404 at the end of 2018 and 2017, respectively. These assets are recorded net of accumulated amortization of $94 and $78 at the end of 2018 and 2017, respectively.
At the end of 2018, future minimum payments, net of sub-lease income of $105 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases(1)
2019	$227	$34
2020	214	35
2021	193	36
2022	183	36
2023	175	36
Thereafter	2,215	647
Total	$3,207	824
Less amount representing interest		(427)
Net present value of minimum lease payments		397
Less current installments(2)		(7)
Long-term capital lease obligations less current installments(3)		$390
_______________

(1)	Includes build-to-suit lease obligations.

(2)	Included in other current liabilities in the accompanying consolidated balance sheets.

(3)	Included in other liabilities in the accompanying consolidated balance sheets.

Note 6—Stockholders’ Equity
Dividends
The Company’s current quarterly dividend rate is $0.57 per share. In May 2017, the Company paid a special cash dividend of $7.00 per share. The aggregate payment was approximately $3,100. Subsequent to the end of 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.57 per share, which is payable on November 23, 2018.
Stock Repurchase Programs
The Company’s stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires April 17, 2019. As of the end of 2018, the remaining amount available for stock repurchases under the approved plan was $2,427. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2018	1,756	$183.13	$322
2017	2,998	157.87	473
2016	3,184	149.90	477
These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.
Note 7—Stock-Based Compensation Plans
The Company grants stock-based compensation primarily to employees and non-employee directors. RSU grants to all executive officers are performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs are subject to quarterly vesting upon retirement or voluntary termination. Employees who attain certain years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date rather than upon retirement. The Seventh Restated 2002 Stock Incentive Plan (Seventh Plan) is the Company’s only stock-based compensation plan with shares available for grant at the end of 2018. Each share issued in respect of stock awards is counted as 1.75 shares toward the limit of shares made available under the Seventh Plan. The Seventh Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of statutory withholding taxes.
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2018, 8,313,000 shares were available to be granted as RSUs under the Seventh Plan.

The following awards were outstanding at the end of 2018:

•	7,246,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
332,000 performance-based RSUs, of which 205,000 were granted to executive officers subject to the certification of the attainment of specified performance targets for 2018. This certification occurred in October 2018, at which time a portion vested as a result of the long service of all executive officers. The remaining awards vest upon continued employment over specified periods of time.

The following table summarizes RSU transactions during 2018:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2017	8,199	$128.15
Granted	3,722	156.19
Vested and delivered	(4,088)	129.49
Forfeited	(255)	138.57
Outstanding at the end of 2018	7,578	$140.85
The weighted-average grant date fair value of RSUs granted was $156.19, $144.12, and $153.46 in 2018, 2017, and 2016, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2018 was $693 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2018 were approximately 2,658,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2018	2017	2016
Stock-based compensation expense before income taxes	$544	$514	$459
Less income tax benefit (1)	(116)	(167)	(150)
Stock-based compensation expense, net of income taxes	$428	$347	$309
_______________

(1)	In 2018, the income tax benefit reflects the reduction in the U.S. federal statutory income tax rate from 35% to 21%.
Note 8—Income Taxes
Income before income taxes is comprised of the following:

	2018	2017	2016
Domestic	$3,182	$2,988	$2,622
Foreign	1,260	1,051	997
Total	$4,442	$4,039	$3,619

The provisions for income taxes are as follows:

	2018	2017	2016
Federal:
Current	$636	$802	$468
Deferred	(35)	7	233
Total federal	601	809	701
State:
Current	190	161	108
Deferred	22	8	21
Total state	212	169	129
Foreign:
Current	487	389	398
Deferred	(37)	(42)	15
Total foreign	450	347	413
Total provision for income taxes	$1,263	$1,325	$1,243
In December 2017, the 2017 Tax Act was signed into law. Except for certain provisions, the 2017 Tax Act is effective for tax years beginning on or after January 1, 2018. The Company is a fiscal-year taxpayer, so most provisions will become effective for fiscal 2019, including limitations on the Company’s ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and limitations on certain business deductions. Provisions with significant impacts that were effective starting in the second quarter of fiscal 2018 and throughout the remainder of fiscal 2018 included: a decrease in the U.S. federal income tax rate, remeasurement of certain net deferred tax liabilities, and a transition tax on deemed repatriation of certain foreign earnings. The decrease in the U.S. federal statutory income tax rate to 21.0% resulted in a blended rate for the Company of 25.6% for fiscal 2018.
The reconciliation between the statutory tax rate and the effective rate is as follows:

	2018		2017		2016
Federal taxes at statutory rate	$1,136	25.6%	$1,414	35.0%	$1,267	35.0%
State taxes, net	154	3.4	116	2.9	91	2.5
Foreign taxes, net	32	0.7	(64)	(1.6)	(21)	(0.6)
Employee stock ownership plan (ESOP)	(14)	(0.3)	(104)	(2.6)	(17)	(0.5)
2017 Tax Act	19	0.4	—	—	—	—
Other	(64)	(1.4)	(37)	(0.9)	(77)	(2.1)
Total	$1,263	28.4%	$1,325	32.8%	$1,243	34.3%
During fiscal 2018, the Company recognized a net tax expense of $19 related to the 2017 Tax Act. This expense included $142 for the estimated tax on deemed repatriation of foreign earnings, and $43 for the reduction in foreign tax credits and other immaterial items, largely offset by a tax benefit of $166 for the provisional remeasurement of certain deferred tax liabilities. These items were predominantly recorded in the second quarter as provisional amounts and reflect the Company's current interpretations and estimates that it believes are reasonable. As the Company continues to evaluate the 2017 Tax Act and available data, it anticipates that adjustments may be made in future periods up to and including the second quarter of fiscal 2019 in accordance with Staff Accounting Bulletin 118.
In fiscal 2018, we also recognized net tax benefits of $76, which was largely driven by the adoption of an accounting standard related to stock-based compensation and other immaterial net benefits. In fiscal 2017, the Company’s provision for income taxes was favorably impacted by a net tax benefit of $104, primarily due to tax benefits recorded in connection with the May 2017 special cash dividends paid by the Company to employees through the Company's 401(k) retirement plan of $82. Dividends on these shares are deductible for U.S. income tax purposes. There was no similar special cash dividend in 2018 or 2016.
The components of the deferred tax assets (liabilities) are as follows:

	2018	2017
Equity compensation	$72	$109
Deferred income/membership fees	136	167
Accrued liabilities and reserves	484	647
Property and equipment	(478)	(747)
Merchandise inventories	(175)	(252)
Other(1)	(40)	18
Net deferred tax (liabilities)/assets	$(1)	$(58)
_______________

(1)	Includes foreign tax credits of $36 for 2017. There were no foreign tax credits in 2018.
The deferred tax accounts at the end of fiscal 2018 and 2017 include deferred income tax assets of $316 and $254, respectively, included in other assets; and deferred income tax liabilities of $317 and $312, respectively, included in other liabilities.
The Company no longer considers current fiscal 2018 and future earnings of our non-U.S. consolidated subsidiaries to be permanently reinvested and has recorded the estimated incremental foreign withholding (net of available foreign tax credits) on current fiscal year earnings and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company continues to consider undistributed earnings of certain non-U.S. consolidated subsidiaries prior to fiscal 2018, which totaled $3,071, to be indefinitely reinvested and has not provided for withholding or state taxes.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2018 and 2017 is as follows:

	2018	2017
Gross unrecognized tax benefit at beginning of year	$52	$52
Gross increases—current year tax positions	6	3
Gross increases—tax positions in prior years	6	17
Gross decreases—tax positions in prior years	(17)	0
Settlements	(1)	(11)
Lapse of statute of limitations	(10)	(9)
Gross unrecognized tax benefit at end of year	$36	$52
The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2018 and 2017, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $32 and $29 at the end of 2018 and 2017, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized during 2018 and 2017 and accrued at the end of each respective period were not material.

The Company is currently under audit by several jurisdictions in the United States and in several foreign countries. Some audits may conclude in the next 12 months and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next 12 months.
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada, and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2014. The Company is currently subject to examination in California for fiscal years 2007 to present. No other examinations are believed to be material.
Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	2018	2017	2016
Net income attributable to Costco	$3,134	$2,679	$2,350
Weighted average number of common shares used in basic net income per common share	438,515	438,437	438,585
RSUs and other	3,319	2,500	2,678
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	441,834	440,937	441,263
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
The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters and exit attendants in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The plaintiff has since indicated that exit attendants are no longer a subject of the litigation. The action in the district court has been stayed pending review by the Ninth Circuit of the order certifying a class. On September 6, 2018, counsel claiming to represent an employee notified the California Labor and Workforce Development agency of an intention to bring similar claims concerning Costco employees engaged at member services counters.
On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. The Company is seeking to cooperate with the request. The Ministry has indicated it has reason to believe the Company received payments in violation of these laws and is seeking disgorgement of these sums.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes and third-party payors concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal court cases that name the Company, including actions filed by a number of counties and cities in Michigan, New Jersey and Ohio, and a third-party payor in Ohio. Similar cases that name the Company have been filed in state courts in New Jersey and Oklahoma. The Company is defending these matters.
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

Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland, and France and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, incurred on behalf of the Company's Canadian and Other International operations, are included in the U.S. operations because those costs generally come under the responsibility of U.S. management.

	United States Operations	Canadian Operations	Other International Operations	Total
2018
Total revenue	$102,286	$20,689	$18,601	$141,576
Operating income	2,787	939	754	4,480
Depreciation and amortization	1,078	135	224	1,437
Additions to property and equipment	2,046	268	655	2,969
Net property and equipment	13,353	1,900	4,428	19,681
Total assets	28,207	4,303	8,320	40,830
2017
Total revenue	$93,889	$18,775	$16,361	$129,025
Operating income	2,644	841	626	4,111
Depreciation and amortization	1,044	124	202	1,370
Additions to property and equipment	1,714	277	511	2,502
Net property and equipment	12,339	1,820	4,002	18,161
Total assets	24,068	4,471	7,808	36,347
2016
Total revenue	$86,579	$17,028	$15,112	$118,719
Operating income	2,326	778	568	3,672
Depreciation and amortization	946	109	200	1,255
Additions to property and equipment	1,823	299	527	2,649
Net property and equipment	11,745	1,628	3,670	17,043
Total assets	22,511	3,480	7,172	33,163
The following table summarizes the percentage of net sales by merchandise category:

	2018	2017	2016
Food and Sundries	41%	41%	43%
Hardlines	16%	16%	16%
Fresh Foods	14%	14%	14%
Softlines	11%	12%	12%
Ancillary	18%	17%	15%

Note 12—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2018 and 2017.

	52 Weeks Ended September 2, 2018
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$31,117	$32,279	$31,624	$43,414	$138,434
Membership fees	692	716	737	997	3,142
Total revenue	31,809	32,995	32,361	44,411	141,576
OPERATING EXPENSES
Merchandise costs	27,617	28,733	28,131	38,671	123,152
Selling, general and administrative	3,224	3,234	3,155	4,263	13,876
Preopening expenses	17	12	8	31	68
Operating income	951	1,016	1,067	1,446	4,480
OTHER INCOME (EXPENSE)
Interest expense	(37)	(37)	(37)	(48)	(159)
Interest income and other, net	22	7	41	51	121
INCOME BEFORE INCOME TAXES	936	986	1,071	1,449	4,442
Provision for income taxes	285	273	309	396	1,263
Net income including noncontrolling interests	651	713	762	1,053	3,179
Net income attributable to noncontrolling interests	(11)	(12)	(12)	(10)	(45)
NET INCOME ATTRIBUTABLE TO COSTCO	$640	$701	$750	$1,043	$3,134
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.46	$1.60	$1.71	$2.38	$7.15
Diluted	$1.45	$1.59	$1.70	$2.36	$7.09
Shares used in calculation (000’s)
Basic	437,965	439,022	438,740	438,379	438,515
Diluted	440,851	441,568	441,715	442,427	441,834
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.50	$0.57	$0.57	$2.14

	53 Weeks Ended September 3, 2017
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)		Fourth Quarter (17 Weeks)	Total (53 Weeks)
REVENUE
Net sales	$27,469	$29,130	$28,216		$41,357	$126,172
Membership fees	630	636	644		943	2,853
Total revenue	28,099	29,766	28,860		42,300	129,025
OPERATING EXPENSES
Merchandise costs	24,288	25,927	24,970		36,697	111,882
Selling, general and administrative	2,940	2,980	2,907		4,123	12,950
Preopening expenses	22	15	15		30	82
Operating income	849	844	968		1,450	4,111
OTHER INCOME (EXPENSE)
Interest expense	(29)	(31)	(21)		(53)	(134)
Interest income and other, net	26	(4)	18		22	62
INCOME BEFORE INCOME TAXES	846	809	965		1,419	4,039
Provision for income taxes	291	288	259	(1)	487	1,325
Net income including noncontrolling interests	555	521	706		932	2,714
Net income attributable to noncontrolling interests	(10)	(6)	(6)		(13)	(35)
NET INCOME ATTRIBUTABLE TO COSTCO	$545	$515	$700		$919	$2,679
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.24	$1.17	$1.59		$2.10	$6.11
Diluted	$1.24	$1.17	$1.59		$2.08	$6.08
Shares used in calculation (000’s)
Basic	438,007	439,127	438,817		437,987	438,437
Diluted	440,525	440,657	441,056		441,036	440,937
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.45	$7.50	(2)	$0.50	$8.90
_______________

(1)	Includes an $82 tax benefit recorded in the third quarter in connection with the special cash dividend paid to employees through the Company's 401(k) Retirement Plan.

(2)	Includes the special cash dividend of $7.00 per share paid in May 2017.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 2, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.
Management's Annual Report on Internal Control Over Financial Reporting
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 2, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals with IT expertise, which led to failures resulting from changes in IT personnel; insufficient training of IT personnel on the importance of ITGCs; and risk-assessment processes inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at September 2, 2018, the Company’s internal control over financial reporting was not effective.
The Company’s independent registered public accounting firm, KPMG LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of September 2, 2018, which appears in Item 8 of this Form 10-K.
Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 2, 2018. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. KPMG LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.
Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating and filling an IT Compliance Oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.
Changes in Internal Control Over Financial Reporting
Except for the material weakness identified during the quarter, as of September 2, 2018, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director

Item 9B—Other Information
None.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2019 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
Item 11—Executive Compensation
The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in Costco’s Proxy Statement.
Item 12—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required by this Item is incorporated herein by reference to the section entitled “Principal Shareholders” and “Equity Compensation Plan Information” in Costco’s Proxy Statement.
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

(b)	Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		11/2/2017

4.1	Form of 2.150% Senior Notes due May 18, 2021		8-K		5/16/2017

4.2	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.3	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.4	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2.1*	Fifth Restated 2002 Stock Incentive Plan		10-Q	2/14/2010	3/17/2010

10.2.2*	Sixth Restated 2002 Stock Incentive Plan		8-K		1/31/2012

10.2.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.2.4*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-U.S. Employee		10-Q	11/22/2015	12/17/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.2.5*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.2.6*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/22/2015	12/17/2015

10.2.7*	Seventh Restated 2002 Stock Incentive Plan Letter Agreement for 2016 Performance-Based Restricted Stock Units-Executive		10-Q	11/22/2015	12/17/2015

10.3.1*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.3.2*	Letter Dated December 18, 2017, Regarding an Extension of the Term of the Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/26/2017	12/21/2017

10.4*	Form of Indemnification Agreement		14A		12/13/1999

10.5*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.6.1**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.6.2**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.6.3**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.6.4**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.6.5**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

10.7*	Fiscal 2018 Executive Bonus Plan		8-K		10/31/2017

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.

(c)	Financial Statement Schedules—None.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 25, 2018

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 25, 2018

By	/s/ W. CRAIG JELINEK	By	/s/ HAMILTON E. JAMES
	W. Craig Jelinek President, Chief Executive Officer and Director		Hamilton E. James Chairman of the Board

By	/s/ RICHARD A. GALANTI	By	/s/ DANIEL M. HINES
	Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)		Daniel M. Hines Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	By	/s/ KENNETH D. DENMAN
	Susan L. Decker Director		Kenneth D. Denman Director

By	/s/ JOHN W. MEISENBACH	By	/s/ CHARLES T. MUNGER
	John W. Meisenbach Director		Charles T. Munger Director

By	/s/ JEFFREY S. RAIKES	By	/s/ JOHN W. STANTON
	Jeffrey S. Raikes Director		John W. Stanton Director

By	/s/ MARY (MAGGIE) A. WILDEROTTER
Mary (Maggie) A. Wilderotter Director