Form 10-Q
period 2018-11-25
COSTCO WHOLESALE CORP /NEW
filed 2018-12-20
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2018
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
(Registrant’s telephone number, including area code): (425) 313-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of December 12, 2018 was 440,490,478.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	November 25, 2018	September 2, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,778	$6,055
Short-term investments	1,175	1,204
Receivables, net	1,795	1,669
Merchandise inventories	12,205	11,040
Other current assets	1,001	321
Total current assets	22,954	20,289
PROPERTY AND EQUIPMENT
Land	6,211	6,193
Buildings and improvements	16,355	16,107
Equipment and fixtures	7,448	7,274
Construction in progress	1,130	1,140
	31,144	30,714
Less accumulated depreciation and amortization	(11,265)	(11,033)
Net property and equipment	19,879	19,681
OTHER ASSETS	981	860
TOTAL ASSETS	$43,814	$40,830
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$13,133	$11,237
Accrued salaries and benefits	2,982	2,994
Accrued member rewards	1,077	1,057
Deferred membership fees	1,695	1,624
Other current liabilities	3,586	3,014
Total current liabilities	22,473	19,926
LONG-TERM DEBT, excluding current portion	6,480	6,487
OTHER LIABILITIES	1,382	1,314
Total liabilities	30,335	27,727
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 440,546,000 and 438,189,000 shares issued and outstanding	4	4
Additional paid-in capital	6,107	6,107
Accumulated other comprehensive loss	(1,331)	(1,199)
Retained earnings	8,387	7,887
Total Costco stockholders’ equity	13,167	12,799
Noncontrolling interests	312	304
Total equity	13,479	13,103
TOTAL LIABILITIES AND EQUITY	$43,814	$40,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended
	November 25, 2018	November 26, 2017
REVENUE
Net sales	$34,311	$31,117
Membership fees	758	692
Total revenue	35,069	31,809
OPERATING EXPENSES
Merchandise costs	30,623	27,617
Selling, general and administrative	3,475	3,224
Preopening expenses	22	17
Operating income	949	951
OTHER INCOME (EXPENSE)
Interest expense	(36)	(37)
Interest income and other, net	22	22
INCOME BEFORE INCOME TAXES	935	936
Provision for income taxes	158	285
Net income including noncontrolling interests	777	651
Net income attributable to noncontrolling interests	(10)	(11)
NET INCOME ATTRIBUTABLE TO COSTCO	$767	$640
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.75	$1.46
Diluted	$1.73	$1.45
Shares used in calculation (000’s):
Basic	439,157	437,965
Diluted	442,749	440,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 25, 2018	November 26, 2017
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$777	$651
Foreign-currency translation adjustment and other, net	(134)	(23)
Comprehensive income	643	628
Less: Comprehensive income attributable to noncontrolling interests	8	11
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$635	$617

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	767	767	10	777
Foreign-currency translation adjustment and other, net	—	—	—	(132)	—	(132)	(2)	(134)
Stock-based compensation	—	—	272	—	—	272	—	272
Release of vested restricted stock units (RSUs), including tax effects	2,507	—	(270)	—	—	(270)	—	(270)
Repurchases of common stock	(150)	—	(2)	—	(32)	(34)	—	(34)
Cash dividend declared and other	—	—	—	—	(235)	(235)	—	(235)
BALANCE AT NOVEMBER 25, 2018	440,546	$4	$6,107	$(1,331)	$8,387	$13,167	$312	$13,479

BALANCE AT SEPTEMBER 3, 2017	437,204	$4	$5,800	$(1,014)	$5,988	$10,778	$301	$11,079
Net income	—	—	—	—	640	640	11	651
Foreign-currency translation adjustment and other, net	—	—	—	(23)	—	(23)	—	(23)
Stock-based compensation	—	—	235	—	—	235	—	235
Release of vested RSUs, including tax effects	2,715	—	(216)	—	—	(216)	—	(216)
Repurchases of common stock	(734)	—	(10)	—	(109)	(119)	—	(119)
Cash dividend declared and other	—	—	2	—	(219)	(217)	(34)	(251)
BALANCE AT NOVEMBER 26, 2017	439,185	$4	$5,811	$(1,037)	$6,300	$11,078	$278	$11,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	12 Weeks Ended
	November 25, 2018	November 26, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$777	$651
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	331	335
Stock-based compensation	270	234
Other non-cash operating activities, net	(4)	(5)
Deferred income taxes	(31)	(2)
Changes in operating assets and liabilities:
Merchandise inventories	(1,324)	(1,415)
Accounts payable	1,822	2,058
Other operating assets and liabilities, net	336	150
Net cash provided by operating activities	2,177	2,006
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(316)	(272)
Maturities and sales of short-term investments	340	311
Additions to property and equipment	(730)	(820)
Other investing activities, net	(31)	(4)
Net cash used in investing activities	(737)	(785)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	193	377
Repayments of long-term debt	(89)	(58)
Tax withholdings on stock-based awards	(270)	(216)
Repurchases of common stock	(32)	(124)
Cash dividend payments	(501)	0
Other financing activities, net	(1)	(37)
Net cash used in financing activities	(700)	(58)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17)	(20)
Net change in cash and cash equivalents	723	1,143
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	6,055	4,546
CASH AND CASH EQUIVALENTS END OF PERIOD	$6,778	$5,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first twelve weeks of year for:
Interest (reduced by $5 and $4, interest capitalized in 2019 and 2018, respectively)	$49	$54
Income taxes, net	$133	$314
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 25, 2018, Costco operated 768 warehouses worldwide: 533 United States (U.S.) locations (in 44 U.S. states, Washington, D.C., and Puerto Rico), 100 Canada locations, 39 Mexico locations, 28 United Kingdom (U.K.) locations, 26 Japan locations, 15 Korea locations, 13 Taiwan locations, 10 Australia locations, two Spain locations, one Iceland location, and one France location. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. During the first quarter of 2018, the Company purchased its former joint venture partner's remaining equity interest in its Korean operations. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 2, 2018.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2019 is a 52-week year ending on September 1, 2019. References to the first quarter of 2019 and 2018 relate to the 12-week fiscal quarters ended November 25, 2018, and November 26, 2017, respectively.
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

Revenue Recognition
The Company recognizes sales for the amount of consideration collected from the member, which includes gross shipping fees where applicable, and is net of sales taxes and merchandise returns. The Company reserves for estimated sales returns based on historical trends in merchandise returns, and reduces sales and merchandise costs accordingly. The Company records, on a gross basis, a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the condensed consolidated balance sheets.
Merchandise Sales - The Company offers merchandise in the following core merchandise categories: food and sundries, hardlines, softlines, and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is recognized upon shipment to the member to the extent there is no installation provided as a part of the contract. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the condensed consolidated balance sheets.
Principal Versus Agent - The Company is the principal for the majority of its transactions and recognizes revenue on a gross basis. The Company is the principal when it has control of the merchandise or service before it is transferred to the member, which generally is established when Costco is primarily responsible for merchandising decisions, maintains the relationship with the member, including assurance of member service and satisfaction, and has pricing discretion.
Membership Fees - The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. The Company recognized $758 of membership fees during the first quarter of 2019, of which $662 was included in the deferred membership fees balance of $1,624 at the end of 2018. Deferred membership fees were $1,695 at the end of the first quarter of 2019.
In certain countries, the Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $1,000 per year), which does not expire and can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the condensed consolidated balance sheets. Estimated breakage is computed based on redemption data. The net reduction in sales was $350 and $317 in the first quarter of 2019 and 2018, respectively.
Cash Cards - The Company sells and otherwise provides proprietary cash cards that do not expire and are redeemable at the warehouse or online for merchandise or membership. Revenue from cash cards is recognized upon redemption, and estimated breakage is recognized based on redemption data. The Company accounts for outstanding cash card balances as a cash card liability, net of estimated breakage and as of the end of the first quarter of 2019 and 2018, the cash card liability was not material.
Co-Brand Credit Card Program - Under the terms of the Company's co-branded credit card program, Citibank, N.A. (“Citi”) became the exclusive issuer of co-branded credit cards to U.S. members in June 2016. The Company receives various forms of consideration, including a royalty on purchases made on the card outside of Costco, a portion of which is used to fund the rebate that cardholders receive after giving rise to estimated breakage. The rebates are issued in February and expire on December 31 of each year. Breakage is estimated based on redemption data.

Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, providing for changes in the recognition of revenue from contracts with customers. The guidance requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted the new standard in the first quarter of 2019, using the modified retrospective approach and recorded a cumulative effect adjustment of $16 as an increase to retained earnings, which is included in cash dividend declared and other in the condensed consolidated statements of equity.
The new standard impacted the presentation and timing of certain revenue transactions. Specifically, the changes included gross presentation of the Company’s estimate of merchandise returns reserve and related recoverable assets, recognizing cash card breakage over the period of redemption, and accelerating the recognition of certain e-commerce and special order sales. Additionally, the Company’s evaluation under the new standard of its status as a principal in certain vendor arrangements resulted in the recognition of additional sales on a gross basis.
The effect of the standard on the Company's condensed consolidated balance sheet was an increase to other current liabilities and other current assets of $649 and $692 at adoption and at the end of the first quarter of 2019, respectively, related to the estimate of merchandise returns reserve and the related recoverable assets.
The effect of the adoption of this standard on the Company's condensed consolidated statement of income for the first quarter of 2019 is as follows:

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net Sales	$34,311	$340	$33,971
Merchandise Costs	30,623	331	30,292
Gross Margin (1)	3,688	9	3,679
 _______________

(1)	Net sales less merchandise costs.
For related disaggregated revenue disclosures, see Note 10.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, which will require recognition on the balance sheet of rights and obligations created by leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option, which does not require application of the guidance to comparative periods in the year of adoption. The primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or cash flows. Additionally, the Company is in the process of reviewing current accounting policies and related disclosures, changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.

Note 2—Investments
The Company's investments were as follows:

November 25, 2018:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$901	$(14)	$887
Held-to-maturity:
Certificates of deposit	288		288
Total short-term investments	$1,189	$(14)	$1,175

September 2, 2018:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$912	$(14)	$898
Held-to-maturity:
Certificates of deposit	306		306
Total short-term investments	$1,218	$(14)	$1,204
Gross unrealized gains and losses on available-for-sale securities were not material for the first quarter of 2019 or 2018. At November 25, 2018, and September 2, 2018, available-for-sale securities that were in a continuous unrealized-loss position were not material.
There were no sales of available-for-sale securities during the first quarter of 2019. Proceeds from sales of available-for-sale securities were $35 during the first quarter of 2018 and gross realized gains and losses for these sales were immaterial.
The maturities of available-for-sale and held-to-maturity securities at November 25, 2018, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$377	$375	$288
Due after one year through five years	505	494	0
Due after five years	19	18	0
Total	$901	$887	$288

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

November 25, 2018:	Level 1	Level 2
Money market mutual funds(1)	$4	$0
Investment in government and agency securities(2)	0	896
Forward foreign-exchange contracts, in asset position(3)	0	12
Forward foreign-exchange contracts, in (liability) position(3)	0	(1)
Total	$4	$907

September 2, 2018:	Level 1	Level 2
Money market mutual funds(1)	$9	$0
Investment in government and agency securities(2)	0	903
Forward foreign-exchange contracts, in asset position(3)	0	16
Forward foreign-exchange contracts, in (liability) position(3)	0	(2)
Total	$9	$917
 _______________

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)
At November 25, 2018, immaterial cash and cash equivalents and $887 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 2, 2018, immaterial cash and cash equivalents and $898 short-term investments are included in the accompanying condensed consolidated balance sheets.

(3)	The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
During and at the periods ended November 25, 2018, and September 2, 2018, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the first quarter of 2019 or 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets recorded at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2019 or 2018.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 25, 2018	September 2, 2018
1.70% Senior Notes due December 2019	$1,200	$1,200
1.75% Senior Notes due February 2020	500	500
2.15% Senior Notes due May 2021	1,000	1,000
2.25% Senior Notes due February 2022	500	500
2.30% Senior Notes due May 2022	800	800
2.75% Senior Notes due May 2024	1,000	1,000
3.00% Senior Notes due May 2027	1,000	1,000
Other long-term debt	514	613
Total long-term debt	6,514	6,613
Less unamortized debt discounts and issuance costs	34	36
Less current portion (1)	—	90
Long-term debt, excluding current portion	$6,480	$6,487
 _______________

(1)	Included in other current liabilities in the condensed consolidated balance sheet.
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary and are valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,360 and $6,492 at November 25, 2018, and September 2, 2018, respectively.
Note 5—Equity
Dividends
The Company’s current quarterly dividend rate is $0.57 per share, compared to $0.50 per share in the first quarter of 2018. On October 24, 2018, the Board of Directors declared a quarterly dividend in the amount of $0.57 per share, which was paid on November 23, 2018.
Stock Repurchase Programs
Stock repurchase activity during the first quarter of 2019 and 2018 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
First quarter of 2019	150	$229.35	$34

First quarter of 2018	734	$162.51	$119
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $2,393 at November 25, 2018. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 6—Stock-Based Compensation
The Seventh Restated 2002 Stock Incentive Plan authorized the issuance of 23,500,000 shares (13,429,000 RSUs) of common stock for future grants in addition to the shares authorized under the previous plan. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At November 25, 2018, 5,553,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	6,415,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
91,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
150,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2019, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2019:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 2, 2018	7,578	$140.85
Granted	2,642	223.34
Vested and delivered	(3,682)	155.66
Forfeited	(32)	158.81
Outstanding at November 25, 2018	6,506	$165.89
The remaining unrecognized compensation cost related to non-vested RSUs at November 25, 2018, was $1,011, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Stock-based compensation expense before income taxes	$270	$234
Less recognized income tax benefit (1)	(61)	(77)
Stock-based compensation expense, net of income taxes	$209	$157
 _______________

(1)	For the first quarter of 2019, the tax benefit reflects the reduction in the U.S. federal statutory income tax rate from 35% to 21%.

Note 7—Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The Company is a fiscal-year taxpayer, so most provisions became effective for fiscal 2019, including limitations on the Company’s ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and limitations on certain business deductions. Implementation of the 2017 Tax Act involves provisional determinations based on the Company's current interpretation and estimates that it believes are reasonable. The Company continues to evaluate the impact of the 2017 Tax Act, and adjustments may be made through the second quarter of 2019, in accordance with Staff Accounting Bulletin 118.
Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Net income attributable to Costco	$767	$640
Weighted average number of common shares used in basic net income per common share	439,157	437,965
RSUs	3,592	2,886
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,749	440,851
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
On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. The Ministry has indicated that it has reason to believe the Company received payments in violation of these laws and is seeking disgorgement of these sums, and the Company is engaged in discussions concerning a settlement payment.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes and third-party payors concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal court cases that name the Company, including actions filed by a number of counties and cities in Michigan, New Jersey and Ohio, and a third-party payor in Ohio. Similar cases that name the Company are pending in state court in Oklahoma. The Company is defending all of these matters.
The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash. filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash. filed Dec. 11, 2018).   The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting.  They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees.  The Company expects these actions to be vigorously defended.
Members of the Board of Directors, one other individual, and the Company are defendants in a shareholder derivative action related to the internal controls and related disclosures identified in the putative class actions, alleging that the individual defendants breached their fiduciary duties. Wedekind v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (W.D. Wash. filed Dec. 11, 2018). The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and costs and attorneys' fees.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company, which is a nominal defendant.
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

Note 10—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland and France and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 2, 2018, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International Operations, but are included in the U.S. Operations because those costs generally come under the responsibility of the Company's U.S. management team.

	United States Operations	Canadian Operations	Other International Operations	Total
Twelve Weeks Ended November 25, 2018
Total revenue	$25,550	$4,977	$4,542	$35,069
Operating income	560	214	175	949
Depreciation and amortization	248	31	52	331
Additions to property and equipment	524	94	112	730
Net property and equipment	13,580	1,914	4,385	19,879
Total assets	30,499	4,673	8,642	43,814
Twelve Weeks Ended November 26, 2017
Total revenue	$22,813	$4,771	$4,225	$31,809
Operating income	533	236	182	951
Depreciation and amortization	252	32	51	335
Additions to property and equipment	480	75	265	820
Net property and equipment	12,573	1,836	4,273	18,682
Total assets	27,005	4,138	8,235	39,378
Year Ended September 2, 2018
Total revenue	$102,286	$20,689	$18,601	$141,576
Operating income	2,787	939	754	4,480
Depreciation and amortization	1,078	135	224	1,437
Additions to property and equipment	2,046	268	655	2,969
Net property and equipment	13,353	1,900	4,428	19,681
Total assets	28,207	4,303	8,320	40,830
Disaggregated Revenue

The following table summarizes net sales by merchandise category:	12 Weeks Ended
November 25, 2018
Foods & Sundries	$13,641
Hardlines	5,840
Fresh Foods	4,293
Softlines	4,123
Ancillary	6,414
Total Net Sales	$34,311

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions (including tariffs), the ability to remediate material weaknesses in internal control, and other risks identified from time to time in our public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2018 Annual Report on Form 10-K, previously filed with the SEC.
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
We believe that the most important driver of our profitability is sales growth, particularly comparable warehouse sales (comparable sales) growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); changes in the cost of gasoline and associated competitive conditions; and the implementation of the new revenue recognition standard. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items, and through our online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods– consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members, but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable potential sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally has also increased our sales.
Our membership format is an integral part of our business and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Our paid membership growth rate may be adversely impacted when warehouse openings occur in existing markets, as compared to new markets.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 10 to the consolidated financial statements included in Part I, Item 1, of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefits costs as a percentage of country sales, and/or less or no direct membership warehouse competition.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2019 and 2018 relate to the 12-week fiscal quarters ended November 25, 2018, and November 26, 2017, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the first quarter of 2019 as compared to the first quarter of 2018 include:

•	Net sales increased 10% to $34,311, driven by an increase in comparable sales of 9% and sales at 22 net new warehouses opened since the end of the first quarter of fiscal 2018;

•	Membership fee revenue increased 10% to $758, primarily due to the annual fee increase in the U.S. and Canada in June 2017 and sign-ups at existing and new warehouses;

•
Gross margin percentage decreased 50 basis points due to the impacts of gasoline price inflation and the new revenue recognition standard on net sales, lower gross margins in certain core merchandise categories and an adjustment to our estimate of breakage on rewards earned under our co-branded credit card program;

•	SG&A expenses as a percentage of net sales decreased 23 basis points, due to the impacts of gasoline price inflation and the new revenue recognition standard on net sales;

•
The provision for income taxes in the first quarter of 2019 was positively impacted by a lower corporate tax rate, a benefit of $27, or $0.06 per diluted share, related to the 2017 Tax Act and a benefit related to stock-based compensation of $59, or $0.13 per diluted share. In the first quarter of 2018, the tax benefit related to stock-based compensation was $41, or $0.09 per diluted share;

•	Net income increased 20% to $767, or $1.73 per diluted share, compared to $640, or $1.45 per diluted share in 2018; and

•	On October 24, 2018, our Board of Directors declared a quarterly cash-dividend of $0.57 per share, which was paid on November 23, 2018.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Net Sales	$34,311	$31,117
Changes in net sales
U.S	12%	12%
Canada	4%	16%
Other international	8%	17%
Total Company	10%	13%
Changes in comparable sales:
U.S	11%	10%
Canada	2%	11%
Other international	4%	10%
Total Company	9%	10%
Changes in comparable sales excluding the impact of changes in foreign currency and gasoline prices (1):
U.S	8%	9%
Canada	5%	4%
Other international	6%	8%
Total Company	7%	8%
 _______________

(1)	Excludes the impact of the new revenue recognition standard for the period ended November 25, 2018. See Item 1 Note 1.
Net Sales
Net sales increased $3,194 or 10% during the first quarter of 2019, compared to the first quarter of 2018. This increase was attributable to an increase in comparable sales of 9% and sales at the 22 net new warehouses opened since the end of the first quarter of 2018.
Changes in gasoline prices positively impacted net sales by approximately $421, or 135 basis points, due to a 13% increase in the average sales price per gallon. The new revenue recognition standard also positively impacted net sales by $340, or 109 basis points. These increases were partially offset by changes in foreign currencies relative to the U.S. dollar which negatively impacted net sales by approximately $313, or 101 basis points, compared to the first quarter of 2018, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 9% in the first quarter of 2019 and were positively impacted by increases in shopping frequency and the average ticket. The average ticket and comparable sales results were positively impacted by an increase in gasoline prices and the adoption of the new revenue recognition standard, partially offset by the negative impact of changes in foreign currencies relative to the U.S. dollar. Changes in comparable sales includes the negative impact of cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Membership fees	$758	$692
Membership fees as a percentage of net sales	2.21%	2.22%
Total paid members as of quarter end (000's)	52,200	49,900
Total cardholders as of quarter end (000's)	95,400	91,500
Membership fees increased 10% in the first quarter of 2019. This was primarily due to the fee increase (discussed below) and sign-ups at existing and new warehouses. Renewal rates are 91% in the U.S. and Canada and 88% worldwide.
As previously reported, in fiscal 2017 we increased our annual membership fees in the U.S. and Canada. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on revenues during the first quarter of 2019 of approximately $37, and will positively impact the next several quarters totaling approximately $70 in fiscal 2019.
Gross Margin

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Net sales	$34,311	$31,117
Less merchandise costs	30,623	27,617
Gross margin	$3,688	$3,500
Gross margin percentage	10.75%	11.25%
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), decreased six basis points, primarily due to decreases in softlines and fresh foods partially offset by increases in food and sundries and hardlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 50 basis points compared to the first quarter of 2018. Excluding the impacts of gasoline price inflation and the new revenue recognition standard on net sales, gross margin as a percentage of adjusted net sales was 10.99%, a decrease of 26 basis points. This was primarily due to a 22 basis point decrease in our core merchandise categories and was also negatively impacted by 13 basis points due to an adjustment to our estimate of breakage on rewards earned under our co-branded credit card program. These decreases were partially offset by an 11 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. operations, primarily due to lower gross margins in our core merchandise categories and the breakage adjustment mentioned above. The segment gross margin percentage in our Canadian operations decreased, predominantly in food and sundries, hardlines and certain of our warehouse ancillary and other businesses. Other International operations decreased, primarily in our core merchandise categories.

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 25, 2018	November 26, 2017
SG&A expenses	$3,475	$3,224
SG&A expenses as a percentage of net sales	10.13%	10.36%
SG&A expenses as a percentage of net sales decreased 23 basis points compared to the first quarter of 2018. Excluding the impacts of gasoline price inflation and the new revenue recognition standard on net sales, SG&A expenses as a percentage of adjusted net sales was 10.36%, or flat compared to the prior year. Operating costs related to warehouse, ancillary and other businesses, which includes e-commerce and travel, were lower by four basis points, predominantly in our U.S. operations, due to leveraging increased sales, partially offset by the wage increases of our U.S. hourly employees that went into effect in June 2018. Central operating costs were lower by two basis points. Stock compensation expense was higher by six basis points, primarily due to appreciation in share price.
Preopening Expense

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Preopening expenses	$22	$17
Warehouse openings, including relocations
United States	6	6
Canada	2	1
Other International	0	0
Total warehouse openings, including relocations	8	7

Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2019, we expect to open 19 warehouses, including two relocations, compared to 18 warehouses, including two relocations, opened in the remainder of fiscal 2018.
Interest Expense

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Interest expense	$36	$37
Interest expense is primarily related to Senior Notes. In October 2018 we repaid a Guaranteed Senior Note issued by our Japanese subsidiary.

Interest Income and Other, Net

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Interest income	$21	$13
Foreign-currency transaction gains (losses), net	(5)	4
Other, net	6	5
Interest income and other, net	$22	$22

Interest income increased for the first quarter ended November 25, 2018, due to higher interest rates earned on higher average cash and investment balances. Foreign-currency transaction gains (losses), net, include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018.
Provision for Income Taxes

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Provision for income taxes	$158	$285
Effective tax rate	16.9%	30.4%
The effective tax rate for the first quarter of 2019 was favorably impacted by a reduction in the U.S. federal corporate rate from 35% to 21% and discrete net tax benefits of $93. Net discrete tax benefits included $59 related to the stock-based compensation accounting standard adopted in the first quarter of 2018 and $27 related to continuing implementation of the 2017 Tax Act. Excluding the discrete net tax benefits, the tax rate was 26.8% for the quarter. The effective tax rate for the first quarter of 2018 was favorably impacted by a discrete tax benefit of $41 related to the stock-based compensation accounting standard.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 25, 2018	November 26, 2017
Net cash provided by operating activities	$2,177	$2,006
Net cash used in investing activities	(737)	(785)
Net cash used in financing activities	(700)	(58)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $7,953 and $7,259 at November 25, 2018, and September 2, 2018, respectively. Of these balances, approximately $1,611 and $1,348 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2,177 in the first quarter of 2019, compared to $2,006 in the first quarter of 2018. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs including payroll and employee benefits, utilities, and debit and credit card processing fees. Cash used in operations also includes payments for income taxes.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $737 in the first quarter of 2019 compared to $785 in the first quarter of 2018, and primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
We opened eight new warehouses including two relocations in the first quarter of 2019 and plan to open 19 additional new warehouses, including two relocations, for the remainder of fiscal 2019. Our primary requirements for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations and working capital. In the first quarter of 2019, we spent $730 on capital expenditures, and it is our current intention to spend approximately $2,800 to $3,100 during fiscal 2019. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $700 in the first quarter of 2019 compared to $58 in the first quarter of 2018. Cash flow used in financing activities primarily related to the payment of cash dividends and withholding taxes on stock-based awards. Dividends totaling $501 were paid during the first quarter of 2019, of which $250 related to the dividend declared in August 2018 and $251 related to the dividend declared in October 2018. There were no dividends paid in the first quarter of 2018.
Stock Repurchase Programs
During the first quarter of 2019 and 2018, we repurchased 150,000 and 734,000 shares of common stock, at an average price of $229.35 and $162.51, respectively, totaling approximately $34 and $119, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.

Dividends
Our current quarterly dividend rate is $0.57 per share. On October 24, 2018, our Board of Directors declared a quarterly dividend of $0.57 per share payable to shareholders of record on November 9, 2018. The dividend was paid on November 23, 2018.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 25, 2018, we had borrowing capacity under these facilities of $876, including a $400 revolving line of credit, which expires in June 2019. The Company currently has no plans to draw upon this facility. Our international operations maintain $348 of the total borrowing capacity under bank credit facilities, of which $144 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2019 or at the end of 2018.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $234. The outstanding standby letters of credit under these facilities at the end of the first quarter of 2019 totaled $163, and many expire within one year. Bank credit facilities and commercial paper programs that expire typically have a one year term and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.
Contractual Obligations

As of the date of this report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018. There have been no material changes to the critical accounting policies previously disclosed in that Report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 25, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 2, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 2, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of fiscal 2019 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 3, 2018 - September 30, 2018	40,000	$236.62	40,000	$2,418
October 1, 2018 - October 28, 2018	48,000	226.49	48,000	2,407
October 29, 2018 - November 25, 2018	62,000	226.87	62,000	2,393
Total first quarter	150,000	$229.35	150,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.
Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/15/2015	3/11/2015

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		11/2/2017

10.1*	Fiscal 2019 Executive Bonus Plan		8-K		10/26/2018

10.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _______________
*Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 19, 2018	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 19, 2018	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director