Form 10-Q
period 2019-02-17
COSTCO WHOLESALE CORP /NEW
filed 2019-03-13
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 17, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
The number of shares outstanding of the issuer's common stock as of March 6, 2019 was 439,880,257.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	February 17, 2019	September 2, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,080	$6,055
Short-term investments	1,042	1,204
Receivables, net	1,995	1,669
Merchandise inventories	11,356	11,040
Other current assets	1,175	321
Total current assets	21,648	20,289
PROPERTY AND EQUIPMENT
Land	6,300	6,193
Buildings and improvements	16,533	16,107
Equipment and fixtures	7,704	7,274
Construction in progress	1,165	1,140
	31,702	30,714
Less accumulated depreciation and amortization	(11,557)	(11,033)
Net property and equipment	20,145	19,681
OTHER ASSETS	1,006	860
TOTAL ASSETS	$42,799	$40,830
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$10,711	$11,237
Accrued salaries and benefits	3,173	2,994
Accrued member rewards	1,130	1,057
Deferred membership fees	1,735	1,624
Current portion of long-term debt	1,698	90
Other current liabilities	4,003	2,924
Total current liabilities	22,450	19,926
LONG-TERM DEBT, excluding current portion	4,794	6,487
OTHER LIABILITIES	1,372	1,314
Total liabilities	28,616	27,727
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 439,989,000 and 438,189,000 shares issued and outstanding	4	4
Additional paid-in capital	6,218	6,107
Accumulated other comprehensive loss	(1,280)	(1,199)
Retained earnings	8,916	7,887
Total Costco stockholders’ equity	13,858	12,799
Noncontrolling interests	325	304
Total equity	14,183	13,103
TOTAL LIABILITIES AND EQUITY	$42,799	$40,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
REVENUE
Net sales	$34,628	$32,279	$68,939	$63,396
Membership fees	768	716	1,526	1,408
Total revenue	35,396	32,995	70,465	64,804
OPERATING EXPENSES
Merchandise costs	30,720	28,733	61,343	56,350
Selling, general and administrative	3,464	3,234	6,939	6,458
Preopening expenses	9	12	31	29
Operating income	1,203	1,016	2,152	1,967
OTHER INCOME (EXPENSE)
Interest expense	(34)	(37)	(70)	(74)
Interest income and other, net	46	7	68	29
INCOME BEFORE INCOME TAXES	1,215	986	2,150	1,922
Provision for income taxes	314	273	472	558
Net income including noncontrolling interests	901	713	1,678	1,364
Net income attributable to noncontrolling interests	(12)	(12)	(22)	(23)
NET INCOME ATTRIBUTABLE TO COSTCO	$889	$701	$1,656	$1,341
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.02	$1.60	$3.77	$3.06
Diluted	$2.01	$1.59	$3.74	$3.04
Shares used in calculation (000’s):
Basic	440,284	439,022	439,721	438,494
Diluted	442,337	441,568	442,535	441,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$901	$713	$1,678	$1,364
Foreign-currency translation adjustment and other, net	52	150	(82)	127
Comprehensive income	953	863	1,596	1,491
Less: Comprehensive income attributable to noncontrolling interests	13	22	21	33
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$940	$841	$1,575	$1,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)
(unaudited)

	12 Weeks Ended February 17, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT NOVEMBER 25, 2018	440,546	$4	$6,107	$(1,331)	$8,387	$13,167	$312	$13,479
Net income	—	—	—	—	889	889	12	901
Foreign-currency translation adjustment and other, net	—	—	—	51	—	51	1	52
Stock-based compensation	—	—	119	—	—	119	—	119
Release of vested restricted stock units (RSUs), including tax effects	4	—	—	—	—	—	—	—
Repurchases of common stock	(561)	—	(8)	—	(109)	(117)	—	(117)
Cash dividend declared and other	—	—	—	—	(251)	(251)	—	(251)
BALANCE AT FEBRUARY 17, 2019	439,989	$4	$6,218	$(1,280)	$8,916	$13,858	$325	$14,183

	12 Weeks Ended February 18, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT NOVEMBER 26, 2017	439,185	$4	$5,811	$(1,037)	$6,300	$11,078	$278	$11,356
Net income	—	—	—	—	701	701	12	713
Foreign-currency translation adjustment and other, net	—	—	—	140	—	140	10	150
Stock-based compensation	—	—	113	—	—	113	—	113
Release of vested RSUs, including tax effects	11	—	—	—	—	—	—	—
Repurchases of common stock	(313)	—	(4)	—	(55)	(59)	—	(59)
Cash dividend declared and other	—	—	—	—	(219)	(219)	(1)	(220)
BALANCE AT FEBRUARY 18, 2018	438,883	$4	$5,920	$(897)	$6,727	$11,754	$299	$12,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)
(unaudited)

	24 Weeks Ended February 17, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	1,656	1,656	22	1,678
Foreign-currency translation adjustment and other, net	—	—	—	(81)	—	(81)	(1)	(82)
Stock-based compensation	—	—	391	—	—	391	—	391
Release of vested restricted stock units (RSUs), including tax effects	2,511	—	(270)	—	—	(270)	—	(270)
Repurchases of common stock	(711)	—	(10)	—	(141)	(151)	—	(151)
Cash dividend declared and other	—	—	—	—	(486)	(486)	—	(486)
BALANCE AT FEBRUARY 17, 2019	439,989	$4	$6,218	$(1,280)	$8,916	$13,858	$325	$14,183

	24 Weeks Ended February 18, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 3, 2017	437,204	$4	$5,800	$(1,014)	$5,988	$10,778	$301	$11,079
Net income	—	—	—	—	1,341	1,341	23	1,364
Foreign-currency translation adjustment and other, net	—	—	—	117	—	117	10	127
Stock-based compensation	—	—	348	—	—	348	—	348
Release of vested RSUs, including tax effects	2,726	—	(216)	—	—	(216)	—	(216)
Repurchases of common stock	(1,047)	—	(14)	—	(164)	(178)	—	(178)
Cash dividend declared and other	—	—	2	—	(438)	(436)	(35)	(471)
BALANCE AT FEBRUARY 18, 2018	438,883	$4	$5,920	$(897)	$6,727	$11,754	$299	$12,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	24 Weeks Ended
	February 17, 2019	February 18, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,678	$1,364
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	683	679
Stock-based compensation	389	346
Other non-cash operating activities, net	6	10
Deferred income taxes	(27)	(64)
Changes in operating assets and liabilities:
Merchandise inventories	(449)	(802)
Accounts payable	(684)	486
Other operating assets and liabilities, net	362	96
Net cash provided by operating activities	1,958	2,115
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(457)	(407)
Maturities and sales of short-term investments	621	588
Additions to property and equipment	(1,317)	(1,328)
Other investing activities, net	(18)	(11)
Net cash used in investing activities	(1,171)	(1,158)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	262	(33)
Repayments of long-term debt	(89)	(58)
Tax withholdings on stock-based awards	(270)	(216)
Repurchases of common stock	(149)	(184)
Cash dividend payments	(501)	(220)
Other financing activities, net	(2)	(37)
Net cash used in financing activities	(749)	(748)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	26
Net change in cash and cash equivalents	25	235
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	6,055	4,546
CASH AND CASH EQUIVALENTS END OF PERIOD	$6,080	$4,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of year for:
Interest (reduced by $12 and $7, interest capitalized in 2019 and 2018, respectively)	$68	$78
Income taxes, net	$677	$661
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$251	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended February 17, 2019, Costco operated 769 warehouses worldwide: 534 in the United States (U.S.) located in 44 states, Washington, D.C., and Puerto Rico, 100 in Canada, 39 in Mexico, 28 in the United Kingdom (U.K.), 26 in Japan, 15 in Korea, 13 in Taiwan, 10 in Australia, two in Spain, and one each in Iceland and France. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2019 is a 52 week year ending on September 1, 2019. References to the second quarter of 2019 and 2018 relate to the 12 week fiscal quarters ended February 17, 2019, and February 18, 2018, respectively. References to the first half of 2019 and 2018 relate to the 24 weeks ended February 17, 2019, and February 18, 2018, respectively.
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

Revenue Recognition
The Company recognizes sales for the amount of consideration collected from the member, which includes gross shipping fees where applicable, and is net of sales taxes collected and remitted to government agencies and merchandise returns. The Company reserves for estimated sales returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The Company records, on a gross basis, a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the condensed consolidated balance sheets.
Merchandise Sales - The Company offers merchandise in the following core merchandise categories: food and sundries, hardlines, softlines, and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is recognized upon shipment to the member to the extent there is no installation provided as a part of the contract. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs and included in merchandise costs in the condensed consolidated statements of income. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the condensed consolidated balance sheets.
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
Membership Fees - The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. For the first half of 2019, the Company recognized $1,526 of membership fees, of which $1,144 was included in deferred membership at the end of 2018.
In certain countries, the Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum reward of approximately $1,000 per year), which does not expire and can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the condensed consolidated balance sheets. Estimated breakage is computed based on redemption data. In the second quarter of 2019 and 2018 the net reduction in sales was $364 and $329, respectively. In the first half of 2019 and 2018 the net reduction in sales was $714 and $646, respectively.
Cash Cards - The Company sells and otherwise provides proprietary cash cards that do not expire and are redeemable at the warehouse or online for merchandise or membership. Revenue from cash cards is recognized upon redemption, and estimated breakage is recognized based on redemption data. The Company accounts for outstanding cash card balances as a cash card liability, net of estimated breakage and as of February 17, 2019, and September 2, 2018, the cash card liability was not material.
Co-Brand Credit Card Program - Citibank, N.A. (“Citi”) became the exclusive issuer of co-branded credit cards to U.S. members in June 2016. The Company receives various forms of consideration, including a royalty on purchases made on the card outside of Costco, a portion of which is used to fund the rebate that cardholders receive after giving rise to estimated breakage. The rebates are issued in February and expire on December 31 of each year. Breakage is estimated based on redemption data.

Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, providing for changes in the recognition of revenue from contracts with customers. The guidance requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted the standard in the first quarter of 2019, using the modified retrospective approach and recorded a cumulative effect adjustment of $16 as an increase to retained earnings, which is included in cash dividend declared and other in the condensed consolidated statements of equity.
The standard impacted the presentation and timing of certain revenue transactions. Specifically, the changes included gross presentation of the Company’s estimate of merchandise returns reserve and related recoverable assets, recognizing cash card breakage over the period of redemption, and accelerating the recognition of certain e-commerce and special order sales. Additionally, the Company’s evaluation under the standard of its status as a principal in certain vendor arrangements resulted in the recognition of additional sales on a gross basis.
The effect of the standard on the Company's condensed consolidated balance sheet was an increase to other current liabilities and other current assets of $649 and $731 at adoption and at the end of the second quarter of 2019, respectively, related to the estimate of merchandise returns reserve and the related recoverable assets.
The effect of the adoption of this standard on the Company's condensed consolidated statement of income is as follows:

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
12 Weeks Ended February 17, 2019
Net Sales	$34,628	$179	$34,449
Merchandise Costs	30,720	183	30,537
Gross Margin (1)	3,908	(4)	3,912

24 Weeks Ended February 17, 2019
Net Sales	$68,939	$519	$68,420
Merchandise Costs	61,343	514	60,829
Gross Margin (1)	7,596	5	7,591
 _______________

(1)	Net sales less merchandise costs.
For related disaggregated revenue disclosures, see Note 10.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, which requires recognition on the balance sheet of rights and obligations created by leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and utilize the transition option, which allows for a cumulative-effect adjustment in the period of adoption and does not require application of the guidance to comparative periods. The primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or cash flows. The Company is reviewing current accounting policies and related disclosures, and evaluating changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.

Note 2—Investments
The Company's investments were as follows:

February 17, 2019:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$892	$(8)	$884
Held-to-maturity:
Certificates of deposit	158		158
Total short-term investments	$1,050	$(8)	$1,042

September 2, 2018:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$912	$(14)	$898
Held-to-maturity:
Certificates of deposit	306		306
Total short-term investments	$1,218	$(14)	$1,204
Gross unrealized gains and losses on available-for-sale securities were not material for the second quarter and first half of 2019 and 2018. At February 17, 2019, and September 2, 2018, available-for-sale securities that were in a continuous unrealized-loss position were not material.
There were no sales of available-for-sale securities during the first half of 2019. Proceeds from sales of available-for-sale securities were immaterial and $39 during the second quarter and first half of 2018, respectively. Gross realized gains and losses for these sales were immaterial.
The maturities of available-for-sale and held-to-maturity securities at February 17, 2019, were as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$403	$401	$158
Due after one year through five years	458	452	0
Due after five years	31	31	0
Total	$892	$884	$158

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

February 17, 2019:	Level 1	Level 2
Investment in government and agency securities(1)	$0	$1,030
Forward foreign-exchange contracts, in asset position(2)	0	7
Forward foreign-exchange contracts, in (liability) position(2)	0	(2)
Total	$0	$1,035

September 2, 2018:	Level 1	Level 2
Money market mutual funds(3)	$9	$0
Investment in government and agency securities(1)	0	903
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(2)
Total	$9	$917
 _______________

(1)
At February 17, 2019, $146 cash and cash equivalents and $884 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 2, 2018, immaterial cash and cash equivalents and $898 short-term investments are included in the accompanying condensed consolidated balance sheets.

(2)	The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
During and at the periods ended February 17, 2019, and September 2, 2018, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the second quarter or the first half of 2019 or 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets recorded at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the second quarter or first half of 2019 and 2018.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 17, 2019	September 2, 2018
1.70% Senior Notes due December 2019	$1,200	$1,200
1.75% Senior Notes due February 2020	500	500
2.15% Senior Notes due May 2021	1,000	1,000
2.25% Senior Notes due February 2022	500	500
2.30% Senior Notes due May 2022	800	800
2.75% Senior Notes due May 2024	1,000	1,000
3.00% Senior Notes due May 2027	1,000	1,000
Other long-term debt	525	613
Total long-term debt	6,525	6,613
Less unamortized debt discounts and issuance costs	33	36
Less current portion	1,698	90
Long-term debt, excluding current portion	$4,794	$6,487
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary and are valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,476 and $6,492 at February 17, 2019, and September 2, 2018, respectively.
Note 5—Equity
Dividends
The Company’s current quarterly dividend rate is $0.57 per share, compared to $0.50 per share in the second quarter of 2018. On January 24, 2019, the Board of Directors declared a quarterly dividend in the amount of $0.57 per share, which was paid on February 22, 2019.
Stock Repurchase Programs
Stock repurchase activity during the second quarter and first half of 2019 and 2018 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Second quarter of 2019	561	$208.72	$117
First half of 2019	711	$213.08	$151

Second quarter of 2018	313	$187.70	$59
First half of 2018	1,047	$170.06	$178
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under our approved plan, which expires in April 2019, was $2,276 at February 17, 2019. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 6—Stock-Based Compensation
On January 24, 2019, our shareholders approved the adoption of the 2019 Incentive Plan, which replaced the Seventh Restated 2002 Stock Incentive Plan (Seventh Plan). The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant under the Seventh Plan on January 24, 2019 and future forfeited shares from grants under the Seventh Plan up to a maximum aggregate of 27,800,000 (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At February 17, 2019, 15,577,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	6,385,000 time-based RSUs that vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first half of 2019:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 2, 2018	7,578	$140.85
Granted	2,792	224.00
Vested and delivered	(3,688)	155.67
Forfeited	(56)	160.93
Outstanding at February 17, 2019	6,626	$167.48
The remaining unrecognized compensation cost related to non-vested RSUs at February 17, 2019, was $919, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Stock-based compensation expense before income taxes	$119	$112	$389	$346
Less recognized income tax benefit	(23)	(2)	(84)	(79)
Stock-based compensation expense, net of income taxes	$96	$110	$305	$267

Note 7—Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The Company is a fiscal-year taxpayer, so most provisions became effective for fiscal 2019, including the repeal of the domestic manufacturing deduction and limitations on certain business deductions.  During the quarter ended February 17, 2019, the measurement period related to the 2017 Tax Act concluded and the condensed consolidated financial statements reflect the final determinations on its accounting implications based on the Company's interpretations.
Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Net income attributable to Costco	$889	$701	$1,656	$1,341
Weighted average number of common shares used in basic net income per common share	440,284	439,022	439,721	438,494
RSUs	2,053	2,546	2,814	2,707
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,337	441,568	442,535	441,201

Anti-dilutive RSUs	1,667	—	—	—

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

The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-cv-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action in the district court has been stayed pending review by the Ninth Circuit of the order certifying a class. In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310, Alameda Superior Court filed Jan. 4, 2019). In December 2018, a depot employee raised similar claims, alleging that employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jordan v. Costco Wholesale Corp. (Case No. 19-CV-340438 Santa Clara Superior Court filed Jan. 3, 2019). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees.

On November 23, 2016, the Company’s Canadian subsidiary received from the Ontario Ministry of Health and Long Term Care a request for an inspection and information concerning compliance with the anti-rebate provisions in the Ontario Drug Benefit Act and the Drug Interchangeability and Dispensing Fee Act. On February 1, 2019, with the consent of the Company’s subsidiary the Ministry entered an order requiring CWC Pharmacies (Ontario) Ltd., a subsidiary of the Company, to pay five million in satisfaction of the issues raised in the investigation, which was paid during the quarter. The Company had accrued for this liability in a prior period.

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes, and third-party payors concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by a number of counties and cities in Michigan, New Jersey and Ohio, and a third-party payor in Ohio. Similar claims against the Company in state courts in New Jersey and Oklahoma have been dismissed. The Company is defending all of these matters.

The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash. filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash. filed Dec. 11, 2018).   The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting.  They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees.  On January 30, 2019, an order was entered consolidating the actions. The Company expects the consolidated action to be vigorously defended.

Members of the Board of Directors, one other individual, and the Company are defendants in a shareholder derivative action related to the internal controls and related disclosures identified in the putative class actions, alleging that the individual defendants breached their fiduciary duties. Wedekind v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (W.D. Wash. filed Dec. 11, 2018). The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and costs and attorneys' fees.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company, which is a nominal defendant. By agreement among the parties the action has been stayed pending further proceedings in the class actions. A similar action was filed in King County Superior Court on February 20, 2019. Elliott v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-04824-7).

In November 2016 and September 2017, the Company received notices of violation from the Connecticut Department of Energy and Environmental Protection regarding hazardous waste practices at its Connecticut warehouses, primarily concerning unsalable pharmaceuticals. On February 13, 2019, the Company's affiliate in Spain received notice from the General Directorate on Environment and Sustainability of the Regional Government of Madrid that the Directorate is investigating issues concerning rain, sewage and hydrocarbon drainage related to the Company's warehouse in Getafe. The relief to be sought is not known at this time. The Company is seeking to cooperate concerning the resolution of these notices.

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

The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended February 17, 2019
Total revenue	$25,872	$4,792	$4,732	$35,396
Operating income	812	198	193	1,203
Depreciation and amortization	256	37	59	352
Additions to property and equipment	404	77	106	587
12 Weeks Ended February 18, 2018
Total revenue	$23,687	$4,745	$4,563	$32,995
Operating income	603	206	207	1,016
Depreciation and amortization	262	31	51	344
Additions to property and equipment	375	39	94	508
24 Weeks Ended February 17, 2019
Total revenue	$51,422	$9,769	$9,274	$70,465
Operating income	1,372	412	368	2,152
Depreciation and amortization	504	68	111	683
Additions to property and equipment	928	171	218	1,317
Net property and equipment	13,725	1,937	4,483	20,145
Total assets	30,033	4,250	8,516	42,799
24 Weeks Ended February 18, 2018
Total revenue	$46,500	$9,516	$8,788	$64,804
Operating income	1,136	442	389	1,967
Depreciation and amortization	514	63	102	679
Additions to property and equipment	855	114	359	1,328
Net property and equipment	12,690	1,852	4,507	19,049
Total assets	26,417	3,825	8,461	38,703
52 Weeks Ended September 2, 2018
Total revenue	$102,286	$20,689	$18,601	$141,576
Operating income	2,787	939	754	4,480
Depreciation and amortization	1,078	135	224	1,437
Additions to property and equipment	2,046	268	655	2,969
Net property and equipment	13,353	1,900	4,428	19,681
Total assets	28,207	4,303	8,320	40,830
Disaggregated Revenue
The following table summarizes net sales by merchandise category:

	12 Weeks Ended	24 Weeks Ended
	February 17, 2019	February 17, 2019
Foods and Sundries	$13,966	$27,607
Hardlines	5,770	11,610
Fresh Foods	4,690	8,983
Softlines	4,224	8,347
Ancillary	5,978	12,392
Total Net Sales	$34,628	$68,939

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
We believe that the most important driver of our profitability is sales growth, particularly comparable sales growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); changes in the cost of gasoline and associated competitive conditions; and changes from the revenue recognition standard. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items and through our online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods– consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members, but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
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
Our membership format is an integral part of our business and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Our paid membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets.
Our financial performance depends heavily on our ability to control costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, most particularly health care and utility expenses. With respect to compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the income statement, particularly merchandise costs and selling, general and administrative expenses, can have substantial impacts on net income.
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

In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which relates to the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period's currency exchange rates and that of the comparable prior period. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current period's average price per gallon sold and that of the comparable prior period.
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2019 and 2018 relate to the 12 week fiscal quarters ended February 17, 2019, and February 18, 2018, respectively. References to the first half of 2019 and 2018 relate to the 24 weeks ended February 17, 2019, and February 18, 2018, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the second quarter of 2019 as compared to the second quarter of 2018 include:

•	Net sales increased 7% to $34,628, driven by an increase in comparable sales of 5% and sales at 22 net new warehouses opened since the end of the second quarter of fiscal 2018;

•	Membership fee revenue increased 7% to $768, primarily due to sign-ups at existing and new warehouses and the annual fee increase in the U.S. and Canada in June 2017;

•	Gross margin percentage increased 31 basis points primarily due to our warehouse ancillary and other businesses, predominantly our gasoline business;

•	SG&A expenses as a percentage of net sales decreased two basis points due to leveraging increased sales;

•	Net income increased 27% to $889, or $2.01 per diluted share, compared to $701, or $1.59 per diluted share in 2018;

•	On January 24, 2019, our Board of Directors declared a quarterly cash-dividend of $0.57 per share, which was paid on February 22, 2019; and

•
Subsequent to the end of the quarter, we increased our starting and supervisor wages and will provide paid bonding leave for hourly employees in the U.S. and Canada, effective March 2019. The estimated annualized pre-tax cost of these increases is approximately $50-$60.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Net Sales	$34,628	$32,279	$68,939	$63,396
Changes in net sales
U.S	9%	9%	11%	10%
Canada	1%	12%	3%	14%
Other international	4%	21%	6%	19%
Total Company	7%	11%	9%	12%
Changes in comparable sales:
U.S	7%	7%	9%	9%
Canada	0%	9%	1%	10%
Other international	1%	16%	2%	13%
Total Company	5%	8%	7%	9%
Changes in comparable sales excluding the impact of changes in foreign currency and gasoline prices (1):
U.S	7%	6%	8%	7%
Canada	6%	2%	6%	3%
Other international	5%	7%	5%	8%
Total Company	7%	5%	7%	7%
 _______________

(1)	Excludes the impact of the revenue recognition standard for the periods ended February 17, 2019. See Item 1 Note 1.
Net Sales
Net sales increased $2,349 or 7%, and $5,543 or 9% during the second quarter and first half of 2019, respectively, compared to the second quarter and first half of 2018. These increases were attributable to an increase in comparable sales of 5% and 7% in the second quarter and first half of 2019, respectively, and sales at the 22 net new warehouses opened since the end of the second quarter of 2018.
During the second quarter of 2019, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $460, or 142 basis points, compared to the second quarter of 2018, attributable to our Canadian and Other International operations. Changes in gasoline prices also negatively impacted net sales by approximately $195, or 60 basis points, due to a 5% decrease in the average price per gallon. The new revenue recognition standard positively impacted net sales by $179, or 55 basis points.
During the first half of 2019, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $773, or 122 basis points, compared to the first half of 2018, attributable to our Canadian and Other International operations. The new revenue recognition standard positively impacted net sales by $519, or 82 basis points. Changes in gasoline prices also positively impacted net sales by approximately $226, or 36 basis points, due to a 4% increase in the average price per gallon.

Comparable Sales
Comparable sales increased 5% and 7% in the second quarter and first half of 2019, respectively, and were positively impacted by increases in shopping frequency and the average ticket. Comparable sales for the second quarter and first half of 2019 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Membership fees	$768	$716	$1,526	$1,408
Membership fees as a percentage of net sales	2.22%	2.22%	2.21%	2.22%
Total paid members as of quarter end (000's)	52,700	50,400	—	—
Total cardholders as of quarter end (000's)	96,300	92,200	—	—
Membership fees increased 7% and 8% in the second quarter and first half of 2019, respectively. This was primarily due to sign-ups at existing and new warehouses and the fee increase (discussed below). Renewal rates are 91% in the U.S. and Canada and 88% worldwide.
As previously reported, in fiscal 2017 we increased our membership fees in the U.S. and Canada. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on revenues during the second quarter and first half of 2019 of approximately $24 and $61, respectively.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Net sales	$34,628	$32,279	$68,939	$63,396
Less merchandise costs	30,720	28,733	61,343	56,350
Gross margin	$3,908	$3,546	$7,596	$7,046
Gross margin percentage	11.29%	10.98%	11.02%	11.11%
Quarterly Results
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased eight basis points, primarily due to increases in food and sundries and fresh foods, partially offset by decreases in hardlines and softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased 31 basis points compared to the second quarter of 2018. Excluding the impacts of gasoline price deflation and the new revenue recognition standard on net sales, gross margin as a percentage of adjusted net sales was 11.28%, an increase of 30 basis points. This was primarily due to a 32 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business. Core merchandise categories were also higher by one basis point. Executive Membership 2% reward program negatively impacted gross margin by three basis points, due to increased spending by Executive Members.

Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. operations, primarily due to our warehouse ancillary and other businesses, predominantly our gasoline business. The segment gross margin percentage in our Canadian operations decreased primarily due to our warehouse ancillary and other businesses. Other International operations decreased, primarily in our core merchandise categories.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales, increased one basis point. This was attributable to increases in food and sundries partially offset by decreases in softlines and fresh foods.
Total gross margin percentage decreased nine basis points compared to the first half of 2018. Excluding the impacts of gasoline price inflation and the new revenue recognition standard on net sales, gross margin as a percentage of adjusted net sales was 11.14%, an increase of three basis points from the first half of 2018. This was primarily due to a 22 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business. This increase was partially offset by decreases of nine basis points in our core merchandise categories and six basis points due to an adjustment to our estimate of breakage on rewards earned under our co-branded credit card program.
The segment gross margin percentage increased in our U.S. operations, primarily due to our warehouse ancillary and other businesses, predominantly our gasoline business. This was partially offset by decreases from the breakage adjustment noted above and lower gross margins in certain of our core merchandise categories. The segment gross margin percentage in our Canadian operations decreased due to our warehouse ancillary and other businesses and certain of our core merchandise categories. The segment gross margin percentage in our Other International operations decreased due to our core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
SG&A expenses	$3,464	$3,234	$6,939	$6,458
SG&A expenses as a percentage of net sales	10.00%	10.02%	10.06%	10.19%
Quarterly Results
SG&A expenses as a percentage of net sales decreased two basis points compared to the second quarter of 2018. The combined effect of gasoline price deflation and the new revenue recognition standard had no impact on SG&A expenses as a percentage of net sales. Operating costs related to warehouse, ancillary and other businesses, which includes e-commerce and travel, decreased two basis points, due to leveraging increased sales, partially offset by the wage increases of our U.S. hourly employees that went into effect in June 2018.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 13 basis points compared to the first half of 2018. Excluding the impacts of gasoline price inflation and the new revenue recognition standard on net sales, SG&A expenses as a percentage of adjusted net sales was 10.18%, a decrease of one basis point. Operating costs related to warehouse, ancillary and other businesses, which includes e-commerce and travel, were lower by three basis points, predominantly in our U.S. operations, due to leveraging increased sales. Central operating costs were lower by one basis point. Stock compensation expense was higher by three basis points.

Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Preopening expenses	$9	$12	$31	$29
Warehouse openings, including relocations
United States	2	1	8	7
Canada	0	0	2	1
Other International	0	0	0	0
Total warehouse openings, including relocations	2	1	10	8

Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2019, we expect to open 17 warehouses, including two relocations.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Interest expense	$34	$37	$70	$74
Interest expense is primarily related to Senior Notes. In October 2018 we repaid a Guaranteed Senior Note issued by our Japanese subsidiary.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Interest income	$33	$16	$54	$29
Foreign-currency transaction gains (losses), net	8	(14)	3	(10)
Other, net	5	5	11	10
Interest income and other, net	$46	$7	$68	$29
Interest income increased for the second quarter and first half of 2019, due to higher interest rates and higher average cash and investment balances. Foreign-currency transaction gains (losses), net, include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 17, 2019	February 18, 2018	February 17, 2019	February 18, 2018
Provision for income taxes	$314	$273	$472	$558
Effective tax rate	25.8%	27.7%	21.9%	29.0%
The effective tax rate for the second quarter and first half of 2019 was favorably impacted by the reduction in the U.S. federal corporate tax rate from 35% to 21%, which was in effect for the entire second quarter and first half of 2019, as compared to a higher blended rate effective for the second quarter and first half of 2018. The effective tax rate for the first half of 2019 included discrete net tax benefits of $90 which largely related to the first quarter of 2019. Excluding the discrete net tax benefits, the tax rate was 26.1% for the first half of 2019. The tax rate includes a benefit for certain foreign tax credits, which were originally disallowed beginning in fiscal 2019. Similar credits will not be allowed in future years.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 17, 2019	February 18, 2018
Net cash provided by operating activities	$1,958	$2,115
Net cash used in investing activities	(1,171)	(1,158)
Net cash used in financing activities	(749)	(748)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $7,122 and $7,259 at February 17, 2019, and September 2, 2018, respectively. Of these balances, approximately $1,215 and $1,348 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and, beginning in the second quarter of fiscal 2018, we no longer consider earnings of our non-U.S. consolidated subsidiaries to be permanently reinvested. We consider undistributed earnings of non-U.S. consolidated subsidiaries prior to fiscal 2018 to be indefinitely reinvested.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1,958 in the first half of 2019, compared to $2,115 in the first half of 2018. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to merchandise vendors, warehouse operating costs including payroll and employee benefits, utilities, and debit and credit card processing fees. Cash used in operations also includes payments for income taxes.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $1,171 in the first half of 2019 compared to $1,158 in the first half of 2018, and primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.

Capital Expenditure Plans
Our primary requirements for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations and working capital. In the first half of 2019, we spent $1,317 on capital expenditures, and it is our current intention to spend approximately $2,800 to $3,100 during fiscal 2019. We opened 10 new warehouses, including three relocations, in the first half of 2019 and plan to open 17 additional new warehouses, including two relocations, in the remainder of fiscal 2019. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $749 in the first half of 2019 compared to $748 in the first half of 2018. Cash flow used in financing activities primarily related to the payment of dividends and withholding taxes on stock-based awards. Dividends totaling $501 were paid during the first half of 2019, of which $250 related to the dividend declared in August 2018 and $251 related to the dividend declared in October 2018.
Stock Repurchase Programs
During the first half of 2019 and 2018, we repurchased 711,000 and 1,047,000 shares of common stock, at an average price of $213.08 and $170.06, respectively, totaling approximately $151 and $178, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
On January 24, 2019, our Board of Directors declared a quarterly dividend of $0.57 per share payable to shareholders of record on February 8, 2019. The dividend was paid on February 22, 2019.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 17, 2019, we had borrowing capacity under these facilities of $870, including a $400 revolving line of credit, which expires in June 2019. The Company currently has no plans to draw upon this facility. Our international operations maintain $343 of the borrowing capacity under bank credit facilities, of which $146 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2019 or at the end of 2018.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $235. The outstanding standby letters of credit under these facilities at the end of the second quarter of 2019 totaled $164, and many expire within one year. Bank credit facilities and commercial paper programs that expire typically have a one-year term and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit then outstanding.

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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 17, 2019 and, based on their evaluation, have concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 2, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of fiscal 2019 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 26, 2018 - December 23, 2018	138,000	$212.44	138,000	$2,364
December 24, 2018 - January 20, 2019	220,000	204.60	220,000	2,319
January 21, 2019 - February 17, 2019	203,000	210.64	203,000	2,276
Total second quarter	561,000	$208.72	561,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2015, which expires in April 2019.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
On March 11, 2019, we filed with the Washington Secretary of State Articles of Amendment to our Articles of Incorporation, as amended (the “Charter” and, such Articles of Amendment, the “Article of Amendment”) to declassify our Board of Directors beginning at the annual meeting of shareholders in 2020.
Prior to the filing of the Articles of Amendment, Article V of the Charter provided that the Board of Directors would be divided into three classes of directors, with one class of directors being elected each year. The Articles of Amendment provide that, commencing with the annual meeting of shareholders in 2020, directors standing for election will be elected for one year terms. Directors elected to three-year terms prior to the 2020 annual meeting of shareholders will complete those terms, and the entire Board of Directors will be elected annually commencing with the 2022 annual meeting of the shareholders. A detailed description of the declassification amendments is set forth in our Definitive Proxy Statement for the 2019 annual meeting of shareholders, which was filed with the Securities and Exchange Commission on December 17, 2018.
Effective as of March 11, 2019, the Board of Directors of the Company amended section 3.4 of the Bylaws, as amended, to conform that provision to the Articles of Amendment.
The foregoing descriptions of the Articles of Amendment and Bylaws, as amended, are qualified in their entirety by reference to the texts of such documents, which are filed as Exhibits 3.1 and 3.2, respectively, to this Quarterly Report on Form 10-Q.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation	x

3.2	Bylaws as amended of Costco Wholesale Corporation	x

10.1*	2019 Incentive Plan		DEF 14		12/17/2018

10.2**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _______________
*Management contract, compensatory plan or arrangement.
**Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 13, 2019	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 13, 2019	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director