Form 10-Q
period 2019-05-12
COSTCO WHOLESALE CORP /NEW
filed 2019-06-06
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 12, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-20355
Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 Lake Drive, Issaquah, WA 98027
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code): (425) 313-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	COST	The NASDAQ Global Select Market
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

The number of shares outstanding of the issuer's common stock as of May 29, 2019 was 439,789,186.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)
(unaudited)

	May 12, 2019	September 2, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,013	$6,055
Short-term investments	1,154	1,204
Receivables, net	1,704	1,669
Merchandise inventories	11,304	11,040
Other current assets	1,110	321
Total current assets	22,285	20,289
PROPERTY AND EQUIPMENT
Land	6,310	6,193
Buildings and improvements	16,644	16,107
Equipment and fixtures	7,858	7,274
Construction in progress	1,412	1,140
	32,224	30,714
Less accumulated depreciation and amortization	(11,749)	(11,033)
Net property and equipment	20,475	19,681
OTHER ASSETS	992	860
TOTAL ASSETS	$43,752	$40,830
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,331	$11,237
Accrued salaries and benefits	2,888	2,994
Accrued member rewards	1,160	1,057
Deferred membership fees	1,761	1,624
Current portion of long-term debt	1,699	90
Other current liabilities	3,993	2,924
Total current liabilities	22,832	19,926
LONG-TERM DEBT, excluding current portion	4,799	6,487
OTHER LIABILITIES	1,301	1,314
Total liabilities	28,932	27,727
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 439,811,000 and 438,189,000 shares issued and outstanding	4	4
Additional paid-in capital	6,307	6,107
Accumulated other comprehensive loss	(1,321)	(1,199)
Retained earnings	9,496	7,887
Total Costco stockholders’ equity	14,486	12,799
Noncontrolling interests	334	304
Total equity	14,820	13,103
TOTAL LIABILITIES AND EQUITY	$43,752	$40,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
REVENUE
Net sales	$33,964	$31,624	$102,903	$95,020
Membership fees	776	737	2,302	2,145
Total revenue	34,740	32,361	105,205	97,165
OPERATING EXPENSES
Merchandise costs	30,233	28,131	91,576	84,481
Selling, general and administrative	3,371	3,155	10,310	9,613
Preopening expenses	14	8	45	37
Operating income	1,122	1,067	3,274	3,034
OTHER INCOME (EXPENSE)
Interest expense	(35)	(37)	(105)	(111)
Interest income and other, net	36	41	104	70
INCOME BEFORE INCOME TAXES	1,123	1,071	3,273	2,993
Provision for income taxes	207	309	679	867
Net income including noncontrolling interests	916	762	2,594	2,126
Net income attributable to noncontrolling interests	(10)	(12)	(32)	(35)
NET INCOME ATTRIBUTABLE TO COSTCO	$906	$750	$2,562	$2,091
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.06	$1.71	$5.83	$4.77
Diluted	$2.05	$1.70	$5.79	$4.74
Shares used in calculation (000’s):
Basic	439,859	438,740	439,767	438,576
Diluted	442,642	441,715	442,565	441,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)
(unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$916	$762	$2,594	$2,126
Foreign-currency translation adjustment and other, net	(42)	(149)	(124)	(22)
Comprehensive income	874	613	2,470	2,104
Less: Comprehensive income attributable to noncontrolling interests	9	4	30	37
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$865	$609	$2,440	$2,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)
(unaudited)

	12 Weeks Ended May 12, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT FEBRUARY 17, 2019	439,989	$4	$6,218	$(1,280)	$8,916	$13,858	$325	$14,183
Net income	—	—	—	—	906	906	10	916
Foreign-currency translation adjustment and other, net	—	—	—	(41)	—	(41)	(1)	(42)
Stock-based compensation	—	—	93	—	—	93	—	93
Release of vested restricted stock units (RSUs), including tax effects	14	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(192)	—	(3)	—	(41)	(44)	—	(44)
Cash dividend declared and other	—	—	—	—	(285)	(285)	—	(285)
BALANCE AT MAY 12, 2019	439,811	$4	$6,307	$(1,321)	$9,496	$14,486	$334	$14,820

	12 Weeks Ended May 13, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT FEBRUARY 18, 2018	438,883	$4	$5,920	$(897)	$6,727	$11,754	$299	$12,053
Net income	—	—	—	—	750	750	12	762
Foreign-currency translation adjustment and other, net	—	—	—	(141)	—	(141)	(8)	(149)
Stock-based compensation	—	—	86	—	—	86	—	86
Release of vested RSUs, including tax effects	9	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(290)	—	(5)	—	(50)	(55)	—	(55)
Cash dividend declared and other	—	—	1	—	(251)	(250)	1	(249)
BALANCE AT May 13, 2018	438,602	$4	$6,001	$(1,038)	$7,176	$12,143	$304	$12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)
(unaudited)

	36 Weeks Ended May 12, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	2,562	2,562	32	2,594
Foreign-currency translation adjustment and other, net	—	—	—	(122)	—	(122)	(2)	(124)
Stock-based compensation	—	—	484	—	—	484	—	484
Release of vested RSUs, including tax effects	2,525	—	(271)	—	—	(271)	—	(271)
Repurchases of common stock	(903)	—	(13)	—	(182)	(195)	—	(195)
Cash dividend declared and other	—	—	—	—	(771)	(771)	—	(771)
BALANCE AT MAY 12, 2019	439,811	$4	$6,307	$(1,321)	$9,496	$14,486	$334	$14,820

	36 Weeks Ended May 13, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 3, 2017	437,204	$4	$5,800	$(1,014)	$5,988	$10,778	$301	$11,079
Net income	—	—	—	—	2,091	2,091	35	2,126
Foreign-currency translation adjustment and other, net	—	—	—	(24)	—	(24)	2	(22)
Stock-based compensation	—	—	434	—	—	434	—	434
Release of vested RSUs, including tax effects	2,735	—	(217)	—	—	(217)	—	(217)
Repurchases of common stock	(1,337)	—	(19)	—	(214)	(233)	—	(233)
Cash dividend declared and other	—	—	3	—	(689)	(686)	(34)	(720)
BALANCE AT May 13, 2018	438,602	$4	$6,001	$(1,038)	$7,176	$12,143	$304	$12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)
(unaudited)

	36 Weeks Ended
	May 12, 2019	May 13, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,594	$2,126
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,019	1,006
Stock-based compensation	482	431
Other non-cash operating activities, net	10	(3)
Deferred income taxes	(33)	(21)
Changes in operating assets and liabilities:
Merchandise inventories	(409)	(828)
Accounts payable	0	1,160
Other operating assets and liabilities, net	400	349
Net cash provided by operating activities	4,063	4,220
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(753)	(679)
Maturities and sales of short-term investments	800	743
Additions to property and equipment	(1,989)	(1,913)
Other investing activities, net	(3)	(3)
Net cash used in investing activities	(1,945)	(1,852)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	166	(23)
Repayments of long-term debt	(89)	(58)
Tax withholdings on stock-based awards	(271)	(217)
Repurchases of common stock	(195)	(238)
Cash dividend payments	(752)	(439)
Other financing activities, net	(5)	(39)
Net cash used in financing activities	(1,146)	(1,014)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	(23)
Net change in cash and cash equivalents	958	1,331
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	6,055	4,546
CASH AND CASH EQUIVALENTS END OF PERIOD	$7,013	$5,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of year for:
Interest	$72	$81
Income taxes, net	$780	$779
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$285	$250

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended May 12, 2019, Costco operated 772 warehouses worldwide: 535 in the United States (U.S.) located in 44 states, Washington, D.C., and Puerto Rico, 100 in Canada, 39 in Mexico, 28 in the United Kingdom (U.K.), 26 in Japan, 16 in Korea, 13 in Taiwan, 11 in Australia, two in Spain, and one each in Iceland and France. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2019 is a 52 week year ending on September 1, 2019. References to the third quarter of 2019 and 2018 relate to the 12 week fiscal quarters ended May 12, 2019, and May 13, 2018, respectively. References to the first thirty-six weeks of 2019 and 2018 relate to the 36 weeks ended May 12, 2019, and May 13, 2018, respectively.
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

Revenue Recognition
The Company recognizes sales for the amount of consideration collected from the member, which includes gross shipping fees where applicable, and is net of sales taxes collected and remitted to government agencies and returns. The Company reserves for estimated returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The Company records, on a gross basis, a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the condensed consolidated balance sheets.
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
Membership Fees - The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. For the first thirty-six weeks of 2019, the Company recognized $2,302 of membership fees, of which $1,451 was included in deferred membership at the end of 2018.
In certain countries, the Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum of approximately $1,000 per year), which does not expire and can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the condensed consolidated balance sheets. Estimated breakage is computed based on redemption data. In the third quarter of 2019 and 2018 the net reduction in sales was $346 and $316, respectively. In the first thirty-six weeks of 2019 and 2018 the net reduction in sales was $1,060 and $962, respectively.
Cash Cards - The Company sells and otherwise provides proprietary cash cards that do not expire and are redeemable at the warehouse or online for merchandise or membership. Revenue from cash cards is recognized upon redemption, and estimated breakage is recognized based on redemption data. The Company accounts for outstanding cash card balances as a cash card liability, net of estimated breakage and as of May 12, 2019, and September 2, 2018, the liability was not material.
Co-Branded Credit Card Program - Citibank, N.A. (“Citi”) became the exclusive issuer of co-branded credit cards to U.S. members in June 2016. The Company receives various forms of consideration, including a royalty on purchases made on the card outside of Costco, a portion of which, after giving rise to estimated breakage, is used to fund the rebate that cardholders receive. The rebates are issued in February and expire on December 31 of each year. Breakage is estimated based on redemption data.

Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, providing for changes in the recognition of revenue from contracts with customers. The guidance requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted the standard in the first quarter of 2019, using the modified retrospective approach, and recorded a cumulative effect adjustment of $16 as an increase to retained earnings, which is included in cash dividend declared and other in the condensed consolidated statements of equity.
The standard impacted the presentation and timing of certain revenue transactions. Specifically, the changes included gross presentation of the Company’s estimate of merchandise returns reserve and the related recoverable assets, recognizing cash card breakage over the period of redemption, and accelerating the recognition of certain e-commerce and special-order sales. Additionally, the Company’s evaluation under the standard of its status as a principal in certain vendor arrangements resulted in the recognition of additional sales on a gross basis.
The effect of the standard on the Company's condensed consolidated balance sheet was an increase to other current liabilities and other current assets of $649 and $694 at adoption and at the end of the third quarter of 2019, respectively, related to the estimate of merchandise returns reserve and the related recoverable assets.
The effect of the adoption of this standard on the Company's condensed consolidated statement of income is as follows:

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
12 Weeks Ended May 12, 2019
Net Sales	$33,964	$346	$33,618
Merchandise Costs	30,233	342	29,891
Gross Margin (1)	3,731	4	3,727

36 Weeks Ended May 12, 2019
Net Sales	$102,903	$865	$102,038
Merchandise Costs	91,576	856	90,720
Gross Margin (1)	11,327	9	11,318
 _______________

(1)	Net sales less merchandise costs.
For related disaggregated revenue disclosures, see Note 10.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, which requires recognition on the balance sheet of rights and obligations created by leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and utilize the transition option, which allows for a cumulative-effect adjustment in the period of adoption and does not require application of the guidance to comparative periods. The primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. Although the Company continues to evaluate the effect to the Company's consolidated financial statements and disclosures, management currently estimates total assets and liabilities will increase by approximately $2,500 to $3,000 upon adoption. This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio, discount rates and currency exchange rates as of the adoption date. The adoption is not expected to have a material impact to the Company's consolidated statements of income or cash flows. The Company is reviewing current accounting policies and related disclosures, and evaluating changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.
Note 2—Investments
The Company's investments were as follows:

May 12, 2019:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$860	$(3)	$857
Held-to-maturity:
Certificates of deposit	297		297
Total short-term investments	$1,157	$(3)	$1,154

September 2, 2018:	Cost Basis	Unrealized Loss, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$912	$(14)	$898
Held-to-maturity:
Certificates of deposit	306		306
Total short-term investments	$1,218	$(14)	$1,204
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended May 12, 2019, and September 2, 2018. At May 12, 2019, and September 2, 2018, available-for-sale securities in an unrealized-loss position were not material.
There were no sales of available-for-sale securities during the first thirty-six weeks of 2019. Proceeds from sales of available-for-sale securities were $39 during the first thirty-six weeks of 2018. Gross realized gains and losses for these sales were not material.
The maturities of available-for-sale and held-to-maturity securities at May 12, 2019, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$397	$396	$297
Due after one year through five years	441	439	0
Due after five years	22	22	0
Total	$860	$857	$297

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine fair value.

May 12, 2019:	Level 1	Level 2
Investment in government and agency securities(1)	$0	$1,009
Forward foreign-exchange contracts, in asset position(2)	0	7
Forward foreign-exchange contracts, in (liability) position(2)	0	(3)
Total	$0	$1,013

September 2, 2018:	Level 1	Level 2
Money market mutual funds(3)	$9	$0
Investment in government and agency securities(1)	0	903
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(2)
Total	$9	$917
 _______________

(1)
At May 12, 2019, $152 cash and cash equivalents and $857 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 2, 2018, immaterial cash and cash equivalents and $898 short-term investments are included in the accompanying condensed consolidated balance sheets.

(2)	The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(3)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
During and at the periods ended May 12, 2019, and September 2, 2018, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during the third quarter or the first thirty-six weeks of 2019 or 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets recorded at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the third quarter or first thirty-six weeks of 2019 and 2018.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 12, 2019	September 2, 2018
1.70% Senior Notes due December 2019	$1,200	$1,200
1.75% Senior Notes due February 2020	500	500
2.15% Senior Notes due May 2021	1,000	1,000
2.25% Senior Notes due February 2022	500	500
2.30% Senior Notes due May 2022	800	800
2.75% Senior Notes due May 2024	1,000	1,000
3.00% Senior Notes due May 2027	1,000	1,000
Other long-term debt	529	613
Total long-term debt	6,529	6,613
Less unamortized debt discounts and issuance costs	31	36
Less current portion	1,699	90
Long-term debt, excluding current portion	$4,799	$6,487
The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary and are valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,519 and $6,492 at May 12, 2019, and September 2, 2018, respectively.
Note 5—Equity
Dividends
The Company’s current quarterly dividend rate is $0.65 per share, compared to $0.57 in the third quarter of 2018. On April 26, 2019, the Board of Directors declared a quarterly dividend in the amount of $0.65 per share, which was paid on May 24, 2019.
Stock Repurchase Programs
Stock repurchase activity during the third quarter and first thirty-six weeks of 2019 and 2018 is summarized below:

	Shares Repurchased (000's)	Average Price per Share	Total Cost
Third quarter of 2019	192	$226.57	$44
First thirty-six weeks 2019	903	$215.94	$195

Third quarter of 2018	290	$189.66	$55
First thirty-six weeks 2018	1,337	$174.30	$233
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. On April 26, 2019, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in April 2023. This authorization revoked previously authorized but unused amounts, totaling $2,237. The remaining amount available for stock repurchases under the approved plan was $3,995 at May 12,

2019. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 6—Stock-Based Compensation
On January 24, 2019, our shareholders approved the adoption of the 2019 Incentive Plan, which replaced the Seventh Restated 2002 Stock Incentive Plan (Seventh Plan). The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant under the Seventh Plan on January 24, 2019 and future forfeited shares from grants under the Seventh Plan up to a maximum aggregate of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At May 12, 2019, 15,649,000 shares were available to be granted as RSUs and the following awards were outstanding:

•	6,307,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
78,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
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

The following table summarizes RSU transactions during the first thirty-six weeks of 2019:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at September 2, 2018	7,578	$140.85
Granted	2,792	224.00
Vested and delivered	(3,707)	155.64
Forfeited	(128)	163.68
Outstanding at May 12, 2019	6,535	$167.55
The remaining unrecognized compensation cost related to non-vested RSUs at May 12, 2019, was $817, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Stock-based compensation expense before income taxes	$93	$85	$482	$431
Less recognized income tax benefit	(20)	(19)	(104)	(98)
Stock-based compensation expense, net of income taxes	$73	$66	$378	$333

Note 7—Taxes

Income Taxes
The effective tax rate for the third quarter and first thirty-six weeks of 2019 was favorably impacted by the reduction in the U.S. federal corporate tax rate from 35% to 21%, which was in effect for the entire third quarter and first thirty-six weeks of 2019, as compared to a higher blended rate effective for the third quarter and first thirty-six weeks of 2018. The effective tax rate for the first thirty-six weeks of 2019 included discrete net tax benefits of $165.  During the third quarter of 2019, the Company recognized a net benefit of $73 related to U.S. taxation of deemed foreign dividends, net of losses of current year foreign tax credits, which impacted the effective tax rate.  The tax rate for the first thirty-six weeks of 2019 was 26.8%, excluding the discrete benefits, but including the impact of the lost foreign tax credits.
Other Taxes
The Company is undergoing multiple examinations for value added, sales-based, payroll, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. The possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.
Note 8—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of potentially dilutive common shares outstanding (shares in 000’s):

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Net income attributable to Costco	$906	$750	$2,562	$2,091
Weighted average number of common shares used in basic net income per common share	439,859	438,740	439,767	438,576
RSUs	2,783	2,975	2,798	2,807
Weighted average number of common shares and dilutive potential of common stock used in diluted net income per share	442,642	441,715	442,565	441,383

Note 9—Commitments and Contingencies
Legal Proceedings

The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.

The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-CV-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action in the district court has been stayed pending review by the Ninth Circuit of the order certifying a class. In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310, Alameda Superior Court filed Jan. 4, 2019). In December 2018, a depot employee raised similar claims, alleging that employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jadan v. Costco Wholesale Corp. (Case No. 19-CV-340438 Santa Clara Superior Court filed Jan. 3, 2019). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. On March 25, 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez, et ano., v. Costco Wholesale Corp., et al. (Case No. 19ST-CV-10017 Los Angeles County Superior Court filed Mar. 25, 2019).

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes, and third-party payors concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by a number of counties and cities in Michigan, New Jersey, Oregon, a third-party payor in Ohio, and class actions filed on behalf of infants born with opioid-related medical conditions in New York, California, Illinois, Kentucky, Maryland, West Virginia, Ohio, and Missouri. Similar claims against the Company in state courts in New Jersey and Oklahoma have been dismissed. The Company is defending all of these matters.

The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco

Wholesale Corp., et al. (W.D. Wash. filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash. filed Dec. 11, 2018).   The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting.  They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees.  On January 30, 2019, an order was entered consolidating the actions and a consolidated amended complaint was filed on April 16, 2019. The Company expects the consolidated action to be vigorously defended.

Members of the Board of Directors, one other individual, and the Company are defendants in a shareholder derivative action related to the internal controls and related disclosures identified in the putative class actions, alleging that the individual defendants breached their fiduciary duties. Wedekind v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (W.D. Wash. filed Dec. 11, 2018). The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and costs and attorneys' fees.  Because the complaint is derivative in nature, it does not seek monetary damages from the Company, which is a nominal defendant. By agreement among the parties the action has been stayed pending further proceedings in the class actions. Similar actions were filed in King County Superior Court on February 20, 2019, Elliott v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-04824-7), and April 16, 2019, Brad Shuman, et ano. v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-10460-1). These actions have also been stayed.

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

The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows; however, it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter or year.

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

The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended May 12, 2019
Total revenue	$25,536	$4,792	$4,412	$34,740
Operating income	736	213	173	1,122
Depreciation and amortization	260	32	44	336
Additions to property and equipment	500	38	134	672
12 Weeks Ended May 13, 2018
Total revenue	$23,475	$4,647	$4,239	$32,361
Operating income	682	210	175	1,067
Depreciation and amortization	242	31	54	327
Additions to property and equipment	468	42	75	585
36 Weeks Ended May 12, 2019
Total revenue	$76,958	$14,561	$13,686	$105,205
Operating income	2,108	625	541	3,274
Depreciation and amortization	764	100	155	1,019
Additions to property and equipment	1,428	209	352	1,989
Net property and equipment	14,020	1,917	4,538	20,475
Total assets	30,416	4,637	8,699	43,752
36 Weeks Ended May 13, 2018
Total revenue	$69,975	$14,163	$13,027	$97,165
Operating income	1,818	652	564	3,034
Depreciation and amortization	756	94	156	1,006
Additions to property and equipment	1,323	156	434	1,913
Net property and equipment	12,924	1,829	4,425	19,178
Total assets	27,062	4,248	8,295	39,605
52 Weeks Ended September 2, 2018
Total revenue	$102,286	$20,689	$18,601	$141,576
Operating income	2,787	939	754	4,480
Depreciation and amortization	1,078	135	224	1,437
Additions to property and equipment	2,046	268	655	2,969
Net property and equipment	13,353	1,900	4,428	19,681
Total assets	28,207	4,303	8,320	40,830
Disaggregated Revenue
The following table summarizes net sales by merchandise category:

	12 Weeks Ended	36 Weeks Ended
	May 12, 2019	May 12, 2019
Foods and Sundries	$13,524	$41,131
Hardlines	5,666	17,276
Fresh Foods	4,568	13,551
Softlines	3,413	11,760
Ancillary	6,793	19,185
Total Net Sales	$33,964	$102,903

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
OVERVIEW
We operate membership warehouses and e-commerce websites based on the concept that offering our members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers.
We believe that the most important driver of our profitability is sales growth, particularly comparable sales growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, as well as online sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); changes in the cost of gasoline and associated competitive conditions; and changes from the revenue recognition standard. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private label items and through our online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods– consistently providing the most competitive values. Our investments in merchandise pricing can, from time to time, include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting near-term gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members, but it generally has a significantly lower gross margin percentage relative to our non-gasoline businesses. A higher penetration of gasoline sales will generally lower our gross margin percentage. Changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China and the United States, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin will be influenced in part by our merchandising and pricing strategies in response to potential cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
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

Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 10 included in Part I, Item 1, of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefits costs as a percentage of country sales, and/or less or no direct membership warehouse competition.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarters of 2019 and 2018 relate to the 12 week fiscal quarters ended May 12, 2019, and May 13, 2018, respectively. References to the first thirty-six weeks of 2019 and 2018 relate to the 36 weeks ended May 12, 2019, and May 13, 2018, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Key items for the third quarter of 2019 as compared to the third quarter of 2018 include:

•	Net sales increased 7% to $33,964, driven by an increase in comparable sales of 6% and sales at 23 net new warehouses opened since the end of the third quarter of 2018;

•	Membership fee revenue increased 5% to $776, primarily due to sign-ups at existing and new warehouses and the annual fee increase in the U.S. and Canada in June 2017;

•	Gross margin percentage decreased six basis points primarily due to the impact of the new revenue recognition standard on net sales;

•	SG&A expenses as a percentage of net sales decreased six basis points primarily due to the impact of the new revenue recognition standard on net sales;

•	The provision for income taxes in the third quarter of 2019 was positively impacted by a non-recurring tax benefit of $73, or $0.16 per diluted share;

•	Net income increased 21% to $906, or $2.05 per diluted share, compared to $750, or $1.70 per diluted share in 2018;

•	On April 26, 2019, our Board of Directors declared a quarterly cash-dividend of $0.65 per share, an increase from $0.57, which was paid on May 24, 2019; and

•	On April 26, 2019, the Board of Directors authorized a new share repurchase program in the amount of $4,000.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Net Sales	$33,964	$31,624	$102,903	$95,020
Changes in net sales
U.S	9%	11%	10%	11%
Canada	3%	14%	3%	14%
Other international	4%	17%	5%	18%
Total Company	7%	12%	8%	12%
Changes in comparable sales:
U.S	7%	10%	9%	9%
Canada	1%	11%	1%	10%
Other international	2%	12%	2%	13%
Total Company	6%	10%	7%	10%
Changes in comparable sales excluding the impact of changes in foreign currency and gasoline prices (1):
U.S	6%	8%	7%	7%
Canada	5%	5%	6%	4%
Other international	7%	6%	6%	7%
Total Company	6%	7%	7%	7%
 _______________

(1)	Excludes the impact of the revenue recognition standard for the periods ended May 12, 2019. See Item 1 Note 1.
Net Sales
Net sales increased $2,340 or 7%, and $7,883 or 8% during the third quarter and first thirty-six weeks of 2019, respectively, compared to the third quarter and first thirty-six weeks of 2018. These increases were attributable to an increase in comparable sales of 6% and 7% in the third quarter and first thirty-six weeks of 2019, respectively, and sales at the 23 net new warehouses opened since the end of the third quarter of 2018.
During the third quarter of 2019, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $427, or 135 basis points, compared to the third quarter of 2018, attributable to our Other International and Canadian operations. The new revenue recognition standard positively impacted net sales by $346, or 110 basis points. Gasoline prices had a slight positive impact on net sales.
During the first thirty-six weeks of 2019, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,199, or 126 basis points, compared to the first thirty-six weeks of 2018, attributable to our Canadian and Other International operations. The new revenue recognition standard positively impacted net sales by $865, or 91 basis points. Changes in gasoline prices also positively impacted net sales by approximately $240, or 25 basis points, due to a 2% increase in the average price per gallon.

Comparable Sales
Comparable sales increased 6% and 7% in the third quarter and first thirty-six weeks of 2019, respectively, and were positively impacted by increases in shopping frequency and average ticket. Comparable sales for the third quarter and first thirty-six weeks of 2019 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Membership fees	$776	$737	$2,302	$2,145
Membership fees as a percentage of net sales	2.29%	2.33%	2.24%	2.26%
Total paid members as of quarter end (000's)	53,100	50,900	—	—
Total cardholders as of quarter end (000's)	97,200	93,000	—	—
Membership fees increased 5% and 7% in the third quarter and first thirty-six weeks of 2019, respectively. This was primarily due to sign-ups at existing and new warehouses and the fee increase (discussed below). Renewal rates are 91% in the U.S. and Canada and 88% worldwide.
As previously reported, in fiscal 2017 we increased our membership fees in the U.S. and Canada. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact on revenues during the third quarter and first thirty-six weeks of 2019 of approximately $11 and $72, respectively.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Net sales	$33,964	$31,624	$102,903	$95,020
Less merchandise costs	30,233	28,131	91,576	84,481
Gross margin	$3,731	$3,493	$11,327	$10,539
Gross margin percentage	10.99%	11.05%	11.01%	11.09%
Quarterly Results
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 21 basis points, with increases in all core merchandise categories. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased six basis points compared to the third quarter of 2018. Excluding the impacts of the new revenue recognition standard and gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.10%, an increase of five basis points. This was primarily due to a nine basis point increase across most core merchandise categories, partially offset by the Executive Membership 2% reward program, which negatively impacted gross margin by three basis points, due to increased spending by Executive Members. Warehouse ancillary and other businesses decreased by one basis point.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our

U.S. operations, primarily due to warehouse ancillary and other businesses, partially offset by increases in our core merchandise categories. The segment gross margin percentage in our Canadian operations decreased, primarily due to our core merchandise categories. The segment gross margin percentage in our Other International operations decreased, primarily due to the Executive Membership 2% reward program which was recently introduced in Korea, and our core merchandise categories.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales, increased eight basis points. This was attributable to increases in food and sundries and hardlines partially offset by decreases in softlines.
Total gross margin percentage decreased eight basis points compared to the first thirty-six weeks of 2018. Excluding the impacts of gasoline price inflation and the new revenue recognition standard on net sales, gross margin as a percentage of adjusted net sales was 11.13%, an increase of four basis points from the first thirty-six weeks of 2018. This was primarily due to a 15 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business. This increase was partially offset by decreases of four basis points in our core merchandise categories and four basis points due to an adjustment to our estimate of breakage on rewards earned under our co-branded credit card program. Executive Membership 2% reward program negatively impacted gross margin by three basis points, due to increased spending by Executive Members.
The segment gross margin percentage increased in our U.S. operations, primarily due to our warehouse ancillary and other businesses, predominantly our gasoline business, partially offset by our core merchandise categories. The segment gross margin percentage in our Canadian operations decreased due to decreases across all core merchandise categories, except fresh foods, and warehouse ancillary and other businesses. The segment gross margin percentage in our Other International operations decreased, primarily in our core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
SG&A expenses	$3,371	$3,155	$10,310	$9,613
SG&A expenses as a percentage of net sales	9.92%	9.98%	10.02%	10.12%
Quarterly Results
SG&A expenses as a percentage of net sales decreased six basis points compared to the third quarter of 2018. Excluding the impacts of the new revenue recognition standard and gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.03%, an increase of five basis points compared to the prior year. Operating costs related to warehouse, ancillary and other businesses, which includes e-commerce and travel, increased two basis points, primarily due to the wage increases of our U.S. hourly employees that went into effect in June 2018. Central operating costs were higher by two basis points and stock compensation expense was higher by one basis point.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 10 basis points compared to the first thirty-six weeks of 2018. Excluding the impacts of gasoline price inflation and the new revenue recognition standard on net sales, SG&A expenses as a percentage of adjusted net sales was 10.13%, an increase of one basis point. Stock compensation expense was higher by two basis points and operating costs related to warehouse, ancillary and other businesses, which includes e-commerce and travel, were lower by one basis point.

Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Preopening expenses	$14	$8	$45	$37
Warehouse openings, including relocations
United States	1	0	9	7
Canada	0	0	2	1
Other International	2	2	2	2
Total warehouse openings, including relocations	3	2	13	10

Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2019, we expect to open 13 warehouses, including two relocations.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Interest expense	$35	$37	$105	$111
Interest expense is primarily related to Senior Notes. In October 2018 we repaid a Guaranteed Senior Note issued by our Japanese subsidiary.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Interest income	$27	$16	$81	$45
Foreign-currency transaction gains, net	3	20	6	10
Other, net	6	5	17	15
Interest income and other, net	$36	$41	$104	$70
Interest income increased for the third quarter and first thirty-six weeks of 2019, due to higher interest rates and higher average cash and investment balances. Foreign-currency transaction gains, net, include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 12, 2019	May 13, 2018	May 12, 2019	May 13, 2018
Provision for income taxes	$207	$309	$679	$867
Effective tax rate	18.5%	28.8%	20.7%	29.0%
The effective tax rate for the third quarter and first thirty-six weeks of 2019 was favorably impacted by the reduction in the U.S. federal corporate tax rate from 35% to 21%, which was in effect for the entire third quarter and first thirty-six weeks of 2019, as compared to a higher blended rate effective for the third quarter and first thirty-six weeks of 2018. The effective tax rate for the first thirty-six weeks of 2019 included discrete net tax benefits of $165. During the third quarter of 2019, we recognized a net benefit of $73 related to U.S. taxation of deemed foreign dividends, net of losses of current year foreign tax credits, which impacted the effective tax rate.  The tax rate for the first thirty-six weeks of 2019 was 26.8%, excluding the discrete benefits, but including the impact of the lost foreign tax credits.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 12, 2019	May 13, 2018
Net cash provided by operating activities	$4,063	$4,220
Net cash used in investing activities	(1,945)	(1,852)
Net cash used in financing activities	(1,146)	(1,014)
Our primary sources of liquidity are cash flows from warehouse operations, cash and cash equivalents, and short-term investment balances. Cash and cash equivalents and short-term investments were $8,167 and $7,259 at May 12, 2019, and September 2, 2018, respectively. Of these balances, approximately $1,460 and $1,348 represented unsettled credit and debit card receivables, respectively. These receivables generally settle within four days.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements and, beginning in the second quarter of fiscal 2018, we no longer consider earnings after fiscal 2017 of our non-U.S. consolidated subsidiaries to be indefinitely reinvested.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $4,063 in the first thirty-six weeks of 2019, compared to $4,220 in the first thirty-six weeks of 2018. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to merchandise vendors, and warehouse operating costs, including payroll and employee benefits, utilities, and debit and credit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors including how fast our inventory is sold, the payment terms with our vendors, and the amount of payables we pay early to obtain favorable discounts from our vendors.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $1,945 in the first thirty-six weeks of 2019 compared to $1,852 in the first thirty-six weeks of 2018, and primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations and working capital. In the first thirty-six weeks of 2019, we spent $1,989 on capital expenditures, and it is our current intention to spend approximately $2,800 to $3,100 during fiscal 2019. We opened 13 new warehouses, including three relocations, in the first thirty-six weeks of 2019 and plan to open 13 additional new warehouses, including two relocations, in the remainder of fiscal 2019. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,146 in the first thirty-six weeks of 2019 compared to $1,014 in the first thirty-six weeks of 2018. Cash flow used in financing activities primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock. Dividends totaling $752 were paid during the first thirty-six weeks of 2019, of which $250 related to the dividend declared in August 2018.
Stock Repurchase Programs
On April 26, 2019, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in April 2023. During the first thirty-six weeks of 2019 and 2018, we repurchased 903,000 and 1,337,000 shares of common stock, at an average price per share of $215.94 and $174.30, respectively, totaling approximately $195 and $233, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
On April 26, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share payable to shareholders of record on May 10, 2019. The dividend was paid on May 24, 2019.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 12, 2019, we had borrowing capacity under these facilities of $880, including a $400 revolving line of credit, which expires in June 2019. The Company currently has no plans to draw upon this facility but intends to renew it. Our international operations maintain $353 of the borrowing capacity under bank credit facilities, of which $146 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the third quarter of 2019 or at the end of fiscal 2018.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $234. The outstanding commitments under these facilities at the end of the third quarter of 2019 totaled $162, most of which were standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

Contractual Obligations

As of the date of this Report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 2, 2018. There have been no material changes to the critical accounting policies previously disclosed in that Report.
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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 12, 2019 and, based on their evaluation, have concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 2, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as described below.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of 2019 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 18, 2019 - March 17, 2019	126,000	$218.48	126,000	$2,248
March 18, 2019 - April 14, 2019	41,000	241.07	41,000	2,238
April 15, 2019 - May 12, 2019	25,000	243.46	25,000	3,995
Total third quarter	192,000	$226.57	192,000
 _______________

(1)
Our stock repurchase program is conducted under a $4,000 authorization approved by of our Board of Directors in April 2019, which expires in April 2023. This authorization revoked previously authorized but unused amounts, totaling $2,237.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/17/2019	3/13/2019

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		4/30/2019

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

June 5, 2019	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 5, 2019	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director