Form 10-K
period 2019-09-01
COSTCO WHOLESALE CORP /NEW
filed 2019-10-11
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-20355
Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 Lake Drive, Issaquah, WA 98027
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (425) 313-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	COST	The NASDAQ Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 17, 2019 was 95,005,703,244.
The number of shares outstanding of the registrant’s common stock as of October 3, 2019 was 439,656,950.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 2020, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2019

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
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Korea, Australia, Spain, France, Iceland, China, and through a majority-owned subsidiary in Taiwan. Costco operated 782, 762, and 741 warehouses worldwide at September 1, 2019, September 2, 2018, and September 3, 2017, respectively. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2019 and 2018 relate to the 52-week fiscal years ended September 1, 2019, and September 2, 2018, respectively. References to 2017 relate to the 53-week fiscal year ended September 3, 2017.
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
Our average warehouse space is approximately 146,000 square feet, with newer units being slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits and using a membership format, we believe our inventory losses (shrinkage) are well below those of typical retail operations.
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit cards, including Costco co-branded cards, debit cards, cash, checks, and our proprietary stored-value card (shop card).
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
Ancillary businesses within or next to our warehouses provide expanded products and services, encouraging members to shop more frequently. These businesses include gas stations, pharmacies, optical dispensing centers, food courts, and hearing-aid centers. The number of warehouses with gas stations varies significantly by country, and we do not currently operate our gasoline business in Korea, France or China. We operated 593 gas stations at the end of 2019. Net sales for our gasoline business represented approximately 11% of total net sales in 2019.
Our e-commerce operations allow us to connect with our members online and provide additional products and services, many not found in our warehouses. At the end of 2019, we operated e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan. Net sales for e-commerce represented approximately 4% of total net sales in 2019. Additionally, we offer business delivery, travel and various other services online in certain countries.
We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. We generally have not experienced difficulty in obtaining sufficient quantities of merchandise and believe that if current sources of supply became unavailable, we would be able to obtain alternative sources without substantial disruption of our business. We also purchase and manufacture private-label merchandise, as long as quality and member demand are high and the value to our members is significant.

Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at our warehouses worldwide. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license or comparable document. Business members may add additional cardholders (affiliates), to which the same annual fee applies. Affiliates are not available for Gold Star members. Our annual fee for these memberships is $60 in our U.S. and Canadian operations and varies in other countries. All paid memberships include a free household card.
Our member renewal rate was 91% in the U.S. and Canada and 88% on a worldwide basis at the end of 2019. The majority of members renew within six months following their renewal date. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2019	2018	2017
Gold Star	42,900	40,700	38,600
Business, including affiliates	11,000	10,900	10,800
Total paid members	53,900	51,600	49,400
Household cards	44,600	42,700	40,900
Total cardholders	98,500	94,300	90,300
Paid cardholders (except affiliates) are eligible to upgrade to an Executive membership in the U.S. and Canada, for an additional annual fee of $60. Executive memberships are also available in Mexico, the U.K., and Korea, for which the additional annual fee varies. Executive members earn a 2% reward on qualified purchases (up to a maximum reward of $1,000 per year in the U.S. and Canada and varies in Mexico, the U.K. and Korea), which can be redeemed only at Costco warehouses. This program also offers (except in Mexico and Korea), access to additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program, and check printing. These services are generally provided by third parties and vary by state and country. Executive members, who represented 39% of paid members at the end of 2019, generally shop more frequently and spend more than other members.
Labor
Our employee count was as follows:

	2019	2018	2017
Full-time employees	149,000	143,000	133,000
Part-time employees	105,000	102,000	98,000
Total employees	254,000	245,000	231,000
Approximately 16,000 employees are union employees. We consider our employee relations to be very good.

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon.com are among our significant general merchandise retail competitors. We also compete with other warehouse clubs (primarily Walmart’s Sam’s Club and BJ’s Wholesale Club), and many of the major metropolitan areas in the U.S. and certain of our Other International locations have multiple club operations.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® trademarks and our private-label brand, Kirkland Signature®. We believe that Kirkland Signature products are high quality, offered to our members at prices that are generally lower than national brands, and that they help lower costs, differentiate our merchandise offerings, and generally earn higher margins. We expect to continue to increase the sales penetration of our private-label items.
We rely on trademark and copyright laws, trade-secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and registrations are maintained.
Available Information
Our U.S. website is www.costco.com. We make available through the Investor Relations section of that site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and any amendments to those reports, as soon as reasonably practicable after filing such materials with or furnishing such documents to the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report filed with or furnished to the SEC. The SEC maintains a site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.
We have adopted a code of ethics for senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, to the CEO, chief financial officer or principal accounting officer and controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. All executive officers have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	67
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	63
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non Foods and E-commerce merchandise, from 2013 to January 2018.	2018	57
Patrick J. Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	57
Russ D. Miller	Executive Vice President, Chief Operating Officer, Southern Division and Mexico. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	62
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development, from 2001 until March 2010.	2001	68
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	66
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994 and has been the Chief Diversity Officer since 2010.	1994	67
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label, from 1995 to December 2012.	2013	67
Ron M. Vachris	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Vachris was Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	54

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 84% of net sales and operating income in 2019, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 30% of U.S. net sales in 2019. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
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
We intend to continue to open warehouses in new markets, including China. Associated risks include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lesser familiarity with local member preferences, and seasonal differences in the market. Entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that new warehouses and new e-commerce websites will be profitable and, as a result, future profitability could be delayed or otherwise materially adversely affected.

Our failure to maintain membership growth, loyalty and brand recognition could adversely affect our results of operations.
Membership loyalty and growth are essential to our business. The extent to which we achieve growth in our membership base, increase the penetration of Executive members, and sustain high renewal rates materially influences our profitability. Damage to our brands or reputation may negatively impact comparable sales, diminish member trust, and reduce renewal rates and, accordingly, net sales and membership fee revenue, negatively impacting our results of operations.
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
We rely extensively on information technology to process transactions, compile results, and manage our business. Failure or disruption of our primary and back-up systems could adversely affect our business. A failure to adequately update our existing systems and implement new systems could harm our business and adversely affect our results of operations.
Given the very high volume of transactions we process it is important that we maintain uninterrupted operation of our business-critical systems. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors or misfeasance by our employees. If our systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations. Any material interruption in these systems could have a material adverse effect on our business and results of operations.
We are currently making and will continue to make investments to improve or advance critical information systems and processing capabilities. Failure to monitor and choose the right investments and implement them at the right pace could be harmful. The risk of system disruption is increased when significant system changes are undertaken, although we believe that our change management process should mitigate this risk. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.
We previously identified a material weakness in our internal control related to ineffective information technology general controls and if we fail to maintain an effective system of internal control in the future, this could result in loss of investor confidence and adversely impact our stock price.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We reported in our Annual Report on Form 10-K as of September 2, 2018, a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of September 1, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
If we do not maintain the privacy and security of personal and business information, we could damage our reputation with members and employees, incur substantial additional costs, and become subject to litigation.
We receive, retain, and transmit personal information about our members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. Our warehouse and online businesses depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or defects within our hardware or software, or those of our business associates, that results in our members' or employees' information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation, government actions, or the imposition of penalties. In addition, a breach could require expending significant additional resources related to the security of information systems and could disrupt our operations.
The use of data by our business and our business associates is highly regulated in all of our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.
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
We accept payments using a variety of methods, including cash and checks, select credit and debit cards, and our shop card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards and our shop card. It could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept card payments from our members, and our business and operating results could be adversely affected.
We might sell products that cause illness or injury to our members, harm to our reputation, and expose us to litigation.
If our merchandise, such as food and prepared food products for human consumption, drugs, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our suppliers are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with safety and other standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause illness or injury or that we will not be subject to claims, lawsuits, or government investigations relating to such matters, resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long term.
If we do not successfully develop and maintain a relevant omnichannel experience for our members, our results of operations could be adversely impacted.
Omnichannel retailing is rapidly evolving, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

Inability to attract, train and retain highly qualified employees could adversely impact our business, financial condition and results of operations.
Our success depends on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel. Failure to identify and implement a succession plan for key senior management could negatively impact our business. We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur property, casualty or other losses not covered by our insurance.
The Company is predominantly self-insured for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. Insurance coverage is maintained in certain instances to limit exposures arising from very large losses. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Significant claims or events, regulatory changes, a substantial rise in costs of health care or costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
Although we maintain specific coverages for catastrophic property losses, we still bear the risk of losses incurred as a result of any physical damage to, or the destruction of, any warehouses, depots, manufacturing or home office facilities, loss or spoilage of inventory, and business interruption caused by any such events to the extent they are below catastrophic levels of coverage, as well as any losses to the extent they exceed our aggregate limits of applicable coverages. Such losses could materially impact our cash flows and results of operations.
Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise. Such retailers and warehouse club operators compete in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Some competitors may have greater financial resources and technology capabilities, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets and member expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, actions in various countries, particularly China and the United States, have created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.
Prices of certain commodities, including gasoline and consumable goods used in manufacturing and our warehouse retail operations, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by events like the outbreak of war or acts of terrorism.
Suppliers may be unable to timely supply us with quality merchandise at competitive prices or may fail to adhere to our high standards, resulting in adverse effects on our business, merchandise inventories, sales, and profit margins.
We depend heavily on our ability to purchase quality merchandise in sufficient quantities at competitive prices. As the quantities we require continue to grow, we have no assurances of continued supply, appropriate pricing or access to new products, and any supplier has the ability to change the terms upon which they sell to us or discontinue selling to us. Member demands may lead to out-of-stock positions leading to loss of sales and profits.
We buy from numerous domestic and foreign manufacturers and importers. Our inability to acquire suitable merchandise on acceptable terms or the loss of key suppliers could negatively affect us. We may not be able to develop relationships with new suppliers, and products from alternative sources, if any, may be of a lesser quality or more expensive. Because of our efforts to adhere to high quality standards for which available supply may be limited, particularly for certain food items, the large volumes we demand may not be consistently available.
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. One or more of our suppliers might not adhere to our quality control, legal, regulatory, labor, environmental or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase costs, and otherwise adversely impact our business.
Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2019, our international operations, including Canada, generated 27% and 35% of our net sales and operating income, respectively. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.

A portion of the products we purchase is paid for in a currency other than the local currency of the country in which the goods are sold. Currency fluctuations may increase our cost of goods and may not be passed on to members. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
Natural disasters or other catastrophes could negatively affect our business, financial condition, and results of operations.
Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
Factors associated with climate change could adversely affect our business.
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. U.S. and foreign government regulations limiting carbon dioxide and other greenhouse gas emissions may increase compliance and merchandise costs, and other regulation affecting energy inputs could materially affect our profitability. Climate change and extreme weather conditions, such as hurricanes, thunderstorms, tornadoes, and snow or ice storms, as well as rising sea levels could affect our ability to procure commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation.
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
At the end of 2019, we operated 239 warehouses outside of the U.S., and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes such as the U.K.'s vote to withdraw from the European Union, commonly known as "Brexit", and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights.
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
We could be subject to additional tax liabilities.
We are subject to a variety of taxes and tax collection and remittance obligations in the U.S. and numerous foreign jurisdictions. Additionally, at any point in time, we may be under examination for value added, sales-based, payroll, product, import or other non-income taxes. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties, due to changes in laws, regulations, administrative practices, principles, assessments by authorities and interpretations related to tax, including tax rules in various jurisdictions. We compute our income tax provision based on enacted tax rates in the countries in which we operate. As tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates or adverse outcomes in tax audits, including transfer pricing disputes, could have a material adverse effect on our financial condition and results of operations.
Significant changes in or failure to comply with regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters could adversely impact our business, financial condition and results of operations.
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
Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines, penalties, and remediation costs. We are or may become involved in a number of legal proceedings and audits, including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation. We cannot predict with certainty the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
Warehouse Properties
At September 1, 2019, we operated 782 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	437	106	543
Canada	86	14	100
Mexico	38	1	39
United Kingdom	23	6	29
Japan	13	13	26
Korea	12	4	16
Taiwan	—	13	13
Australia	8	3	11
Spain	2	—	2
Iceland	—	1	1
France	1	—	1
China	—	1	1
Total	620	162	782
_______________

(1)	114 of the 162 leases are land-only leases, where Costco owns the building.
The following schedule shows warehouse openings, net of closings and relocations, and expected openings through December 31, 2019:

	United States	Canada	Other International	Total	Total Warehouses in Operation
2015 and prior	480	89	117	686	686
2016	21	2	6	29	715
2017	13	6	7	26	741
2018	13	3	5	21	762
2019	16	—	4	20	782
2020 (expected through 12/31/2019)	3	—	—	3	785
Total	546	100	139	785
At the end of 2019, our warehouses contained approximately 113.9 million square feet of operating floor space: 79.9 million in the U.S.; 14.0 million in Canada; and 20.0 million in Other International. We operate 24 depots, with approximately 11.0 million square feet, for the distribution of most merchandise shipments to the warehouses. Additionally, we operate various fulfillment, processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Our executive offices are located in Issaquah, Washington, and we maintain 19 regional offices in the U.S., Canada and Other International locations.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 3, 2019, we had 9,115 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2019 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 13—June 9, 2019	39,000	$246.12	39,000	$3,985
June 10—July 7, 2019	36,000	263.30	36,000	3,976
July 8—August 4, 2019	54,000	278.15	54,000	3,961
August 5—September 1, 2019	65,000	275.37	65,000	3,943
Total fourth quarter	194,000	$268.08	194,000
_______________

(1)
The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023. This authorization revoked previously authorized but unused amounts, totaling $2,237.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P 500 Retail Index over the five years from August 31, 2014, through September 1, 2019.

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share data)

	Sept. 1, 2019	Sept. 2, 2018	Sept. 3, 2017	Aug. 28, 2016	Aug. 30, 2015
As of and for the year ended	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$149,351	$138,434	$126,172	$116,073	$113,666
Membership fees	3,352	3,142	2,853	2,646	2,533
Gross margin(1) as a percentage of net sales	11.02%	11.04%	11.33%	11.35%	11.09%
Selling, general and administrative expenses as a percentage of net sales	10.04%	10.02%	10.26%	10.40%	10.07%
Operating income	$4,737	$4,480	$4,111	$3,672	$3,624
Net income attributable to Costco	3,659	3,134	2,679	2,350	2,377
Net income per diluted common share attributable to Costco	8.26	7.09	6.08	5.33	5.37
Cash dividends declared per common share	2.44	2.14	8.90	1.70	6.51
Changes in comparable sales(2)
United States	8%	9%	4%	1%	3%
Canada	2%	9%	5%	(3)%	(5)%
Other International	2%	11%	2%	(3)%	(3)%
Total Company	6%	9%	4%	0%	1%
Changes in Total Company comparable sales excluding the impact of changes in foreign currency and gasoline prices (3)	6%	7%	4%	4%	7%
BALANCE SHEET DATA
Net property and equipment	$20,890	$19,681	$18,161	$17,043	$15,401
Total assets	45,400	40,830	36,347	33,163	33,017
Long-term debt, excluding current portion	5,124	6,487	6,573	4,061	4,852
Costco stockholders’ equity	15,243	12,799	10,778	12,079	10,617
WAREHOUSE INFORMATION
Warehouses in Operation
Beginning of year	762	741	715	686	663
Opened	25	25	28	33	26
Closed due to relocation	(5)	(4)	(2)	(4)	(3)
End of year	782	762	741	715	686
MEMBERSHIP INFORMATION
Total paid members (000's)	53,900	51,600	49,400	47,600	44,600
______________

(1)	Net sales less merchandise costs.

(2)	Includes net sales from warehouses and websites operating for more than one year. For 2017, the prior year includes the comparable 53 weeks.

(3)	Excluding the impact of the revenue recognition standard for the year ended September 1, 2019. See Note 1 in Item 8.

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)
Overview
We believe that the most important driver of our profitability is sales growth, particularly comparable sales growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); changes in the cost of gasoline and associated competitive conditions; and changes from the revenue recognition standard. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and to our merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe that our gasoline business draws members but it generally has a significantly lower gross margin percentage relative to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our selling, general and administrative (SG&A) expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China and the United States, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin will be influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally, has also increased our sales.

The membership format is an integral part of our business and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Our paid membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets.
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, most particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business is operated on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and selling, general and administrative expenses, can have substantial impacts on net income.
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
Our fiscal year ends on the Sunday closest to August 31. References to 2019 and 2018 relate to the 52-week fiscal years ended September 1, 2019, and September 2, 2018, respectively. References to 2017 relate to the 53-week fiscal year ended September 3, 2017. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for 2019 included:

•
We opened 25 new warehouses, including 5 relocations: 16 net new locations in the U.S. and 4 in our Other International segment, including our first warehouse in China, compared to 25 new warehouses, including 4 relocations in 2018;

•	Net sales increased 8% to $149,351 driven by a 6% increase in comparable sales and sales at new warehouses opened in 2018 and 2019;

•	Membership fee revenue increased 7% to $3,352, primarily due to membership sign-ups at existing and new warehouses and the annual fee increase in the U.S. and Canada in June 2017.

•
Gross margin percentage decreased two basis points. Excluding the impact of the new revenue recognition standard on net sales, gross margin as a percentage of adjusted net sales increased eight basis points;

•
Selling, general & administrative (SG&A) expenses as a percentage of net sales increased two basis points. Excluding the impact of the new revenue recognition standard on net sales, SG&A as a percentage of adjusted net sales increased 11 basis points, primarily related to a $123 charge for a product tax assessment;

•
Effective March 2019, starting and supervisor wages were increased and paid bonding leave was made available for hourly employees in the U.S. and Canada. The estimated annualized pre-tax cost of these increases is approximately $50-$60;

•	The effective tax rate in 2019 was 22.3% compared to 28.4% in 2018. Both years were favorably impacted by the Tax Cuts and Jobs Act (2017 Tax Act) and other net tax benefits;

•	Net income increased 17% to $3,659, or $8.26 per diluted share compared to $3,134, or $7.09 per diluted share in 2018; and

•	In April 2019, the Board of Directors approved an increase in the quarterly cash dividend from $0.57 to $0.65 per share and authorized a new share repurchase program in the amount of $4,000.

Results of operations
Net Sales

	2019	2018	2017
Net Sales	$149,351	$138,434	$126,172
Changes in net sales:
U.S.	9%	9%	8%
Canada	3%	10%	10%
Other International	5%	14%	8%
Total Company	8%	10%	9%
Changes in comparable sales:
U.S.	8%	9%	4%
Canada	2%	9%	5%
Other International	2%	11%	2%
Total Company	6%	9%	4%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices(1):
U.S.	6%	7%	4%
Canada	5%	4%	4%
Other International	6%	7%	4%
Total Company	6%	7%	4%
_______________

(1)	Excluding the impact of the revenue recognition standard for the year ended September 1, 2019. See Note 1 in Item 8.
Net Sales
Net sales increased $10,917 or 8% during 2019, primarily due to a 6% increase in comparable sales and sales at new warehouses opened in 2018 and 2019.
Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,463, or 106 basis points, compared to 2018, attributable to our Canadian and Other International Operations. The revenue recognition standard positively impacted net sales by $1,332, or 96 basis points. Changes in gasoline prices did not have a material impact on net sales.
Comparable Sales
Comparable sales increased 6% during 2019 and were positively impacted by increases in both shopping frequency and average ticket. Comparable sales were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).

Membership Fees

	2019	2018	2017
Membership fees	$3,352	$3,142	$2,853
Membership fees increase	7%	10%	8%
Membership fees as a percentage of net sales	2.24%	2.27%	2.26%
The increase in membership fees was primarily due to membership sign-ups at existing and new warehouses and the annual fee increase. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by approximately $30 in 2019. At the end of 2019, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide.
As reported in 2017, we increased our annual membership fees in the U.S. and Canada and in certain of our Other International operations. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. These fee increases had a positive impact of approximately $178 in 2018 and positively impacted 2019, primarily the first two quarters, by approximately $73.
Gross Margin

	2019	2018	2017
Net sales	$149,351	$138,434	$126,172
Less merchandise costs	132,886	123,152	111,882
Gross margin	$16,465	$15,282	$14,290
Gross margin percentage	11.02%	11.04%	11.33%
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased seven basis points primarily due to increases in food and sundries and fresh foods partially offset by decreases in softlines and hardlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased two basis points compared to 2018. Excluding the impact of the revenue recognition standard on net sales, gross margin as a percentage of adjusted net sales was 11.12%, an increase of eight basis points. This increase was primarily due to a 19 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business. This increase was partially offset by decreases of four basis points in our core merchandise categories, four basis points due to an adjustment to our estimate of breakage on rewards earned under our co-branded credit card program and three basis points due to increased spending by members under the Executive Membership 2% reward program. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $155 in 2019.
The segment gross margin percentage, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. operations, predominantly in our warehouse ancillary and other businesses, primarily our gasoline business. This increase was partially offset by decreases in our core merchandise categories and the breakage adjustment noted above. The segment gross margin percentage in our Canadian operations decreased predominantly in hardlines and softlines and certain of our warehouse ancillary and other businesses, partially offset by an increase in fresh foods. The segment gross margin percentage in our Other International operations decreased primarily in our core merchandise categories and due to the introduction of the Executive Membership 2% reward program in Korea. This decrease was partially offset by an increase in our gasoline business.

Selling, General and Administrative Expenses

	2019	2018	2017
SG&A expenses	$14,994	$13,876	$12,950
SG&A expenses as a percentage of net sales	10.04%	10.02%	10.26%
SG&A expenses as a percentage of net sales increased two basis points compared to 2018. Excluding the impact of the revenue recognition standard on net sales, SG&A expenses as a percentage of adjusted net sales were 10.13%, an increase of 11 basis points. This increase is largely due to a $123 charge, or eight basis points, recorded in the U.S. related to a product tax assessment. Central operating costs were higher by two basis points and stock compensation expense was higher by one basis point. Operating costs as a percent of adjusted net sales related to warehouses, ancillary, and other businesses, which includes e-commerce and travel, were flat despite the wage increases and bonding leave benefits for U.S. and Canadian hourly employees effective in March 2019. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $124 in 2019.
Preopening

	2019	2018	2017
Preopening expenses	$86	$68	$82
Warehouse openings, including relocations
United States	18	17	15
Canada	3	3	6
Other International	4	5	7
Total warehouse openings, including relocations	25	25	28
Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse and facility openings, the timing of the opening relative to our year-end, whether a warehouse is owned or leased, and whether openings are in an existing, new, or international market. In 2019, we opened our first warehouse in China. Subsequent to year end, operations commenced at our new poultry processing plant.
Interest Expense

	2019	2018	2017
Interest expense	$150	$159	$134
Interest expense primarily relates to Senior Notes issued by the Company. Interest expense decreased in 2019 largely due to an increase in capitalized interest associated with our new poultry processing plant.

Interest Income and Other, Net

	2019	2018	2017
Interest income	$126	$75	$50
Foreign-currency transaction gains (losses), net	27	23	(5)
Other, net	25	23	17
Interest income and other, net	$178	$121	$62
The increase in interest income in 2019 was primarily due to higher interest rates earned on higher average cash and investment balances. Foreign-currency transaction gains (losses), net include the revaluation and settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of this Report.
Provision for Income Taxes

	2019	2018	2017
Provision for income taxes	$1,061	$1,263	$1,325
Effective tax rate	22.3%	28.4%	32.8%
Our effective tax rate for 2019 was favorably impacted by the reduction in the U.S. federal corporate tax rate in December 2017 from 35% to 21%, which was in effect for all of 2019, and compared to a higher blended rate effective for 2018. Net discrete tax benefits of $221 in 2019 included a benefit of $59 related to the stock-based compensation accounting standard adopted in the first quarter of 2018. This also included a tax benefit of $105 related to U.S. taxation of deemed foreign dividends, offset by losses of foreign tax credits, which impacted the effective tax rate. The tax rate for 2019 was 26.9%, excluding the net discrete tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2019	2018	2017
Net cash provided by operating activities	$6,356	$5,774	$6,726
Net cash used in investing activities	(2,865)	(2,947)	(2,366)
Net cash used in financing activities	(1,147)	(1,281)	(3,218)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $9,444 and $7,259 at the end of 2019 and 2018, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,434 and $1,348 at the end of 2019 and 2018, respectively. These receivables generally settle within four days. Cash and cash equivalents were negatively impacted by a change in exchange rates of $15 and $37 in 2019 and 2018, respectively, and positively impacted by $25 in 2017.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements. We no longer consider earnings after 2017 of our non-U.S. consolidated subsidiaries to be indefinitely reinvested.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $6,356 in 2019, compared to $5,774 in 2018. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to our merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, payment terms with our suppliers, and the amount of payables paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,865 in 2019, compared to $2,947 in 2018, and primarily related to capital expenditures. Net cash flows from investing activities also includes maturities and purchases of short-term investments.
Capital Expenditures
Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations and working capital. In 2019, we spent $2,998 on capital expenditures, and it is our current intention to spend approximately $3,000 to $3,200 during fiscal 2020. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 25 new warehouses, including five relocations, in 2019, and plan to open approximately 22 additional new warehouses, including three relocations, in 2020. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,147 in 2019, compared to $1,281 in 2018. Cash flows used in financing activities primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock. Dividends totaling $1,038 were paid during 2019, of which $250 related to the dividend declared in August 2018. In August 2019, approximately $200 and $100 of Guaranteed Senior Notes were issued by our Japanese subsidiary at fixed interest rates of 0.28% and 0.42%, respectively.
Stock Repurchase Programs
In April 2019, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in April 2023. This authorization revoked previously authorized but unused amounts, totaling $2,237. During 2019 and 2018, we repurchased 1,097,000 and 1,756,000 shares of common stock, at average prices of $225.16 and $183.13, respectively, totaling approximately $247 and $322, respectively. The remaining amount available to be purchased under our approved plan was $3,943 at the end of 2019. These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Cash dividends declared in 2019 totaled $2.44 per share, as compared to $2.14 per share in 2018. In April 2019, the Board of Directors increased our quarterly cash dividend from $0.57 to $0.65 per share. In August 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.65 per share, which was paid subsequent to the end of 2019.

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At September 1, 2019, we had borrowing capacity under these facilities of $865, including a $400 revolving line of credit, which expires in June 2020. The Company currently has no plans to draw upon this facility. Our international operations maintain $355 of the total borrowing capacity under bank credit facilities, of which $150 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2019 and 2018.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $219. The outstanding commitments under these facilities at the end of 2019 totaled $145, most of which were standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Contractual Obligations
At September 1, 2019, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2020	2021 to 2022	2023 to 2024	2025 and thereafter	Total
Purchase obligations (merchandise)(1)	$8,752	$4	$—	$—	$8,756
Long-term debt(2)	1,828	2,594	1,330	1,651	7,403
Operating leases (3)	239	431	374	2,206	3,250
Construction and land obligations	606	8	—	—	614
Capital lease obligations(4)	51	91	78	544	764
Purchase obligations (equipment, services and other)(5)	538	176	33	65	812
Other(6)	18	28	23	96	165
Total	$12,032	$3,332	$1,838	$4,562	$21,764
_______________

(1)	Includes only open merchandise purchase orders.

(2)	Includes contractual interest payments and excludes deferred issuance costs.

(3)	Excludes common area maintenance, taxes, and insurance and have been reduced by $105 related to sub-lease income.

(4)	Includes build-to-suit lease obligations and contractual interest payments.

(5)	Excludes certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.

(6)
Includes asset retirement obligations and deferred compensation obligations. The amount excludes $27 of non-current unrecognized tax contingencies and $36 of other obligations due to uncertainty regarding the timing of future cash payments.

Off-Balance Sheet Arrangements
In the opinion of management, we have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or financial statements, other than operating leases, included in the table above and discussed in Note 1 and Note 5 to the consolidated financial statements included in Item 8 of this Report.

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
Insurance/Self-insurance Liabilities
The Company is predominantly self-insured for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. Insurance coverage is maintained in certain instances to seek to limit exposures arising from very large losses. We use different risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated by using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims over time. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have not been material.
Income Taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment also is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits associated with uncertain tax positions are recorded only after determining a more-likely-than-not probability that the positions will withstand challenge from tax authorities. When facts and circumstances change, we reassess these positions and record any changes in the consolidated financial statements as appropriate. The 2017 Tax Act includes various provisions that significantly altered U.S. tax law, many of which impact our business (see Note 8 to the consolidated financial statements for further discussion).
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

Our policy limits investments in the U.S. to direct U.S. government and government agency obligations, repurchase agreements collateralized by U.S. government and government agency obligations, U.S. government and government agency money market funds, and insured bank balances. Our wholly-owned captive insurance subsidiary invests in U.S. government and government agency obligations and U.S. government and government agency money market funds. Our Canadian and Other International subsidiaries’ investments are primarily in money market funds, bankers’ acceptances, and bank certificates of deposit, generally denominated in local currencies.
A 100 basis-point change in interest rates as of the end of 2019 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2019, long-term debt with fixed interest rates was $6,852. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at September 1, 2019, would have decreased the fair value of the contracts by $79 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy, particularly electricity and natural gas, and other commodities used in retail and manufacturing operations, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, predominantly in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases and normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of September 1, 2019 and September 2, 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week period ended September 1, 2019, the 52-week period ended September 2, 2018 and the 53-week period ended September 3, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 1, 2019 and September 2, 2018, and the results of its operations and its cash flows for the 52-week period ended September 1, 2019, the 52-week period ended September 2, 2018 and the 53-week period ended September 3, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 10, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates its self-insurance liabilities by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated self-insurance liabilities as of September 1, 2019 were $1,222 million.
We identified the evaluation of the Company’s self-insurance liabilities as a critical audit matter because of the specialized skills necessary to evaluate the Company’s actuarial models and the judgments required to assess the underlying assumptions made by the Company. Key assumptions underlying the Company’s actuarial estimates include: reporting and payment patterns used in the projections of the ultimate loss; loss and exposure trends; the selected loss rates and initial expected losses used in the Paid and Incurred Bornhuetter-Ferguson methods; and the selection of the ultimate loss derived from the various methods.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-insurance process. Such controls included controls over the (a) evaluation of claims information sent to the actuary, (b) development and selection of the key assumptions used in the actuarial calculation, and (c) review of the actuarial report and evaluation of the external actuarial expert’s qualifications, competency, and objectivity. We tested the claims data used in the actuarial calculation by selecting a sample and checking key attributes such as date of loss. We involved actuarial professionals with specialized skills and knowledge who assisted in:

•	Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards;

•	Evaluating the Company’s ability to estimate self-insurance liabilities by comparing its historical estimates with actual loss payments;

•
Evaluating the key assumptions underlying the Company’s actuarial estimates by developing an independent expectation of the self-insurance liabilities and comparing them to the amounts recorded by the Company; and

•
Evaluating the qualifications of the Company’s actuaries by assessing their certifications, and determining whether they met the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion implicit in their analyses.

Performance of incremental audit procedures over IT financial reporting processes
As of September 2, 2018, the Company identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. While our report dated October 10, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 1, 2019, during a portion of the 52-week period ended September 1, 2019, the ITGCs were ineffective and the information or system generated reports produced by the affected financial reporting systems could not be relied upon without further testing. We identified the performance of the necessary incremental audit procedures over the financial information reliant on the impacted IT systems as a critical audit matter. Significant auditor judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and evidence obtained due to ineffective controls and the complexity of the Company’s IT environment.
The primary procedures we performed to address this critical audit matter included the following. We involved IT professionals with specialized skills and knowledge to assist in the identification and design of the incremental procedures. We modified the types of procedures that were performed, which included:

•	Testing the underlying records of selected transaction data obtained from the impacted IT systems to support the use of the information in the conduct of the audit; and

•
Involving forensic professionals with specialized skills and knowledge in data analysis to perform an evaluation of the journal entry data, including assessing that the entire population of automated and manual transactions has been identified. Forensic professionals also assisted with the identification of certain entries that required additional testing and for all such entries, we agreed the journal entry data to source documents.

We evaluated the collective results of the incremental audit procedures performed to assess the sufficiency of audit evidence obtained related to the information produced by the impacted IT systems.
Evaluation of the impact of the 2017 Tax Act
As discussed in Note 8 to the consolidated financial statements, H.R. 1, the "Tax Cuts and Jobs Act" (2017 Tax Act) contains numerous provisions impacting the computation of the Company’s U.S. federal and state corporate income tax provision, including the Global Intangible Low Tax Income (GILTI), Foreign Derived Intangibles Income (FDII) and Foreign Tax Credit (FTC) provisions. For the year ended September 1, 2019, the Company recognized net tax benefits of $123 million related to the 2017 Tax Act.
We identified the evaluation of the Company’s implementation of the provisions of the 2017 Tax Act as a critical audit matter. A high degree of judgment was required to interpret the impact of the new tax law on the Company, especially given the complexity of the 2017 Tax Act and related Treasury Regulations. Further, evaluating the Company’s application of the GILTI, FDII and FTC provisions of the 2017 Tax Act required complex auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax process, including controls over the (a) identification and interpretation of the relevant provisions of the 2017 Tax Act and related Treasury Regulations and (b) calculation of the impact of the GILTI, FDII and FTC provisions. We involved tax professionals with specialized skills and knowledge who assisted in evaluating the Company’s interpretation and application of the 2017 Tax Act. They developed an independent assessment of the impact of the GILTI, FDII and FTC provisions based on our understanding and interpretation, and compared it to the net tax benefits the Company recognized related to the 2017 Tax Act.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Seattle, Washington
October 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 1, 2019 and September 2, 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week period ended September 1, 2019, the 52-week period ended September 2, 2018 and the 53-week period ended September 3, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated October 10, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Seattle, Washington
October 10, 2019

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	September 1, 2019	September 2, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,384	$6,055
Short-term investments	1,060	1,204
Receivables, net	1,535	1,669
Merchandise inventories	11,395	11,040
Other current assets	1,111	321
Total current assets	23,485	20,289
PROPERTY AND EQUIPMENT
Land	6,417	6,193
Buildings and improvements	17,136	16,107
Equipment and fixtures	7,801	7,274
Construction in progress	1,272	1,140
	32,626	30,714
Less accumulated depreciation and amortization	(11,736)	(11,033)
Net property and equipment	20,890	19,681
OTHER ASSETS	1,025	860
TOTAL ASSETS	$45,400	$40,830
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,679	$11,237
Accrued salaries and benefits	3,176	2,994
Accrued member rewards	1,180	1,057
Deferred membership fees	1,711	1,624
Current portion of long-term debt	1,699	90
Other current liabilities	3,792	2,924
Total current liabilities	23,237	19,926
LONG-TERM DEBT, excluding current portion	5,124	6,487
OTHER LIABILITIES	1,455	1,314
Total liabilities	29,816	27,727
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 439,625,000 and 438,189,000 shares issued and outstanding	4	4
Additional paid-in capital	6,417	6,107
Accumulated other comprehensive loss	(1,436)	(1,199)
Retained earnings	10,258	7,887
Total Costco stockholders’ equity	15,243	12,799
Noncontrolling interests	341	304
Total equity	15,584	13,103
TOTAL LIABILITIES AND EQUITY	$45,400	$40,830

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	September 1, 2019	September 2, 2018	September 3, 2017
REVENUE
Net sales	$149,351	$138,434	$126,172
Membership fees	3,352	3,142	2,853
Total revenue	152,703	141,576	129,025
OPERATING EXPENSES
Merchandise costs	132,886	123,152	111,882
Selling, general and administrative	14,994	13,876	12,950
Preopening expenses	86	68	82
Operating income	4,737	4,480	4,111
OTHER INCOME (EXPENSE)
Interest expense	(150)	(159)	(134)
Interest income and other, net	178	121	62
INCOME BEFORE INCOME TAXES	4,765	4,442	4,039
Provision for income taxes	1,061	1,263	1,325
Net income including noncontrolling interests	3,704	3,179	2,714
Net income attributable to noncontrolling interests	(45)	(45)	(35)
NET INCOME ATTRIBUTABLE TO COSTCO	$3,659	$3,134	$2,679
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$8.32	$7.15	$6.11
Diluted	$8.26	$7.09	$6.08
Shares used in calculation (000’s)
Basic	439,755	438,515	438,437
Diluted	442,923	441,834	440,937

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	September 1, 2019	September 2, 2018	September 3, 2017
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$3,704	$3,179	$2,714
Foreign-currency translation adjustment and other, net	(245)	(192)	98
Comprehensive income	3,459	2,987	2,812
Less: Comprehensive income attributable to noncontrolling interests	37	38	48
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$3,422	$2,949	$2,764

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 28, 2016	437,524	$2	$5,490	$(1,099)	$7,686	$12,079	$253	$12,332
Net income	—	—	—	—	2,679	2,679	35	2,714
Foreign-currency translation adjustment and other, net	—	—	—	85	—	85	13	98
Stock-based compensation	—	—	518	—	—	518	—	518
Release of vested restricted stock units (RSUs), including tax effects	2,673	—	(165)	—	—	(165)	—	(165)
Conversion of convertible notes	5	—	—	—	—	—	—	—
Repurchases of common stock	(2,998)	—	(41)	—	(432)	(473)	—	(473)
Cash dividends declared and other	—	2	(2)	—	(3,945)	(3,945)	—	(3,945)
BALANCE AT SEPTEMBER 3, 2017	437,204	4	5,800	(1,014)	5,988	10,778	301	11,079
Net income	—	—	—	—	3,134	3,134	45	3,179
Foreign-currency translation adjustment and other, net	—	—	—	(185)	—	(185)	(7)	(192)
Stock-based compensation	—	—	547	—	—	547	—	547
Release of vested RSUs, including tax effects	2,741	—	(217)	—	—	(217)	—	(217)
Repurchases of common stock	(1,756)	—	(26)	—	(296)	(322)	—	(322)
Cash dividends declared and other	—	—	3	—	(939)	(936)	(35)	(971)
BALANCE AT SEPTEMBER 2, 2018	438,189	4	6,107	(1,199)	7,887	12,799	304	13,103
Net income	—	—	—	—	3,659	3,659	45	3,704
Foreign-currency translation adjustment and other, net	—	—	—	(237)	—	(237)	(8)	(245)
Stock-based compensation	—	—	598	—	—	598	—	598
Release of vested RSUs, including tax effects	2,533	—	(272)	—	—	(272)	—	(272)
Repurchases of common stock	(1,097)	—	(16)	—	(231)	(247)	—	(247)
Cash dividends declared and other	—	—	—	—	(1,057)	(1,057)	—	(1,057)
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	September 1, 2019	September 2, 2018	September 3, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$3,704	$3,179	$2,714
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,492	1,437	1,370
Stock-based compensation	595	544	514
Other non-cash operating activities, net	9	(6)	(14)
Deferred income taxes	147	(49)	(29)
Changes in operating assets and liabilities:
Merchandise inventories	(536)	(1,313)	(894)
Accounts payable	322	1,561	2,258
Other operating assets and liabilities, net	623	421	807
Net cash provided by operating activities	6,356	5,774	6,726
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,094)	(1,060)	(1,279)
Maturities and sales of short-term investments	1,231	1,078	1,385
Additions to property and equipment	(2,998)	(2,969)	(2,502)
Other investing activities, net	(4)	4	30
Net cash used in investing activities	(2,865)	(2,947)	(2,366)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	210	80	(236)
Proceeds from issuance of long-term debt	298	—	3,782
Repayments of long-term debt	(89)	(86)	(2,200)
Tax withholdings on stock-based awards	(272)	(217)	(202)
Repurchases of common stock	(247)	(328)	(469)
Cash dividend payments	(1,038)	(689)	(3,904)
Other financing activities, net	(9)	(41)	11
Net cash used in financing activities	(1,147)	(1,281)	(3,218)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15)	(37)	25
Net change in cash and cash equivalents	2,329	1,509	1,167
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	6,055	4,546	3,379
CASH AND CASH EQUIVALENTS END OF YEAR	$8,384	$6,055	$4,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$141	$143	$131
Income taxes, net	$1,187	$1,204	$1,185
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$286	$250	$—
COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 1, 2019, Costco operated 782 warehouses worldwide: 543 in the United States (U.S.) located in 44 states, Washington, D.C., and Puerto Rico, 100 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 26 in Japan, 16 in Korea, 13 in Taiwan, 11 in Australia, two in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, and Taiwan.
Basis of Presentation
The consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. During the first quarter of 2018, the Company purchased its former joint-venture partner's remaining equity interest in its Korean operations. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2019 and 2018 relate to the 52-week fiscal years ended September 1, 2019, and September 2, 2018, respectively. References to 2017 relate to the 53-week fiscal year ended September 3, 2017.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $1,434 and $1,348 at the end of 2019 and 2018, respectively.
The Company provides for the daily replenishment of major bank accounts as payments are presented. Included in accounts payable at the end of 2019 and 2018 are $673 and $463, respectively, representing the excess of outstanding payments over cash on deposit at the banks on which the payments were drawn.

The accompanying notes are an integral part of these consolidated financial statements.

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

Receivables, Net
Receivables consist primarily of vendor, reinsurance, credit card incentive, third-party pharmacy and other receivables. Vendor receivables include volume rebates or other discounts. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Credit card incentive receivables primarily represent amounts earned under the co-branded credit card arrangement in the U.S. Third-party pharmacy receivables generally relate to amounts due from members’ insurers. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. The allowance is based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial in 2019, 2018, and 2017.
Merchandise Inventories
Merchandise inventories consist of the following:

	2019	2018
United States	$8,415	$8,081
Canada	1,123	1,189
Other International	1,857	1,770
Merchandise inventories	$11,395	$11,040
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. As of September 1, 2019 and September 2, 2018, U.S. merchandise inventories valued at LIFO approximated first-in, first-out (FIFO) after considering the lower of cost or market principle. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the FIFO basis.
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
The Company capitalizes certain computer software and software development costs incurred in developing or obtaining software for internal use. During development, these costs are included in construction in progress. When the assets are ready for their intended use, these costs are included in equipment and fixtures and amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2019 and 2018 were immaterial.
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2019, 2018 or 2017.
Insurance/Self-insurance Liabilities
The Company is predominantly self-insured for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, and inventory loss. Insurance coverage is maintained in certain instances to limit exposures arising from very large losses. It uses different risk management mechanisms, including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2019 and 2018, these insurance liabilities were $1,222 and $1,148 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
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
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. At the end of 2019 and 2018, the aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $704 and $717 at the end of 2019 and 2018, respectively. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2019 and 2018.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2019, 2018, and 2017.
The Company is exposed to fluctuations in prices for energy, particularly electricity and natural gas, and other commodity products used in retail and manufacturing operations, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the accompanying consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial for 2019, 2018, and 2017.
Revenue Recognition
The Company recognizes sales for the amount of consideration collected from the member, which includes gross shipping fees where applicable, and is net of sales taxes collected and remitted to government agencies and returns. The Company reserves for estimated returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The Company records, on a gross basis, a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the consolidated balance sheets.
Merchandise Sales - The Company offers merchandise in the following core merchandise categories: food and sundries, hardlines, softlines, and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is recognized upon shipment to the member to the extent there is no installation provided as a part of the contract. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs and included in merchandise costs in the consolidated statements of income. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the consolidated balance sheets.
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
Membership Fees - The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2019 and 2018 were $1,711 and $1,624, respectively.
In certain countries, the Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum of approximately $1,000 per year), which does not expire and can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2019,  2018 and 2017, the net reduction in sales was $1,537, $1,394, and $1,281 respectively.
Shop Cards - The Company sells and otherwise provides proprietary shop cards that do not expire and are redeemable at the warehouse or online for merchandise or membership. Revenue from shop cards is recognized upon redemption, and estimated breakage is recognized based on redemption data. The Company accounts for outstanding shop card balances as a shop card liability, net of estimated breakage. Previously, the shop cards were branded as cash cards.
Co-Branded Credit Card Program - Citibank, N.A. (“Citi”) became the exclusive issuer of co-branded credit cards to U.S. members in June 2016. The Company receives various forms of consideration, including a royalty on purchases made on the card outside of Costco, a portion of which, after giving rise to estimated breakage, is used to fund the rebate that cardholders receive. The rebates are issued in February and expire on December 31. Breakage is estimated based on redemption data.
Merchandise Costs
Merchandise costs consist of the purchase price or manufacturing costs of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot and fulfillment operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities in fresh foods and certain ancillary departments.
Vendor Consideration
The Company has agreements to receive funds from vendors for discounts and a variety of other programs. These programs are evidenced by signed agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees (other than fresh foods departments and certain ancillary businesses which are reflected in merchandise costs) as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, stock compensation expense, credit and debit card processing fees, utilities, as well as other operating costs incurred to support warehouse and e-commerce website operations.

Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $614, $578, and $543 for 2019, 2018, and 2017, respectively, and are predominantly included in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
Leases
The Company leases land and/or buildings at warehouses and certain other office and distribution facilities, primarily under operating leases. Operating leases expire at various dates through 2068, with the exception of one lease in the U.K., which expires in 2151. These leases generally contain one or more of the following options, which the Company can exercise at the end of the initial lease term: (a) renewal for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase of the property at the then-fair market value; or (c) right of first refusal in the event of a third-party purchase offer.
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
The Company’s asset retirement obligations (ARO) primarily relate to leasehold improvements that at the end of a lease must be removed. These obligations are generally recorded as a discounted liability with an offsetting asset at the inception of the lease term based upon the estimated fair value of the costs to remove the improvements. These liabilities are accreted over time to the projected future value of the obligation. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases were immaterial at the end of 2019 and 2018, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.
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

Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, providing for changes in the recognition of revenue from contracts with customers. The guidance requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted the standard in the first quarter of 2019, using the modified retrospective approach, and recorded a cumulative effect adjustment of $16 as an increase to retained earnings, which is included in cash dividend declared and other in the consolidated statements of equity.
The standard impacted the presentation and timing of certain revenue transactions. Specifically, the changes included gross presentation of the Company’s estimate of merchandise returns reserve and the related recoverable assets, recognizing shop card breakage over the period of redemption, and accelerating the recognition of certain e-commerce and special-order sales. Additionally, the Company’s evaluation under the standard of its status as a principal in certain revenue arrangements resulted in the recognition of additional sales on a gross basis.
The effect of the standard on the Company's consolidated balance sheet was an increase to other current liabilities and other current assets of $649 and $698 at adoption and at the end of 2019, respectively, related to the estimate of merchandise returns reserve and the related recoverable assets.
The effect of the adoption of this standard on the Company's consolidated statement of income is as follows:

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
52 Weeks Ended September 1, 2019
Net Sales	$149,351	$1,332	$148,019
Merchandise Costs	132,886	1,324	131,562
Gross Margin (1)	16,465	8	16,457
______________

(1)	Net sales less merchandise costs.
For related disaggregated revenue disclosures, see Note 11.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, which requires recognition on the balance sheet of rights and obligations created by leases with terms greater than twelve months. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and utilize the transition option, which allows for a cumulative-effect adjustment in the period of adoption and does not require application of the guidance to comparative periods. The primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The Company has substantially completed its assessment of the new standard and estimates total assets and liabilities will increase by approximately $2,400 upon adoption. The adoption is not expected to have a material impact to the Company's consolidated statements of income or cash flows. The Company continues to evaluate the related disclosure requirements.

Note 2—Investments
The Company’s investments were as follows:

2019:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$716	$6	$722
Held-to-maturity:
Certificates of deposit	338		338
Total short-term investments	$1,054	$6	$1,060

2018:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$912	$(14)	$898
Held-to-maturity:
Certificates of deposit	306		306
Total short-term investments	$1,218	$(14)	$1,204
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended September 1, 2019, and September 2, 2018. At the end of 2019 and 2018, the Company's available-for-sale securities that were in a continuous unrealized-loss position were not material.
There were no sales of available-for-sale securities in 2019. Proceeds from sales of available-for-sale securities were $39 and $202 during 2018, and 2017, respectively. Gross realized gains or losses from sales of available-for-sale securities were not material in 2018 and 2017.
The maturities of available-for-sale and held-to-maturity securities at the end of 2019 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$297	$297	$338
Due after one year through five years	402	407	0
Due after five years	17	18	0
Total	$716	$722	$338

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below present information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

2019:	Level 1	Level 2
Investment in government and agency securities(1)	$0	$766
Forward foreign-exchange contracts, in asset position(2)	0	15
Forward foreign-exchange contracts, in (liability) position(2)	0	(4)
Total	$0	$777

2018:	Level 1	Level 2
Money market mutual funds(3)	$9	$0
Investment in government and agency securities(1)	0	903
Forward foreign-exchange contracts, in asset position(2)	0	16
Forward foreign-exchange contracts, in (liability) position(2)	0	(2)
Total	$9	$917
______________

(1)
At September 1, 2019, $44 cash and cash equivalents and $722 short-term investments are included in the accompanying consolidated balance sheets. At September 2, 2018, immaterial cash and cash equivalents and $898 short-term investments are included in the accompanying consolidated balance sheets.

(2)	The asset and the liability values are included in other current assets and other current liabilities, respectively, in the accompanying consolidated balance sheets.

(3)	Included in cash and cash equivalents in the accompanying balance sheet.
During and at the end of both 2019 and 2018, the Company did not hold any Level 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers in or out of Level 1 or 2 during 2019 and 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during 2019 and 2018.

Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $865 and $857, in 2019 and 2018, respectively. Borrowings on these short-term facilities were immaterial during 2019 and 2018, and there were no outstanding borrowings at the end of 2019 and 2018.
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
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary and are valued using Level 3 inputs. In October 2018, the Company's Japanese subsidiary repaid a Guaranteed Senior Note and in August 2019, issued approximately $200 and $100 of Guaranteed Senior Notes at fixed interest rates of 0.28% and 0.42%, respectively. Interest is payable semi-annually, and principal is due in August 2029 and August 2034, respectively.
At the end of 2019 and 2018, the fair value of the Company's long-term debt, including the current portion, was approximately $6,997 and $6,492, respectively. The carrying value of long-term debt consisted of the following:

	2019	2018
1.70% Senior Notes due December 2019	$1,200	$1,200
1.75% Senior Notes due February 2020	500	500
2.15% Senior Notes due May 2021	1,000	1,000
2.25% Senior Notes due February 2022	500	500
2.30% Senior Notes due May 2022	800	800
2.75% Senior Notes due May 2024	1,000	1,000
3.00% Senior Notes due May 2027	1,000	1,000
Other long-term debt	852	613
Total long-term debt	6,852	6,613
Less unamortized debt discounts and issuance costs	29	36
Less current portion(1)	1,699	90
Long-term debt, excluding current portion	$5,124	$6,487
_______________
(1) Net of unamortized debt discounts and issuance costs.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2020	$1,700
2021	1,094
2022	1,300
2023	94
2024	1,113
Thereafter	1,551
Total	$6,852
Note 5—Leases
Operating Leases
The aggregate rental expense for 2019, 2018, and 2017 was $268, $265, and $258, respectively. Sub-lease income and contingent rent were not material in 2019, 2018, or 2017.
Capital and Build-to-Suit Leases
Gross assets recorded under capital and build-to-suit leases were $457 and $427 at the end of 2019 and 2018, respectively. These assets are recorded net of accumulated amortization of $106 and $94 at the end of 2019 and 2018, respectively.
At the end of 2019, future minimum payments, net of sub-lease income of $105 for all years combined, under non-cancelable operating leases with terms of at least one year and capital leases were as follows:

	Operating Leases	Capital Leases(1)
2020	$239	$51
2021	229	53
2022	202	38
2023	193	39
2024	181	39
Thereafter	2,206	544
Total	$3,250	764
Less amount representing interest		(343)
Net present value of minimum lease payments		421
Less current installments(2)		(26)
Long-term capital lease obligations less current installments(3)		$395
_______________

(1)	Includes build-to-suit lease obligations.

(2)	Included in other current liabilities in the accompanying consolidated balance sheets.

(3)	Included in other liabilities in the accompanying consolidated balance sheets.

Note 6—Stockholders’ Equity
Dividends
The Company’s current quarterly dividend rate is $0.65 per share. In August 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.65 per share, which was paid subsequent to the end of 2019.
Stock Repurchase Programs
In April 2019, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in April 2023. This authorization revoked previously authorized but unused amounts, totaling $2,237. As of the end of 2019, the remaining amount available for stock repurchases under the approved plan was $3,943. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2019	1,097	$225.16	$247
2018	1,756	183.13	322
2017	2,998	157.87	473
These amounts may differ from repurchases of common stock in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year.
Note 7—Stock-Based Compensation Plans
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to all executive officers are performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs are subject to quarterly vesting upon retirement or voluntary termination. Employees who attain at least 25 years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date. On January 24, 2019, shareholders approved the adoption of the 2019 Incentive Plan, which replaced the Seventh Restated 2002 Stock Incentive Plan (Seventh Plan). The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant under the Seventh Plan on January 24, 2019 and future forfeited shares from grants under the Seventh Plan up to a maximum aggregate of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on non-vested and undelivered shares. At the end of 2019, 15,676,000 shares were available to be granted as RSUs under the 2019 Incentive Plan.

The following awards were outstanding at the end of 2019:

•	6,268,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
228,000 performance-based RSUs, of which 150,000 were granted to executive officers subject to the certification of the attainment of specified performance targets for 2019. This certification occurred in September 2019, at which time a portion vested as a result of the long service of all executive officers. The remaining awards vest upon continued employment over specified periods of time.

The following table summarizes RSU transactions during 2019:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2018	7,578	$140.85
Granted	2,792	224.00
Vested and delivered	(3,719)	155.65
Forfeited	(155)	164.75
Outstanding at the end of 2019	6,496	$167.55
The weighted-average grant date fair value of RSUs granted was $224.00, $156.19, and $144.12 in 2019, 2018, and 2017, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2019 was $694 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2019 were approximately 2,194,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2019	2018	2017
Stock-based compensation expense before income taxes	$595	$544	$514
Less income tax benefit (1)	(128)	(116)	(167)
Stock-based compensation expense, net of income taxes	$467	$428	$347
_______________
(1) In 2019 and 2018, the income tax benefit reflects the reduction in the U.S. federal statutory income tax rate from 35% to 21%.

Note 8— Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2019	2018	2017
Domestic	$3,591	$3,182	$2,988
Foreign	1,174	1,260	1,051
Total	$4,765	$4,442	$4,039

The provisions for income taxes are as follows:

	2019	2018	2017
Federal:
Current	$328	$636	$802
Deferred	222	(35)	7
Total federal	550	601	809
State:
Current	178	190	161
Deferred	26	22	8
Total state	204	212	169
Foreign:
Current	405	487	389
Deferred	(98)	(37)	(42)
Total foreign	307	450	347
Total provision for income taxes	$1,061	$1,263	$1,325
In December 2017, the 2017 Tax Act was signed into law. Except for certain provisions, the 2017 Tax Act is effective for tax years beginning on or after January 1, 2018. The Company is a fiscal-year taxpayer, so most provisions became effective for 2019, including limitations on the Company’s ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and limitations on certain business deductions. Provisions with significant impacts that were effective starting in the second quarter of 2018 and throughout 2019 included: a decrease in the U.S. federal income tax rate, remeasurement of certain net deferred tax liabilities, and a transition tax on deemed repatriation of certain foreign earnings. The decrease in the U.S. federal statutory income tax rate to 21.0% was effective for all of 2019 and resulted in a blended rate for the Company of 25.6% for 2018.
The reconciliation between the statutory tax rate and the effective rate is as follows:

	2019		2018		2017
Federal taxes at statutory rate	$1,001	21.0%	$1,136	25.6%	$1,414	35.0%
State taxes, net	171	3.6	154	3.4	116	2.9
Foreign taxes, net	(1)	0.0	32	0.7	(64)	(1.6)
Employee stock ownership plan (ESOP)	(18)	(0.4)	(14)	(0.3)	(104)	(2.6)
2017 Tax Act	(123)	(2.6)	19	0.4	—	—
Other	31	0.7	(64)	(1.4)	(37)	(0.9)
Total	$1,061	22.3%	$1,263	28.4%	$1,325	32.8%
During 2019, the Company recognized net tax benefits of $123 related to the 2017 Tax Act. This benefit primarily included $105 related to U.S. taxation of deemed foreign dividends, partially offset by losses of current year foreign tax credits. During 2018, the Company recognized a net tax expense of $19 related to the 2017 Tax Act. This expense included $142 for the estimated tax on deemed repatriation of foreign earnings, and $43 for the reduction in foreign tax credits and other immaterial items, largely offset by a tax benefit of $166 for the remeasurement of certain deferred tax liabilities.

In 2019 and 2018, the Company recognized total net tax benefits of $221 and $57, which included a benefit of $59 and $33, respectively, related to the stock-based compensation accounting standard adopted in 2018 in addition to the impacts of the 2017 Tax Act noted above. In 2017, the Company’s provision for income taxes was favorably impacted by a net tax benefit of $104, primarily due to the $82 tax benefit recorded in connection with the May 2017 special cash dividends paid by the Company to employees through the Company's 401(k) retirement plan. Dividends on these shares are deductible for U.S. income tax purposes. There was no similar special cash dividend in 2019 or 2018.
The components of the deferred tax assets (liabilities) are as follows:

	2019	2018
Deferred tax assets:
Equity compensation	$74	$72
Deferred income/membership fees	180	136
Foreign tax credit carry forward	65	—
Accrued liabilities and reserves	566	484
Total deferred tax assets	885	692
Valuation allowance	(76)	—
Total net deferred tax assets	809	692
Deferred tax liabilities:
Property and equipment	(677)	(478)
Merchandise inventories	(187)	(175)
Foreign branch deferreds	(69)	—
Other	(21)	(40)
Total deferred tax liabilities	$(954)	$(693)
Net deferred tax (liabilities)/assets	$(145)	$(1)

The deferred tax accounts at the end of 2019 and 2018 include deferred income tax assets of $398 and $316, respectively, included in other assets; and deferred income tax liabilities of $543 and $317, respectively, included in other liabilities.
In 2019, the Company recorded a valuation allowance of $76 primarily related to foreign tax credits that we believe will not be realized due to limitations on the Company's ability to claim the credits during the carry forward period. The foreign tax credit carry forwards are set to expire beginning in fiscal 2027.

The Company no longer considers fiscal year earnings of our non-U.S. consolidated subsidiaries after 2017 to be indefinitely reinvested and has recorded the estimated incremental foreign withholding (net of available foreign tax credits) on fiscal year earnings and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company continues to consider undistributed earnings of certain non-U.S. consolidated subsidiaries prior to 2018, which totaled $2,924, to be indefinitely reinvested and has not provided for withholding or state taxes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2019 and 2018 is as follows:

	2019	2018
Gross unrecognized tax benefit at beginning of year	$36	$52
Gross increases—current year tax positions	5	6
Gross increases—tax positions in prior years	2	6
Gross decreases—tax positions in prior years	0	(17)
Settlements	(4)	(1)
Lapse of statute of limitations	(12)	(10)
Gross unrecognized tax benefit at end of year	$27	$36
The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2019 and 2018, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $24 and $32 at the end of 2019 and 2018, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Interest and penalties recognized during 2019 and 2018 and accrued at the end of each respective period were not material.
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
Other Taxes
The Company is undergoing multiple examinations for value added, sales-based, payroll, product, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. Subsequent to the end of 2019, the Company received an assessment related to a product tax audit covering multiple years. The Company recorded a charge of $123 in 2019, but plans to protest the assessment. Other possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.

Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000’s):

	2019	2018	2017
Net income attributable to Costco	$3,659	$3,134	$2,679
Weighted average basic shares	439,755	438,515	438,437
RSUs and other	3,168	3,319	2,500
Weighted average diluted shares	442,923	441,834	440,937
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
The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-CV-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action has been stayed pending review by the Ninth Circuit of the order certifying a class. In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310, Alameda Superior Court filed Jan. 4, 2019). The Company filed an answer denying the material allegations of the complaint. In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). The Company filed an answer denying the material allegations of the complaint.

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
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez, et ano., v. Costco Wholesale Corp., et al. (Case No. 2:19-cv-03454 C.D. Cal. Filed Mar. 25, 2019). The Company filed an answer denying the material allegations of the complaint. In May 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340 E.D. Cal. filed May 28, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In June 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods, itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Martinez v. Costco Wholesale Corp., (Case No. 3:19-cv-05624 (N.D. Cal. filed June 11, 2019). The Company filed an answer denying the material allegations of the complaint. In August 2019, Rough filed a companion case in state court seeking penalties under the California Labor Code Private Attorneys General Act. Rough v. Costco (Case No. FCS053454, Sonoma County Superior Court, filed August 23, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In September 2019, an employee re-filed a class action against the Company alleging claims under California law for failure to pay wages, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Mosley v. Costco Wholesale Corp. (Case No. 2:19-cv-07935, C.D. Cal. filed Sept. 12, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes, and third-party payors concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and class actions filed in thirty-eight states on behalf of infants born with opioid-related medical conditions. In 2019 similar actions were commenced against the Company in state courts in Utah. Claims against the Company in state courts in New Jersey and Oklahoma have been dismissed. The Company is defending all of these matters.
The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash. filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash. filed Dec. 11, 2018).  The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting.  They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees.  On January 30, 2019, an order was entered consolidating the actions and a consolidated amended complaint was filed on April 16, 2019. A motion to dismiss the complaint was filed on June 7.

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
In November 2016 and September 2017, the Company received notices of violation from the Connecticut Department of Energy and Environmental Protection regarding hazardous waste practices at its Connecticut warehouses, primarily concerning unsalable pharmaceuticals. The relief to be sought is not known at this time. The Company is seeking to cooperate concerning the resolution of these notices. On February 13, 2019, the Company's affiliate in Spain received notice from the General Directorate on Environment and Sustainability of the Regional Government of Madrid that the Directorate was investigating issues concerning rain, sewage and hydrocarbon drainage related to the Company's warehouse in Getafe. In August the Company was advised that no fines would be sought in this matter.
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

Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland, France, and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, incurred on behalf of the Company's Canadian and Other International operations, are included in the U.S. operations because those costs generally come under the responsibility of U.S. management.

	United States Operations	Canadian Operations	Other International Operations	Total
2019
Total revenue	$111,751	$21,366	$19,586	$152,703
Operating income	3,063	924	750	4,737
Depreciation and amortization	1,126	143	223	1,492
Additions to property and equipment	2,186	303	509	2,998
Net property and equipment	14,367	2,044	4,479	20,890
Total assets	32,162	4,369	8,869	45,400
2018
Total revenue	$102,286	$20,689	$18,601	$141,576
Operating income	2,787	939	754	4,480
Depreciation and amortization	1,078	135	224	1,437
Additions to property and equipment	2,046	268	655	2,969
Net property and equipment	13,353	1,900	4,428	19,681
Total assets	28,207	4,303	8,320	40,830
2017
Total revenue	$93,889	$18,775	$16,361	$129,025
Operating income	2,644	841	626	4,111
Depreciation and amortization	1,044	124	202	1,370
Additions to property and equipment	1,714	277	511	2,502
Net property and equipment	12,339	1,820	4,002	18,161
Total assets	24,068	4,471	7,808	36,347
Disaggregated Revenue
The following table summarizes net sales by merchandise category:

	2019	2018	2017
Food and Sundries	$59,672	$56,073	$52,362
Hardlines	24,570	22,620	20,583
Fresh Foods	19,948	18,879	17,849
Softlines	16,590	15,387	14,537
Ancillary	28,571	25,475	20,841
Total Net Sales	$149,351	$138,434	$126,172

Note 12—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2019 and 2018.

	52 Weeks Ended September 1, 2019
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)		Total (52 Weeks)
REVENUE
Net sales	$34,311	$34,628	$33,964	$46,448		$149,351
Membership fees	758	768	776	1,050		3,352
Total revenue	35,069	35,396	34,740	47,498		152,703
OPERATING EXPENSES
Merchandise costs	30,623	30,720	30,233	41,310		132,886
Selling, general and administrative	3,475	3,464	3,371	4,684	(1)	14,994
Preopening expenses	22	9	14	41		86
Operating income	949	1,203	1,122	1,463		4,737
OTHER INCOME (EXPENSE)
Interest expense	(36)	(34)	(35)	(45)		(150)
Interest income and other, net	22	46	36	74		178
INCOME BEFORE INCOME TAXES	935	1,215	1,123	1,492		4,765
Provision for income taxes	158	314	207	382		1,061
Net income including noncontrolling interests	777	901	916	1,110		3,704
Net income attributable to noncontrolling interests	(10)	(12)	(10)	(13)		(45)
NET INCOME ATTRIBUTABLE TO COSTCO	$767	$889	$906	$1,097		$3,659
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.75	$2.02	$2.06	$2.49		$8.32
Diluted	$1.73	$2.01	$2.05	$2.47		$8.26
Shares used in calculation (000’s)
Basic	439,157	440,284	439,859	439,727		439,755
Diluted	442,749	442,337	442,642	443,400		442,923
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.57	$0.57	$0.65	$0.65		$2.44
_______________
(1) Includes a $123 charge for a product tax assessment.

	52 Weeks Ended September 2, 2018
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)	Total (52 Weeks)
REVENUE
Net sales	$31,117	$32,279	$31,624	$43,414	$138,434
Membership fees	692	716	737	997	3,142
Total revenue	31,809	32,995	32,361	44,411	141,576
OPERATING EXPENSES
Merchandise costs	27,617	28,733	28,131	38,671	123,152
Selling, general and administrative	3,224	3,234	3,155	4,263	13,876
Preopening expenses	17	12	8	31	68
Operating income	951	1,016	1,067	1,446	4,480
OTHER INCOME (EXPENSE)
Interest expense	(37)	(37)	(37)	(48)	(159)
Interest income and other, net	22	7	41	51	121
INCOME BEFORE INCOME TAXES	936	986	1,071	1,449	4,442
Provision for income taxes	285	273	309	396	1,263
Net income including noncontrolling interests	651	713	762	1,053	3,179
Net income attributable to noncontrolling interests	(11)	(12)	(12)	(10)	(45)
NET INCOME ATTRIBUTABLE TO COSTCO	$640	$701	$750	$1,043	$3,134
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.46	$1.60	$1.71	$2.38	$7.15
Diluted	$1.45	$1.59	$1.70	$2.36	$7.09
Shares used in calculation (000’s)
Basic	437,965	439,022	438,740	438,379	438,515
Diluted	440,851	441,568	441,715	442,427	441,834
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.50	$0.57	$0.57	$2.14

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 1, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 1, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 2, 2018, during the fourth quarter of fiscal 2018 we identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes.
During 2019, management implemented our previously disclosed remediation plan that included: (i) creating and filling an IT Compliance Oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; (v) implementing an IT management review and testing plan to monitor

ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weakness has been remediated as of September 1, 2019.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director

Item 9B—Other Information
None.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Costco’s Proxy Statement for its 2020 annual meeting of stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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

(b)	Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/17/2019	3/13/2019

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		4/30/2019

4.1	Form of 2.150% Senior Notes due May 18, 2021		8-K		5/16/2017

4.2	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.3	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.4	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.3.1*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.3.2*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-U.S. Employee		10-Q	11/22/2015	12/17/2015

10.3.3*	Seventh Restated 2002 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/22/2015	12/17/2015

10.3.4	Seventh Restated 2002 Stock Incentive Plan Letter Agreement for 2016 Performance-Based Restricted Stock Units-Executive		10-Q	11/22/2015	12/17/2015

10.4*	Fiscal 2019 Executive Bonus Plan		8-K		10/26/2018

10.5.1*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.5.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2018	12/20/2018

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8.1**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.8.2**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.8.3**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.8.4**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.8.5**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.8.6**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/17/2019	3/13/2019

10.8.7**	Sixth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.

(c)	Financial Statement Schedules—None.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 10, 2019

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 10, 2019

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