Form 10-Q
period 2019-11-24
COSTCO WHOLESALE CORP /NEW
filed 2019-12-23
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2019
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

The number of shares outstanding of the issuer's common stock as of December 11, 2019 was 441,757,627.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 24, 2019	November 25, 2018
REVENUE
Net sales	$36,236	$34,311
Membership fees	804	758
Total revenue	37,040	35,069
OPERATING EXPENSES
Merchandise costs	32,233	30,623
Selling, general and administrative	3,732	3,475
Preopening expenses	14	22
Operating income	1,061	949
OTHER INCOME (EXPENSE)
Interest expense	(38)	(36)
Interest income and other, net	35	22
INCOME BEFORE INCOME TAXES	1,058	935
Provision for income taxes	202	158
Net income including noncontrolling interests	856	777
Net income attributable to noncontrolling interests	(12)	(10)
NET INCOME ATTRIBUTABLE TO COSTCO	$844	$767
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.91	$1.75
Diluted	$1.90	$1.73
Shares used in calculation (000s):
Basic	441,818	439,157
Diluted	443,680	442,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 24, 2019	November 25, 2018
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$856	$777
Foreign-currency translation adjustment and other, net	125	(134)
Comprehensive income	981	643
Less: Comprehensive income attributable to noncontrolling interests	22	8
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$959	$635

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 24, 2019	September 1, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,027	$8,384
Short-term investments	993	1,060
Receivables, net	1,711	1,535
Merchandise inventories	13,818	11,395
Other current assets	1,094	1,111
Total current assets	26,643	23,485
PROPERTY AND EQUIPMENT
Land	6,533	6,417
Buildings and improvements	17,732	17,136
Equipment and fixtures	8,243	7,801
Construction in progress	803	1,272
Accumulated depreciation and amortization	(12,074)	(11,736)
Net property and equipment	21,237	20,890
OTHER ASSETS
Operating lease right-of-use assets	2,597	0
Other long-term assets	954	1,025
TOTAL ASSETS	$51,431	$45,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$14,440	$11,679
Accrued salaries and benefits	3,159	3,176
Accrued member rewards	1,193	1,180
Deferred membership fees	1,817	1,711
Current portion of long-term debt	1,700	1,699
Other current liabilities	3,956	3,792
Total current liabilities	26,265	23,237
OTHER LIABILITIES
Long-term debt, excluding current portion	5,107	5,124
Long-term operating lease liabilities	2,442	0
Other long-term liabilities	1,393	1,455
TOTAL LIABILITIES	35,207	29,816
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 441,778,000 and 439,625,000 shares issued and outstanding	4	4
Additional paid-in capital	6,391	6,417
Accumulated other comprehensive loss	(1,321)	(1,436)
Retained earnings	10,787	10,258
Total Costco stockholders’ equity	15,861	15,243
Noncontrolling interests	363	341
TOTAL EQUITY	16,224	15,584
TOTAL LIABILITIES AND EQUITY	$51,431	$45,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 24, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	844	844	12	856
Foreign-currency translation adjustment and other, net	—	—	—	115	—	115	10	125
Stock-based compensation	—	—	302	—	—	302	—	302
Release of vested restricted stock units (RSUs), including tax effects	2,253	—	(326)	—	—	(326)	—	(326)
Repurchases of common stock	(100)	—	(2)	—	(28)	(30)	—	(30)
Cash dividend declared	—	—	—	—	(287)	(287)	—	(287)
BALANCE AT NOVEMBER 24, 2019	441,778	$4	$6,391	$(1,321)	$10,787	$15,861	$363	$16,224

	12 Weeks Ended November 25, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	767	767	10	777
Foreign-currency translation adjustment and other, net	—	—	—	(132)	—	(132)	(2)	(134)
Stock-based compensation	—	—	272	—	—	272	—	272
Release of vested RSUs, including tax effects	2,507	—	(270)	—	—	(270)	—	(270)
Repurchases of common stock	(150)	—	(2)	—	(32)	(34)	—	(34)
Cash dividend declared and other	—	—	—	—	(235)	(235)	—	(235)
BALANCE AT NOVEMBER 25, 2018	440,546	$4	$6,107	$(1,331)	$8,387	$13,167	$312	$13,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 24, 2019	November 25, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$856	$777
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	369	331
Non-cash lease expense	39	0
Stock-based compensation	301	270
Other non-cash operating activities, net	16	(4)
Deferred income taxes	5	(31)
Changes in operating assets and liabilities:
Merchandise inventories	(2,384)	(1,324)
Accounts payable	2,664	1,822
Other operating assets and liabilities, net	236	336
Net cash provided by operating activities	2,102	2,177
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(321)	(316)
Maturities and sales of short-term investments	397	340
Additions to property and equipment	(715)	(730)
Other investing activities, net	9	(31)
Net cash used in investing activities	(630)	(737)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	122	193
Repayments of long-term debt	0	(89)
Tax withholdings on stock-based awards	(326)	(270)
Repurchases of common stock	(30)	(32)
Cash dividend payments	(573)	(501)
Other financing activities, net	(29)	(1)
Net cash used in financing activities	(836)	(700)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7	(17)
Net change in cash and cash equivalents	643	723
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	8,384	6,055
CASH AND CASH EQUIVALENTS END OF PERIOD	$9,027	$6,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 12 weeks of the year for:
Interest	$50	$49
Income taxes, net	$97	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended November 24, 2019, Costco operated 785 warehouses worldwide: 546 in the United States (U.S.) located in 44 states, Washington, D.C., and Puerto Rico, 100 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 26 in Japan, 16 in Korea, 13 in Taiwan, 11 in Australia, two in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, and Japan.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material intercompany transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 1, 2019.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2020 is a 52-week year ending on August 30, 2020. References to the first quarter of 2020 and 2019 relate to the 12-week fiscal quarters ended November 24, 2019, and November 25, 2018, respectively.
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

Leases
The Company leases land and/or buildings at warehouses and certain other office and distribution facilities. Leases generally contain one or more of the following options, which the Company can exercise at the end of the initial term: (a) renew the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase the property at the then-fair market value; or (c) a right of first refusal in the event of a third-party offer.

Some leases include free rent periods and step-rent provisions, which are recognized on a straight-line basis over the original term of the lease and any extension options that the Company more likely than not expects to exercise from the date the Company has control of the property. Certain leases provide for periodic rent increases based on price indices or the greater of minimum guaranteed amounts or sales volume. Our leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines at inception of a contract whether the contract is or contains a lease. The Company initially records right-of-use (ROU) assets and lease obligations for its finance and operating leases based on the discounted future minimum lease payments over the term. As the rate implicit in the Company’s leases is not easily determinable, the present value of the sum of the lease payments is calculated by using the Company’s incremental borrowing rate. The rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates from financial institutions to derive the incremental borrowing rate. The lease term is defined as the noncancelable period of the lease plus any options to extend when it is reasonably certain that the Company will exercise the option.
Recent Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which required recognition on the balance sheet for the rights and obligations created by leases with terms greater than 12 months. The Company adopted ASC 842 using the modified retrospective transition method and elected to use the effective date of September 2, 2019 as the date of initial application. Consequently, the comparative periods presented continue to be in accordance with ASC 840, Leases.

The Company elected the package of practical expedients permitted under the transition guidance, allowing the Company to carry forward conclusions related to: (a) whether expired or existing contracts contain leases; (b) lease classification; and (c) initial direct costs for existing leases. The Company has elected not to record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less. Lastly, the Company elected the practical expedient allowing aggregation of non-lease components with related lease components when evaluating accounting treatment for all classes of underlying assets.

Adoption of the new standard resulted in an initial increase to assets and liabilities of $2,632 related to recognition of operating lease right-of-use assets and operating lease obligations as of September 2, 2019. Other line item impacts in the Company's condensed consolidated balance sheet were not material. The standard did not materially impact the condensed consolidated statements of income and cash flows. For more information on the Company's lease arrangements refer to Note 5.

Note 2—Investments
The Company's investments were as follows:

November 24, 2019:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$596	$4	$600
Held-to-maturity:
Certificates of deposit	393		393
Total short-term investments	$989	$4	$993

September 1, 2019:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$716	$6	$722
Held-to-maturity:
Certificates of deposit	338		338
Total short-term investments	$1,054	$6	$1,060

Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended November 24, 2019, and September 1, 2019. At November 24, 2019, and September 1, 2019, available-for-sale securities that were in a continuous unrealized-loss position were not material. There were no sales of available-for-sale securities during the first quarter of 2020 or 2019.
The maturities of available-for-sale and held-to-maturity securities at November 24, 2019, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$213	$212	$393
Due after one year through five years	375	379	0
Due after five years	8	9	0
Total	$596	$600	$393

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

	Level 2
	November 24, 2019	September 1, 2019
Investment in government and agency securities(1)	$699	$766
Forward foreign-exchange contracts, in asset position(2)	6	15
Forward foreign-exchange contracts, in (liability) position(2)	(7)	(4)
Total	$698	$777

 _______________

(1)
At November 24, 2019, $99 cash and cash equivalents and $600 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 1, 2019, $44 cash and cash equivalents and $722 short-term investments are included in the accompanying condensed consolidated balance sheets.

(2)	The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At November 24, 2019 and September 1, 2019, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2020 or 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2020 and 2019.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 24, 2019	September 1, 2019
1.70% Senior Notes due December 2019	$1,200	$1,200
1.75% Senior Notes due February 2020	500	500
2.15% Senior Notes due May 2021	1,000	1,000
2.25% Senior Notes due February 2022	500	500
2.30% Senior Notes due May 2022	800	800
2.75% Senior Notes due May 2024	1,000	1,000
3.00% Senior Notes due May 2027	1,000	1,000
Other long-term debt	833	852
Total long-term debt	6,833	6,852
Less unamortized debt discounts and issuance costs	26	29
Less current portion(1)	1,700	1,699
Long-term debt, excluding current portion	$5,107	$5,124

 _______________

(1)	Net of unamortized debt discounts and issuance costs.

The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,945 and $6,997 at November 24, 2019, and September 1, 2019, respectively.
Subsequent to the end of the quarter, on December 16, 2019, the Company paid the outstanding principal balance and associated interest on the 1.70% Senior Notes from cash and cash equivalents and short-term investments.
Note 5—Leases
The tables below present information regarding the Company's lease assets and liabilities:

November 24, 2019
Assets
Operating lease right-of-use assets	$2,597
Finance lease assets(1)	355
Total lease assets	$2,952
Liabilities
Current
Operating(2)	$169
Finance(2)	12
Long-term
Operating	2,442
Finance(3)	388
Total lease liabilities	$3,011
 _______________

(1)	Included in net property and equipment in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

(3)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

November 24, 2019
Weighted-average remaining lease term (years)
Operating leases	21
Finance leases	15
Weighted-average discount rate
Operating leases	2.25%
Finance leases	8.54%

The components of lease expense, excluding short-term and variable lease costs and sublease income which were not material, were as follows:

12 Weeks Ended
November 24, 2019
Operating lease cost(1)	$51
Finance lease cost
Amortization of lease assets(1)	4
Interest on lease liabilities(2)	7
Total lease cost	$62
 _______________

(1)	Generally included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(2)	Included in interest expense in the accompanying condensed consolidated statements of income.
Supplemental cash flow information related to leases was as follows:

12 Weeks Ended
November 24, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows — operating leases	$40
Operating cash flows — finance leases	7
Financing cash flows — finance leases	31
Leased assets obtained in exchange for finance lease liabilities	4
Leased assets obtained in exchange for operating lease liabilities	10

As of November 24, 2019, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2020	$173	$29
2021	216	40
2022	206	39
2023	212	42
2024	188	40
Thereafter	2,400	557
Total(2)	3,395	747
Less amount representing interest	784	347
Present value of lease liabilities	$2,611	$400
 _______________

(1)	Operating lease payments have not been reduced by future sublease income of $103.

(2)	Excludes $250 of lease payments for leases that have been signed but not yet commenced.

As of September 1, 2019, future minimum payments, net of sub-lease income of $105, under noncancelable operating leases with terms of at least one year and capital leases reported under ASC 840 were as follows:

	Operating Leases	Capital Leases
2020	$239	$51
2021	229	53
2022	202	38
2023	193	39
2024	181	39
Thereafter	2,206	544
Total	$3,250	764
Less amount representing interest		343
Net present value of minimum lease payments		$421

Note 6—Equity
Dividends
The Company’s current quarterly dividend is $0.65 per share, compared to $0.57 in the first quarter of 2019. On October 18, 2019, the Board of Directors declared a quarterly dividend in the amount of $0.65 per share, which was paid on November 15, 2019.
Stock Repurchase Programs
Stock repurchase activity during the first quarter of 2020 and 2019 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2020	100	$295.97	$30

First quarter of 2019	150	$229.35	$34

These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under the approved plan was $3,913 at November 24, 2019. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 7—Stock-Based Compensation
The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant and the future forfeited shares from grants under the previous plan up to a maximum aggregate of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At November 24, 2019, 13,451,000 shares were available to be granted as RSUs, and the following awards were outstanding:

•	5,227,000 time-based RSUs that vest upon continued employment over specified periods of time;

•
30,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and

•
123,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2020, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below.

The following table summarizes RSU transactions during the first quarter of 2020:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2019	6,496	$167.55
Granted	2,128	293.62
Vested and delivered	(3,341)	188.91
Forfeited	(26)	182.38
Outstanding at November 24, 2019	5,257	$204.94

The remaining unrecognized compensation cost related to nonvested RSUs at November 24, 2019, was $1,012, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Stock-based compensation expense before income taxes	$301	$270
Less recognized income tax benefit	(66)	(61)
Stock-based compensation expense, net of income taxes	$235	$209

Note 8—Taxes
Other Taxes
The Company is undergoing multiple examinations for value-added, sales-based, payroll, product, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. In September 2019, the Company received an assessment related to a product tax audit covering multiple years. The Company recorded the charge in fiscal 2019 and is protesting the assessment. Other possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.
Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Net income attributable to Costco	$844	$767
Weighted average basic shares	441,818	439,157
RSUs	1,862	3,592
Weighted average diluted shares	443,680	442,749

Note 10-Commitments and Contingencies
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

The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-CV-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action has been stayed pending review by the Ninth Circuit of the order certifying a class. In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310, Alameda Superior Court filed Jan. 4, 2019). The Company filed an answer denying the material allegations of the complaint. In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). The Company filed an answer denying the material allegations of the complaint. In October the parties reached an agreement to settle the seating claims on a class basis, which is subject to court approval.

In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jadan v. Costco Wholesale Corp. (Case No. 19-CV-340438 Santa Clara Superior Court filed Jan. 3, 2019). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. In October the parties reached an agreement on a class settlement, which is subject to court approval.
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez, et ano., v. Costco Wholesale Corp., et al. (Case No. 2:19-cv-03454 C.D. Cal. filed Mar. 25, 2019). The Company filed an answer denying the material allegations of the complaint. In May 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340 E.D. Cal. filed May 28, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In June 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods, itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Martinez v. Costco Wholesale Corp., (Case No. 3:19-cv-05624 N.D. Cal. filed June 11, 2019). The Company filed an answer denying the material allegations of the complaint. In August 2019, Rough filed a companion case in state court seeking penalties under the California Labor Code Private Attorneys General Act. Rough v. Costco (Case No. FCS053454, Sonoma County Superior Court, filed August 23, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In September 2019, an employee re-filed a class action against the Company alleging claims under California law for failure to pay wages, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Mosley v. Costco Wholesale Corp. (Case No. 2:19-cv-07935, C.D. Cal. filed Sept. 12, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees.

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and class actions filed in thirty-eight states on behalf of infants born with opioid-related medical conditions. In 2019 similar actions were commenced against the Company in state courts in Utah and Arizona. Claims against the Company in state courts in New Jersey and Oklahoma have been dismissed. The Company is defending all of these matters.

The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash. filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash. filed Dec. 11, 2018). The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting. They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On January 30, 2019, an order was entered consolidating the actions, and a consolidated amended complaint was filed on April 16. On November 26, the court entered an order dismissing the consolidated amended complaint and granting the plaintiffs leave to file a further amended complaint within 90 days.

Members of the Board of Directors, one other individual, and the Company are defendants in a shareholder derivative action related to the internal controls and related disclosures identified in the putative class actions, alleging that the individual defendants breached their fiduciary duties. Wedekind v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (W.D. Wash. filed Dec. 11, 2018). The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and costs and attorneys' fees. Because the complaint is derivative in nature, it does not seek monetary damages from the Company, which is a nominal defendant. By agreement among the parties the action has been stayed pending further proceedings in the class actions. Similar actions were filed in King County Superior Court on February 20, 2019, Elliott v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-04824-7), April 16, 2019, Brad Shuman, et ano. v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-10460-1), and June 12, 2019, Rahul Modi v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-15514-1). These actions have also been stayed.

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

Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland, France and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 1, 2019 , and Note 1 above. Intersegment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International operations, but are included in the U.S. operations because those costs generally come under the responsibility of the Company's U.S. management team.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended November 24, 2019
Total revenue	$27,065	$5,127	$4,848	$37,040
Operating income	635	228	198	1,061
Total assets	35,784	4,857	10,790	51,431
12 Weeks Ended November 25, 2018
Total revenue	$25,550	$4,977	$4,542	$35,069
Operating income	560	214	175	949
Total assets	30,499	4,673	8,642	43,814
52 Weeks Ended September 1, 2019
Total revenue	$111,751	$21,366	$19,586	$152,703
Operating income	3,063	924	750	4,737
Total assets	32,162	4,369	8,869	45,400

Disaggregated Revenue
The following table summarizes net sales by merchandise category:

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Foods and Sundries	$14,532	$13,641
Hardlines	5,843	5,840
Fresh Foods	4,576	4,293
Softlines	4,297	4,123
Ancillary	6,988	6,414
Total Net Sales	$36,236	$34,311

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions (including tariffs), and other risks identified from time to time in our public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2019 Annual Report on Form 10-K, previously filed with the SEC.
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
We believe that the most important driver of our profitability is sales growth, particularly comparable sales growth. We define comparable sales as sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods– consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China and the United States, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin will be influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
We also achieve sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally, has also increased our sales but it generally has a lower gross margin percentage relative to our warehouse business.
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
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business operates on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and selling, general and administrative expenses, can have substantial impacts on net income.

Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefits costs as a percentage of country sales, and/or less or no direct membership warehouse competition.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarters of 2020 and 2019 relate to the 12-week fiscal quarters ended November 24, 2019, and November 25, 2018, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the first quarter of 2020 as compared to the first quarter of 2019 include:

•	Net sales increased 6% to $36,236, driven by an increase in comparable sales of 4% and sales at 17 net new warehouses opened since the end of the first quarter of 2019;

•	Membership fee revenue increased 6% to $804, primarily due to sign-ups at existing and new warehouses;

•
Gross margin percentage increased 30 basis points, primarily due to our warehouse ancillary and other businesses and an adjustment in the first quarter of 2019 to our estimate of breakage on rewards earned under our co-branded credit card program;

•	SG&A expenses as a percentage of net sales increased 17 basis points, primarily due to operating costs related to warehouse, ancillary and other businesses and stock compensation;

•
The provision for income taxes in the first quarter of 2020 was positively impacted by a benefit related to stock compensation of $77, or $0.17 per diluted share compared to $59, or $0.13 in the first quarter of 2019. The first quarter of 2019 was also positively impacted by a benefit of $27, or $0.06 per diluted share, related to the Tax Cuts and Jobs Act (2017 Tax Act);

•	Net income increased 10% to $844, or $1.90 per diluted share, compared to $767, or $1.73 per diluted share in 2019; and

•	On October 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.65 per share, which was paid on November 15, 2019.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Net Sales	$36,236	$34,311
Changes in net sales
U.S	6%	12%
Canada	3%	4%
Other International	7%	8%
Total Company	6%	10%
Changes in comparable sales:
U.S	5%	11%
Canada	3%	2%
Other International	3%	4%
Total Company	4%	9%
Changes in comparable sales excluding the impact of changes in foreign currency and gasoline prices (1):
U.S	5%	8%
Canada	5%	5%
Other International	4%	6%
Total Company	5%	7%
 _______________

(1)	Excludes the impact of the revenue recognition standard for the period ended November 25, 2018.
Net Sales
Net sales increased $1,925 or 6%, during the first quarter of 2020 compared to the first quarter of 2019. This increase was attributable to an increase in comparable sales of 4% in the first quarter of 2020, and sales at the 17 net new warehouses opened since the end of the first quarter of 2019.
During the first quarter of 2020, changes in gasoline prices negatively impacted net sales by $122, or 35 basis points, due to a 3% decrease in the average sales price per gallon. Foreign currencies relative to the U.S. dollar also negatively impacted net sales by approximately $103, or 30 basis points, compared to the first quarter of 2019, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 4% in the first quarter of 2020 and were positively impacted by increases in shopping frequency and average ticket. Comparable sales for the first quarter of 2020 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations) and the shift in timing of the Thanksgiving holiday to the second quarter of 2020.

Membership Fees

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Membership fees	$804	$758
Membership fees as a percentage of net sales	2.22%	2.21%
Total paid members as of quarter end (000s)	54,700	52,200
Total cardholders as of quarter end (000s)	99,900	95,400
The increase of 6% in membership fees was primarily due to signups at existing and new warehouses. Changes in foreign currencies relative to the U.S. dollar had a slight negative impact on membership fees. At the end of the first quarter of 2020, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Net sales	$36,236	$34,311
Less merchandise costs	32,233	30,623
Gross margin	$4,003	$3,688
Gross margin percentage	11.05%	10.75%
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased four basis points, primarily due to increases in hardlines, softlines, and food and sundries partially offset by a decrease in fresh foods, which was driven primarily by initial operating losses from our new poultry processing plant. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased 30 basis points compared to the first quarter of 2019. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.01%, an increase of 26 basis points. This was primarily due to a 19 basis-point increase in our warehouse ancillary and other businesses and 13 basis points related to an adjustment in the first quarter of 2019 to our estimate of breakage on rewards earned under our co-branded credit card program. These increases were partially offset by a six basis-point decrease in our core merchandise categories.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. operations, primarily due to our warehouse ancillary and other businesses and the adjustment mentioned above, partially offset by decreases in our core merchandise categories. The segment gross margin percentage in our Canadian operations increased, primarily due to our warehouse ancillary and other businesses. The segment gross margin percentage in our Other International operations increased, primarily due to our core merchandise categories and our warehouse ancillary and other businesses, partially offset by increased spending by members under the Executive Membership 2% reward program.

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 24, 2019	November 25, 2018
SG&A expenses	$3,732	$3,475
SG&A expenses as a percentage of net sales	10.30%	10.13%
SG&A expenses as a percentage of net sales increased 17 basis points compared to the first quarter of 2019. Excluding the impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.26%, an increase of 13 basis points compared to the prior year. Operating costs related to warehouse ancillary and other businesses, which include e-commerce and travel, increased five basis points, primarily due to the wage increases and bonding leave benefits for U.S. and Canadian hourly employees effective in March 2019. Stock compensation was higher by four basis points, primarily due to accelerated vesting for long service. Central operating costs related to maintaining, upgrading and expanding our technology capabilities were higher by four basis points.
Preopening Expense

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Preopening expenses	$14	$22
Warehouse openings, including relocations
United States	3	6
Canada	1	2
Other International	0	0
Total warehouse openings, including relocations	4	8

Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2020, we expect to open 17 warehouses, including two relocations.
Interest Expense

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Interest expense	$38	$36
Interest expense is primarily related to Senior Notes.

Interest Income and Other, Net

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Interest income	$32	$21
Foreign-currency transaction gains, net	(4)	(5)
Other, net	7	6
Interest income and other, net	$35	$22
Interest income increased for the first quarter of 2020, due to higher average cash and investment balances and higher interest rates. Foreign-currency transaction gains, net, include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019.
Provision for Income Taxes

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Provision for income taxes	$202	$158
Effective tax rate	19.1%	16.9%
The effective tax rate for the first quarter of 2020 was favorably impacted by $77 due to excess tax benefits from stock compensation. The effective tax rate for the first quarter of 2019 was favorably impacted by discrete tax benefits of $59 related to excess tax benefits from stock-based compensation and $27 related to the 2017 Tax Act.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 24, 2019	November 25, 2018
Net cash provided by operating activities	$2,102	$2,177
Net cash used in investing activities	(630)	(737)
Net cash used in financing activities	(836)	(700)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $10,020 and $9,444 at November 24, 2019, and September 1, 2019, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,743 and $1,434 at November 24, 2019, and September 1, 2019, respectively. These receivables generally settle within four days. Cash and cash equivalents were positively impacted by a change in exchange rates of $7 and negatively impacted by a change of $17 in the first quarter of 2020 and 2019, respectively.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements. We no longer consider earnings after 2017 of our non-U.S. consolidated subsidiaries to be indefinitely reinvested.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2,102 in the first quarter of 2020, compared to $2,177 in the first quarter of 2019. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, payment terms with our suppliers, the amount of early payments to obtain discounts from suppliers, and the shift in timing of the Thanksgiving holiday to the second quarter of 2020.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $630 in the first quarter of 2020, compared to $737 in the first quarter of 2019, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first quarter of 2020, we spent $715 on capital expenditures, and it is our current intention to spend approximately $3,000 during fiscal 2020. We opened four new warehouses, including one relocation, in the first quarter of 2020 and plan to open 17 additional new warehouses, including two relocations, in the remainder of fiscal 2020. There can be no assurance that current expectations will be realized; plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $836 in the first quarter of 2020, compared to $700 in the first quarter of 2019. Cash flow used in financing activities was primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock. Dividends totaling $573 were paid during the first quarter of 2020, of which $286 related to the dividend declared in August 2019. Subsequent to the end of the quarter, on December 16, 2019, we paid the outstanding principal balance and associated interest on the 1.70% Senior Notes from cash and cash equivalents and short-term investments.
Stock Repurchase Programs
During the first quarter of 2020 and 2019, we repurchased 100,000 and 150,000 shares of common stock, at an average price per share of $295.97 and $229.35, respectively, totaling approximately $30 and $34, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
On October 18, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share payable to shareholders of record on November 1, 2019. The dividend was paid on November 15, 2019.

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 24, 2019, we had borrowing capacity under these facilities of $873, including a $400 revolving line of credit, which expires in June 2020. Our international operations maintain $360 of the borrowing capacity under bank credit facilities, of which $147 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2020 or at the end of 2019.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $224. The outstanding commitments under these facilities at the end of the first quarter of 2020 totaled $150, most of which were standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Contractual Obligations

As of the date of this Report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019. There have been no material changes to the critical accounting policies previously disclosed in that Report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 24, 2019, and based on their evaluation have concluded the disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting
In the first quarter of 2020, we adopted ASU 2016-02 Leases (ASC 842) which required changes to certain of our business processes and internal controls over financial reporting.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of 2020 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 2 — September 29, 2019	33,000	$291.99	33,000	$3,933
September 30 — October 27, 2019	34,000	295.38	34,000	3,923
October 28 — November 24, 2019	33,000	300.47	33,000	3,913
Total first quarter	100,000	$295.97	100,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/17/2019	3/13/2019

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		4/30/2019

4.1	Description of Common Stock	x

10.1*	Fiscal 2020 Executive Bonus Plan		8-K		10/21/2019

10.2.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee	x

10.2.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee	x

10.2.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director	x

10.2.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive	x

10.3*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2020, between W. Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
* Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 18, 2019	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 18, 2019	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director