Form 10-Q
period 2020-02-16
COSTCO WHOLESALE CORP /NEW
filed 2020-03-12
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 16, 2020
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

The number of shares outstanding of the issuer's common stock as of March 4, 2020 was 441,579,952.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
REVENUE
Net sales	$38,256	$34,628	$74,492	$68,939
Membership fees	816	768	1,620	1,526
Total revenue	39,072	35,396	76,112	70,465
OPERATING EXPENSES
Merchandise costs	34,056	30,720	66,289	61,343
Selling, general and administrative	3,743	3,464	7,475	6,939
Preopening expenses	7	9	21	31
Operating income	1,266	1,203	2,327	2,152
OTHER INCOME (EXPENSE)
Interest expense	(34)	(34)	(72)	(70)
Interest income and other, net	45	46	80	68
INCOME BEFORE INCOME TAXES	1,277	1,215	2,335	2,150
Provision for income taxes	330	314	532	472
Net income including noncontrolling interests	947	901	1,803	1,678
Net income attributable to noncontrolling interests	(16)	(12)	(28)	(22)
NET INCOME ATTRIBUTABLE TO COSTCO	$931	$889	$1,775	$1,656
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.10	$2.02	$4.02	$3.77
Diluted	$2.10	$2.01	$4.00	$3.74
Shares used in calculation (000s):
Basic	442,021	440,284	441,920	439,721
Diluted	443,727	442,337	443,704	442,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$947	$901	$1,803	$1,678
Foreign-currency translation adjustment and other, net	47	52	172	(82)
Comprehensive income	994	953	1,975	1,596
Less: Comprehensive income attributable to noncontrolling interests	22	13	44	21
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$972	$940	$1,931	$1,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 16, 2020	September 1, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,786	$8,384
Short-term investments	929	1,060
Receivables, net	1,988	1,535
Merchandise inventories	11,850	11,395
Other current assets	1,150	1,111
Total current assets	23,703	23,485
PROPERTY AND EQUIPMENT
Land	6,696	6,417
Buildings and improvements	17,853	17,136
Equipment and fixtures	8,406	7,801
Construction in progress	906	1,272
Accumulated depreciation and amortization	(12,380)	(11,736)
Net property and equipment	21,481	20,890
OTHER ASSETS
Operating lease right-of-use assets	2,596	0
Other long-term assets	1,002	1,025
TOTAL ASSETS	$48,782	$45,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,072	$11,679
Accrued salaries and benefits	3,415	3,176
Accrued member rewards	1,243	1,180
Deferred membership fees	1,865	1,711
Current portion of long-term debt	500	1,699
Other current liabilities	4,600	3,792
Total current liabilities	22,695	23,237
OTHER LIABILITIES
Long-term debt, excluding current portion	5,099	5,124
Long-term operating lease liabilities	2,446	0
Other long-term liabilities	1,543	1,455
TOTAL LIABILITIES	31,783	29,816
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 441,622,000 and 439,625,000 shares issued and outstanding	4	4
Additional paid-in capital	6,506	6,417
Accumulated other comprehensive loss	(1,280)	(1,436)
Retained earnings	11,384	10,258
Total Costco stockholders’ equity	16,614	15,243
Noncontrolling interests	385	341
TOTAL EQUITY	16,999	15,584
TOTAL LIABILITIES AND EQUITY	$48,782	$45,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 16, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 24, 2019	441,778	$4	$6,391	$(1,321)	$10,787	$15,861	$363	$16,224
Net income	—	—	—	—	931	931	16	947
Foreign-currency translation adjustment and other, net	—	—	—	41	—	41	6	47
Stock-based compensation	—	—	118	—	—	118	—	118
Release of vested restricted stock units (RSUs), including tax effects	6	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(162)	—	(2)	—	(47)	(49)	—	(49)
Cash dividend declared	—	—	—	—	(287)	(287)	—	(287)
BALANCE AT FEBRUARY 16, 2020	441,622	$4	$6,506	$(1,280)	$11,384	$16,614	$385	$16,999
BALANCE AT
BALANCE AT	12 Weeks Ended February 17, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 25, 2018	440,546	$4	$6,107	$(1,331)	$8,387	$13,167	$312	$13,479
Net income	—	—	—	—	889	889	12	901
Foreign-currency translation adjustment and other, net	—	—	—	51	—	51	1	52
Stock-based compensation	—	—	119	—	—	119	—	119
Release of vested RSUs, including tax effects	4	—	—	—	—	—	—	—
Repurchases of common stock	(561)	—	(8)	—	(109)	(117)	—	(117)
Cash dividend declared and other	—	—	—	—	(251)	(251)	—	(251)
BALANCE AT FEBRUARY 17, 2019	439,989	$4	$6,218	$(1,280)	$8,916	$13,858	$325	$14,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 16, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	1,775	1,775	28	1,803
Foreign-currency translation adjustment and other, net	—	—	—	156	—	156	16	172
Stock-based compensation	—	—	420	—	—	420	—	420
Release of vested restricted stock units (RSUs), including tax effects	2,259	—	(327)	—	—	(327)	—	(327)
Repurchases of common stock	(262)	—	(4)	—	(75)	(79)	—	(79)
Cash dividend declared	—	—	—	—	(574)	(574)	—	(574)
BALANCE AT FEBRUARY 16, 2020	441,622	$4	$6,506	$(1,280)	$11,384	$16,614	$385	$16,999

	24 Weeks Ended February 17, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	1,656	1,656	22	1,678
Foreign-currency translation adjustment and other, net	—	—	—	(81)	—	(81)	(1)	(82)
Stock-based compensation	—	—	391	—	—	391	—	391
Release of vested RSUs, including tax effects	2,511	—	(270)	—	—	(270)	—	(270)
Repurchases of common stock	(711)	—	(10)	—	(141)	(151)	—	(151)
Cash dividend declared and other	—	—	—	—	(486)	(486)	—	(486)
BALANCE AT FEBRUARY 17, 2019	439,989	$4	$6,218	$(1,280)	$8,916	$13,858	$325	$14,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 16, 2020	February 17, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,803	$1,678
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	758	683
Non-cash lease expense	77	0
Stock-based compensation	419	389
Other non-cash operating activities, net	14	6
Deferred income taxes	1	(27)
Changes in operating assets and liabilities:
Merchandise inventories	(394)	(449)
Accounts payable	(537)	(684)
Other operating assets and liabilities, net	580	362
Net cash provided by operating activities	2,721	1,958
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(636)	(457)
Maturities and sales of short-term investments	777	621
Additions to property and equipment	(1,260)	(1,317)
Other investing activities, net	19	(18)
Net cash used in investing activities	(1,100)	(1,171)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	(17)	262
Repayments of long-term debt	(1,200)	(89)
Tax withholdings on stock-based awards	(327)	(270)
Repurchases of common stock	(77)	(149)
Cash dividend payments	(573)	(501)
Other financing activities, net	(34)	(2)
Net cash used in financing activities	(2,228)	(749)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9	(13)
Net change in cash and cash equivalents	(598)	25
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	8,384	6,055
CASH AND CASH EQUIVALENTS END OF PERIOD	$7,786	$6,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of the year for:
Interest	$60	$68
Income taxes, net	$380	$677
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$287	$251

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended February 16, 2020, Costco operated 785 warehouses worldwide: 546 in the United States (U.S.) located in 44 states, Washington, D.C., and Puerto Rico, 100 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 26 in Japan, 16 in Korea, 13 in Taiwan, 11 in Australia, two in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2020 is a 52-week year ending on August 30, 2020. References to the second quarter of 2020 and 2019 relate to the 12-week fiscal quarters ended February 16, 2020, and February 17, 2019, respectively. References to the first half of 2020 and 2019 relate to the 24 weeks ended February 16, 2020, and February 17, 2019, respectively.
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

Some leases include free-rent periods and step-rent provisions, which are recognized on a straight-line basis over the original term of the lease and any extension options that the Company is reasonably certain to exercise from the date the Company has control of the property. Certain leases provide for periodic rent increases based on price indices or the greater of minimum guaranteed amounts or sales volume. Our leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines at inception whether a contract is or contains a lease. The Company initially records right-of-use (ROU) assets and lease obligations for its finance and operating leases based on the discounted future minimum lease payments over the term. As the rate implicit in the Company’s leases is not easily determinable, the present value of the sum of the lease payments is calculated by using the Company’s incremental borrowing rate. The rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates from financial institutions to derive the incremental borrowing rate. The lease term is defined as the noncancelable period of the lease plus any options to extend when it is reasonably certain that the Company will exercise the option.
Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 - Leases (ASC 842), which required recognition on the balance sheet for the rights and obligations created by leases with terms greater than 12 months. The Company adopted ASC 842 using the modified retrospective transition method and elected to use the effective date of September 2, 2019, as the date of initial application. Consequently, the comparative periods presented continue to be in accordance with ASC 840, Leases, previously in effect.

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

Note 2—Investments
The Company's investments were as follows:

February 16, 2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$523	$6	$529
Held-to-maturity:
Certificates of deposit	400		400
Total short-term investments	$923	$6	$929

September 1, 2019:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$716	$6	$722
Held-to-maturity:
Certificates of deposit	338		338
Total short-term investments	$1,054	$6	$1,060

Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended February 16, 2020, and September 1, 2019. At February 16, 2020, and September 1, 2019, available-for-sale securities that were in a continuous unrealized-loss position were not material. There were no sales of available-for-sale securities during the first half of 2020 or 2019.
The maturities of available-for-sale and held-to-maturity securities at February 16, 2020, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$196	$197	$400
Due after one year through five years	327	332	0
Total	$523	$529	$400

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

	Level 2
	February 16, 2020	September 1, 2019
Investment in government and agency securities(1)	$666	$766
Forward foreign-exchange contracts, in asset position(2)	6	15
Forward foreign-exchange contracts, in (liability) position(2)	(6)	(4)
Total	$666	$777

 _______________

(1)
At February 16, 2020, $137 cash and cash equivalents and $529 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 1, 2019, $44 cash and cash equivalents and $722 short-term investments are included in the accompanying condensed consolidated balance sheets.

(2)	The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At February 16, 2020, and September 1, 2019, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2020 or 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first half of 2020 or 2019.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 16, 2020	September 1, 2019
1.70% Senior Notes due December 2019	$0	$1,200
1.75% Senior Notes due February 2020	500	500
2.15% Senior Notes due May 2021	1,000	1,000
2.25% Senior Notes due February 2022	500	500
2.30% Senior Notes due May 2022	800	800
2.75% Senior Notes due May 2024	1,000	1,000
3.00% Senior Notes due May 2027	1,000	1,000
Other long-term debt	824	852
Total long-term debt	5,624	6,852
Less unamortized debt discounts and issuance costs	25	29
Less current portion(1)	500	1,699
Long-term debt, excluding current portion	$5,099	$5,124

 _______________

(1)	Net of unamortized debt discounts and issuance costs.

The estimated fair value of Senior Notes is valued using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,772 and $6,997 at February 16, 2020, and September 1, 2019, respectively.
In December 2019, the Company paid the outstanding principal balance and interest on the 1.70% Senior Notes. Subsequent to the end of the quarter, on February 18, 2020, the Company paid the outstanding principal balance and interest on the 1.75% Senior Notes. Existing cash and cash equivalents and short-term investments were used to satisfy these obligations.
Note 5—Leases
The tables below present information regarding the Company's lease assets and liabilities:

February 16, 2020
Assets
Operating lease right-of-use assets	$2,596
Finance lease assets(1)	523
Total lease assets	$3,119
Liabilities
Current
Operating(2)	$168
Finance(2)	18
Long-term
Operating	2,446
Finance(3)	544
Total lease liabilities	$3,176
 _______________

(1)	Included in net property and equipment in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

(3)	Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

February 16, 2020
Weighted-average remaining lease term (years)
Operating leases	22
Finance leases	19
Weighted-average discount rate
Operating leases	2.24%
Finance leases	7.24%

The components of lease expense, excluding short-term lease costs and sublease income which were not material, were as follows:

	12 Weeks Ended	24 Weeks Ended
	February 16, 2020	February 16, 2020
Operating lease costs(1)	$51	$102
Finance lease costs:
Amortization of lease assets(1)	4	8
Interest on lease liabilities(2)	8	15
Variable lease costs(3)	22	36
Total lease costs	$85	$161
 _______________

(1)	Generally included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(2)	Included in interest expense in the accompanying condensed consolidated statements of income.

(3)	Included in selling, general and administrative expenses and merchandise costs in the accompanying condensed consolidated statements of income. Amount excludes property taxes, which were immaterial.
Supplemental cash flow information related to leases was as follows:

24 Weeks Ended
February 16, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$93
Operating cash flows — finance leases	15
Financing cash flows — finance leases	34
Leased assets obtained in exchange for operating lease liabilities	47
Leased assets obtained in exchange for finance lease liabilities	167

As of February 16, 2020, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2020	$120	$23
2021	220	47
2022	212	47
2023	219	51
2024	194	47
Thereafter	2,462	723
Total(2)	3,427	938
Less amount representing interest	813	376
Present value of lease liabilities	$2,614	$562
 _______________

(1)	Operating lease payments have not been reduced by future sublease income of $101.

(2)	Excludes $185 of lease payments for leases that have been signed but not commenced.

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

Note 6—Equity
Dividends
The Company’s current quarterly dividend is $0.65 per share, compared to $0.57 in the second quarter of 2019. On January 23, 2020, the Board of Directors declared a quarterly dividend in the amount of $0.65 per share, which was paid on February 21, 2020.
Stock Repurchase Programs
Stock repurchase activity during the second quarter and first half of 2020 and 2019 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2020	162	$301.50	$49
First half of 2020	262	$299.40	$79

Second quarter of 2019	561	$208.72	$117
First half of 2019	711	$213.08	$151

These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under the approved plan was $3,864 at February 16, 2020. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 7—Stock-Based Compensation
The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant and the future forfeited shares from grants under the previous plan, up to a maximum aggregate of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At February 16, 2020, 13,535,000 shares were available to be granted as RSUs, and the following awards were outstanding:

•	5,133,000 time-based RSUs that vest upon continued employment over specified periods of time;

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

The following table summarizes RSU transactions during the first half of 2020:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2019	6,496	$167.55
Granted	2,252	294.08
Vested and delivered	(3,351)	188.91
Forfeited	(111)	193.02
Outstanding at February 16, 2020	5,286	$207.40

The remaining unrecognized compensation cost related to nonvested RSUs at February 16, 2020, was $913, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Stock-based compensation expense	$118	$119	$419	$389
Less recognized income tax benefit	21	23	87	84
Stock-based compensation expense, net	$97	$96	$332	$305

Note 8—Taxes
Other Taxes
The Company is undergoing multiple examinations for value-added, sales-based, payroll, product, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. In September 2019, the Company received an assessment related to a product tax audit covering multiple years. The Company recorded the charge in fiscal 2019 and is protesting the assessment. No adjustments have been made to this estimate in the first half of 2020. Other possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.
Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Net income attributable to Costco	$931	$889	$1,775	$1,656
Weighted average basic shares	442,021	440,284	441,920	439,721
RSUs	1,706	2,053	1,784	2,814
Weighted average diluted shares	443,727	442,337	443,704	442,535

Anti-dilutive RSUs	—	1,667	—	—

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

The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-CV-03598, N.D. Cal. filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action has been stayed pending review by the Ninth Circuit of the order certifying a class. In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310, Alameda Superior Court filed Jan. 4, 2019). The Company filed an answer denying the material allegations of the complaint. In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). The Company filed an answer denying the material allegations of the complaint. In October the parties reached an agreement to settle the seating claims on a class basis, which received court approval in February 2020.

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
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454 C.D. Cal. filed Mar. 25, 2019). The Company filed an answer denying the material allegations of the complaint. In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340 E.D. Cal. filed May 28, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In June 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods, itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Martinez v. Costco Wholesale Corp. (Case No. 3:19-cv-05624 N.D. Cal. filed June 11, 2019). The Company filed an answer denying the material allegations of the complaint. In August 2019, Rough filed a companion case in state court seeking penalties under the California Labor Code Private Attorneys General Act. Rough v. Costco Wholesale Corp. (Case No. FCS053454, Sonoma County Superior Court, filed August 23, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In September 2019, an employee re-filed a class action against the Company alleging claims under California law for failure to pay wages, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Mosley v. Costco Wholesale Corp. (Case No. 2:19-cv-07935, C.D. Cal. filed Sept. 12, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees.

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

Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland, France and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 1, 2019, and Note 1 above. Intersegment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International operations, but are included in the U.S. operations because those costs generally come under the responsibility of the Company's U.S. management team.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended February 16, 2020
Total revenue	$28,523	$5,231	$5,318	$39,072
Operating income	821	202	243	1,266
12 Weeks Ended February 17, 2019
Total revenue	$25,872	$4,792	$4,732	$35,396
Operating income	812	198	193	1,203
24 Weeks Ended February 16, 2020
Total revenue	$55,588	$10,358	$10,166	$76,112
Operating income	1,456	430	441	2,327
Total assets	33,575	4,470	10,737	48,782
24 Weeks Ended February 17, 2019
Total revenue	$51,422	$9,769	$9,274	$70,465
Operating income	1,372	412	368	2,152
Total assets	30,033	4,250	8,516	42,799
52 Weeks Ended September 1, 2019
Total revenue	$111,751	$21,366	$19,586	$152,703
Operating income	3,063	924	750	4,737
Total assets	32,162	4,369	8,869	45,400

Disaggregated Revenue
The following table summarizes net sales by merchandise category:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Foods and Sundries	$14,984	$13,966	$29,516	$27,607
Hardlines	6,774	5,770	12,617	11,610
Fresh Foods	5,079	4,690	9,655	8,983
Softlines	4,504	4,224	8,801	8,347
Ancillary	6,915	5,978	13,903	12,392
Total Net Sales	$38,256	$34,628	$74,492	$68,939

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health care costs), energy and certain commodities, geopolitical conditions (including tariffs), the ability to maintain effective internal control over financial reporting, global disease threats, and other risks identified from time to time in our public statements and reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2019 Annual Report on Form 10-K, previously filed with the SEC.
OVERVIEW
We operate membership warehouses and e-commerce websites based on the concept that offering low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers.
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales growth. We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
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
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of operating floor space square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally, has also increased our sales but it generally has a lower gross margin percentage relative to our warehouse business.
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

Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wages and benefits costs as a percentage of country sales, and less or no direct membership warehouse competition.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarters of 2020 and 2019 relate to the 12-week fiscal quarters ended February 16, 2020, and February 17, 2019, respectively. References to the first half of 2020 and 2019 relate to the 24 weeks ended February 16, 2020, and February 17, 2019, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the second quarter of 2020 as compared to the second quarter of 2019 include:

•	Net sales increased 10% to $38,256, driven by an increase in comparable sales of 9% and sales at 16 net new warehouses opened since the end of the second quarter of 2019;

•	Membership fee revenue increased 6% to $816, primarily due to sign-ups at existing and new warehouses;

•	Gross margin percentage decreased 31 basis points, primarily in our core merchandise categories driven by a shift in sales penetration to certain lower-margin warehouse ancillary and other businesses;

•
SG&A expenses as a percentage of net sales decreased 22 basis points, primarily due to leveraging increased sales and a shift in sales penetration to certain warehouse ancillary and other businesses with lower SG&A as a percentage of net sales;

•	Net income increased 5% to $931, or $2.10 per diluted share, compared to $889, or $2.01 per diluted share in 2019; and

•	On January 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.65 per share, which was paid on February 21, 2020.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Net Sales	$38,256	$34,628	$74,492	$68,939
Changes in net sales:
U.S	10%	9%	8%	11%
Canada	9%	1%	6%	3%
Other International	12%	4%	9%	6%
Total Company	10%	7%	8%	9%
Changes in comparable sales:
U.S	9%	7%	7%	9%
Canada	9%	0%	6%	1%
Other International	8%	1%	6%	2%
Total Company	9%	5%	7%	7%
Changes in comparable sales excluding the impact of changes in foreign currency and gasoline prices (1):
U.S	8%	7%	7%	8%
Canada	7%	6%	6%	6%
Other International	7%	5%	6%	5%
Total Company	8%	7%	6%	7%
 _______________

(1)	Excludes the impact of the revenue recognition standard for the periods ended February 17, 2019.
Net Sales
Net sales increased $3,628 or 10%, and $5,553 or 8% during the second quarter and first half of 2020, respectively, compared to the second quarter and first half of 2019. These increases were attributable to an increase in comparable sales of 9% and 7% in the second quarter and first half of 2020, respectively, and sales at the 16 net new warehouses opened since the end of the second quarter of 2019.
During the second quarter of 2020, changes in gasoline prices positively impacted net sales by $320, or 92 basis points, due to a 9% increase in the average sales price per gallon. Foreign currencies relative to the U.S. dollar also positively impacted net sales by approximately $85, or 25 basis points, compared to the second quarter of 2019, attributable to our Canadian and Other International operations.
During the first half of 2020, changes in gasoline prices positively impacted net sales by approximately $198, or 29 basis points, due to a 3% increase in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately 19, or three basis points, compared to the first half of 2019, attributable to our Other International operations.
Comparable Sales
Comparable sales increased 9% and 7% in the second quarter and first half of 2020, respectively, and were positively impacted by increases in shopping frequency and average ticket. Comparable sales were also positively impacted by the shift in timing of the Thanksgiving holiday to the second quarter of 2020.

Comparable sales for the second quarter and first half of 2020 were negatively impacted by cannibalization (established warehouses losing sales to our newly opened locations).
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Membership fees	$816	$768	$1,620	$1,526
Membership fees as a percentage of net sales	2.13%	2.22%	2.17%	2.21%
Total paid members (000s)	55,300	52,700	—	—
Total cardholders (000s)	100,900	96,300	—	—
Membership fees increased 6% in both the second quarter and first half of 2020. This was primarily due to signups at existing and new warehouses. At the end of the second quarter of 2020, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Net sales	$38,256	$34,628	$74,492	$68,939
Less merchandise costs	34,056	30,720	66,289	61,343
Gross margin	$4,200	$3,908	$8,203	$7,596
Gross margin percentage	10.98%	11.29%	11.01%	11.02%
Quarterly Results
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 15 basis points primarily in fresh foods and hardlines. The decrease in fresh foods was driven primarily by initial operating losses from our new poultry processing plant while hardlines decreased primarily due to timing of the Thanksgiving holiday, which shifted lower-margin activity into the current quarter as compared to the prior year second quarter. These decreases were partially offset by an increase in softlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 31 basis points compared to the second quarter of 2019. Excluding the impact of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.07%, a decrease of 22 basis points. This was primarily due to a shift in sales penetration to certain lower-margin warehouse ancillary businesses, and losses from our poultry processing plant discussed above.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. and Canadian operations, primarily due to decreases in our core merchandise categories. The segment gross margin percentage in our Other International operations increased, primarily in our core merchandise categories.

Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales, decreased six basis points. This was attributable to a decrease in fresh foods, which was driven primarily by initial operating losses from our new poultry processing plant, partially offset by an increase in softlines.
Total gross margin percentage decreased one basis-point compared to the first half of 2019. Excluding the impacts of gasoline price inflation on net sales, gross margin as a percentage of adjusted net sales was 11.04%, an increase of two basis points from the first half of 2019. This was primarily due to a nine basis-point increase in our warehouse ancillary and other businesses, as well as a six basis-point increase related to an adjustment in the first quarter of 2019 to our estimate of breakage on rewards earned under our co-branded credit card program. These increases were partially offset by a 14 basis-point decrease in our core merchandise categories, primarily due to losses from our poultry processing plant discussed above.
The segment gross margin percentage decreased in our U.S. operations, primarily due to core merchandise categories, partially offset by our warehouse ancillary and other businesses, as well as the breakage adjustment noted above. The segment gross margin percentage in our Canadian operations increased due to increases in our warehouse ancillary and other businesses partially offset by decreases in certain of our core merchandise categories. The segment gross margin percentage in our Other International operations increased, primarily in our core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
SG&A expenses	$3,743	$3,464	$7,475	$6,939
SG&A expenses as a percentage of net sales	9.78%	10.00%	10.03%	10.06%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 22 basis points compared to the second quarter of 2019. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales was 9.87%, a decrease of 13 basis points compared to the prior year. Costs related to warehouse operations and other businesses, which include e-commerce and travel, decreased 10 basis points, primarily due to leveraging increased sales and a shift in sales penetration to certain warehouse ancillary and other businesses with lower SG&A as a percentage of net sales. This decrease was partially offset by the wage increases and bonding leave benefits for U.S. and Canadian hourly employees effective in March 2019. Stock compensation expense was lower by three basis points.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased three basis points compared to the first half of 2019. Excluding the impact of gasoline price inflation on net sales, SG&A expenses as a percentage of adjusted net sales was flat despite the wage increases and bonding leave benefits for U.S. and Canadian hourly employees discussed above. Costs related to warehouse operations and other businesses, which include e-commerce and travel, were lower by two basis points, predominantly in our U.S. operations, due to leveraging increased sales. This decrease was offset by higher central operating costs of two basis points related to maintaining, upgrading and expanding our technology capabilities.

Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Preopening expenses	$7	$9	$21	$31
Warehouse openings, including relocations
United States	0	2	3	8
Canada	0	0	1	2
Other International	0	0	0	0
Total warehouse openings, including relocations	0	2	4	10

Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2020, we expect to open 15 warehouses, including two relocations.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Interest expense	$34	$34	$72	$70
Interest expense is primarily related to Senior Notes.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Interest income	$30	$33	$62	$54
Foreign-currency transaction gains, net	8	8	4	3
Other, net	7	5	14	11
Interest income and other, net	$45	$46	$80	$68
Interest income decreased for the second quarter of 2020 due to lower interest rates, and increased for the first half of 2020 due to higher average cash and investment balances. Foreign-currency transaction gains, net, include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019.

Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 16, 2020	February 17, 2019	February 16, 2020	February 17, 2019
Provision for income taxes	$330	$314	$532	$472
Effective tax rate	25.9%	25.8%	22.8%	21.9%
The effective tax rate for the first half of 2020 and 2019 included discrete net tax benefits of $79 and $90, respectively. Excluding the discrete net tax benefits, which largely related to excess tax benefits from stock compensation, the tax rate was 26.2% and 26.1% for the first half of 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 16, 2020	February 17, 2019
Net cash provided by operating activities	$2,721	$1,958
Net cash used in investing activities	(1,100)	(1,171)
Net cash used in financing activities	(2,228)	(749)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $8,715 and $9,444 at February 16, 2020, and September 1, 2019, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,385 and $1,434 at February 16, 2020, and September 1, 2019, respectively. These receivables generally settle within four days. Cash and cash equivalents were positively impacted by foreign-exchange rate changes of $9 and negatively impacted by $13 in the first half of 2020 and 2019, respectively.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements. We no longer consider earnings after 2017 of our non-U.S. consolidated subsidiaries to be indefinitely reinvested.
Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2,721 in the first half of 2020, compared to $1,958 in the first half of 2019. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, payment terms with our suppliers, and the amount of early payments to obtain discounts from suppliers.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $1,100 in the first half of 2020, compared to $1,171 in the first half of 2019, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.

Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first half of 2020, we spent $1,260 on capital expenditures, and it is our current intention to spend approximately $3,000 during fiscal 2020. We opened four new warehouses, including one relocation, in the first half of 2020 and plan to open 15 additional new warehouses, including two relocations, in the remainder of fiscal 2020. There can be no assurance that current expectations will be realized; plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,228 in the first half of 2020, compared to $749 in the first half of 2019. Cash flow used in financing activities was primarily related to the $1,200 repayment of our 1.70% Senior Notes, payment of dividends, and withholding taxes on stock-based awards. Dividends totaling $573 were paid during the first half of 2020, of which $286 related to the dividend declared in August 2019. Subsequent to the end of the quarter, on February 18, 2020, the Company paid the outstanding principal balance of $500 and associated interest on the 1.75% Senior Notes using cash and cash equivalents and short-term investments.
Stock Repurchase Programs
During the first half of 2020 and 2019, we repurchased 262,000 and 711,000 shares of common stock, at an average price per share of $299.40 and $213.08, respectively, totaling approximately $79 and $151, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
On January 23, 2020, our Board of Directors declared a quarterly dividend of $0.65 per share payable to shareholders of record on February 7, 2020. The dividend was paid subsequent to the end of the quarter on February 21, 2020.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 16, 2020, we had borrowing capacity under these facilities of $875, including a $400 revolving line of credit, which expires in June 2020. Our international operations maintain $362 of the borrowing capacity under bank credit facilities, of which $146 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the second quarter of 2020 or at the end of 2019.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $225. The outstanding commitments under these facilities at the end of the second quarter of 2020 totaled $150, most of which were standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 16, 2020, and based on their evaluation have concluded the disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of 2020 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 25, 2019 — December 22, 2019	40,000	$295.58	40,000	$3,901
December 23, 2019 — January 19, 2020	61,000	296.01	61,000	3,883
January 20, 2020 — February 16, 2020	61,000	310.88	61,000	3,864
Total second quarter	162,000	$301.50	162,000
 _______________

(1)	Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation	x

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 11, 2020	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 11, 2020	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director