Form 10-Q
period 2020-05-10
COSTCO WHOLESALE CORP /NEW
filed 2020-06-04
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 10, 2020
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

The number of shares outstanding of the issuer's common stock as of May 27, 2020 was 441,523,711.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
REVENUE
Net sales	$36,451	$33,964	$110,943	$102,903
Membership fees	815	776	2,435	2,302
Total revenue	37,266	34,740	113,378	105,205
OPERATING EXPENSES
Merchandise costs	32,249	30,233	98,538	91,576
Selling, general and administrative	3,830	3,371	11,305	10,310
Preopening expenses	8	14	29	45
Operating income	1,179	1,122	3,506	3,274
OTHER INCOME (EXPENSE)
Interest expense	(37)	(35)	(109)	(105)
Interest income and other, net	21	36	101	104
INCOME BEFORE INCOME TAXES	1,163	1,123	3,498	3,273
Provision for income taxes	311	207	843	679
Net income including noncontrolling interests	852	916	2,655	2,594
Net income attributable to noncontrolling interests	(14)	(10)	(42)	(32)
NET INCOME ATTRIBUTABLE TO COSTCO	$838	$906	$2,613	$2,562
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.90	$2.06	$5.91	$5.83
Diluted	$1.89	$2.05	$5.89	$5.79
Shares used in calculation (000s):
Basic	442,322	439,859	442,054	439,767
Diluted	443,855	442,642	443,754	442,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$852	$916	$2,655	$2,594
Foreign-currency translation adjustment and other, net	(396)	(42)	(224)	(124)
Comprehensive income	456	874	2,431	2,470
Less: Comprehensive income attributable to noncontrolling interests	16	9	60	30
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$440	$865	$2,371	$2,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 10, 2020	September 1, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,826	$8,384
Short-term investments	948	1,060
Receivables, net	1,507	1,535
Merchandise inventories	11,010	11,395
Other current assets	963	1,111
Total current assets	25,254	23,485
PROPERTY AND EQUIPMENT
Land	6,684	6,417
Buildings and improvements	17,800	17,136
Equipment and fixtures	8,549	7,801
Construction in progress	1,073	1,272
Accumulated depreciation and amortization	(12,579)	(11,736)
Net property and equipment	21,527	20,890
OTHER ASSETS
Operating lease right-of-use assets	2,749	0
Other long-term assets	2,202	1,025
TOTAL ASSETS	$51,732	$45,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$10,813	$11,679
Accrued salaries and benefits	3,246	3,176
Accrued member rewards	1,331	1,180
Deferred membership fees	1,832	1,711
Current portion of long-term debt	1,497	1,699
Other current liabilities	4,060	3,792
Total current liabilities	22,779	23,237
OTHER LIABILITIES
Long-term debt, excluding current portion	7,598	5,124
Long-term operating lease liabilities	2,535	0
Other long-term liabilities	1,617	1,455
TOTAL LIABILITIES	34,529	29,816
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock $0.01 par value; 900,000,000 shares authorized; 441,523,000 and 439,625,000 shares issued and outstanding	4	4
Additional paid-in capital	6,593	6,417
Accumulated other comprehensive loss	(1,678)	(1,436)
Retained earnings	11,883	10,258
Total Costco stockholders’ equity	16,802	15,243
Noncontrolling interests	401	341
TOTAL EQUITY	17,203	15,584
TOTAL LIABILITIES AND EQUITY	$51,732	$45,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 10, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 16, 2020	441,622	$4	$6,506	$(1,280)	$11,384	$16,614	$385	$16,999
Net income	—	—	—	—	838	838	14	852
Foreign-currency translation adjustment and other, net	—	—	—	(398)	—	(398)	2	(396)
Stock-based compensation	—	—	90	—	—	90	—	90
Release of vested restricted stock units (RSUs), including tax effects	7	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(106)	—	(2)	—	(29)	(31)	—	(31)
Cash dividend declared	—	—	—	—	(310)	(310)	—	(310)
BALANCE AT MAY 10, 2020	441,523	$4	$6,593	$(1,678)	$11,883	$16,802	$401	$17,203

	12 Weeks Ended May 12, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 17, 2019	439,989	$4	$6,218	$(1,280)	$8,916	$13,858	$325	$14,183
Net income	—	—	—	—	906	906	10	916
Foreign-currency translation adjustment and other, net	—	—	—	(41)	—	(41)	(1)	(42)
Stock-based compensation	—	—	93	—	—	93	—	93
Release of vested RSUs, including tax effects	14	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(192)	—	(3)	—	(41)	(44)	—	(44)
Cash dividend declared and other	—	—	—	—	(285)	(285)	—	(285)
BALANCE AT MAY 12, 2019	439,811	$4	$6,307	$(1,321)	$9,496	$14,486	$334	$14,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 10, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	2,613	2,613	42	2,655
Foreign-currency translation adjustment and other, net	—	—	—	(242)	—	(242)	18	(224)
Stock-based compensation	—	—	510	—	—	510	—	510
Release of vested restricted stock units (RSUs), including tax effects	2,266	—	(328)	—	—	(328)	—	(328)
Repurchases of common stock	(368)	—	(6)	—	(104)	(110)	—	(110)
Cash dividend declared	—	—	—	—	(884)	(884)	—	(884)
BALANCE AT MAY 10, 2020	441,523	$4	$6,593	$(1,678)	$11,883	$16,802	$401	$17,203

	36 Weeks Ended May 12, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	2,562	2,562	32	2,594
Foreign-currency translation adjustment and other, net	—	—	—	(122)	—	(122)	(2)	(124)
Stock-based compensation	—	—	484	—	—	484	—	484
Release of vested RSUs, including tax effects	2,525	—	(271)	—	—	(271)	—	(271)
Repurchases of common stock	(903)	—	(13)	—	(182)	(195)	—	(195)
Cash dividend declared and other	—	—	—	—	(771)	(771)	—	(771)
BALANCE AT MAY 12, 2019	439,811	$4	$6,307	$(1,321)	$9,496	$14,486	$334	$14,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 10, 2020	May 12, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,655	$2,594
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,140	1,019
Non-cash lease expense	116	0
Stock-based compensation	508	482
Other non-cash operating activities, net	(23)	10
Deferred income taxes	(5)	(33)
Changes in operating assets and liabilities:
Merchandise inventories	265	(409)
Accounts payable	(571)	0
Other operating assets and liabilities, net	534	400
Net cash provided by operating activities	4,619	4,063
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,034)	(753)
Maturities and sales of short-term investments	1,149	800
Additions to property and equipment	(1,958)	(1,989)
Acquisitions	(1,133)	—
Other investing activities, net	26	(3)
Net cash used in investing activities	(2,950)	(1,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	(145)	166
Proceeds from issuance of long-term debt	3,992	—
Repayments of long-term debt	(1,700)	(89)
Tax withholdings on stock-based awards	(328)	(271)
Repurchases of common stock	(111)	(195)
Cash dividend payments	(860)	(752)
Other financing activities, net	(77)	(5)
Net cash provided by (used in) financing activities	771	(1,146)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	(14)
Net change in cash and cash equivalents	2,442	958
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	8,384	6,055
CASH AND CASH EQUIVALENTS END OF PERIOD	$10,826	$7,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of the year for:
Interest	$71	$72
Income taxes, net	$458	$780
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$310	$285

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended May 10, 2020, Costco operated 787 warehouses worldwide: 547 in the United States (U.S.) located in 45 states, Washington, D.C., and Puerto Rico, 100 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 26 in Japan, 16 in Korea, 13 in Taiwan, 12 in Australia, two in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material intercompany transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. In February 2020, the Company acquired a 35% interest in Navitus Health Solutions (Navitus), a pharmacy benefit manager, and is accounted for as an equity-method investment and included in the Company's earnings. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. Unless otherwise noted, references to net income relate to net income attributable to Costco.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2020 is a 52-week year ending on August 30, 2020. References to the third quarter of 2020 and 2019 relate to the 12-week fiscal quarters ended May 10, 2020, and May 12, 2019, respectively. References to the first thirty-six weeks of 2020 and 2019 relate to the 36 weeks ended May 10, 2020, and May 12, 2019, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of these impacts remain unclear, the Company's estimates and assumptions may evolve as conditions change. Actual results could differ from those estimates and assumptions.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or if circumstances indicate its carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than its carrying value, a quantitative analysis is completed using either the income or market approach. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results.
Goodwill is included in other long-term assets in the condensed consolidated balance sheets. The following table summarizes goodwill by reportable segment during the first thirty-six weeks of 2020:

	United States Operations	Canadian Operations	Other International Operations	Total
Balance as of September 1, 2019	$13	$27	$13	$53
Changes in currency translation	—	(1)	—	(1)
Acquisition	935	—	—	935
Balance as of May 10, 2020	$948	$26	$13	$987
Definite-lived intangible assets are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

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
The Company elected the package of practical expedients permitted under the transition guidance, allowing the Company to carry forward conclusions related to: (a) whether expired or existing contracts contain leases; (b) lease classification; and (c) initial direct costs for existing leases. The Company has elected not to record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less. Lastly, the Company elected the practical expedient allowing aggregation of non-lease components with related lease components when evaluating the accounting treatment for all classes of underlying assets.
Adoption of the new standard resulted in an initial increase to assets and liabilities of $2,632 related to recognition of operating lease right-of-use assets and operating lease obligations as of September 2, 2019. Other line item impacts in the Company's condensed consolidated balance sheet were not material. The standard did not materially impact the condensed consolidated statements of income and cash flows. For more information on the Company's lease arrangements refer to Note 6.
Note 2—Acquisition of Innovel
On March 17, 2020, the Company acquired Innovel Solutions for $998 using existing cash and cash equivalents. Cash paid during the third quarter excludes a portion of the purchase price that will be paid upon the final settlement of certain holdbacks and provisional amounts, discussed below. Innovel provides final mile delivery, complete installation and white-glove capabilities for big and bulky products across the United States and Puerto Rico. Its financial results have been included in the Company's consolidated financial statements from the date of acquisition. Innovel's results of operations were not material to the Company's consolidated results during the current quarter.
At May 10, 2020, the initial accounting for the acquisition was incomplete pending determination of: the final purchase price, working capital adjustments, the fair value of intangible assets, property and equipment, operating lease right-of-use assets, operating lease liabilities, and other assumed obligations. The net purchase price of $998 was initially allocated to the tangible and intangible assets of $255 and liabilities assumed of $192, based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $935 was recorded as goodwill. Goodwill represents the acquisition's benefits to the Company, which include the ability to serve more members and improve delivery times, enabling growth in certain segments of our U.S. e-commerce operations. The Company assigned this goodwill, which is deductible for tax purposes, to reporting units within the U.S. segment. As additional information becomes available, the provisional fair value estimates will be refined.

Note 3—Investments
The Company's investments were as follows:

May 10, 2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$464	$14	$478
Held-to-maturity:
Certificates of deposit	470		470
Total short-term investments	$934	$14	$948

September 1, 2019:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$716	$6	$722
Held-to-maturity:
Certificates of deposit	338		338
Total short-term investments	$1,054	$6	$1,060
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended May 10, 2020, and September 1, 2019. At May 10, 2020, there were no available-for-sale securities in a continuous unrealized-loss position. At September 1, 2019, available-for-sale securities that were in a continuous unrealized-loss position were not material. There were no sales of available-for-sale securities during the first thirty-six weeks of 2020 or 2019.
The maturities of available-for-sale and held-to-maturity securities at May 10, 2020, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$169	$170	$470
Due after one year through five years	295	308	0
Total	$464	$478	$470

Note 4—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

	Level 2
	May 10, 2020	September 1, 2019
Investment in government and agency securities(1)	$478	$766
Forward foreign-exchange contracts, in asset position(2)	9	15
Forward foreign-exchange contracts, in (liability) position(2)	(8)	(4)
Total	$479	$777

 _______________
(1)At May 10, 2020, $478 short-term investments are included in the accompanying condensed consolidated balance sheets. At September 1, 2019, $44 cash and cash equivalents and $722 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At May 10, 2020, and September 1, 2019, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2020 or 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first thirty-six weeks of 2020 or 2019.

Note 5—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 10, 2020	September 1, 2019
1.700% Senior Notes due December 2019	$0	$1,200
1.750% Senior Notes due February 2020	0	500
2.150% Senior Notes due May 2021	1,000	1,000
2.250% Senior Notes due February 2022	500	500
2.300% Senior Notes due May 2022	800	800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	0
1.600% Senior Notes due April 2030	1,750	0
1.750% Senior Notes due April 2032	1,000	0
Other long-term debt	849	852
Total long-term debt	9,149	6,852
Less unamortized debt discounts and issuance costs	54	29
Less current portion(1)	1,497	1,699
Long-term debt, excluding current portion	$7,598	$5,124
 _______________
(1)Net of unamortized debt discounts and issuance costs. As of May 10, 2020, includes the 2.150% and 2.250% Senior Notes which were repaid, prior to maturity, subsequent to the end of the quarter.

The fair value of Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $9,320 and $6,997 at May 10, 2020, and September 1, 2019, respectively.
During the first thirty-six weeks of 2020, the Company paid the outstanding principal balances and interest on the 1.700% and 1.750% Senior Notes. In April 2020, the Company issued $4,000 in aggregate principal amount of Senior Notes as follows: $1,250 of 1.375% due June 2027; $1,750 of 1.600% due April 2030; and $1,000 of 1.750% due April 2032. A portion of the proceeds were used to repay, prior to maturity, the 2.150% and 2.250% Senior Notes subsequent to the end of the quarter, at a redemption price plus accrued interest as specified in the Notes' agreements. The remaining funds will be used for general corporate purposes.

Note 6—Leases
The tables below present information regarding the Company's lease assets and liabilities.

May 10, 2020
Assets(1)
Operating lease right-of-use assets	$2,749
Finance lease assets(2)	638
Total lease assets	$3,387
Liabilities(1)
Current
Operating(3)	$223
Finance(3)	29
Long-term
Operating	2,535
Finance(4)	629
Total lease liabilities	$3,416
 _______________
(1)Includes provisional amounts related to the Innovel acquisition. See Note 2.
(2)Included in net property and equipment in the accompanying condensed consolidated balance sheets.
(3)Included in other current liabilities in the accompanying condensed consolidated balance sheets.
(4)Included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

May 10, 2020
Weighted-average remaining lease term (years)
Operating leases	21
Finance leases	19
Weighted-average discount rate
Operating leases	2.25%
Finance leases	6.47%
The components of lease expense, excluding short-term lease costs and sublease income (which were not material), were as follows:

	12 Weeks Ended	36 Weeks Ended
	May 10, 2020	May 10, 2020
Operating lease costs(1)	$54	$156
Finance lease costs:
Amortization of lease assets(1)	7	15
Interest on lease liabilities(2)	6	21
Variable lease costs(3)	19	55
Total lease costs	$86	$247
 _______________
(1)Generally included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(2)Included in interest expense in the accompanying condensed consolidated statements of income.
(3)Included in selling, general and administrative expenses and merchandise costs in the accompanying condensed consolidated statements of income. Amount excludes property taxes, which were immaterial.

Supplemental cash flow information related to leases was as follows:

36 Weeks Ended
May 10, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$149
Operating cash flows — finance leases	21
Financing cash flows — finance leases	40
Leased assets obtained in exchange for operating lease liabilities	235
Leased assets obtained in exchange for finance lease liabilities	272
As of May 10, 2020, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2020	$73	$16
2021	267	60
2022	242	60
2023	236	64
2024	203	60
Thereafter	2,500	817
Total(2)	3,521	1,077
Less amount representing interest	763	419
Present value of lease liabilities	$2,758	$658
 _______________
(1)Operating lease payments have not been reduced by future sublease income of $99.
(2)Excludes $144 of lease payments for leases that have been signed but not commenced.
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

Note 7—Equity
Dividends
The Company’s current quarterly dividend is $0.70 per share, compared to $0.65 in the third quarter of 2019. On April 15, 2020, the Board of Directors declared a quarterly dividend in the amount of $0.70 per share, which was paid on May 15, 2020.
Stock Repurchase Programs
Stock repurchase activity during the third quarter and first thirty-six weeks of 2020 and 2019 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2020	106	$296.38	$31
First thirty-six weeks of 2020	368	$298.53	$110

Third quarter of 2019	192	$226.57	$44
First thirty-six weeks of 2019	903	$215.94	$195
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under the approved plan was $3,833 at May 10, 2020. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 8—Stock-Based Compensation
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
Summary of Restricted Stock Unit Activity
At May 10, 2020, 13,576,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•5,081,000 time-based RSUs, which vest upon continued employment over specified periods of time;
•30,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and
•123,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2020, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and the Company recognized compensation expense for these awards as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2020:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2019	6,496	$167.55
Granted	2,252	294.08
Vested and delivered	(3,362)	188.91
Forfeited	(152)	196.52
Outstanding at May 10, 2020	5,234	$207.45
The remaining unrecognized compensation cost related to nonvested RSUs at May 10, 2020, was $817, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Stock-based compensation expense	$88	$93	$508	$482
Less recognized income tax benefit	18	20	105	104
Stock-based compensation expense, net	$70	$73	$403	$378

Note 9—Taxes
In March 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law. While the Company is still assessing the impact of the legislation, it is not expected to have a material impact to the consolidated financial statements.
Other Taxes
The Company is undergoing multiple examinations for value-added, sales-based, payroll, product, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. In September 2019, the Company received an assessment related to a product tax audit covering multiple years. The Company recorded the charge in fiscal 2019 and is protesting the assessment. No adjustments have been made to this estimate in 2020. Other possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.

Note 10—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Net income attributable to Costco	$838	$906	$2,613	$2,562
Weighted average basic shares	442,322	439,859	442,054	439,767
RSUs	1,533	2,783	1,700	2,798
Weighted average diluted shares	443,855	442,642	443,754	442,565

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

The Company is a defendant in a class action alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-CV-03598; N.D. Cal.; filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action has been stayed pending review by the Ninth Circuit.

In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310; Alameda Superior Court; filed Jan. 4, 2019). The Company filed an answer denying the material allegations of the complaint. In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). The Company filed an answer denying the material allegations of the complaint. In October 2019, the parties reached an agreement to settle the seating claims on a representative basis, which received court approval in February 2020.

In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jadan v. Costco Wholesale Corp. (Case No. 19-CV-340438; Santa Clara Superior Court; filed Jan. 3, 2019). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. In October 2019, the parties reached an agreement on a class settlement, which is subject to court approval.
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.; filed Mar. 25, 2019). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the Plaintiffs dismissed their Labor Code claims without prejudice and the court remanded the action to state court. The remand is being appealed.
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.; filed May 28, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In August 2019, Rough filed a companion case in state court seeking penalties under the California Labor Code Private Attorneys General Act. Rough v. Costco Wholesale Corp. (Case No. FCS053454, Sonoma County Superior Court, filed August 23, 2019). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.
In June 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods, itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Martinez v. Costco Wholesale Corp. (Case No. 3:19-cv-05624; N.D. Cal.; filed June 11, 2019). The Company filed an answer denying the material allegations of the complaint.
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under the California Private Attorneys General Act. Kristy v. Costco Wholesale Corp. (Case No. 20CV366341; Santa Clara County Superior Court).

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others concerning the impacts of opioid abuse. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. In 2019, similar actions were commenced against the Company in state court in Utah. Claims against the Company in state courts in New Jersey, Oklahoma, and Arizona have been dismissed. The Company is defending all of these matters.

The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash. filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash. filed Dec. 11, 2018). The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting. They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On January 30, 2019, an order was entered consolidating the actions, and a consolidated amended complaint was filed on April 16, 2019. On November 26, 2019, the court entered an order dismissing the consolidated amended complaint and granting the plaintiffs leave to file a further amended complaint. A further amended complaint was filed on March 9, which the Company moved to dismiss on April 23.

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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended May 10, 2020
Total revenue	$27,626	$4,722	$4,918	$37,266
Operating income	853	129	197	1,179
12 Weeks Ended May 12, 2019
Total revenue	$25,536	$4,792	$4,412	$34,740
Operating income	736	213	173	1,122
36 Weeks Ended May 10, 2020
Total revenue	$83,214	$15,080	$15,084	$113,378
Operating income	2,309	559	638	3,506
Total assets	36,618	4,432	10,682	51,732
36 Weeks Ended May 12, 2019
Total revenue	$76,958	$14,561	$13,686	$105,205
Operating income	2,108	625	541	3,274
Total assets	30,416	4,637	8,699	43,752
52 Weeks Ended September 1, 2019
Total revenue	$111,751	$21,366	$19,586	$152,703
Operating income	3,063	924	750	4,737
Total assets	32,162	4,369	8,869	45,400
Disaggregated Revenue
The following table summarizes net sales by merchandise category:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Food and Sundries	$16,897	$13,524	$46,413	$41,131
Hardlines	5,891	5,666	18,508	17,276
Fresh Foods	5,587	4,568	15,242	13,551
Softlines	2,806	3,413	11,607	11,760
Ancillary	5,270	6,793	19,173	19,185
Total Net Sales	$36,451	$33,964	$110,943	$102,903

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” "likely," “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs), energy and certain commodities, geopolitical conditions (including tariffs), the ability to maintain effective internal control over financial reporting, COVID-19 related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impacts, reduced member shopping due to illness, travel restrictions or financial hardship, shifts in demand away from discretionary or higher-priced products, reduced workforce due to illness, quarantine, or government mandates, temporary store closures due to reduced workforces or government mandates, or supply-chain disruptions, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
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
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales growth. Net sales includes our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), warehouse ancillary and other businesses. We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 12 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of country sales, less or no direct membership warehouse competition, and may lack an e-commerce business.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2020 and 2019 relate to the 12-week fiscal quarters ended May 10, 2020, and May 12, 2019, respectively. References to the first thirty-six weeks of 2020 and 2019 relate to the 36 weeks ended May 10, 2020, and May 12, 2019, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the third quarter of 2020 as compared to the third quarter of 2019 include:
•Net sales increased 7% to $36,451, driven by an increase in comparable sales of 5% and sales at 15 net new warehouses opened since the end of the third quarter of 2019;
•Membership fee revenue increased 5% to $815, primarily due to sign-ups at existing and new warehouses;
•Gross margin percentage increased 54 basis points, driven by certain core merchandise categories and our warehouse ancillary and other businesses, primarily gasoline;
•SG&A expenses as a percentage of net sales increased 59 basis points primarily due to incremental wage and sanitation costs as a result of COVID-19;
•Net income was $838, or $1.89 per diluted share, compared to $906, or $2.05 per diluted share in 2019. Net income was negatively impacted by $283 pretax, or $0.47 per diluted share, from incremental wage and sanitation costs related to COVID-19 while 2019 included the benefit of a non-recurring tax item of $73, or $0.16 per share;
•In March 2020, we acquired Innovel Solutions, a company that provides final mile delivery, complete installation and white-glove capabilities for big and bulky products across the United States and Puerto Rico;
•In April 2020, we issued $4,000 in aggregate principal amount of Senior Notes; and
•On April 15, 2020, our Board of Directors declared a quarterly cash dividend of $0.70 per share, an increase of 8%, which was paid on May 15, 2020.

COVID-19
On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and shortly afterward the U.S. declared a National Emergency. The outbreak has led to widespread and continuing impacts on the global economy and is adversely affecting many aspects of our business and the operations of others with which we do business. We temporarily reduced warehouse operating hours, increased compensation levels for certain employees, and required some employees to work remotely. We have taken other steps in warehouses to protect the health of our members and employees, including limiting the member density in warehouses and ceasing sales of certain merchandise or services. Generally, these measures and their implications on our results of operations have impacted us across all our reportable segments to varying degrees. There is uncertainty regarding the expected extent and duration of counter-measures that impact our business, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. Therefore, the ultimate impacts to our results of operations, financial position, and liquidity, cannot now be reasonably estimated.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Net Sales	$36,451	$33,964	$110,943	$102,903
Changes in net sales:
U.S	8%	9%	8%	10%
Canada	(1)%	3%	4%	3%
Other International	11%	4%	10%	5%
Total Company	7%	7%	8%	8%
Changes in comparable sales:
U.S	6%	7%	7%	9%
Canada	(3)%	1%	3%	1%
Other International	6%	2%	6%	2%
Total Company	5%	6%	6%	7%
Changes in comparable sales excluding the impact of changes in foreign currency and gasoline prices (1):
U.S	8%	6%	7%	7%
Canada	3%	5%	5%	6%
Other International	12%	7%	8%	6%
Total Company	8%	6%	7%	7%
 _______________
(1)Excludes the impact of the revenue recognition standard for the periods ended May 12, 2019.
Net Sales
Net sales increased $2,487 or 7%, and $8,040 or 8% during the third quarter and first thirty-six weeks of 2020, respectively, compared to the third quarter and first thirty-six weeks of 2019. These increases were attributable to an increase in comparable sales of 5% and 6% in the third quarter and first thirty-six weeks of 2020, respectively, and sales at the 15 net new warehouses opened since the end of the third quarter of 2019. During the third quarter of 2020, due to COVID-19, we experienced a significant sales shift from our ancillary and other businesses to certain of our core merchandise categories, primarily food and sundries and fresh foods. This was largely driven by lower volume and price deflation in our gasoline business; closures of most of our optical, hearing aid and photo departments; and limited service in our travel business and food courts. In addition, we experienced a decrease in sales in our softlines category, primarily in apparel.
During the third quarter of 2020, changes in gasoline prices negatively impacted net sales by $671, or 197 basis points, due to a 21% decrease in the average price per gallon. The volume of gasoline sold decreased approximately 20% as a result of less driving due to COVID-19. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $407, or 120 basis points, compared to the third quarter of 2019, attributable to our Canadian and Other International operations.
During the first thirty-six weeks of 2020, changes in gasoline prices negatively impacted net sales by $473, or 46 basis points, due to a 4% decrease in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $425, or 41 basis points, compared to the first thirty-six weeks of 2019, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 5% and 6% in the third quarter and first thirty-six weeks of 2020, respectively. During the third quarter and first thirty-six weeks of 2020, comparable sales were positively impacted by increases in average ticket, which were partially offset in the third quarter by decreases in traffic due to capacity restrictions and stay-at-home orders related to COVID-19. The decrease in traffic was also impacted by a shift to shopping online, resulting in an increase of 65% in e-commerce comparable sales in the third quarter of 2020.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Membership fees	$815	$776	$2,435	$2,302
Membership fees as a percentage of net sales	2.24%	2.29%	2.20%	2.24%
Total paid members (000s)	55,800	53,100	—	—
Total cardholders (000s)	101,800	97,200	—	—
Membership fees increased 5% and 6% in the third quarter and first thirty-six weeks of 2020. This was primarily due to signups at existing and new warehouses. At the end of the third quarter of 2020, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Net sales	$36,451	$33,964	$110,943	$102,903
Less merchandise costs	32,249	30,233	98,538	91,576
Gross margin	$4,202	$3,731	$12,405	$11,327
Gross margin percentage	11.53%	10.99%	11.18%	11.01%
Quarterly Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 17 basis points. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses. These decreases were across all categories, except fresh foods, which benefited from operational efficiencies from increased sales, partially offset by operating losses from our poultry processing plant. The decreases in all other merchandise categories were largely due to changes in sales mix, both between and within merchandise categories.
Total gross margin percentage increased 54 basis points compared to the third quarter of 2019. Excluding the impact of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.32%, an increase of 33 basis points. This was primarily due to a 33 basis-point increase in our core merchandise categories, predominantly food and sundries and fresh foods, partially offset by softlines and hardlines. Warehouse ancillary and other businesses increased 21 basis points, primarily due to our gasoline business, partially offset by certain ancillary businesses, which were negatively impacted by COVID-19 related closures or restrictions. These increases were partially offset by the incremental wage and sanitation costs related to COVID-19 of $44 or 12 basis points, $20 or five basis points related to a reserve for certain inventory, and a four basis-point decrease due to increased spending by members under the Executive Membership 2% reward program.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), was impacted by increases in food and sundries and fresh foods and decreases in softlines and hardlines in each of our U.S., Canadian, and Other International segments. Each of our segments was also negatively impacted by the incremental wage and sanitation costs as a result of COVID-19. The segment gross margin percentage in our U.S. and Other International operations increased, primarily due to core merchandise categories, as discussed above, and were also positively impacted by warehouse ancillary and other businesses, predominantly our gasoline business. Our Canadian segment gross margin percentage decreased due to softlines, hardlines and warehouse ancillary and other businesses, partially offset by increases in fresh foods and food and sundries.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales, decreased nine basis points. This was attributable to decreases in hardlines and food and sundries, partially offset by increases in fresh foods and softlines. Fresh foods gross margin increased as a result of operational efficiencies from increased sales in the third quarter despite operating losses from our poultry processing plant.
Total gross margin percentage increased 17 basis points compared to the first thirty-six weeks of 2019. Excluding the impacts of gasoline price deflation on net sales, gross margin as a percentage of adjusted net sales was 11.13%, an increase of 12 basis points from the first thirty-six weeks of 2019. This was primarily due to a 13 basis point increase in our warehouse ancillary and other businesses, predominantly our gasoline business, partially offset by certain ancillary businesses which were negatively impacted by

COVID-19 related closures or restrictions. An adjustment in the first quarter of 2019 to our estimate of breakage on rewards earned under our co-branded credit card program positively impacted gross margin by four basis points, which was offset by four basis points for incremental wage and sanitation costs and two basis points related to a reserve for certain inventory, both discussed above. Core merchandise categories increased by one basis point which was driven by increases in food and sundries and fresh foods, partially offset by decreases in softlines and hardlines.
Gross margin on a segment basis was impacted by increases in food and sundries and fresh foods and decreases in softlines and hardlines in each of our U.S., Canadian, and Other International segments. Each of our segments was also negatively impacted by the incremental wage and sanitation costs as a result of COVID-19. The segment gross margin percentage increased in our U.S. operations, primarily due to our warehouse ancillary and other businesses, predominantly our gasoline business, as well as the prior year breakage adjustment discussed above. The segment gross margin percentage increased in our Other International operations primarily due to core merchandise categories, as discussed above. Our Canadian segment gross margin percentage decreased due to hardlines, softlines and warehouse ancillary and other businesses, partially offset by increases in fresh foods and food and sundries.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
SG&A expenses	$3,830	$3,371	$11,305	$10,310
SG&A expenses as a percentage of net sales	10.51%	9.92%	10.19%	10.02%
Quarterly Results
SG&A expenses as a percentage of net sales increased 59 basis points compared to the third quarter of 2019. Excluding the impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.32%, an increase of 40 basis points compared to the prior year. SG&A expenses were negatively impacted by approximately $239 or 64 basis points due to incremental wage and sanitation costs as a result of COVID-19. Excluding this impact, costs related to warehouse operations and other businesses, which include e-commerce and travel, were lower by 24 basis points compared to the prior year. This decrease was largely due to leveraging increased sales in certain of our core merchandise categories. Stock compensation expense was lower by three basis points and central operating costs were lower by two basis points. SG&A expenses were negatively impacted by approximately $19 or five basis points due to costs associated with the acquisition of Innovel (see Note 2 in the condensed consolidated financial statements).
Year-to-date Results
SG&A expenses as a percentage of net sales increased 17 basis points compared to the first thirty-six weeks of 2019. Excluding the impact of gasoline price deflation on net sales, SG&A expenses as a percentage of adjusted net sales was 10.15%, an increase of 13 basis points compared to the prior year. SG&A expenses were negatively impacted by approximately $239 or 21 basis points due to incremental wage and sanitation costs as discussed above as a result of COVID-19. Excluding this impact, costs related to warehouse operations and other businesses, which include e-commerce and travel, decreased 10 basis points due to leveraging increased sales in certain of our core merchandise categories. SG&A expenses were negatively impacted by approximately $19 or two basis points due to costs associated with the acquisition of Innovel.

Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Preopening expenses	$8	$14	$29	$45
Warehouse openings, including relocations
United States	1	1	4	9
Canada	0	0	1	2
Other International	1	2	1	2
Total warehouse openings, including relocations	2	3	6	13
Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2020, we expect to open 10 warehouses, including two relocations.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Interest expense	$37	$35	$109	$105
Interest expense is primarily related to Senior Notes and finance leases. In April 2020, we issued $4,000 in aggregate principal amount of Senior Notes (see Note 5 in the condensed consolidated financial statements). A portion of the proceeds from this issuance was used to repay, prior to maturity, the 2.150% and 2.250% Senior Notes subsequent to the end of the quarter. The early redemption resulted in a $36 charge, which will be recorded in Interest Income and Other in the fourth quarter of 2020.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Interest income	$10	$27	$72	$81
Foreign-currency transaction gains, net	5	3	9	6
Other, net	6	6	20	17
Interest income and other, net	$21	$36	$101	$104
Interest income decreased for the third quarter and first thirty-six weeks of 2020 due to lower interest rates, partially offset by higher average cash and investment balances. Foreign-currency transaction gains, net, include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 10, 2020	May 12, 2019	May 10, 2020	May 12, 2019
Provision for income taxes	$311	$207	$843	$679
Effective tax rate	26.7%	18.5%	24.1%	20.7%
The effective tax rate for the first thirty-six weeks of 2020 included discrete net tax benefits of $68. Excluding these benefits, the tax rate was 26.1% for the first thirty-six weeks of 2020.

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
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 10, 2020	May 12, 2019
Net cash provided by operating activities	$4,619	$4,063
Net cash used in investing activities	(2,950)	(1,945)
Net cash provided by (used in) financing activities	771	(1,146)
Our primary sources of liquidity are cash flows generated from warehouse operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,774 and $9,444 at May 10, 2020, and September 1, 2019, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,471 and $1,434 at May 10, 2020, and September 1, 2019, respectively. These receivables generally settle within four days.
Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements. We no longer consider earnings after 2017 of our non-U.S. consolidated subsidiaries to be indefinitely reinvested.
Cash Flows from Operating Activities

Net cash provided by operating activities totaled $4,619 in the first thirty-six weeks of 2020, compared to $4,063 in the first thirty-six weeks of 2019. Cash provided by operations is primarily derived from net sales and membership fees. Cash used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, payment terms with our suppliers, and the amount of early payments to obtain discounts from suppliers.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $2,950 in the first thirty-six weeks of 2020, compared to $1,945 in the first thirty-six weeks of 2019, and is primarily related to capital expenditures. In the third quarter of 2020, we acquired Innovel and a minority interest in Navitus. For more information see Notes 1 and 2 in the condensed consolidated financial statements. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first thirty-six weeks of 2020, we spent $1,958 on capital expenditures. While the impacts of COVID-19 have delayed certain of our construction projects, it is our current intention to spend between $2,700 and $2,900 during fiscal 2020. We opened six new warehouses, including one relocation, in the first thirty-six weeks of 2020 and plan to open 10 additional new warehouses, including two relocations, in the remainder of fiscal 2020. There can be no assurance that current expectations will be realized; plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash provided by financing activities totaled $771 in the first thirty-six weeks of 2020, compared to cash used of $1,146 in the first thirty-six weeks of 2019. In April 2020, we issued $4,000 in aggregate principal amount of Senior Notes as follows: $1,250 of 1.375% due June 2027; $1,750 of 1.600% due April 2030; and $1,000 of 1.750% due April 2032. A portion of the proceeds were used to repay, prior to maturity, the 2.150% and 2.250% Senior Notes subsequent to the end of the quarter, at a redemption price plus accrued interest as specified in the Notes' agreements. The remaining funds will be used for general corporate purposes.
Financing activities also included $1,200 and $500 repayment of our 1.700% and 1.750% Senior Notes, respectively, payment of dividends, and withholding taxes on stock-based awards.
Stock Repurchase Programs
During the first thirty-six weeks of 2020 and 2019, we repurchased 368,000 and 903,000 shares of common stock, at an average price per share of $298.53 and $215.94, respectively, totaling approximately $110 and $195, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
Dividends totaling $860 were paid during the first thirty-six weeks of 2020, of which $286 related to the dividend declared in August 2019. On April 15, 2020, our Board of Directors declared a quarterly dividend of $0.70 per share payable to shareholders of record on May 1, 2020. The dividend was paid subsequent to the end of the quarter on May 15, 2020.

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 10, 2020, we had borrowing capacity under these facilities of $940, including a $400 revolving line of credit, which expires in June 2020. Our international operations maintain $427 of the borrowing capacity under bank credit facilities, of which $148 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities at the end of the third quarter of 2020 were immaterial and there were none outstanding at the end of 2019.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $224. The outstanding commitments under these facilities at the end of the third quarter of 2020 totaled $150, most of which were standby letters of credit with expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Contractual Obligations

Other than the issuance of Senior Notes described above, as of the date of this Report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
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

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 10, 2020, and based on their evaluation have concluded the disclosure controls and procedures were effective as of that date.
Changes in Internal Control over Financial Reporting
Although most of our corporate and regional office employees are working remotely due to COVID-19, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2019. Other than the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Market and Other External Risks

The COVID-19 outbreak is adversely affecting our business, financial condition and results of operations.

The continuing impacts of the COVID-19 pandemic are highly unpredictable, volatile, and uncertain and could adversely affect our business operations, demand for our products and services, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things.

The COVID-19 outbreak has resulted in widespread and continuing impacts on the global economy and on our employees, members, suppliers, and other people and entities with which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread, and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. Many government subdivisions have imposed restrictions on the operation of our membership warehouses, including limiting the number of members who may enter and preventing the sales of certain categories of merchandise. We are taking precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely. To reward our employees for exemplary service in difficult times we have temporarily increased compensation levels and otherwise incurred increased spending for wages and benefits, including overtime pay. The outbreak and any preventative or protective actions that governments or we may take in respect of this virus are likely to result in a period of business disruption, reduced member traffic and reduced sales in certain merchandise categories, and increased operating expenses.

The pandemic has significantly impacted the global supply chain, with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays have strained domestic and international supply chains, which has affected and could continue to negatively affect the flow or availability of certain products. Member demand for certain products has also fluctuated as the pandemic has progressed, and member behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock positions in certain products, as well as delays in delivering those products. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, adversely impacting our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, resulting in delays in delivering products to members.

If we do not respond appropriately to the pandemic, or if our members do not participate in social distancing and other safety measures, the well-being of our employees and members could be at risk, and a failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to claims from employees, members, suppliers, regulators or other parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our facilities could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations. Some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to claims and increase our costs.
In an effort to strengthen our liquidity position, during the quarter we issued $4 billion of long-term debt, a portion of which was used to repay, prior to maturity, $1.5 billion of Senior Notes subsequent to the end of the quarter. Financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic continue to disrupt the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity, if needed.

Other factors and uncertainties include, but are not limited to:

•The severity and duration of the pandemic, including whether there is a “second wave” caused by additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which we operate;
•Evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•Unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•The pace of recovery when the pandemic subsides; and
•The long-term impact of the pandemic on our business.

To the extent that COVID-19 continues to adversely affect the U.S. and global economy, our business, results of operations, cash flows, or financial condition, it may also heighten other risks described in the “Risk Factors” section in our 2019 Form 10-K, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.

The extent to which COVID-19 impacts our results and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain and treat its impacts, among others.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of 2020 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 17, 2020 — March 15, 2020	45,000	$308.42	45,000	$3,850
March 16, 2020 — April 12, 2020	61,000	287.40	61,000	3,833
April 13, 2020 — May 10, 2020	0	0	0	3,833
Total third quarter	106,000	$296.38	106,000
 _______________
(1)Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q		3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

4.1
First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002 (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Current Report on the Form 8-K filed on March 25, 2002).
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20,2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

June 3, 2020	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 3, 2020	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director