Form 10-K
period 2020-08-30
COSTCO WHOLESALE CORP /NEW
filed 2020-10-07
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2020 was $140,245,657,604.
The number of shares outstanding of the registrant’s common stock as of September 29, 2020 was 441,228,027.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 21, 2021, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 30, 2020

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” "likely," “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Korea, Australia, Spain, France, Iceland, China, and through a majority-owned subsidiary in Taiwan. Costco operated 795, 782, and 762 warehouses worldwide at August 30, 2020, September 1, 2019, and September 2, 2018, respectively. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2020, 2019, and 2018 relate to the 52-week fiscal years ended August 30, 2020, September 1, 2019, and September 2, 2018, respectively.
General
We operate membership warehouses based on the concept that offering our members low prices on a limited selection of nationally-branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We generally sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
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
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit cards, including Costco co-branded cards, debit cards, cash and checks, co-brand cardholder rebates, executive member 2% reward certificates and our proprietary stored-value card (shop card).
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit most items to fast-selling models, sizes, and colors. We carry an average of approximately 3,700 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. We average anywhere from 8,000 to 10,000 SKUs online, some of which are also available in our warehouses. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items.
We offer merchandise in the following categories:
•Food and Sundries (including dry foods, packaged foods, groceries, snack foods, candy, alcoholic and nonalcoholic beverages, and cleaning supplies)
•Hardlines (including major appliances, electronics, health and beauty aids, hardware, and garden and patio)
•Fresh Foods (including meat, produce, deli, and bakery)
•Softlines (including apparel and small appliances)
•Ancillary (including gasoline and pharmacy businesses)
Ancillary businesses within or next to our warehouses provide expanded products and services, encouraging members to shop more frequently. These businesses include gas stations, pharmacies, optical dispensing centers, food courts, and hearing-aid centers. The number of warehouses with gas stations varies significantly by country, and we do not currently operate our gasoline business in Korea or China. We operated 615 gas stations at the end of 2020. Net sales for our gasoline business represented approximately 9% of total net sales in 2020.
Our e-commerce operations allow us to connect with our members online and provide additional products and services, many not found in our warehouses. Net sales for e-commerce represented approximately 6% of total net sales in 2020. This figure does not consider other services we offer online in certain countries such as business delivery, travel, same-day grocery, and various other services.
We have direct buying relationships with many producers of national brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. The COVID-19 pandemic created unprecedented supply constraints including disruptions and delays that have impacted and could continue to impact the flow and availability of certain products. When sources of supply become unavailable, we seek alternative sources. We also purchase and manufacture private-label merchandise, as long as quality and member demand are high and the value to our members is significant.

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
Our member renewal rate was 91% in the U.S. and Canada and 88% on a worldwide basis at the end of 2020. The majority of members renew within six months following their renewal date. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date. At the end of 2020, we standardized our membership count methodology globally to be consistent with the U.S. and Canada, which resulted in the addition to the count of approximately 2.0 million total cardholders for 2020, of which 1.3 million were paid members. The change did not impact 2019 or 2018. Membership fee income and the renewal rate calculations were not affected. Our membership was made up of the following (in thousands):

	2020	2019	2018
Gold Star	46,800	42,900	40,700
Business, including affiliates	11,300	11,000	10,900
Total paid members	58,100	53,900	51,600
Household cards	47,400	44,600	42,700
Total cardholders	105,500	98,500	94,300
Paid cardholders (except affiliates) are eligible to upgrade to an Executive membership in the U.S. and Canada, for an additional annual fee of $60. Executive memberships are also available in Mexico, the U.K., Japan, Korea, and Taiwan, for which the additional annual fee varies. Executive members earn a 2% reward on qualified purchases (generally up to a maximum reward of $1,000 per year), which can be redeemed only at Costco warehouses. This program also offers (except in Mexico, Japan, and Korea), access to additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program, and check printing. These services are generally provided by third parties and vary by state and country. Executive members, who totaled 22.6 million and represented 39% of paid members at the end of 2020, generally shop more frequently and spend more than other members.
Labor
Our employee count was as follows:

	2020	2019	2018
Full-time employees	156,000	149,000	143,000
Part-time employees	117,000	105,000	102,000
Total employees	273,000	254,000	245,000
Approximately 17,100 employees are union employees. We consider our employee relations to be very good.

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon are among our significant general merchandise retail competitors. We also compete with other warehouse clubs (primarily Walmart’s Sam’s Club and BJ’s Wholesale Club), and many of the major metropolitan areas in the U.S. and certain of our Other International locations have multiple clubs.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale® trademarks and our private-label brand, Kirkland Signature®. We believe that Kirkland Signature products are high quality, offered at prices that are generally lower than national brands, and help lower costs, differentiate our merchandise offerings, and generally earn higher margins. We expect to continue to increase the sales penetration of our private-label items.
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

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. All executive officers have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	68
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	64
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non Foods and E-commerce Merchandise, from 2013 to January 2018.	2018	58
Patrick J. Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	58
Russ D. Miller	Executive Vice President, Chief Operating Officer, Southern Division and Mexico. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	63
Paul G. Moulton	Executive Vice President, Chief Information Officer. Mr. Moulton was Executive Vice President, Real Estate Development, from 2001 until March 2010.	2001	69
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	67
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994 and has been the Chief Diversity Officer since 2010.	1994	68
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Food and Sundries and Private Label, from 1995 to December 2012.	2013	68
Ron M. Vachris	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Vachris was Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	55

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 83% of net sales and operating income in 2020, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 29% of U.S. net sales in 2020. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
We may be unsuccessful implementing our growth strategy, including expanding our business in existing markets and new markets, and integrating acquisitions, which could have an adverse impact on our business, financial condition and results of operations.
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

We have made and may continue to make investments and acquisitions to improve the speed, accuracy and efficiency of our supply chains. The effectiveness of these investments can be less predictable than opening new locations and might not provide the anticipated benefits or desired rates of return.
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
Disruptions in merchandise distribution or processing, packaging, manufacturing, and other facilities could adversely affect sales and member satisfaction.
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. We also rely upon processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Although we believe that our operations are efficient, disruptions due to fires, tornadoes, hurricanes, earthquakes, pandemics or other extreme weather conditions or catastrophic events, labor issues or other shipping problems may result in delays in the production and delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members. Our e-commerce business depends heavily on third-party logistics providers and that business is negatively affected when these providers are unable to provide services in a timely fashion.
We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services that our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to identify timely or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources and animal welfare) and spending patterns could negatively affect our relationship with our members, the demand for our products and services, and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns, or we may experience out-of-stock positions and delivery delays, which could result in higher costs, both of which would reduce our operating performance. This could have an adverse effect on net sales, gross margin and operating income.
Availability and performance of our information technology (IT) systems are vital for our business to operate efficiently. Failure to execute complex IT projects, and have these IT systems available to our business will adversely impact our operations.
IT systems play a crucial role in conducting our business on a daily basis. These systems are utilized to process a very high volume of transactions, conduct payment transactions, track and value our inventory and produce reports which are critical for making business decisions on a daily, weekly and periodic basis. Failure or disruption of these IT systems could have an adverse impact on our ability to buy products from our suppliers, produce goods in our manufacturing plants, move the products in an efficient manner to our warehouses and sell products to our members. We are undertaking large technology and IT transformation projects. The failure of these projects could adversely impact our business plans and potentially impair our day to day business operations. Given the high volume of transactions we process, it is important that we build strong digital resiliency for our business-critical systems to prevent disruption from events such as power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, errors by employees, and catastrophic events such as fires, earthquakes tornadoes and hurricanes. Any debilitating failure of our critical IT systems, data centers and backup systems would require significant investments in resources to restore IT services and may cause serious impairment in our business operations including loss of business services, increased cost of moving merchandise and failure to provide service to our members. We are currently making significant investments in enhancing our digital resiliency and failure or delay in execution of these projects could delay our ability to be resilient to disruptive events. Failure to deliver our IT transformation efforts efficiently and effectively could result in the loss of our competitive position and adversely impact our financial condition and results of operations.

We are required to maintain the privacy and security of personal and business information amidst evolving threat landscapes and in compliance with emerging privacy and data protection regulations globally. Failure to meet the requirements could damage our reputation with members, suppliers and employees, cause us to incur substantial additional costs, and become subject to litigation.
Increased IT security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect, store and process sensitive information relating to our business, members, suppliers and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. The increased use of remote work infrastructure due to the COVID-19 pandemic has also increased the possible attack surfaces. Security threats designed to gain unauthorized access to our systems, networks and data, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. It is possible that our IT systems and networks, or those managed by third parties such as cloud providers, could have vulnerabilities, which could go unnoticed for a period of time. While our cybersecurity and compliance posture seeks to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property.
The potential impacts of a future material cybersecurity attack includes reputational damage, litigation, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in IT systems and increased cybersecurity protection and remediation costs. This could adversely affect our competitiveness, results of operations and financial condition and loss of member confidence. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack. In addition, data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation, California Consumer Privacy Act, Health Insurance Portability and Accountability Act, China cybersecurity law and other emerging privacy and cybersecurity laws across the various states and around the globe, which may carry significant potential penalties for noncompliance.

We are subject to payment-related risks.
We accept payments using a variety of methods, including select credit and debit cards, cash and checks, co-brand cardholder rebates, executive member 2% reward certificates, and our shop card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards and our shop card. It could disrupt our business if these parties become unwilling or unable to provide these services to us. We are also subject to evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept card payments from our members, and our business and operating results could be adversely affected.
We might sell products that cause illness or injury to our members, harm to our reputation, and expose us to litigation.
If our merchandise, including food and prepared food products for human consumption, drugs, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety standards or our members' expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items involves the risk of illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our suppliers are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with safety and other standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause illness or injury or that we will not be subject to claims, lawsuits, or government investigations relating to such matters, resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long-term.
If we do not successfully develop and maintain a relevant omnichannel experience for our members, our results of operations could be adversely impacted.
Omnichannel retailing is rapidly evolving, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media, particularly in the wake of COVID-19. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
Inability to attract, train and retain highly qualified employees could adversely impact our business, financial condition and results of operations.
Our success depends on the continued contributions of our employees, including members of our senior management and other key operations, IT, merchandising and administrative personnel. Failure to identify and implement a succession plan for senior management could negatively impact our business. We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We may incur property, casualty or other losses not covered by our insurance.
Claims for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained in certain instances to limit exposures arising from very large losses. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Significant claims or events, regulatory changes, a substantial rise in costs of health care or costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
Although we maintain specific coverages for catastrophic property losses, we still bear a significant portion of the risk of losses incurred as a result of any physical damage to, or the destruction of, any warehouses, depots, manufacturing or home office facilities, loss or spoilage of inventory, and business interruption. Such losses could materially impact our cash flows and results of operations.
Market and Other External Risks
We face strong competition from other retailers and warehouse club operators, which could adversely affect our business, financial condition and results of operations.
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise. Such retailers and warehouse club operators compete in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Some competitors may have greater financial resources and technology capabilities, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, pandemics and other health crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, actions in various countries, particularly China and the United States, have raised the cost of many items and created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.
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
We depend heavily on our ability to purchase quality merchandise in sufficient quantities at competitive prices. As the quantities we require continue to grow, we have no assurances of continued supply, appropriate pricing or access to new products, and any supplier has the ability to change the terms upon which they sell to us or discontinue selling to us. Member demands may lead to out-of-stock positions causing a loss of sales and profits.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, natural disasters, extreme weather conditions, public health emergencies, supply constraints and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. One or more of our suppliers might not adhere to our quality control, legal, regulatory, labor, environmental or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase costs, and otherwise adversely impact our business.
Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2020, our international operations, including Canada, generated 27% and 33% of our net sales and operating income, respectively. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
A portion of the products we purchase is paid for in a currency other than the local currency of the country in which the goods are sold. Currency fluctuations may increase our cost of goods and may not be passed on to members. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
Natural disasters, extreme weather conditions, public health emergencies or other catastrophic events could negatively affect our business, financial condition, and results of operations.
Natural disasters and extreme weather conditions, such as hurricanes, typhoons, floods, earthquakes; acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and quarantines, particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic is affecting our business, financial condition and results of operations in many respects.
The continuing impacts of the COVID-19 pandemic are highly unpredictable and volatile, and are affecting certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things.
The COVID-19 pandemic has resulted in widespread and continuing impacts on the global economy and on our employees, members, suppliers and other people and entities with which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business and government shutdowns. We are taking precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely. To reward our employees for exemplary service in difficult times we temporarily increased compensation levels and otherwise incurred increased spending for wages and benefits, including overtime pay. The pandemic and any preventative or protective actions that governments or we may take are likely to result in a period of business disruption, reduced member traffic and reduced sales in certain merchandise categories, and increased operating expenses.

The pandemic has significantly impacted the global supply chain, with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products. Member demand for certain products has also fluctuated as the pandemic has progressed and member behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock positions in certain products, as well as delays in delivering those products. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, adversely impacting our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, resulting in delays in delivering products to members.

If we do not respond appropriately to the pandemic, or if our members do not participate in social distancing and other safety measures, the well-being of our employees and members could be at risk, and a failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to lost sales and claims from employees, members, suppliers, regulators or other parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our facilities could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations. Some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to claims and increase our costs.

In an effort to strengthen our liquidity position, during the year we issued $4,000 million Senior Notes, a portion of which was used to repay, prior to maturity, $1,500 million of our 2.150% and 2.250% Senior Notes. Financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic continue to disrupt the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity, if needed.

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
•The pace of recovery when the pandemic subsides; and
•The long-term impact of the pandemic on our business, including consumer behaviors.

To the extent that COVID-19 continues to adversely affect the U.S. and global economy, our business, results of operations, cash flows, or financial condition, it may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, payment-related risks, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, operational risk as a result of remote work arrangements and regulatory requirements.

Factors associated with climate change could adversely affect our business.
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Government regulations limiting carbon dioxide and other greenhouse gas emissions may increase compliance and merchandise costs, and other regulation affecting energy inputs could materially affect our profitability. Climate change, extreme weather conditions, and rising sea levels could affect our ability to procure commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which face increased regulation.
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
Legal and Regulatory Risks
We are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our business, financial condition and results of operations.
At the end of 2020, we operated 243 warehouses outside of the U.S., and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control.

These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes such as the withdrawal of the U.K. from the European Union, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Accounting principles and related pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, including self-insurance liabilities, are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in rules or interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance and have a material impact on our consolidated financial statements.
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
We are subject to a wide and increasingly broad array of federal, state, regional, local and international laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters. Failure to comply with these laws could result in harm to our members, employees or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.

Operations at our facilities require the treatment and disposal of wastewater, stormwater and agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment and public health and safety. Failure to comply with current and future environmental, health and safety standards could result in the imposition of fines and penalties, illness or injury of our employees, and claims or lawsuits related to such illnesses or injuries, and temporary closures or limits on the operations of facilities.
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
Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
Warehouse Properties
At August 30, 2020, we operated 795 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	443	109	552
Canada	87	14	101
Other International	99	43	142
Total	629	166	795
_______________
(1)119 of the 166 leases are land-only leases, where Costco owns the building.
At the end of 2020, our warehouses contained approximately 116.1 million square feet of operating floor space: 81.4 million in the U.S.; 14.3 million in Canada; and 20.4 million in Other International. Total square feet associated with distribution and logistics facilities were approximately 28.0 million. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On September 29, 2020, we had 9,690 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2020 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 11—June 7, 2020	—	$—	—	$3,833
June 8—July 5, 2020	94,000	301.79	94,000	3,805
July 6—August 2, 2020	93,000	324.51	93,000	3,775
August 3—August 30, 2020	88,000	340.17	88,000	3,745
Total fourth quarter	275,000	$321.73	275,000
_______________
(1)The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P 500 Retail Index over the five years from August 30, 2015, through August 30, 2020.

Comparison of 5-Year Cumulative Total Returns
400
300
200
100
0
Dollars
8/30/15
8/28/16
9/3/17
9/2/18
9/1/19
8/30/20
Costco
S&P 500
S&P 500 Retail

Item 6—Selected Financial Data
The following graph provides information concerning average sales per warehouse over a 10 year period.

		Average Sales Per Warehouse*
		(Sales In Millions)
Year Opened	# of Whses
2020	13										$132
2019	20									$129	$138
2018	21								$116	$119	$141
2017	26							$121	$142	$158	$176
2016	29						$87	$97	$118	$131	$145
2015	23					$83	$85	$94	$112	$122	$136
2014	30				$108	$109	$115	$125	$140	$144	$155
2013	26			$99	$109	$113	$116	$124	$137	$144	$158
2012	15		$105	$115	$124	$128	$130	$139	$152	$158	$173
2011 & Before	592	$146	$156	$164	$171	$171	$170	$176	$189	$196	$206
Totals	795	$146	$155	$160	$164	$162	$159	$163	$176	$182	$192
		2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
		Fiscal Year
*First year sales annualized.
2012 and 2017 were 53-week fiscal years

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
SELECTED FINANCIAL DATA
(dollars in millions, except per share data)

	Aug. 30, 2020	Sept. 1, 2019	Sept. 2, 2018	Sept. 3, 2017	Aug. 28, 2016
As of and for the year ended	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
RESULTS OF OPERATIONS
Net sales	$163,220	$149,351	$138,434	$126,172	$116,073
Membership fees	3,541	3,352	3,142	2,853	2,646
Gross margin(1) as a percentage of net sales	11.20%	11.02%	11.04%	11.33%	11.35%
Selling, general and administrative expenses as a percentage of net sales	10.01%	10.04%	10.02%	10.26%	10.40%
Operating income	$5,435	$4,737	$4,480	$4,111	$3,672
Net income attributable to Costco	4,002	3,659	3,134	2,679	2,350
Net income per diluted common share attributable to Costco	9.02	8.26	7.09	6.08	5.33
Cash dividends declared per common share	2.70	2.44	2.14	8.90	1.70
Changes in comparable sales(2)
United States	8%	8%	9%	4%	1%
Canada	5%	2%	9%	5%	(3)%
Other International	9%	2%	11%	2%	(3)%
Total Company	8%	6%	9%	4%	0%
Changes in Total Company comparable sales excluding the impact of changes in foreign currency and gasoline prices (3)	9%	6%	7%	4%	4%
BALANCE SHEET DATA
Net property and equipment	$21,807	$20,890	$19,681	$18,161	$17,043
Total assets	55,556	45,400	40,830	36,347	33,163
Long-term debt, excluding current portion	7,514	5,124	6,487	6,573	4,061
Costco stockholders’ equity	18,284	15,243	12,799	10,778	12,079
WAREHOUSE INFORMATION
Warehouses in Operation
Beginning of year	782	762	741	715	686
Opened	16	25	25	28	33
Closed due to relocation	(3)	(5)	(4)	(2)	(4)
End of year	795	782	762	741	715
MEMBERSHIP INFORMATION
Total paid members (000's) (4)	58,100	53,900	51,600	49,400	47,600
Total executive members (000's) (5)	22,600	20,800	19,300	18,500	17,400
______________
(1)Net sales less merchandise costs.
(2)Includes net sales from warehouses and websites operating for more than one year. For 2017, the prior year includes the comparable 53 weeks.
(3)Excluding the impact of the revenue recognition standard for the year ended September 1, 2019.
(4)2020 includes an additional 1.3 million due to standardizing our membership count methodology globally to be consistent with the U.S. and Canada. See Item 1.
(5)Counts are included in total paid members

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)
Overview
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales growth. Net sales includes our core merchandise categories (food and sundries, hardlines, softlines, and fresh foods), warehouse ancillary and other businesses. We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions (primarily impacting our U.S. and Canadian operations). The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China and the United States, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin will be influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
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
Our fiscal year ends on the Sunday closest to August 31. References to 2020, 2019, and 2018 relate to the 52-week fiscal years ended August 30, 2020, September 1, 2019, and September 2, 2018, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
For discussion related to the results of operations and changes in financial condition for 2019 compared to 2018 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on October 11, 2019.

Highlights for 2020 included:
•We opened 16 new warehouses, including 3 relocations: 9 new in the U.S., 3 new in our Other International segment, and 1 net new location in our Canadian segment, compared to 25 new warehouses, including 5 relocations in 2019;
•Net sales increased 9% to $163,220 driven by a 8% increase in comparable sales and sales at new warehouses opened in 2019 and 2020;
•Membership fee revenue increased 6% to $3,541, primarily due to membership sign-ups at existing and new warehouses;
•Gross margin percentage increased 18 basis points, driven primarily by certain core merchandise categories, partially offset by certain ancillary and other businesses, which were negatively impacted by COVID-19 related closures or restrictions;
•SG&A expenses as a percentage of net sales decreased three basis points primarily due to leveraging increased sales and partial reversal of a previous year tax assessment. These benefits were partially offset by incremental wage and sanitation costs as a result of COVID-19;
•The effective tax rate in 2020 was 24.4% compared to 22.3% in 2019;
•Net income increased 9% to $4,002, or $9.02 per diluted share compared to $3,659, or $8.26 per diluted share in 2019;
•In February 2020, we acquired a 35% interest in Navitus Health Solutions, a pharmacy benefit manager. In March 2020, we acquired Innovel Solutions, a company that provides final-mile delivery, installation and white-glove capabilities for big and bulky products across the United States and Puerto Rico;
•In April 2020, we issued $4,000 in aggregate principal amount of Senior Notes, some proceeds of which were used to repay $1,500 of Senior Notes; and
•In April 2020, the Board of Directors approved an increase in the quarterly cash dividend from $0.65 to $0.70 per share.

COVID-19
On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and shortly afterward the U.S. declared a National Emergency. The outbreak has led to widespread and continuing impacts on the global economy and is affecting many aspects of our business and the operations of others with which we do business. In our response to the pandemic and in an effort to protect our members and employees, we have taken several measures, as described in Item 1A Risk Factors, and their implications on our results of operations have impacted us across all our reportable segments to varying degrees. Throughout the pandemic our warehouses have largely remained open as a result of being deemed an “essential business” in most markets and resulted in strong sales increases in our food and sundries and fresh foods merchandise categories compared to pre-pandemic time periods. This growth in certain of our core business categories has led to improved gross margin and SG&A percentages as we leveraged these sales to achieve greater efficiency. Our e-commerce business has also benefited, as more members have shopped online during the pandemic. Conversely, we have experienced decreases in both the sales and profitability of many of our ancillary and other businesses due to temporary closures or limited demand. Additionally, we paid $564 in incremental wage and sanitation costs during 2020 related to COVID-19.

RESULTS OF OPERATIONS
Net Sales

	2020	2019	2018
Net Sales	$163,220	$149,351	$138,434
Changes in net sales:
U.S.	9%	9%	9%
Canada	5%	3%	10%
Other International	13%	5%	14%
Total Company	9%	8%	10%
Changes in comparable sales:
U.S.	8%	8%	9%
Canada	5%	2%	9%
Other International	9%	2%	11%
Total Company	8%	6%	9%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices(1):
U.S.	9%	6%	7%
Canada	7%	5%	4%
Other International	11%	6%	7%
Total Company	9%	6%	7%
_______________
(1)Excluding the impact of the revenue recognition standard for the year ended September 1, 2019.
Net Sales
Net sales increased $13,869 or 9% during 2020, primarily due to an 8% increase in comparable sales and sales at new warehouses opened in 2019 and 2020. During the second half of 2020, we experienced a significant sales shift from certain of our ancillary and other businesses to our core merchandise categories, primarily food and sundries and fresh foods, as a result of COVID-19. This shift was largely driven by price deflation and lower volume in our gasoline business; temporary closures of most of our optical, hearing aid and photo departments; limited service in our food courts; and minimal demand in our travel business.
Changes in gasoline prices negatively impacted net sales by $1,504, or 101 basis points, compared to 2019, due to a 10% decrease in the average price per gallon. The volume of gasoline sold decreased approximately 4%, negatively impacting net sales by $699, or 47 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $663, or 44 basis points, compared to 2019, attributable to our Canadian and Other International Operations.
Comparable Sales
Comparable sales increased 8% during 2020 and were positively impacted by increases in average ticket. While traffic increased slightly in 2020, it decreased in the second half of the year due to capacity restrictions and regulations related to COVID-19. There was an increase of 50% in e-commerce comparable sales in 2020, with an increase of 80% in the second half of the year.

Membership Fees

	2020	2019	2018
Membership fees	$3,541	$3,352	$3,142
Membership fees increase	6%	7%	10%
Membership fees as a percentage of net sales	2.17%	2.24%	2.27%
The increase in membership fees was primarily due to membership sign-ups at existing and new warehouses. At the end of 2020, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.
Gross Margin

	2020	2019	2018
Net sales	$163,220	$149,351	$138,434
Less merchandise costs	144,939	132,886	123,152
Gross margin	$18,281	$16,465	$15,282
Gross margin percentage	11.20%	11.02%	11.04%
The gross margin of our core merchandise categories (food and sundries, hardlines, softlines and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 16 basis points, primarily due to increases in fresh foods and softlines, partially offset by a decrease in hardlines. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses. Fresh foods gross margin increased as a result of efficiencies from increased sales, partially offset by operating losses from our poultry complex.
Total gross margin percentage increased 18 basis points compared to 2019. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.10%, an increase of eight basis points. This increase was primarily due to a 32 basis point increase in our core merchandise categories, predominantly fresh foods and food and sundries, partially offset by a decrease in softlines and hardlines. This increase was also positively impacted by our co-branded credit card program, which included an adjustment in 2019 to our estimate of breakage on rewards earned. These increases were partially offset by a decrease of 14 basis points in our warehouse ancillary and other businesses, predominantly certain ancillary businesses that were negatively impacted by COVID-19 related closures or restrictions. However, certain of our ancillary and other businesses, such as tire shop, gasoline and e-commerce businesses, did improve. Gross margin was also negatively impacted by incremental wage and sanitation costs related to COVID-19 of six basis points, a reserve for certain inventory of three basis points, and increased spending by members under the Executive Membership 2% reward program of one basis point. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $68 in 2020.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), was impacted by increases in fresh foods and food and sundries and decreases in softlines and hardlines in each of our U.S., Canadian, and Other International segments. Each of our segments were also negatively impacted by the incremental wage and sanitation costs as a result of COVID-19. The segment gross margin percentage increased in our U.S. operations, predominantly in our core merchandise categories which includes the impact from our co-branded credit card program, as discussed above, partially offset by certain ancillary businesses that were negatively impacted by COVID-19 related closures or restrictions. Our Canadian segment gross margin percentage decreased primarily due to certain of our warehouse ancillary and other businesses that were negatively impacted by COVID-19 related closures or restrictions. The segment gross margin percentage increased in our Other International operations primarily due to core merchandise categories, as discussed above, and was also positively impacted by certain warehouse ancillary and other businesses, predominantly e-commerce. These increases were partially offset by increased spending by members under the Executive Membership 2% reward program.
Selling, General and Administrative Expenses

	2020	2019	2018
SG&A expenses	$16,332	$14,994	$13,876
SG&A expenses as a percentage of net sales	10.01%	10.04%	10.02%
SG&A expenses as a percentage of net sales decreased three basis points compared to 2019. SG&A expenses as a percentage of net sales, excluding the impact of gasoline price deflation, was 9.91%, a decrease of 13 basis points. SG&A expenses were negatively impacted by approximately $456, or 28 basis points, due to incremental wage and sanitation costs as a result of COVID-19, and approximately $24 or one basis point due to costs associated with the acquisition of Innovel (see Note 2 to the consolidated financial statements). Operating costs related to warehouse operations and other businesses, which include e-commerce and travel, were lower by 26 basis points, primarily due to leveraging increased sales. SG&A expenses were also benefited by 13 basis points related to a product tax assessment charge in 2019 which was partially reversed in 2020. Stock compensation was lower by two basis points, and central operating costs were lower by one basis point. Our Canadian segment SG&A percentage was higher compared to 2019 due primarily to the incremental wage and sanitation costs related to COVID as outlined above. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $58.
Preopening

	2020	2019	2018
Preopening expenses	$55	$86	$68
Warehouse openings, including relocations
United States	9	18	17
Canada	4	3	3
Other International	3	4	5
Total warehouse openings, including relocations	16	25	25
Preopening expenses include costs for startup operations related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse and facility openings, the timing of the opening relative to our year-end, whether a warehouse is owned or leased, and whether openings are in an existing, new, or international market. In 2020, operations commenced at our new poultry processing plant, and in 2019, we opened our first warehouse in China.
Interest Expense

	2020	2019	2018
Interest expense	$160	$150	$159
Interest expense primarily relates to Senior Notes. In December 2019 and February 2020, we repaid $1,200 and $500 in total outstanding principal of the 1.700% and 1.750% Senior Notes, respectively. In

April 2020, we issued $4,000 in aggregate principal amount of long-term debt consisting of $1,250 of 1.375% Senior Notes due June 2027; $1,750 of 1.600% Senior Notes due April 2030; and $1,000 of 1.750% Senior Notes due April 2032. A portion of the proceeds was used to repay, prior to maturity, $1,000 and $500 of the 2.150% and 2.250% Senior Notes. For more information on our debt arrangements refer to Note 5 to the consolidated financial statements.
Interest Income and Other, Net

	2020	2019	2018
Interest income	$89	$126	$75
Foreign-currency transaction gains, net	7	27	23
Other, net	(4)	25	23
Interest income and other, net	$92	$178	$121
The decrease in interest income in 2020 was primarily due to lower interest rates in the U.S. and Canada, partially offset by higher average cash and investment balances. Foreign-currency transaction gains, net include the revaluation and settlement of monetary assets and liabilities and mark-to-market adjustments for forward foreign-exchange contracts by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements. Other, net was impacted by a $36 charge related to the repayment of certain Senior Notes, as discussed above and in Note 5.
Provision for Income Taxes

	2020	2019	2018
Provision for income taxes	$1,308	$1,061	$1,263
Effective tax rate	24.4%	22.3%	28.4%
The effective tax rate for 2020 included discrete net tax benefits of $81, including a benefit of $77 due to excess tax benefits from stock compensation. Excluding these benefits, the tax rate was 25.9% for 2020.
The effective tax rate for 2019 included discrete net tax benefits of $221, including a benefit of $59 due to excess tax benefits from stock compensation. This also included a tax benefit of $105 related to U.S. taxation of deemed foreign dividends, offset by losses of foreign tax credits, which impacted the effective tax rate. Excluding these benefits, the tax rate was 26.9% for 2019.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2020	2019	2018
Net cash provided by operating activities	$8,861	$6,356	$5,774
Net cash used in investing activities	(3,891)	(2,865)	(2,947)
Net cash used in financing activities	(1,147)	(1,147)	(1,281)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $13,305 and $9,444 at the end of 2020 and 2019, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,636 and $1,434 at the end of 2020 and 2019, respectively. These receivables generally settle within four days. Cash and cash equivalents were positively impacted by a change in exchange rates of $70 in 2020, and negatively impacted by $15 and $37 in 2019 and 2018, respectively.

Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements. We no longer consider earnings after 2017 of our non-U.S. consolidated subsidiaries to be indefinitely reinvested.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $8,861 in 2020, compared to $6,356 in 2019. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to our merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, payment terms with our suppliers, and the amount of payables paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $3,891 in 2020, compared to $2,865 in 2019, and primarily related to capital expenditures. In 2020, we acquired Innovel and a minority interest in Navitus. For more information see Notes 1 and 2 to the consolidated financial statements. Net cash flows from investing activities also includes maturities and purchases of short-term investments.
Capital Expenditures
Our primary requirement for capital is acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In 2020, we spent $2,810 on capital expenditures, and it is our current intention to spend approximately $3,000 to $3,200 during fiscal 2021. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 16 new warehouses, including three relocations, in 2020, and plan to open approximately 23 additional new warehouses, including three relocations, in 2021. We have experienced delays in real estate and construction activities due to COVID-19. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs or based on the current economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,147 in both 2020 and 2019. In April 2020, we issued $4,000 in aggregate principal amount of Senior Notes as follows: $1,250 of 1.375% due June 2027; $1,750 of 1.600% due April 2030; and $1,000 of 1.750% due April 2032. A portion of the proceeds was used to repay, prior to maturity, the outstanding $1,000 and $500 principal balances on the 2.150% and 2.250% Senior Notes, respectively, at a redemption price plus accrued interest as specified in the Notes' agreements. The remaining funds are intended for general corporate purposes.
Financing activities also included $1,200 and $500 repayment of our 1.700% and 1.750% Senior Notes, respectively, payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock.
Stock Repurchase Programs
During 2020 and 2019, we repurchased 643,000 and 1,097,000 shares of common stock, at average prices of $308.45 and $225.16, respectively, totaling approximately $198 and $247, respectively. These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington

Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,745 at the end of 2020.
Dividends
Cash dividends declared in 2020 totaled $2.70 per share, as compared to $2.44 per share in 2019. Dividends totaling $1,479 were paid during 2020, of which $286 related to the dividend declared in August 2019. In April 2020, the Board of Directors increased our quarterly cash dividend from $0.65 to $0.70 per share. In July 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.70 per share, which was paid on August 14, 2020.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 30, 2020, we had borrowing capacity under these facilities of $967. Our international operations maintain $500 of the total borrowing capacity under bank credit facilities, of which $204 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of 2020 and 2019.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $183. The outstanding commitments under these facilities at the end of 2020 totaled $166, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Contractual Obligations
At August 30, 2020, our commitments to make future payments under contractual obligations were as follows:

	Payments Due by Fiscal Year
Contractual obligations	2021	2022 to 2023	2024 to 2025	2026 and thereafter	Total
Purchase obligations(1)	$12,575	$9	$—	$—	$12,584
Long-term debt(2)	241	1,163	1,475	5,776	8,655
Operating leases (3) (4)	273	499	388	2,410	3,570
Construction and land obligations	979	35	—	—	1,014
Finance lease obligations(4)	61	128	197	742	1,128
Purchase obligations (equipment, services and other)(5)	674	205	72	187	1,138
Other(6)	60	36	28	108	232
Total	$14,863	$2,075	$2,160	$9,223	$28,321
_______________
(1)Includes open purchase orders primarily related to merchandise and supplies.
(2)Includes contractual interest payments and excludes deferred issuance costs.
(3)Operating lease payments have not been reduced by future sublease income of $101.
(4)Includes amounts representing interest.
(5)Excludes certain services negotiated at the individual warehouse or regional level that are not significant and generally contain clauses allowing for cancellation without significant penalty.
(6)Includes asset retirement obligations and deferred compensation obligations. The amount excludes $25 of non-current unrecognized tax contingencies and $48 of other obligations due to uncertainty regarding the timing of future cash payments.

Off-Balance Sheet Arrangements
In the opinion of management, we have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or financial statements.
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
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained in certain instances to seek to limit exposures arising from very large losses. We use different risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated by using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims over time. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have not been material.
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
A 100 basis point change in interest rates as of the end of 2020 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2020, long-term debt with fixed interest rates was $7,657. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 5 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 4 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 30, 2020, would have decreased the fair value of the contracts by $111 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy, particularly electricity and natural gas, and other commodities used in retail and manufacturing operations, which we seek to partially mitigate through fixed-price contracts for certain of our warehouses and other facilities, predominantly in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to some of the fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases and normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of August 30, 2020 and September 1, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 30, 2020, September 1, 2019 and September 2, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2020 and September 1, 2019, and the results of its operations and its cash flows for the 52-week periods ended August 30, 2020, September 1, 2019 and September 2, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of September 2, 2019 due to the adoption of Accounting Standards Update 2016-02 – Leases (ASC 842).

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates its self-insurance liabilities by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated insurance/self-insurance liabilities as of August 30, 2020 were $1,188 million, a portion of which related to workers’ compensation and general liability self-insurance liabilities for the United States and Canadian operations.

We identified the evaluation of the Company’s workers’ compensation and general liability self-insurance liabilities for the United States and Canadian operations as a critical audit matter because of the extent of specialized skill and knowledge needed to evaluate the Company’s actuarial models and the judgments required to assess the underlying assumptions made by the Company. Specifically, subjective auditor judgment was required to evaluate certain assumptions underlying the Company’s actuarial estimates, including reporting and payment patterns used in the projections of the ultimate loss; loss and exposure trends; the selected loss rates and initial expected losses used in the Paid and Incurred Bornhuetter-Ferguson methods; and the selection of the ultimate loss derived from the various methods.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested operating effectiveness of certain internal controls over the Company’s self-insurance process. This included controls related to the development and selection of the assumptions listed above used in the actuarial calculation and review of the actuarial report. We involved actuarial professionals with specialized skills and knowledge who assisted in:

•Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards
•Evaluating the Company’s ability to estimate self-insurance liabilities by comparing its historical estimate with actual incurred losses and paid losses
•Evaluating the above listed assumptions underlying the Company’s actuarial estimates by developing an independent expectation of the self-insurance liabilities and comparing them to the amounts recorded by the Company

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Seattle, Washington
October 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 30, 2020 and September 1, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 30, 2020, September 1, 2019 and September 2, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated October 6, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Seattle, Washington
October 6, 2020

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 30, 2020	September 1, 2019	September 2, 2018
REVENUE
Net sales	$163,220	$149,351	$138,434
Membership fees	3,541	3,352	3,142
Total revenue	166,761	152,703	141,576
OPERATING EXPENSES
Merchandise costs	144,939	132,886	123,152
Selling, general and administrative	16,332	14,994	13,876
Preopening expenses	55	86	68
Operating income	5,435	4,737	4,480
OTHER INCOME (EXPENSE)
Interest expense	(160)	(150)	(159)
Interest income and other, net	92	178	121
INCOME BEFORE INCOME TAXES	5,367	4,765	4,442
Provision for income taxes	1,308	1,061	1,263
Net income including noncontrolling interests	4,059	3,704	3,179
Net income attributable to noncontrolling interests	(57)	(45)	(45)
NET INCOME ATTRIBUTABLE TO COSTCO	$4,002	$3,659	$3,134
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$9.05	$8.32	$7.15
Diluted	$9.02	$8.26	$7.09
Shares used in calculation (000’s)
Basic	442,297	439,755	438,515
Diluted	443,901	442,923	441,834

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 30, 2020	September 1, 2019	September 2, 2018
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$4,059	$3,704	$3,179
Foreign-currency translation adjustment and other, net	162	(245)	(192)
Comprehensive income	4,221	3,459	2,987
Less: Comprehensive income attributable to noncontrolling interests	80	37	38
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$4,141	$3,422	$2,949

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 30, 2020	September 1, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,277	$8,384
Short-term investments	1,028	1,060
Receivables, net	1,550	1,535
Merchandise inventories	12,242	11,395
Other current assets	1,023	1,111
Total current assets	28,120	23,485
OTHER ASSETS
Property and equipment, net	21,807	20,890
Operating lease right-of-use assets	2,788	—
Other long-term assets	2,841	1,025
TOTAL ASSETS	$55,556	$45,400
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$14,172	$11,679
Accrued salaries and benefits	3,605	3,176
Accrued member rewards	1,393	1,180
Deferred membership fees	1,851	1,711
Current portion of long-term debt	95	1,699
Other current liabilities	3,728	3,792
Total current liabilities	24,844	23,237
OTHER LIABILITIES
Long-term debt, excluding current portion	7,514	5,124
Long-term operating lease liabilities	2,558	—
Other long-term liabilities	1,935	1,455
TOTAL LIABILITIES	36,851	29,816
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 441,255,000 and 439,625,000 shares issued and outstanding	4	4
Additional paid-in capital	6,698	6,417
Accumulated other comprehensive loss	(1,297)	(1,436)
Retained earnings	12,879	10,258
Total Costco stockholders’ equity	18,284	15,243
Noncontrolling interests	421	341
Total equity	18,705	15,584
TOTAL LIABILITIES AND EQUITY	$55,556	$45,400
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 3, 2017	437,204	$4	$5,800	$(1,014)	$5,988	$10,778	$301	$11,079
Net income	—	—	—	—	3,134	3,134	45	3,179
Foreign-currency translation adjustment and other, net	—	—	—	(185)	—	(185)	(7)	(192)
Stock-based compensation	—	—	547	—	—	547	—	547
Release of vested restricted stock units (RSUs), including tax effects	2,741	—	(217)	—	—	(217)	—	(217)
Repurchases of common stock	(1,756)	—	(26)	—	(296)	(322)	—	(322)
Cash dividends declared and other	—	—	3	—	(939)	(936)	(35)	(971)
BALANCE AT SEPTEMBER 2, 2018	438,189	4	6,107	(1,199)	7,887	12,799	304	13,103
Net income	—	—	—	—	3,659	3,659	45	3,704
Foreign-currency translation adjustment and other, net	—	—	—	(237)	—	(237)	(8)	(245)
Stock-based compensation	—	—	598	—	—	598	—	598
Release of vested RSUs, including tax effects	2,533	—	(272)	—	—	(272)	—	(272)
Repurchases of common stock	(1,097)	—	(16)	—	(231)	(247)	—	(247)
Cash dividends declared and other	—	—	—	—	(1,057)	(1,057)	—	(1,057)
BALANCE AT SEPTEMBER 1, 2019	439,625	4	6,417	(1,436)	10,258	15,243	341	15,584
Net income	—	—	—	—	4,002	4,002	57	4,059
Foreign-currency translation adjustment and other, net	—	—	—	139	—	139	23	162
Stock-based compensation	—	—	621	—	—	621	—	621
Release of vested RSUs, including tax effects	2,273	—	(330)	—	—	(330)	—	(330)
Repurchases of common stock	(643)	—	(10)	—	(188)	(198)	—	(198)
Cash dividends declared	—	—	—	—	(1,193)	(1,193)	—	(1,193)
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 30, 2020	September 1, 2019	September 2, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$4,059	$3,704	$3,179
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,645	1,492	1,437
Non-cash lease expense	194	—	—
Stock-based compensation	619	595	544
Other non-cash operating activities, net	42	9	(6)
Deferred income taxes	104	147	(49)
Changes in operating assets and liabilities:
Merchandise inventories	(791)	(536)	(1,313)
Accounts payable	2,261	322	1,561
Other operating assets and liabilities, net	728	623	421
Net cash provided by operating activities	8,861	6,356	5,774
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,626)	(1,094)	(1,060)
Maturities and sales of short-term investments	1,678	1,231	1,078
Additions to property and equipment	(2,810)	(2,998)	(2,969)
Acquisitions	(1,163)	—	—
Other investing activities, net	30	(4)	4
Net cash used in investing activities	(3,891)	(2,865)	(2,947)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	137	210	80
Proceeds from issuance of long-term debt	3,992	298	—
Repayments of long-term debt	(3,200)	(89)	(86)
Tax withholdings on stock-based awards	(330)	(272)	(217)
Repurchases of common stock	(196)	(247)	(328)
Cash dividend payments	(1,479)	(1,038)	(689)
Other financing activities, net	(71)	(9)	(41)
Net cash used in financing activities	(1,147)	(1,147)	(1,281)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	70	(15)	(37)
Net change in cash and cash equivalents	3,893	2,329	1,509
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	8,384	6,055	4,546
CASH AND CASH EQUIVALENTS END OF YEAR	$12,277	$8,384	$6,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$124	$141	$143
Income taxes, net	$1,052	$1,187	$1,204
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$286	$250
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 30, 2020, Costco operated 795 warehouses worldwide: 552 in the United States (U.S.) located in 45 states, Washington, D.C., and Puerto Rico, 101 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 27 in Japan, 16 in Korea, 13 in Taiwan, 12 in Australia, three in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. In February 2020, the Company acquired a 35% interest in Navitus Health Solutions, a pharmacy benefit manager. This investment is included in other long-term assets and is accounted for using the equity-method with earnings/losses recorded in other income in the consolidated statement of income. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2020, 2019, and 2018 relate to the 52-week fiscal years ended August 30, 2020, September 1, 2019, and September 2, 2018, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (COVID-19) and related public and private sector policies and initiatives. Actual results could differ from those estimates and assumptions.
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $1,636 and $1,434 at the end of 2020 and 2019, respectively.

The Company provides for the daily replenishment of major bank accounts as payments are presented. Included in accounts payable at the end of 2020 and 2019 are $810 and $673, respectively, representing the excess of outstanding payments over cash on deposit at the banks on which the payments were drawn.
Short-Term Investments
Short-term investments generally consist of debt securities (U.S. Government and Agency Notes), with maturities at the date of purchase of three months to five years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest income and other, net in the consolidated statements of income. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the loss in interest income and other, net in the consolidated statements of income.
Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable, approximate fair value due to their short-term nature or variable interest rates. See Notes 3, 4, and 5 for the carrying value and fair value of the Company’s investments, derivative instruments, and fixed-rate debt, respectively.
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
Receivables, Net
Receivables consist primarily of vendor, reinsurance, credit card incentive, third-party pharmacy and other receivables. Vendor receivables include discounts and volume rebates. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Credit card incentive receivables primarily represent amounts earned under the co-branded credit card arrangement in the U.S. Third-party pharmacy receivables generally relate to amounts due from members’ insurers. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
Receivables are recorded net of an allowance for doubtful accounts. The allowance is based on historical experience and application of the specific identification method. Write-offs of receivables were immaterial in 2020, 2019, and 2018.
Merchandise Inventories
Merchandise inventories consist of the following:

	2020	2019
United States	$8,871	$8,415
Canada	1,310	1,123
Other International	2,061	1,857
Merchandise inventories	$12,242	$11,395
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. As of August 30, 2020, and September 1, 2019, U.S. merchandise inventories valued at LIFO approximated first-in, first-out (FIFO) after considering the lower of cost or market principle. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the FIFO basis.
The Company provides for estimated inventory losses between physical inventory counts using estimates based on experience. The provision is adjusted periodically to reflect physical inventory counts, which generally occur in the second and fourth fiscal quarters. Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided that they are probable and reasonably estimable.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation and amortization expense is computed primarily using the straight-line method over estimated useful lives. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably certain at the date the leasehold improvements are made.
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. During development, these costs are included in construction in progress. When the assets are ready for their intended use, these costs are included in equipment and fixtures and amortized on a straight-line basis over their estimated useful lives.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2020 and 2019 were immaterial. The following table summarizes the Company's property and equipment balances at the end of 2020 and 2019:

	Estimated Useful Lives	2020	2019
Land	N/A	$6,696	$6,417
Buildings and improvements	5-50 years	17,982	17,136
Equipment and fixtures	3-20 years	8,749	7,801
Construction in progress	N/A	1,276	1,272
		34,703	32,626
Accumulated depreciation and amortization		(12,896)	(11,736)
Property and equipment, net		$21,807	$20,890
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2020, 2019 or 2018.
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
The Company determines at inception whether a contract is or contains a lease. The Company initially records right-of-use (ROU) assets and lease obligations for its finance and operating leases based on the discounted future minimum lease payments over the term. As the rate implicit in the Company's leases is not easily determinable, the present value of the sum of the lease payments is calculated using the Company's incremental borrowing rate. The rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates from financial institutions to derive the incremental borrowing rate. The lease term is defined as the noncancelable period of the lease plus any options to extend when it is reasonably certain that the Company will exercise the option. Impairment of ROU assets is evaluated in a similar manner as described in Property and Equipment, Net above.
The Company's asset retirement obligations (ARO) primarily relate to leasehold improvements that at the end of a lease must be removed. These obligations are generally recorded as a discounted liability, with an offsetting asset at the inception of the lease term based upon the estimated fair value of the costs to remove the improvements. These liabilities are accreted over time to the projected future value of the obligation. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases are included in other liabilities in the accompanying consolidated balance sheet.
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results.
Goodwill is included in other long-term assets in the consolidated balance sheets. The following table summarizes goodwill by reportable segment:

	United States Operations	Canadian Operations	Other International Operations	Total
Balance at September 1, 2019	$13	$27	$13	$53
Changes in currency translation	—	—	1	1
Acquisition	934	—	—	934
Balance at August 30, 2020	$947	$27	$14	$988
Definite-lived intangible assets, which are not material, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

Insurance/Self-insurance Liabilities
Claims for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained in certain instances to limit exposures arising from very large losses. It uses different risk management mechanisms, including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2020 and 2019, these insurance liabilities were $1,188 and $1,222 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
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
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. The aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial at the end of 2020 and 2019. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,036 and $704 at the end of 2020 and 2019, respectively. See Note 4 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2020 and 2019.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2020, 2019 and 2018.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial in 2020, 2019, and 2018.
Revenue Recognition
The Company adopted Accounting Standards Update (ASU) 2014-09 in 2019, which provided for changes in the recognition of revenue from contracts with customers. The Company recognizes sales for the amount of consideration collected from the member, which includes gross shipping fees where applicable, and is net of sales taxes collected and remitted to government agencies and member returns. The Company reserves for estimated returns based on historical trends in merchandise returns and reduces sales and merchandise costs accordingly. The Company records, on a gross basis, a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the consolidated balance sheets.
The Company offers merchandise in the following core merchandise categories: food and sundries, hardlines, softlines, and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is generally recognized upon shipment to the member. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs and included in merchandise costs in the consolidated statements of income. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the consolidated balance sheets.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2020 and 2019 were $1,851 and $1,711, respectively.
In most countries, the Company's Executive members qualify for a 2% reward on qualified purchases (up to a maximum of approximately $1,000 per year), which does not expire and can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2020, 2019 and 2018, the net reduction in sales was $1,707, $1,537, and $1,394 respectively.

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
Merchandise Costs
Merchandise costs consist of the purchase price or manufacturing costs of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot, fulfillment and manufacturing operations, including freight from depots to selling warehouses, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities in fresh foods and certain ancillary departments.
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
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans that are not material. Amounts expensed under all plans were $676, $614, and $578 for 2020, 2019, and 2018, respectively, and are predominantly included in selling, general and administrative expenses in the consolidated statements of income.
Stock-Based Compensation
RSUs granted to employees generally vest over five years and allow for quarterly vesting of the pro-rata number of stock-based awards that would vest on the next anniversary of the grant date in the event of retirement or voluntary termination. Actual forfeitures are recognized as they occur.

Compensation expense for stock-based awards is predominantly recognized using the straight-line method over the requisite service period for the entire award. Awards for employees and non-employee directors provide for accelerated vesting based on cumulative years of service with the Company. Compensation expense for the accelerated shares is recognized upon achievement of the long-service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.
Stock-based compensation expense is predominantly included in selling, general and administrative expenses in the consolidated statements of income. Certain stock-based compensation costs are capitalized or included in the cost of merchandise. See Note 8 for additional information on the Company’s stock-based compensation plans.
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
Stock Repurchase Programs
Repurchased shares of common stock are retired, in accordance with the Washington Business Corporation Act. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted by allocation to additional paid-in capital and retained earnings. The amount allocated to additional paid-in capital is the current value of additional paid-in capital per share outstanding and is applied to the number of shares repurchased. Any remaining amount is allocated to retained earnings. See Note 7 for additional information.

Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 - Leases (ASC 842), which required recognition on the balance sheet for the rights and obligations created by leases with terms greater than 12 months. The Company adopted ASC 842, using the modified retrospective transition method and used September 2, 2019, as the date of initial application. Consequently, the comparative periods presented continue to be in accordance with ASC 840, Leases, previously in effect.
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
Adoption of the new standard resulted in an initial increase to assets and liabilities of $2,632, related to recognition of operating lease right-of-use assets and operating lease obligations as of September 2, 2019. Other impacts in the Company's consolidated balance sheet were not material. The standard did not materially impact the consolidated statements of income and cash flows. For more information on the Company's lease arrangements refer to Note 6.
Note 2—Acquisition of Innovel
On March 17, 2020, the Company acquired Innovel Solutions for $998, using existing cash and cash equivalents. Cash paid excludes the final settlement of certain holdbacks and provisional amounts, discussed below. As part of the acquisition, in the fourth quarter of 2020, a payment of $25 was made relating to certain holdbacks. Innovel provides final-mile delivery, installation and white-glove capabilities for big and bulky products across the United States and Puerto Rico. Its financial results have been included in the Company's consolidated financial statements from the date of acquisition. Innovel's results of operations were not material to the Company's consolidated results during 2020. Pro forma results are thus not considered meaningful.
As of August 30, 2020, the initial accounting for the acquisition was incomplete, pending determination of the final purchase price, working capital adjustments, the fair value of operating lease right-of-use assets, operating lease liabilities, and other assumed obligations. The net purchase price of $998 was allocated to tangible and intangible assets of $283 and liabilities assumed of $219, based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $934 was recorded as goodwill. Goodwill represents the acquisition's benefits to the Company, which include the ability to serve more members and improve delivery times, enabling growth in certain segments of our U.S. e-commerce operations. The Company assigned this goodwill, which is deductible for tax purposes, to reporting units within the U.S. segment. The changes to the purchase price allocation originally recorded in the third quarter of 2020 were not material. As additional information becomes available, the provisional fair value estimates will be refined.

Note 3—Investments
The Company’s investments were as follows:

2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$436	$12	$448
Held-to-maturity:
Certificates of deposit	580	—	580
Total short-term investments	$1,016	$12	$1,028

2019:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$716	$6	$722
Held-to-maturity:
Certificates of deposit	338	—	338
Total short-term investments	$1,054	$6	$1,060
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended August 30, 2020, and September 1, 2019. At the end of 2020, there were no available-for-sale securities in a continuous unrealized-loss position. At the end of 2019, available-for-sale securities that were in a continuous unrealized-loss position were not material. There were no sales of available-for-sale securities during 2020 or 2019.
The maturities of available-for-sale and held-to-maturity securities at the end of 2020 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$172	$173	$580
Due after one year through five years	264	275	—
Total	$436	$448	$580

Note 4—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

	Level 2
	2020	2019
Investment in government and agency securities(1)	$508	$766
Forward foreign-exchange contracts, in asset position(2)	1	15
Forward foreign-exchange contracts, in (liability) position(2)	(21)	(4)
Total	$488	$777

____________
(1)At August 30, 2020, $60 cash and cash equivalents and $448 short-term investments are included in the accompanying consolidated balance sheets. At September 1, 2019, $44 cash and cash equivalents and $722 short-term investments are included in the consolidated balance sheets.
(2)The asset and the liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
At August 30, 2020, and September 1, 2019, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2020 or 2019.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during 2020 or 2019.
Note 5—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $967 and $865, in 2020 and 2019, respectively. Borrowings on these short-term facilities were immaterial during 2020 and 2019, and there were no outstanding borrowings at the end of 2020 and 2019.
Long-Term Debt
The Company's long-term debt consists primarily of Senior Notes, described below. The Company at its option may redeem the Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, upon certain events, the holder has the right to require the Company to purchase this security at a price of 101% of the principal amount plus accrued and unpaid interest to the date of the event. Interest on all outstanding long-term debt is payable semi-annually. The estimated fair value of Senior Notes is valued using Level 2 inputs.

In April 2020, the Company issued $4,000 in aggregate principal amount of Senior Notes as follows: $1,250 of 1.375% due June 2027; $1,750 of 1.600% due April 2030; and $1,000 of 1.750% due April 2032. In May 2020, a portion of the proceeds from the issuance were used to repay, prior to maturity, the outstanding $1,000 and $500 principal balances and interest on the 2.150% and 2.250% Senior Notes, respectively. The early redemption resulted in a $36 charge which was recorded in interest income and other, net in 2020. The remaining funds are intended for general corporate purposes.
In December 2019, the Company paid the outstanding $1,200 principal balance and interest on the 1.700% Senior Notes, with existing sources of cash and cash equivalents and short-term investments. In February 2020, the Company paid the outstanding $500 principal balance and interest on the 1.750% Senior Notes, with existing sources of cash and cash equivalents and short-term investments.
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary, valued using Level 3 inputs. In August 2019, the Company's Japanese subsidiary issued approximately $200 and $100 of Guaranteed Senior Notes at fixed interest rates of 0.28% and 0.42%, respectively. Interest is payable semi-annually, and principal is due in August 2029 and August 2034, respectively.
At the end of 2020 and 2019, the fair value of the Company's long-term debt, including the current portion, was approximately $7,987 and $6,997, respectively. The carrying value of long-term debt consisted of the following:

	2020	2019
1.700% Senior Notes due December 2019	$—	$1,200
1.750% Senior Notes due February 2020	—	500
2.150% Senior Notes due May 2021	—	1,000
2.250% Senior Notes due February 2022	—	500
2.300% Senior Notes due May 2022	800	800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	—
1.600% Senior Notes due April 2030	1,750	—
1.750% Senior Notes due April 2032	1,000	—
Other long-term debt	857	852
Total long-term debt	7,657	6,852
Less unamortized debt discounts and issuance costs	48	29
Less current portion(1)	95	1,699
Long-term debt, excluding current portion	$7,514	$5,124
_______________
(1)Net of unamortized debt discounts and issuance costs.
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2021	$95
2022	800
2023	95
2024	1,114
2025	142
Thereafter	5,411
Total	$7,657

Note 6—Leases
The tables below present information regarding the Company's lease assets and liabilities.

2020
Assets
Operating lease right-of-use assets	$2,788
Finance lease assets(1)	592
Total lease assets	$3,380
Liabilities
Current
Operating lease liabilities(2)	$231
Finance lease liabilities(2)	31
Long-term
Operating lease liabilities	2,558
Finance lease liabilities(3)	657
Total lease liabilities	$3,477
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

2020
Weighted-average remaining lease term (years)
Operating leases	21
Finance leases	20
Weighted-average discount rate
Operating leases	2.23%
Finance leases	6.34%
The components of lease expense, excluding short-term lease costs and sublease income (which were not material), were as follows:

2020
Operating lease costs(1)	$252
Finance lease costs:
Amortization of lease assets(1)	31
Interest on lease liabilities(2)	33
Variable lease costs(3)	87
Total lease costs	$403
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense in the consolidated statements of income.
(3)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income. Amount excludes property taxes, which were immaterial.

Supplemental cash flow information related to leases was as follows:

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$258
Operating cash flows — finance leases	33
Financing cash flows — finance leases	49
Leased assets obtained in exchange for operating lease liabilities	354
Leased assets obtained in exchange for finance lease liabilities	317
As of August 30, 2020, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2021	$273	$61
2022	253	62
2023	246	66
2024	212	63
2025	176	134
Thereafter	2,410	742
Total(2)	3,570	1,128
Less amount representing interest	781	440
Present value of lease liabilities	$2,789	$688
 _______________
(1)Operating lease payments have not been reduced by future sublease income of $101.
(2)Excludes $280 of lease payments for leases that have been signed but not commenced.
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

Note 7—Stockholders’ Equity
Dividends
Cash dividends declared in 2020 totaled $2.70 per share, as compared to $2.44 per share in 2019. The Company's current quarterly dividend rate is $0.70 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. As of the end of 2020, the remaining amount available under the approved plan was $3,745. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2020	643	$308.45	$198
2019	1,097	225.16	247
2018	1,756	183.13	322
These amounts may differ from repurchases of common stock in the consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 8—Stock-Based Compensation Plans
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
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares. At the end of 2020, 13,624,000 shares were available to be granted as RSUs under the 2019 Incentive Plan.

The following awards were outstanding at the end of 2020:
•5,021,000 time-based RSUs that vest upon continued employment over specified periods of time;
•153,000 performance-based RSUs, of which 123,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2020. This determination occurred in September 2020, at which time at least 33% of the units vested, as a result of the long service of all executive officers. The remaining awards vest upon continued employment over specified periods of time.
The following table summarizes RSU transactions during 2020:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2019	6,496	$167.55
Granted	2,252	294.08
Vested and delivered	(3,374)	188.92
Forfeited	(200)	197.45
Outstanding at the end of 2020	5,174	$207.55
The weighted-average grant date fair value of RSUs granted was $294.08, $224.00, and $156.19 in 2020, 2019, and 2018, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2020 was $697 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2020 were approximately 1,733,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2020	2019	2018
Stock-based compensation expense	$619	$595	$544
Less recognized income tax benefit	128	128	116
Stock-based compensation expense, net	$491	$467	$428

Note 9— Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2020	2019	2018
Domestic	$4,204	$3,591	$3,182
Foreign	1,163	1,174	1,260
Total	$5,367	$4,765	$4,442

The provisions for income taxes are as follows:

	2020	2019	2018
Federal:
Current	$616	$328	$636
Deferred	77	222	(35)
Total federal	693	550	601
State:
Current	230	178	190
Deferred	8	26	22
Total state	238	204	212
Foreign:
Current	372	405	487
Deferred	5	(98)	(37)
Total foreign	377	307	450
Total provision for income taxes	$1,308	$1,061	$1,263
Except for certain provisions, the Tax Cuts and Jobs Act (2017 Tax Act) is effective for tax years beginning on or after January 1, 2018. The Company is a fiscal-year taxpayer, so most provisions became effective for fiscal 2019, including limitations on the Company’s ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and limitations on certain business deductions. Provisions with significant impacts that were effective starting in the second quarter of fiscal 2018 and throughout fiscal 2019 included: a decrease in the U.S. federal income tax rate, remeasurement of certain net deferred tax liabilities, and a transition tax on deemed repatriation of certain foreign earnings. The decrease in the U.S. federal statutory income tax rate to 21.0% was effective for all of 2020 and 2019 and resulted in a blended rate for the Company of 25.6% for 2018.
The reconciliation between the statutory tax rate and the effective rate for 2020, 2019, and 2018 is as follows:

	2020		2019		2018
Federal taxes at statutory rate	$1,127	21.0%	$1,001	21.0%	$1,136	25.6%
State taxes, net	190	3.6	171	3.6	154	3.4
Foreign taxes, net	92	1.7	(1)	—	32	0.7
Employee stock ownership plan (ESOP)	(24)	(0.5)	(18)	(0.4)	(14)	(0.3)
2017 Tax Act	—	—	(123)	(2.6)	19	0.4
Other	(77)	(1.4)	31	0.7	(64)	(1.4)
Total	$1,308	24.4%	$1,061	22.3%	$1,263	28.4%
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

The Company recognized total net tax benefits of $81, $221 and $57 in 2020, 2019 and 2018, respectively. These amounts include a benefit of $77, $59 and $33, respectively, related to the stock-based compensation accounting standard adopted in 2018 in addition to the impacts of the 2017 Tax Act noted above.
The components of the deferred tax assets (liabilities) are as follows:

	2020	2019
Deferred tax assets:
Equity compensation	$80	$74
Deferred income/membership fees	144	180
Foreign tax credit carry forward	101	65
Operating lease liabilities	832	—
Accrued liabilities and reserves	639	566
Total deferred tax assets	1,796	885
Valuation allowance	(105)	(76)
Total net deferred tax assets	1,691	809
Deferred tax liabilities:
Property and equipment	(800)	(677)
Merchandise inventories	(228)	(187)
Operating lease right-of-use assets	(801)	—
Foreign branch deferreds	(81)	(69)
Other	(40)	(21)
Total deferred tax liabilities	$(1,950)	$(954)
Net deferred tax liabilities	$(259)	$(145)

The deferred tax accounts at the end of 2020 and 2019 include deferred income tax assets of $406 and $398, respectively, included in other long-term assets; and deferred income tax liabilities of $665 and $543, respectively, included in other long-term liabilities.
In 2020 and 2019, the Company recorded valuation allowances of $105 and $76, respectively, primarily related to foreign tax credits that the Company believes will not be realized due to limitations on the ability to claim the credits during the carry forward period. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.

The Company no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries after 2017 to be indefinitely reinvested and has recorded the estimated incremental foreign withholding (net of available foreign tax credits) on fiscal year earnings and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company continues to consider undistributed earnings of certain non-U.S. consolidated subsidiaries prior to 2018, which totaled $2,955, to be indefinitely reinvested and has not provided for withholding or state taxes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2020 and 2019 is as follows:

	2020	2019
Gross unrecognized tax benefit at beginning of year	$27	$36
Gross increases—current year tax positions	1	5
Gross increases—tax positions in prior years	8	2
Gross decreases—tax positions in prior years	(3)	—
Settlements	—	(4)
Lapse of statute of limitations	(3)	(12)
Gross unrecognized tax benefit at end of year	$30	$27
The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2020 and 2019, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is $28 and $24 at the end of 2020 and 2019, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2020 and 2019 and accrued at the end of each respective period were not material.
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
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada, and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2017. The Company is currently subject to examination in California for fiscal years 2013 to present.
Other Taxes
The Company is subject to multiple examinations for value added, sales-based, payroll, product, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. Subsequent to the end of 2019, the Company received an assessment related to a product tax audit covering multiple years. The Company recorded a charge of $123 in 2019. In the fourth quarter of 2020, the Company reached an agreement with the tax authority on this matter, resulting in a benefit of $84. Other possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.

Note 10—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000’s):

	2020	2019	2018
Net income attributable to Costco	$4,002	$3,659	$3,134
Weighted average basic shares	442,297	439,755	438,515
RSUs	1,604	3,168	3,319
Weighted average diluted shares	443,901	442,923	441,834
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
The Company is a defendant in an action under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who act as greeters in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 5:13-CV-03598; N.D. Cal.; filed July 1, 2013). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. The action has been remanded to state court.
In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310; Alameda Superior Court). The Company filed an answer denying the material allegations of the complaint. In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Dec. 6, 2018 Notice to California Labor and Workforce Development Agency). The Company filed an answer denying the material allegations of the complaint. In October 2019, the parties reached an agreement to settle the seating claims on a representative basis, which received court approval in February 2020.

In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jadan v. Costco Wholesale Corp. (Case No. 19-CV-340438; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. In October 2019, the parties reached an agreement on a class settlement, which received preliminary court approval in July 2020.
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. The remand is being appealed.
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In August 2019, Rough filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.
In June 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods, itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Martinez v. Costco Wholesale Corp. (Case No. 3:19-cv-05624; N.D. Cal.). The Company filed an answer denying the material allegations of the complaint.
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company, alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under PAGA. Kristy v. Costco Wholesale Corp. (Case No. 20CV366341; Santa Clara County Superior Court). A motion to dismiss was filed as to plaintiff's amended complaint, the case has been stayed due to the plaintiff's bankruptcy.
In July 2020, an employee filed an action under PAGA on behalf of all California non-exempt employees alleging violations of California Labor Code provisions regarding meal and rest periods, minimum wage, overtime, wage statements, reimbursement of expenses, and payment of wages at termination. Schwab v. Costco Wholesale Corporation (Case No. 37-2020-00023551-CU-OE-CTL; San Diego County Superior Court). In August 2020, the Company filed a motion to strike portions of the complaint.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. In 2019, similar actions were commenced against the Company in state court in Utah. Claims against the Company in state courts in New Jersey, Oklahoma, and Arizona have been dismissed. The Company is defending all of these matters.

The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash.; filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash.; filed Dec. 11, 2018). The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting. They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On January 30, 2019, an order was entered consolidating the actions, and a consolidated amended complaint was filed on April 16, 2019. On November 26, 2019, the court entered an order dismissing the consolidated amended complaint and granting the plaintiffs leave to file a further amended complaint. A further amended complaint was filed on March 9, which the court dismissed with prejudice on August 19, 2020. Plaintiffs filed a notice of appeal in September 2020.
Members of the Board of Directors, one other individual, and the Company are defendants in a shareholder derivative action related to the internal controls and related disclosures identified in the putative class actions, alleging that the individual defendants breached their fiduciary duties. Wedekind v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (W.D. Wash.; filed Dec. 11, 2018). The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and costs and attorneys' fees. Because the complaint is derivative in nature, it does not seek monetary damages from the Company, which is a nominal defendant. By agreement among the parties the action has been stayed pending further proceedings in the class action. Similar actions were filed in King County Superior Court on February 20, 2019, Elliott v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-04824-7), April 16, 2019, Brad Shuman, et ano. v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-10460-1), and June 12, 2019, Rahul Modi v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-15514-1). These actions have also been stayed.
On June 23, 2020, a putative class action was filed against the Company, the "Board of Directors," the "Costco Benefits Committee" and others under the Employee Retirement Income Security Act, in the United States District Court for the Eastern District of Wisconsin. Dustin S. Soulek v. Costco Wholesale, et al., Case No. 20-cv-937. The class is alleged to be beneficiaries of the Costco 401(k) plan from June 23, 2014, and the claims are that the defendants breached their fiduciary duties in the operation and oversight of the plan. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. On September 11, the defendants filed a motion to dismiss the complaint, and on September 21 the plaintiffs filed an amended complaint.
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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
2020
Total revenue	$122,142	$22,434	$22,185	$166,761
Operating income	3,633	860	942	5,435
Depreciation and amortization	1,248	155	242	1,645
Additions to property and equipment	2,060	258	492	2,810
Property and equipment, net	14,916	2,172	4,719	21,807
Total assets	38,366	5,270	11,920	55,556
2019
Total revenue	$111,751	$21,366	$19,586	$152,703
Operating income	3,063	924	750	4,737
Depreciation and amortization	1,126	143	223	1,492
Additions to property and equipment	2,186	303	509	2,998
Property and equipment, net	14,367	2,044	4,479	20,890
Total assets	32,162	4,369	8,869	45,400
2018
Total revenue	$102,286	$20,689	$18,601	$141,576
Operating income	2,787	939	754	4,480
Depreciation and amortization	1,078	135	224	1,437
Additions to property and equipment	2,046	268	655	2,969
Property and equipment, net	13,353	1,900	4,428	19,681
Total assets	28,207	4,303	8,320	40,830
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from business centers and e-commerce websites have been allocated to their respective categories:

	2020	2019	2018
Food and sundries	$68,659	$59,672	$56,073
Hardlines	27,729	24,570	22,620
Fresh foods	23,204	19,948	18,879
Softlines	17,078	16,590	15,387
Ancillary and other	26,550	28,571	25,475
Total net sales	$163,220	$149,351	$138,434

Note 13—Quarterly Financial Data (Unaudited)
The two tables that follow reflect the unaudited quarterly results of operations for 2020 and 2019.

	52 Weeks Ended August 30, 2020
	First Quarter (12 Weeks)	Second Quarter (12 Weeks)	Third Quarter (12 Weeks)	Fourth Quarter (16 Weeks)		Total (52 Weeks)
REVENUE
Net sales	$36,236	$38,256	$36,451	$52,277		$163,220
Membership fees	804	816	815	1,106		3,541
Total revenue	37,040	39,072	37,266	53,383		166,761
OPERATING EXPENSES
Merchandise costs (1)	32,233	34,056	32,249	46,401		144,939
Selling, general and administrative (2)	3,732	3,743	3,830	5,027	(3)	16,332
Preopening expenses	14	7	8	26		55
Operating income	1,061	1,266	1,179	1,929		5,435
OTHER INCOME (EXPENSE)
Interest expense	(38)	(34)	(37)	(51)		(160)
Interest income and other, net	35	45	21	(9)		92
INCOME BEFORE INCOME TAXES	1,058	1,277	1,163	1,869		5,367
Provision for income taxes	202	330	311	465		1,308
Net income including noncontrolling interests	856	947	852	1,404		4,059
Net income attributable to noncontrolling interests	(12)	(16)	(14)	(15)		(57)
NET INCOME ATTRIBUTABLE TO COSTCO	$844	$931	$838	$1,389		$4,002
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$1.91	$2.10	$1.90	$3.14		$9.05
Diluted	$1.90	$2.10	$1.89	$3.13		$9.02
Shares used in calculation (000’s)
Basic	441,818	442,021	442,322	442,843		442,297
Diluted	443,680	443,727	443,855	444,231		443,901
 _______________
(1)Includes $108 of incremental wage and sanitation costs as a result of COVID-19 of which $44 and $64 were recorded in the third and fourth quarters, respectively.
(2)Includes $456 of incremental wage and sanitation costs as a result of COVID-19 of which $239 and $217 were recorded in the third and fourth quarters, respectively.
(3)Includes a $84 benefit due to a partial reversal of an accrual for a product tax assessment in 2019.

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
 _______________
(1)Includes a $123 charge for a product tax assessment.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of August 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 30, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2020. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ W. CRAIG JELINEK
W. Craig Jelinek
President, Chief Executive Officer and Director

/s/ RICHARD A. GALANTI
Richard A. Galanti
Executive Vice President, Chief Financial Officer and Director

Item 9B—Other Information
None.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors” and “Committees of the Board” in Costco’s Proxy Statement for its 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
(a)Documents filed as part of this report are as follows:
1.Financial Statements:
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
(b)Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/16/2020	3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

3.2.1	Amendments to Sections 3.3, 3.4, and 3.6 of the Bylaws of Costco Wholesale Corporation (to be effective and first apply with respect to the Company's 2022 Annual Meeting of Shareholders)		8-K		9/16/2020

4.1
First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002 (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Current Report on the Form 8-K filed on March 25, 2002)
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.6	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
4.7	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.8	Description of Common Stock	x

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.4*	Fiscal 2020 Executive Bonus Plan		8-K		10/21/2019

10.5*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.5.1*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2018	12/20/2018

10.5.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2020, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/24/2019	12/23/2019

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.8.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.8.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.8.3**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.8.4**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

10.8.5**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/17/2019	3/13/2019

10.8.6**	Sixth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	9/1/2019	10/11/2019

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.
(c)Financial Statement Schedules—None.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 6, 2020

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 6, 2020

By	/s/ W. CRAIG JELINEK	By	/s/ HAMILTON E. JAMES
	W. Craig Jelinek President, Chief Executive Officer and Director		Hamilton E. James Chairman of the Board

By	/s/ RICHARD A. GALANTI	By	/s/ DANIEL M. HINES
	Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)		Daniel M. Hines Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	By	/s/ KENNETH D. DENMAN
	Susan L. Decker Director		Kenneth D. Denman Director

By	/s/ SALLY JEWELL	By	/s/ CHARLES T. MUNGER
	Sally Jewell Director		Charles T. Munger Director

By	/s/ JEFFREY S. RAIKES	By	/s/ JOHN W. STANTON
	Jeffrey S. Raikes Director		John W. Stanton Director

By	/s/ MARY (MAGGIE) A. WILDEROTTER
Mary (Maggie) A. Wilderotter Director