Form 10-Q
period 2020-11-22
COSTCO WHOLESALE CORP /NEW
filed 2020-12-16
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 22, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer's common stock as of December 9, 2020 was 442,955,229.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 22, 2020	November 24, 2019
REVENUE
Net sales	$42,347	$36,236
Membership fees	861	804
Total revenue	43,208	37,040
OPERATING EXPENSES
Merchandise costs	37,458	32,233
Selling, general and administrative	4,298	3,732
Preopening expenses	22	14
Operating income	1,430	1,061
OTHER INCOME (EXPENSE)
Interest expense	(39)	(38)
Interest income and other, net	29	35
INCOME BEFORE INCOME TAXES	1,420	1,058
Provision for income taxes	239	202
Net income including noncontrolling interests	1,181	856
Net income attributable to noncontrolling interests	(15)	(12)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,166	$844
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.63	$1.91
Diluted	$2.62	$1.90
Shares used in calculation (000s):
Basic	442,952	441,818
Diluted	444,386	443,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 22, 2020	November 24, 2019
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,181	$856
Foreign-currency translation adjustment and other, net	209	125
Comprehensive income	1,390	981
Less: Comprehensive income attributable to noncontrolling interests	28	22
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,362	$959

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 22, 2020	August 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,590	$12,277
Short-term investments	833	1,028
Receivables, net	1,646	1,550
Merchandise inventories	14,901	12,242
Other current assets	1,126	1,023
Total current assets	32,096	28,120
OTHER ASSETS
Property and equipment, net	22,288	21,807
Operating lease right-of-use assets	2,785	2,788
Other long-term assets	3,048	2,841
TOTAL ASSETS	$60,217	$55,556
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$17,014	$14,172
Accrued salaries and benefits	3,586	3,605
Accrued member rewards	1,451	1,393
Deferred membership fees	1,985	1,851
Current portion of long-term debt	96	95
Other current liabilities	8,535	3,728
Total current liabilities	32,667	24,844
OTHER LIABILITIES
Long-term debt, excluding current portion	7,529	7,514
Long-term operating lease liabilities	2,574	2,558
Other long-term liabilities	2,138	1,935
TOTAL LIABILITIES	44,908	36,851
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 442,955,000 and 441,255,000 shares issued and outstanding	4	4
Additional paid-in capital	6,725	6,698
Accumulated other comprehensive loss	(1,101)	(1,297)
Retained earnings	9,232	12,879
Total Costco stockholders’ equity	14,860	18,284
Noncontrolling interests	449	421
TOTAL EQUITY	15,309	18,705
TOTAL LIABILITIES AND EQUITY	$60,217	$55,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 22, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	1,166	1,166	15	1,181
Foreign-currency translation adjustment and other, net	—	—	—	196	—	196	13	209
Stock-based compensation	—	—	342	—	—	342	—	342
Release of vested restricted stock units (RSUs), including tax effects	1,913	—	(311)	—	—	(311)	—	(311)
Repurchases of common stock	(213)	—	(4)	—	(73)	(77)	—	(77)
Cash dividends declared	—	—	—	—	(4,740)	(4,740)	—	(4,740)
BALANCE AT NOVEMBER 22, 2020	442,955	$4	$6,725	$(1,101)	$9,232	$14,860	$449	$15,309

	12 Weeks Ended November 24, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	844	844	12	856
Foreign-currency translation adjustment and other, net	—	—	—	115	—	115	10	125
Stock-based compensation	—	—	302	—	—	302	—	302
Release of vested RSUs, including tax effects	2,253	—	(326)	—	—	(326)	—	(326)
Repurchases of common stock	(100)	—	(2)	—	(28)	(30)	—	(30)
Cash dividend declared	—	—	—	—	(287)	(287)	—	(287)
BALANCE AT NOVEMBER 24, 2019	441,778	$4	$6,391	$(1,321)	$10,787	$15,861	$363	$16,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 22, 2020	November 24, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,181	$856
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	404	369
Non-cash lease expense	63	39
Stock-based compensation	341	301
Other non-cash operating activities, net	(2)	16
Deferred income taxes	(9)	5
Changes in operating assets and liabilities:
Merchandise inventories	(2,580)	(2,384)
Accounts payable	2,785	2,664
Other operating assets and liabilities, net	464	236
Net cash provided by operating activities	2,647	2,102
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(273)	(321)
Maturities of short-term investments	484	397
Additions to property and equipment	(893)	(715)
Other investing activities, net	—	9
Net cash used in investing activities	(682)	(630)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	40	122
Tax withholdings on stock-based awards	(311)	(326)
Repurchases of common stock	(80)	(30)
Cash dividend payments	(310)	(573)
Other financing activities, net	(39)	(29)
Net cash used in financing activities	(700)	(836)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	48	7
Net change in cash and cash equivalents	1,313	643
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	12,277	8,384
CASH AND CASH EQUIVALENTS END OF PERIOD	$13,590	$9,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first quarter for:
Interest	$64	$50
Income taxes, net	$123	$97
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$4,430	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended November 22, 2020, Costco operated 803 warehouses worldwide: 558 in the United States (U.S.) located in 45 states, Washington, D.C., and Puerto Rico, 102 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 27 in Japan, 16 in Korea, 14 in Taiwan, 12 in Australia, three in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 30, 2020.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2021 is a 52-week year ending on August 29, 2021. References to the first quarter of 2021 and 2020 relate to the 12-week fiscal quarters ended November 22, 2020, and November 24, 2019, respectively.
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

Note 2—Acquisition of Innovel
On March 17, 2020, the Company acquired Innovel Solutions for $998 using existing cash and cash equivalents. Innovel (now known as Costco Wholesale Logistics or CWL) provides final-mile delivery, installation and white-glove capabilities for big and bulky products across the United States and Puerto Rico. Its financial results have been included in the Company's consolidated financial statements from the date of acquisition.
As of November 22, 2020, the initial accounting for the acquisition was incomplete, pending determination of the final purchase price, working capital adjustments, the fair value of operating lease right-of-use assets, operating lease liabilities, and other assumed obligations. The net purchase price of $998 was allocated to the tangible and intangible assets of $283 and liabilities assumed of $219, based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $934 was recorded as goodwill. Goodwill represents the acquisition's benefits to the Company, which include the ability to serve more members and improve delivery times, enabling growth in certain segments of our U.S. e-commerce operations. The Company assigned this goodwill, which is deductible for tax purposes, to reporting units within the U.S. segment. There were no changes to goodwill during the first quarter of 2021. The changes to the purchase price allocation originally recorded in the third quarter of 2020 were not material. As additional information becomes available, the provisional fair value estimates will be refined.
Note 3—Investments
The Company's investments were as follows:

November 22, 2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$471	$10	$481
Held-to-maturity:
Certificates of deposit	352	—	352
Total short-term investments	$823	$10	$833

August 30, 2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$436	$12	$448
Held-to-maturity:
Certificates of deposit	580	—	580
Total short-term investments	$1,016	$12	$1,028
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended November 22, 2020, and August 30, 2020. At those dates, there were no available-for-sale securities in a continuous unrealized-loss position. There were no sales of available-for-sale securities during the first quarter of 2021 or 2020.

The maturities of available-for-sale and held-to-maturity securities at November 22, 2020, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$199	$199	$352
Due after one year through five years	272	282	—
Total	$471	$481	$352

Note 4—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized.

	Level 2
	November 22, 2020	August 30, 2020
Investment in government and agency securities(1)	$481	$508
Forward foreign-exchange contracts, in asset position(2)	1	1
Forward foreign-exchange contracts, in (liability) position(2)	(20)	(21)
Total	$462	$488
 _______________
(1)At November 22, 2020, $481 short-term investments are included in the accompanying condensed consolidated balance sheets. At August 30, 2020, $60 cash and cash equivalents and $448 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At November 22, 2020, and August 30, 2020, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2021 or 2020.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2021 or 2020.

Note 5—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 22, 2020	August 30, 2020
2.300% Senior Notes due May 2022	$800	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	872	857
Total long-term debt	7,672	7,657
Less unamortized debt discounts and issuance costs	47	48
Less current portion(1)	96	95
Long-term debt, excluding current portion	$7,529	$7,514
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $8,024 and $7,987 at November 22, 2020, and August 30, 2020, respectively.
Note 6—Equity
Dividends
The Company’s current quarterly dividend is $0.70 per share, compared to $0.65 in the first quarter of 2020. On October 14, 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.70 per share, which was paid on November 13, 2020. On November 16, 2020, the Board of Directors declared a special cash dividend of $10.00 per share, which was paid on December 11, 2020. The special dividend was approximately $4,430 and was included in other current liabilities in the accompanying condensed consolidated balance sheets at November 22, 2020.
Stock Repurchase Programs
Stock repurchase activity during the first quarter of 2021 and 2020 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2021	213	$359.45	$77

First quarter of 2020	100	$295.97	$30
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under the approved plan was $3,668 at November 22, 2020. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

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
Summary of Restricted Stock Unit Activity
At November 22, 2020, 11,663,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•4,262,000 time-based RSUs, which vest upon continued employment over specified periods;
•27,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and
•102,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2021, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below or in the amount of unrecognized compensation cost.
The following table summarizes RSU transactions during the first quarter of 2021:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 30, 2020	5,174	$207.55
Granted	1,880	368.97
Vested and delivered	(2,744)	235.77
Forfeited	(21)	252.77
Outstanding at November 22, 2020	4,289	$260.03
The remaining unrecognized compensation cost related to nonvested RSUs at November 22, 2020, was $1,045, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Stock-based compensation expense	$341	$301
Less recognized income tax benefit	75	66
Stock-based compensation expense, net	$266	$235

Note 8—Taxes
The Company's reported effective income tax rate for the first quarter of 2021 was 26.3%, excluding the impact of discrete net tax benefits. The provision for income taxes was favorably impacted by discrete tax items, including $75 related to the excess tax benefit on stock compensation and $70 related to the special cash dividend payable to employees, who through the Costco 401(k) plan owned approximately 27,000,000 shares of Costco common stock through an employee stock ownership plan. Dividends on these shares are deductible for U.S. income tax purposes.

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

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Net income attributable to Costco	$1,166	$844
Weighted average basic shares	442,952	441,818
RSUs	1,434	1,862
Weighted average diluted shares	444,386	443,680
Anti-dilutive RSUs	432	—

Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigation arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
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
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The Company has moved to dismiss or strike portions of the complaint. In August 2019, Rough filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.
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
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company, alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under PAGA. Kristy v. Costco Wholesale Corp. (Case No. 20CV366341; Santa Clara County Superior Court). A motion to dismiss was filed as to the plaintiff's amended complaint, and the case has been stayed due to the plaintiff's bankruptcy.
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

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina and a third-party payor in Ohio, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 41 states and American Samoa. In 2019, similar actions were commenced against the Company in state court in Utah. Claims against the Company in state courts in New Jersey, Oklahoma, and Arizona have been dismissed. The Company is defending all of these matters.
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
On June 23, 2020, a putative class action was filed against the Company, the “Board of Directors,” the “Costco Benefits Committee” and others under the Employee Retirement Income Security Act, in the United States District Court for the Eastern District of Wisconsin. Dustin S. Soulek v. Costco Wholesale, et al., Case No. 20-cv-937. The class is alleged to be beneficiaries of the Costco 401(k) plan from June 23, 2014, and the claims are that the defendants breached their fiduciary duties in the operation and oversight of the plan. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. On September 11, the defendants filed a motion to dismiss the complaint, and on September 21 the plaintiffs filed an amended complaint, which the defendants have also moved to dismiss.

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
Note 11—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, U.K., Japan, Korea, Australia, Spain, Iceland, France and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 30, 2020, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, are incurred on behalf of the Company's Canadian and Other International operations, but are included in the U.S. operations because those costs generally come under the responsibility of the Company's U.S. management team.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended November 22, 2020
Total revenue	$31,292	$6,011	$5,905	$43,208
Operating income	848	293	289	1,430
12 Weeks Ended November 24, 2019
Total revenue	$27,065	$5,127	$4,848	$37,040
Operating income	635	228	198	1,061
52 Weeks Ended August 30, 2020
Total revenue	$122,142	$22,434	$22,185	$166,761
Operating income	3,633	860	942	5,435
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from business centers and e-commerce are allocated to the relevant categories:

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Foods and sundries	$18,019	$14,532
Hardlines	7,330	5,843
Fresh foods	5,863	4,576
Softlines	5,054	4,297
Ancillary and other	6,081	6,988
Total net sales	$42,347	$36,236

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs), energy and certain commodities, geopolitical conditions (including tariffs), the ability to maintain effective internal control over financial reporting, COVID-19 related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impacts, reduced member shopping due to illness, travel restrictions or financial hardship, shifts in demand away from discretionary or higher-priced products, reduced workforce due to illness, quarantine, or government mandates, temporary store closures due to reduced workforces or government mandates, supply-chain disruptions, or capacity constraints of third-party logistics suppliers and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
This management discussion should be read in conjunction with the management discussion included in our fiscal 2020 Annual Report on Form 10-K, previously filed with the SEC.
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
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales growth. Net sales includes our core merchandise categories (foods and sundries, hardlines, softlines, and fresh foods), warehouse ancillary and other businesses. We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales-related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain countries in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of country sales, less or no direct membership warehouse competition, or lack an e-commerce business.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarter of 2021 and 2020 relate to the 12-week fiscal quarters ended November 22, 2020, and November 24, 2019, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the first quarter of 2021 as compared to the first quarter of 2020 include:
•Net sales increased 17% to $42,347, driven by an increase in comparable sales of 15% and sales at 18 net new warehouses opened since the end of the first quarter of 2020;
•Membership fee revenue increased 7% to $861, primarily due to sign-ups at existing and new warehouses and online and upgrades to Executive Membership;
•Gross margin percentage increased 50 basis points, driven by certain core merchandise categories, partially offset by certain ancillary and other businesses;
•SG&A expenses as a percentage of net sales decreased 15 basis points primarily due to leveraging increased sales, partially offset by incremental wages as a result of COVID-19;
•On October 14, 2020, our Board declared a quarterly cash dividend of $0.70 per share, which was paid on November 13, 2020;
•On November 16, 2020, our Board declared a special cash dividend of $10.00 per share, which was paid on December 11, 2020;
•The provision for income taxes was impacted by: a benefit related to stock compensation of $75, or $0.17 per diluted share compared to $77, or $0.17 in the first quarter of 2020; and a benefit of $70, or $0.16 per diluted share, in connection with the portion of the special dividend payable to our 401(k) participants; and
•Net income was $1,166, or $2.62 per diluted share, compared to $844, or $1.90 per diluted share in 2020.

COVID-19
As the COVID-19 pandemic persists and, in many areas, confirmed cases rise, we have operated as an essential business. We remain focused on our strategy while prioritizing the health and safety of our members and employees. We have taken a variety of measures, as described in Item 1A Risk Factors of our fiscal 2020 Annual Report on Form 10-K, and their implications on our results of operations have impacted us across all reportable segments to varying degrees. We have recorded strong sales increases in our fresh foods and foods and sundries merchandise categories. This growth has led to improved gross margin and SG&A percentages, as we leveraged these sales to achieve greater efficiency. Our e-commerce business has also benefited, as more members have shopped online. Conversely, we have experienced decreases in both the sales and profitability in certain of our ancillary and other businesses. Additionally, we paid $212 in incremental wages during the first quarter of 2021 related to COVID-19.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Net Sales	$42,347	$36,236
Increases in net sales:
U.S	16%	6%
Canada	18%	3%
Other International	22%	7%
Total Company	17%	6%
Increases in comparable sales:
U.S	15%	5%
Canada	16%	3%
Other International	19%	3%
Total Company	15%	4%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S	17%	5%
Canada	17%	5%
Other International	18%	4%
Total Company	17%	5%
Net Sales
Net sales increased $6,111 or 17% during the first quarter of 2021 compared to the first quarter of 2020. This improvement was attributable to an increase in comparable sales of 15% in the first quarter of 2021, and sales at the 18 net new warehouses opened since the end of the first quarter of 2020. During the first quarter of 2021, we experienced strong results in our core merchandise categories, primarily fresh foods and foods and sundries, as well as in our e-commerce business as a result of COVID-19. Sales in certain ancillary and other businesses weakened compared to the first quarter of 2020, largely driven by price deflation and lower volume in our gasoline business, and minimal demand in our travel business.

Changes in gasoline prices negatively impacted net sales by $727, or 201 basis points, compared to 2020, due to a 19% decrease in the average price per gallon. The volume of gasoline sold decreased approximately 10%, negatively impacting net sales by $399, or 110 basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $105, or 29 basis points, compared to the first quarter of 2020, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 15% in the first quarter of 2021, and were positively impacted by increases in average ticket and shopping frequency. There was an increase of 86% in e-commerce comparable sales in the first quarter of 2021.
Membership Fees

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Membership fees	$861	$804
Membership fees as a percentage of net sales	2.03%	2.22%
Total paid members (000s)	59,100	54,700
Total cardholders (000s)	107,100	99,900
Membership fees increased 7% in the first quarter of 2021, due primarily to signups at existing and new warehouses and online and upgrades to Executive Membership. At the end of the first quarter of 2021, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.
Gross Margin

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Net sales	$42,347	$36,236
Less merchandise costs	37,458	32,233
Gross margin	$4,889	$4,003
Gross margin percentage	11.55%	11.05%
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 65 basis points. This increase was across all categories, but most significantly in fresh foods, where gross margins increased primarily as a result of efficiencies from increased sales. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage increased 50 basis points compared to the first quarter of 2020. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.35%, an increase of 30 basis points. This was primarily due to a 66 basis point increase in core merchandise categories, predominantly fresh foods and foods and sundries. Warehouse ancillary and other businesses decreased 20 basis points, as certain of these businesses were negatively impacted by lower sales due to COVID-19. Gross margin was also negatively impacted by incremental wages related to COVID-19 of 12 basis points and increased spending by members under the Executive Membership 2% reward program of four basis points.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales, performed similarly to the consolidated results above other than the warehouse ancillary and other businesses in our Canada and Other International segments, which increased overall due to their gasoline and e-commerce operations.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 22, 2020	November 24, 2019
SG&A expenses	$4,298	$3,732
SG&A expenses as a percentage of net sales	10.15%	10.30%
SG&A expenses as a percentage of net sales decreased 15 basis points compared to the first quarter of 2020. SG&A expenses as a percentage of net sales, excluding the impact of gasoline price deflation, was 9.98%, a decrease of 32 basis points compared to the prior year. Warehouse operations and other businesses were lower by 62 basis points, largely attributable to payroll and benefits, primarily due to leveraging increased sales. Stock compensation expense was lower by four basis points and central operating costs were lower by three basis points. SG&A expenses were negatively impacted by 37 basis points due to incremental wages as a result of COVID-19.
Preopening Expense

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Preopening expenses	$22	$14
Warehouse openings, including relocations
United States	7	3
Canada	2	1
Other International	1	—
Total warehouse openings, including relocations	10	4
Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2021, we expect to open 12 to 14 warehouses.
Interest Expense

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Interest expense	$39	$38
Interest expense is primarily related to Senior Notes.

Interest Income and Other, Net

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Interest income	$10	$32
Foreign-currency transaction gains (losses), net	8	(4)
Other, net	11	7
Interest income and other, net	$29	$35
Interest income decreased in the first quarter 2021 due to lower interest rates, partially offset by higher average cash and investment balances. Foreign-currency transaction gains (losses), net include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020.
Provision for Income Taxes

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Provision for income taxes	$239	$202
Effective tax rate	16.8%	19.1%
The effective tax rate for the first quarter of 2021 was favorably impacted by net discrete tax benefits of $135. This was primarily attributable to $75 of excess tax benefits related to stock compensation and $70 related to the special cash dividend payable to employees, who through our 401(k) plan owned shares of Costco common stock through an employee stock ownership plan. Employees owned approximately 27,000,000 shares of Costco stock through our 401(k) plan. Excluding net discrete tax benefits, the tax rate was 26.3% for the first quarter of 2021.
The effective tax rate for the first quarter of 2020 was favorably impacted by $77 due to excess tax benefits from stock compensation.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 22, 2020	November 24, 2019
Net cash provided by operating activities	$2,647	$2,102
Net cash used in investing activities	(682)	(630)
Net cash used in financing activities	(700)	(836)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $14,423 and $13,305 at November 22, 2020, and August 30, 2020, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $2,048 and $1,636 at November 22, 2020, and August 30, 2020, respectively. These receivables generally settle within four days. Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2,647 in the first quarter of 2021, compared to $2,102 in the first quarter of 2020. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, payment terms with our suppliers, and the amount of payables paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $682 in the first quarter of 2021, compared to $630 in the first quarter of 2020, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first quarter of 2021, we spent $893 on capital expenditures. While the impacts of COVID-19 have delayed certain construction projects, it is our current intention to spend between $3,000 and $3,200 during fiscal 2021. We opened 10 new warehouses, including two relocations, in the first quarter of 2021 and plan to open 12 to 14 additional new warehouses in the remainder of fiscal 2021. There can be no assurance that current expectations will be realized; plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $700 in the first quarter of 2021, compared to $836 in the first quarter of 2020. Cash flow used in financing activities was primarily related to withholding taxes on stock-based awards, the payment of dividends, and repurchases of common stock.
Stock Repurchase Programs
During the first quarter of 2021 and 2020, we repurchased 213,000 and 100,000 shares of common stock, at an average price per share of $359.45 and $295.97, respectively, totaling approximately $77 and $30, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Dividends
On October 14, 2020, our Board declared a quarterly cash dividend of $0.70 per share payable to shareholders of record on October 30, 2020, which was paid on November 13, 2020. On November 16, 2020, the Board declared a special cash dividend of $10.00 per share, which was paid on December 11, 2020. The special dividend was approximately $4,430 and was included in other current liabilities in the accompanying condensed consolidated balance sheets at November 22, 2020.

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 22, 2020, we had borrowing capacity under these facilities of $1,002. Our international operations maintain $526 of the borrowing capacity under bank credit facilities, of which $207 is guaranteed by the Company. There were no short-term borrowings outstanding under the bank credit facilities at the end of the first quarter of 2021 or at the end of 2020.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $212. The outstanding commitments under these facilities at the end of the first quarter of 2021 totaled $177, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Contractual Obligations
As of the date of this Report, there were no material changes to our contractual obligations outside the ordinary course of business since the end of our last fiscal year.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020. There have been no material changes to the critical accounting policies previously disclosed in that Report.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020.

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 22, 2020 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of 2021 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
August 31, 2020 — September 27, 2020	83,000	$344.10	83,000	$3,716
September 28, 2020 — October 25, 2020	82,000	367.82	82,000	3,686
October 26, 2020 — November 22, 2020	48,000	371.55	48,000	3,668
Total first quarter	213,000	$359.45	213,000
 _______________
(1)Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.
Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/16/2020	3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

3.2.1	Amendments to Sections 3.3, 3.4 and 3.6 of the Bylaws of Costco Wholesale Corporation, (to be effective and first apply with respect to the Company's 2022 Annual Meeting of Shareholders)		8-K		9/16/2020

10.1	Fiscal 2021 Executive Bonus Plan		8-K		10/15/2020

10.2	Extension of the Term of the Executive Employment Agreement, effective January 1, 2021, between W. Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 16, 2020	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 16, 2020	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director