Form 10-Q
period 2021-02-14
COSTCO WHOLESALE CORP /NEW
filed 2021-03-10
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 14, 2021
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

The number of shares outstanding of the issuer's common stock as of March 3, 2021 was 442,533,785.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
REVENUE
Net sales	$43,888	$38,256	$86,235	$74,492
Membership fees	881	816	1,742	1,620
Total revenue	44,769	39,072	87,977	76,112
OPERATING EXPENSES
Merchandise costs	39,078	34,056	76,536	66,289
Selling, general and administrative	4,342	3,743	8,640	7,475
Preopening expenses	9	7	31	21
Operating income	1,340	1,266	2,770	2,327
OTHER INCOME (EXPENSE)
Interest expense	(40)	(34)	(79)	(72)
Interest income and other, net	19	45	48	80
INCOME BEFORE INCOME TAXES	1,319	1,277	2,739	2,335
Provision for income taxes	348	330	587	532
Net income including noncontrolling interests	971	947	2,152	1,803
Net income attributable to noncontrolling interests	(20)	(16)	(35)	(28)
NET INCOME ATTRIBUTABLE TO COSTCO	$951	$931	$2,117	$1,775
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.15	$2.10	$4.78	$4.02
Diluted	$2.14	$2.10	$4.76	$4.00
Shares used in calculation (000s):
Basic	443,134	442,021	443,043	441,920
Diluted	444,494	443,727	444,440	443,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$971	$947	$2,152	$1,803
Foreign-currency translation adjustment and other, net	148	47	357	172
Comprehensive income	1,119	994	2,509	1,975
Less: Comprehensive income attributable to noncontrolling interests	28	22	56	44
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,091	$972	$2,453	$1,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 14, 2021	August 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,637	$12,277
Short-term investments	617	1,028
Receivables, net	1,934	1,550
Merchandise inventories	13,865	12,242
Other current assets	1,255	1,023
Total current assets	26,308	28,120
OTHER ASSETS
Property and equipment, net	22,531	21,807
Operating lease right-of-use assets	2,887	2,788
Other long-term assets	3,192	2,841
TOTAL ASSETS	$54,918	$55,556
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$14,383	$14,172
Accrued salaries and benefits	4,132	3,605
Accrued member rewards	1,541	1,393
Deferred membership fees	2,048	1,851
Current portion of long-term debt	95	95
Other current liabilities	4,365	3,728
Total current liabilities	26,564	24,844
OTHER LIABILITIES
Long-term debt, excluding current portion	7,522	7,514
Long-term operating lease liabilities	2,651	2,558
Other long-term liabilities	2,052	1,935
TOTAL LIABILITIES	38,789	36,851
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 442,654,000 and 441,255,000 shares issued and outstanding	4	4
Additional paid-in capital	6,843	6,698
Accumulated other comprehensive loss	(961)	(1,297)
Retained earnings	9,766	12,879
Total Costco stockholders’ equity	15,652	18,284
Noncontrolling interests	477	421
TOTAL EQUITY	16,129	18,705
TOTAL LIABILITIES AND EQUITY	$54,918	$55,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 14, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 22, 2020	442,955	$4	$6,725	$(1,101)	$9,232	$14,860	$449	$15,309
Net income	—	—	—	—	951	951	20	971
Foreign-currency translation adjustment and other, net	—	—	—	140	—	140	8	148
Stock-based compensation	—	—	123	—	—	123	—	123
Release of vested restricted stock units (RSUs), including tax effects	7	—	—	—	—	—	—	—
Repurchases of common stock	(308)	—	(5)	—	(107)	(112)	—	(112)
Cash dividend declared	—	—	—	—	(310)	(310)	—	(310)
BALANCE AT FEBRUARY 14, 2021	442,654	$4	$6,843	$(961)	$9,766	$15,652	$477	$16,129

	12 Weeks Ended February 16, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 24, 2019	441,778	$4	$6,391	$(1,321)	$10,787	$15,861	$363	$16,224
Net income	—	—	—	—	931	931	16	947
Foreign-currency translation adjustment and other, net	—	—	—	41	—	41	6	47
Stock-based compensation	—	—	118	—	—	118	—	118
Release of vested RSUs, including tax effects	6	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(162)	—	(2)	—	(47)	(49)	—	(49)
Cash dividend declared	—	—	—	—	(287)	(287)	—	(287)
BALANCE AT FEBRUARY 16, 2020	441,622	$4	$6,506	$(1,280)	$11,384	$16,614	$385	$16,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 14, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	2,117	2,117	35	2,152
Foreign-currency translation adjustment and other, net	—	—	—	336	—	336	21	357
Stock-based compensation	—	—	465	—	—	465	—	465
Release of vested restricted stock units (RSUs), including tax effects	1,920	—	(311)	—	—	(311)	—	(311)
Repurchases of common stock	(521)	—	(9)	—	(180)	(189)	—	(189)
Cash dividends declared	—	—	—	—	(5,050)	(5,050)	—	(5,050)
BALANCE AT FEBRUARY 14, 2021	442,654	$4	$6,843	$(961)	$9,766	$15,652	$477	$16,129

	24 Weeks Ended February 16, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	1,775	1,775	28	1,803
Foreign-currency translation adjustment and other, net	—	—	—	156	—	156	16	172
Stock-based compensation	—	—	420	—	—	420	—	420
Release of vested RSUs, including tax effects	2,259	—	(327)	—	—	(327)	—	(327)
Repurchases of common stock	(262)	—	(4)	—	(75)	(79)	—	(79)
Cash dividends declared	—	—	—	—	(574)	(574)	—	(574)
BALANCE AT FEBRUARY 16, 2020	441,622	$4	$6,506	$(1,280)	$11,384	$16,614	$385	$16,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 14, 2021	February 16, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,152	$1,803
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	820	758
Non-cash lease expense	124	77
Stock-based compensation	463	419
Other non-cash operating activities, net	(6)	14
Deferred income taxes	(21)	1
Changes in operating assets and liabilities:
Merchandise inventories	(1,480)	(394)
Accounts payable	191	(537)
Other operating assets and liabilities, net	442	580
Net cash provided by operating activities	2,685	2,721
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(384)	(636)
Maturities of short-term investments	823	777
Additions to property and equipment	(1,466)	(1,260)
Other investing activities, net	(10)	19
Net cash used in investing activities	(1,037)	(1,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	(67)	(17)
Repayments of long-term debt	—	(1,200)
Tax withholdings on stock-based awards	(311)	(327)
Repurchases of common stock	(186)	(77)
Cash dividend payments	(4,740)	(573)
Other financing activities, net	(46)	(34)
Net cash used in financing activities	(5,350)	(2,228)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	9
Net change in cash and cash equivalents	(3,640)	(598)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	12,277	8,384
CASH AND CASH EQUIVALENTS END OF PERIOD	$8,637	$7,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of the year for:
Interest	$78	$60
Income taxes, net	$755	$380
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$310	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended February 14, 2021, Costco operated 803 warehouses worldwide: 558 in the United States (U.S.) located in 45 states, Washington, D.C., and Puerto Rico, 102 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 27 in Japan, 16 in Korea, 14 in Taiwan, 12 in Australia, three in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2021 is a 52-week year ending on August 29, 2021. References to the second quarter of 2021 and 2020 relate to the 12-week fiscal quarters ended February 14, 2021, and February 16, 2020, respectively. References to the first half of 2021 and 2020 relate to the 24 weeks ended February 14, 2021, and February 16, 2020, respectively.
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
At February 14, 2021, the initial accounting for the acquisition was incomplete, pending determination of the final purchase price, working capital adjustments, the fair value of operating lease right-of-use assets, operating lease liabilities, and other assumed obligations. The net purchase price of $998 was allocated to the tangible and intangible assets of $286 and liabilities assumed of $237, based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $949 was recorded as goodwill. Goodwill represents the acquisition's benefits to the Company, which include the ability to serve more members and improve delivery times, enabling growth in certain segments of our U.S. e-commerce operations. The Company assigned this goodwill, which is deductible for tax purposes, to reporting units within the U.S. segment. The changes to the purchase price allocation originally recorded in the third quarter of 2020 were not material. The provisional period ends and the final accounting will be complete in the third quarter of 2021.
Note 3—Investments
The Company's investments were as follows:

February 14, 2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$452	$9	$461
Held-to-maturity:
Certificates of deposit	156	—	156
Total short-term investments	$608	$9	$617

August 30, 2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$436	$12	$448
Held-to-maturity:
Certificates of deposit	580	—	580
Total short-term investments	$1,016	$12	$1,028
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended February 14, 2021, and August 30, 2020. At those dates, there were no available-for-sale securities in a continuous unrealized-loss position. There were no sales of available-for-sale securities during the first half of 2021 or 2020.

The maturities of available-for-sale and held-to-maturity securities at February 14, 2021, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$206	$207	$156
Due after one year through five years	246	254	—
Total	$452	$461	$156

Note 4—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized.

	Level 2
	February 14, 2021	August 30, 2020
Investment in government and agency securities(1)	$463	$508
Forward foreign-exchange contracts, in asset position(2)	4	1
Forward foreign-exchange contracts, in (liability) position(2)	(22)	(21)
Total	$445	$488
 _______________
(1)At February 14, 2021, $2 cash and cash equivalents and $461 short-term investments are included in the accompanying condensed consolidated balance sheets. At August 30, 2020, $60 cash and cash equivalents and $448 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At February 14, 2021, and August 30, 2020, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2021 or 2020.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first half of 2021 or 2020.

Note 5—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 14, 2021	August 30, 2020
2.300% Senior Notes due May 2022	$800	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	861	857
Total long-term debt	7,661	7,657
Less unamortized debt discounts and issuance costs	44	48
Less current portion(1)	95	95
Long-term debt, excluding current portion	$7,522	$7,514
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $7,895 and $7,987 at February 14, 2021, and August 30, 2020, respectively.
Note 6—Equity
Dividends
The Company’s current quarterly dividend is $0.70 per share, compared to $0.65 in the second quarter of 2020. On January 21, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.70 per share, which was paid on February 19, 2021. On December 11, 2020, an aggregate payment of approximately $4,430 was made in connection with the special cash dividend of $10.00 per share, declared on November 16, 2020.
Stock Repurchase Programs
Stock repurchase activity during the second quarter and first half of 2021 and 2020 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2021	308	$362.95	$112
First half of 2021	521	$361.52	$189

Second quarter of 2020	162	$301.50	$49
First half of 2020	262	$299.40	$79
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. The remaining amount available for stock repurchases under the approved plan was $3,556 at February 14, 2021. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 7—Stock-Based Compensation
The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant and the future forfeited shares from grants under the previous plan, up to a maximum of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
As required by the Company's Seventh Restated 2002 Incentive Plan and 2019 Incentive Plan, in conjunction with the 2021 special cash dividend the number of shares subject to outstanding RSUs was increased on the dividend record date to preserve their value. They were adjusted by multiplying the number of outstanding shares by a factor of 1.019 (rounded up to a whole share), representing the ratio of the Nasdaq closing price of $391.77 on November 30, 2020, which was the last trading day immediately prior to the ex-dividend date, to the Nasdaq opening price of $384.50 on the ex-dividend date, December 1, 2020. The outstanding RSUs increased by approximately 94,000. The adjustment did not result in additional stock-based compensation expense, as the fair value of the awards did not change. As further required by the Seventh Restated 2002 Incentive Plan and the 2019 Incentive Plan, the maximum number of shares issuable under each plan was proportionally adjusted, which resulted in an additional 222,000 RSU shares available to be granted.
Summary of Restricted Stock Unit Activity
At February 14, 2021, 11,946,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•4,285,000 time-based RSUs, which vest upon continued employment over specified periods;
•29,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and
•102,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2021, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the second quarter of 2021, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first half of 2021:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 30, 2020	5,174	$207.55
Granted	1,982	369.15
Vested and delivered	(2,752)	235.72
Forfeited	(82)	250.66
Special cash dividend	94	N/A
Outstanding at February 14, 2021	4,416	$257.77
The remaining unrecognized compensation cost related to unvested RSUs at February 14, 2021, was $951, and the weighted-average period over which this cost will be recognized is 1.7 years.

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Stock-based compensation expense	$122	$118	$463	$419
Less recognized income tax benefit	22	21	97	87
Stock-based compensation expense, net	$100	$97	$366	$332

Note 8—Taxes
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

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Net income attributable to Costco	$951	$931	$2,117	$1,775
Weighted average basic shares	443,134	442,021	443,043	441,920
RSUs	1,360	1,706	1,397	1,784
Weighted average diluted shares	444,494	443,727	444,440	443,704

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
In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jadan v. Costco Wholesale Corp. (Case No. 19-CV-340438; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. In October 2019, the parties reached an agreement on a class settlement, which received court approval in January 2021.
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
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The Company has moved for partial summary judgment, and the parties have filed competing motions regarding class certification. In August 2019, Rough filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.

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
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company, alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under PAGA. Kristy v. Costco Wholesale Corp. (Case No. 5:20-cv-04119; N.D. Cal.). The Company filed a motion to dismiss as to the plaintiff's amended complaint, and the case has been stayed due to the plaintiff's bankruptcy.
In July 2020, an employee filed an action under PAGA on behalf of all California non-exempt employees alleging violations of California Labor Code provisions regarding meal and rest periods, minimum wage, overtime, wage statements, reimbursement of expenses, and payment of wages at termination. Schwab v. Costco Wholesale Corp. (Case No. 37-2020-00023551-CU-OE-CTL; San Diego County Superior Court). In August 2020, the Company filed a motion to strike portions of the complaint.
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the FLSA and New York Labor Law for failure to pay for all hours worked on a weekly basis and failure to provide proper wage statements and notices. The plaintiff also asserts individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). The Company has not yet responded to the complaint.
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
The Company and its CEO and CFO are defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash.; filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash.; filed Dec. 11, 2018). The complaints allege violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting. They seek unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On January 30, 2019, an order was entered consolidating the actions, and a consolidated amended complaint was filed on April 16, 2019. On November 26, 2019, the court entered an order dismissing the consolidated amended complaint and granting the plaintiffs leave to file a further amended complaint. A further amended complaint was filed on March 9, which the court dismissed with prejudice on August 19, 2020. An appeal in the Ninth Circuit is pending.

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
On June 23, 2020, a putative class action was filed against the Company, the “Board of Directors,” the “Costco Benefits Committee” and others under the Employee Retirement Income Security Act, in the United States District Court for the Eastern District of Wisconsin. Dustin S. Soulek v. Costco Wholesale, et al., Case No. 20-cv-937. The class is alleged to be beneficiaries of the Costco 401(k) plan from June 23, 2014, and the claims are that the defendants breached their fiduciary duties in the operation and oversight of the plan. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. On September 11, 2020, the defendants filed a motion to dismiss the complaint, and on September 21 the plaintiffs filed an amended complaint, which the defendants have also moved to dismiss.
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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended February 14, 2021
Total revenue	$32,127	$6,001	$6,641	$44,769
Operating income	790	236	314	1,340
12 Weeks Ended February 16, 2020
Total revenue	$28,523	$5,231	$5,318	$39,072
Operating income	821	202	243	1,266
24 Weeks Ended February 14, 2021
Total revenue	$63,419	$12,012	$12,546	$87,977
Operating income	1,638	529	603	2,770
24 Weeks Ended February 16, 2020
Total revenue	$55,588	$10,358	$10,166	$76,112
Operating income	1,456	430	441	2,327
52 Weeks Ended August 30, 2020
Total revenue	$122,142	$22,434	$22,185	$166,761
Operating income	3,633	860	942	5,435
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from business centers and e-commerce are allocated to the relevant categories:

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Foods and sundries	$17,624	$14,984	$35,643	$29,516
Hardlines	8,306	6,774	15,636	12,617
Fresh foods	6,254	5,079	12,117	9,655
Softlines	5,417	4,504	10,471	8,801
Ancillary and other	6,287	6,915	12,368	13,903
Total net sales	$43,888	$38,256	$86,235	$74,492

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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin will be influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarter of 2021 and 2020 relate to the 12-week fiscal quarters ended February 14, 2021, and February 16, 2020, respectively. References to the first half of 2021 and 2020 relate to the 24 weeks ended February 14, 2021, and February 16, 2020, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the second quarter of 2021 as compared to the second quarter of 2020 include:
•Net sales increased 15% to $43,888, driven by an increase in comparable sales of 13% and sales at 18 net new warehouses opened since the end of the second quarter of 2020;
•Membership fee revenue increased 8% to $881, driven by signups at warehouses and online and by upgrades to Executive Membership;
•Gross margin percentage decreased two basis points, driven by certain ancillary and other businesses and incremental wages due to COVID-19, partially offset by increases in our core merchandise categories;
•SG&A expenses as a percentage of net sales increased 11 basis points, primarily due to incremental wages as a result of COVID-19, partially offset by leveraging increased sales;
•On January 21, 2021, our Board declared a quarterly cash dividend of $0.70 per share, which was paid on February 19, 2021. The special cash dividend of $10.00 per share declared on November 16, 2020, was paid on December 11, 2020; and
•Net income was $951, or $2.14 per diluted share, compared to $931, or $2.10 per diluted share in 2020.

COVID-19
As the COVID-19 pandemic persists we continue to operate as an essential business. We remain focused on our strategy while prioritizing the health and safety of our members and employees. We have taken a variety of measures, as described in Item 1A Risk Factors of our fiscal 2020 Annual Report on Form 10-K, which have impacted us across all reportable segments to varying degrees. We have recorded strong sales and profitability in our fresh foods, foods and sundries, and our e-commerce business. Conversely, we have experienced decreases in sales and profitability in certain of our ancillary and other businesses, primarily in our gasoline and travel businesses. COVID-related supply constraints have adversely affected some merchandise categories and are expected to do so for the foreseeable future.
We paid $246 and $458 in incremental wages during the second quarter and first half of 2021, respectively, related to COVID-19. The incremental wage and benefit costs associated with COVID-19, which began on March 1, 2020 and ended on February 28, 2021, totaled approximately $825.
Effective March 1, 2021, we implemented permanent wage increases for hourly and most salaried warehouse employees. The estimated annualized pre-tax cost of these permanent wage increases is approximately $400. Additionally, in certain areas where we do business in the United States, governments have mandated, or are considering mandating extra pay for classes of employees that include our employees, which will result in higher costs.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Net Sales	$43,888	$38,256	$86,235	$74,492
Increases in net sales:
U.S	13%	10%	14%	8%
Canada	15%	9%	16%	6%
Other International	25%	12%	24%	9%
Total Company	15%	10%	16%	8%
Increases in comparable sales:
U.S	11%	9%	13%	7%
Canada	13%	9%	15%	6%
Other International	22%	8%	20%	6%
Total Company	13%	9%	14%	7%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S	13%	8%	15%	7%
Canada	11%	7%	14%	6%
Other International	18%	7%	18%	6%
Total Company	13%	8%	15%	6%

Net Sales
Net sales increased $5,632 or 15%, and $11,743 or 16% during the second quarter and first half of 2021, respectively, compared to the second quarter and first half of 2020. This improvement was attributable to an increase in comparable sales of 13% and 14% in the second quarter and first half of 2021, respectively, and sales at the 18 net new warehouses opened since the end of the second quarter of 2020. During the second quarter and first half of 2021, we experienced increased sales in our core merchandise categories, both in our warehouses and online due in part to COVID-19. Sales in certain ancillary and other businesses weakened compared to the second quarter and first half of 2020, largely driven by our gasoline and travel businesses.
During the second quarter of 2021, changes in gasoline prices negatively impacted net sales by $367, or 96 basis points, compared to 2020, due to a 10% decrease in the average price per gallon. The volume of gasoline sold decreased approximately 9%, negatively impacting net sales by $341, or 89 basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $423, or 110 basis points, compared to the second quarter of 2020, attributable to our Canadian and Other International operations.
During the first half of 2021, changes in gasoline prices negatively impacted net sales by $1,094, or 147 basis points, compared to 2020, due to a 15% decrease in the average price per gallon. The volume of gasoline sold decreased approximately 9%, negatively impacting net sales by $740, or 99 basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $527, or 71 basis points, compared to the first half of 2020, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 13% and 14% in the second quarter and first half of 2021, respectively, and were positively impacted by increases in average ticket and shopping frequency. There was an increase of 76% and 80% in e-commerce comparable sales in the second quarter and first half of 2021, respectively.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Membership fees	$881	$816	$1,742	$1,620
Membership fees as a percentage of net sales	2.01%	2.13%	2.02%	2.17%
Total paid members (000s)	59,700	55,300	—	—
Total cardholders (000s)	108,300	100,900	—	—
Membership fees increased 8% in both the second quarter and first half of 2021, driven by signups at warehouses and online and by upgrades to Executive Membership. At the end of the second quarter of 2021, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date. In the fourth quarter of 2020, we standardized our membership count methodology globally to be consistent with the U.S. and Canada. If this standardization would have been done at the end of the second quarter of 2020, it would have resulted in an addition to the count of approximately 2.2 million total cardholders, of which 1.4 million were paid members. Membership fee income and the renewal rate calculations were not affected.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Net sales	$43,888	$38,256	$86,235	$74,492
Less merchandise costs	39,078	34,056	76,536	66,289
Gross margin	$4,810	$4,200	$9,699	$8,203
Gross margin percentage	10.96%	10.98%	11.25%	11.01%
Quarterly Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 71 basis points. This increase was across all categories, most significantly in fresh foods, primarily as a result of efficiencies from increased sales. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased two basis points compared to the second quarter of 2020. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.87%, a decrease of 11 basis points. This was primarily due to a 55 basis point decrease in warehouse ancillary and other businesses, certain of which were negatively impacted by lower sales due to COVID-19, predominantly in our gasoline and travel businesses. The decreases in warehouse ancillary and other business were partially offset by e-commerce. Gross margin was also negatively impacted by incremental wages related to COVID-19 of 14 basis points and increased spending by members under the Executive Membership 2% reward program of five basis points. These decreases were partially offset by an increase of 63 basis points in our core merchandise categories, predominantly fresh foods.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), performed similarly to the consolidated results above for our U.S. segment. The segment gross margin percentage increased in our Canadian and Other International segments, primarily due to increases in fresh foods and foods and sundries partially offset by incremental wages related to COVID-19 and increased spending by members under the Executive Membership 2% reward program.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales, increased 72 basis points. This increase was across all categories, most significantly in fresh foods where gross margins increased primarily as a result of efficiencies from increased sales.
Total gross margin percentage increased 24 basis points compared to the first half of 2020. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.11%, an increase of ten basis points. This was primarily due to an increase of 68 basis points in our core merchandise categories, predominantly fresh foods and foods and sundries. These increases were partially offset by a 41 basis point decrease in warehouse ancillary and other businesses, certain of which were negatively impacted by lower sales due to COVID-19, predominantly our gasoline and travel businesses. The decreases in warehouse ancillary and other businesses were partially offset by e-commerce. Gross margin was also negatively impacted by incremental wages related to COVID-19 of 13 basis points and increased spending by members under the Executive Membership 2% reward program of four basis points.

The segment gross margin percentage decreased in our U.S. segment primarily due to warehouse ancillary and other businesses and incremental wages related to COVID-19, partially offset by increases in our core merchandise categories. Our Canada and Other International segments increased primarily due to certain of our core merchandise categories and warehouse ancillary and other businesses. These increases were partially offset by the incremental wages and increased spending by executive members discussed above.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
SG&A expenses	$4,342	$3,743	$8,640	$7,475
SG&A expenses as a percentage of net sales	9.89%	9.78%	10.02%	10.03%
Quarterly Results
SG&A expenses as a percentage of net sales increased 11 basis points compared to the second quarter of 2020. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.81%, an increase of three basis points compared to the prior year. SG&A expenses were negatively impacted by 42 basis points due to incremental wages as a result of COVID-19. Central operating costs were also higher by two basis points, largely in our U.S. segment. These increases were partially offset by a decrease of 38 basis points due to warehouse operations and other businesses, largely attributable to payroll and benefits, primarily due to leveraging increased sales. Stock compensation expense was lower by three basis points.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased one basis point compared to the first half of 2020. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.89%, a decrease of 14 basis points compared to the prior year. Warehouse operations and other businesses were lower by 50 basis points, largely attributable to payroll and benefits, primarily due to leveraging increased sales. Stock compensation expense was also lower by three basis points. SG&A expenses were negatively impacted by 39 basis points due to incremental wages as a result of COVID-19.
Preopening Expense

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Preopening expenses	$9	$7	$31	$21
Warehouse openings, including relocations
United States	0	0	7	3
Canada	0	0	2	1
Other International	0	0	1	0
Total warehouse openings, including relocations	0	0	10	4
Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2021, we expect to open 13 warehouses.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Interest expense	$40	$34	$79	$72
Interest expense is primarily related to Senior Notes. Interest expense increased in the second quarter and first half of 2021 due to higher long-term debt balances.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Interest income	$11	$30	$21	$62
Foreign-currency transaction gains (losses), net	(1)	8	7	4
Other, net	9	7	20	14
Interest income and other, net	$19	$45	$48	$80
Interest income decreased in the second quarter and first half of 2021 due to lower interest rates, partially offset by higher average cash and investment balances. Foreign-currency transaction gains (losses), net include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 14, 2021	February 16, 2020	February 14, 2021	February 16, 2020
Provision for income taxes	$348	$330	$587	$532
Effective tax rate	26.4%	25.9%	21.5%	22.8%
The effective tax rate for the first half of 2021 was favorably impacted by net discrete tax benefits of $136, which primarily related to the first quarter. This included $75 of excess tax benefits related to stock compensation and $70 related to the portion of the special cash dividend payable through our 401(k) plan. The effective tax rate for the first half of 2020 was favorably impacted by net discrete tax benefits of $79, primarily related to excess tax benefits from stock compensation. Excluding the discrete net tax benefits, the tax rate was 26.4% and 26.2% for the first half of 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 14, 2021	February 16, 2020
Net cash provided by operating activities	$2,685	$2,721
Net cash used in investing activities	(1,037)	(1,100)
Net cash used in financing activities	(5,350)	(2,228)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $9,254 and $13,305 at February 14, 2021, and August 30, 2020, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,659 and $1,636 at February 14, 2021, and August 30, 2020, respectively. These receivables generally settle within four days. Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2,685 in the first half of 2021, compared to $2,721 in the first half of 2020. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the strategic forward deployment of inventory to accelerate delivery times to our members, payment terms with our suppliers, and the amount of payables paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,037 in the first half of 2021, compared to $1,100 in the first half of 2020, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first half of 2021, we spent $1,466 on capital expenditures. While COVID-19 has delayed certain construction projects, it is our current intention to spend between $3,000 and $3,200 during fiscal 2021. We opened 10 new warehouses, including two relocations, in the first half of 2021 and plan to open 13 additional new warehouses in the remainder of fiscal 2021. There can be no assurance that current expectations will be realized; plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $5,350 in the first half of 2021, compared to $2,228 in the first half of 2020. Cash flow used in financing activities was primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock.

Dividends
On January 21, 2021, our Board declared a quarterly cash dividend of $0.70 per share payable to shareholders of record on February 5, 2021, which was paid on February 19, 2021. On December 11, 2020, an aggregate payment of approximately $4,430 was made in connection with the special cash dividend of $10.00 per share, declared on November 16, 2020.
Stock Repurchase Program
During the first half of 2021 and 2020, we repurchased 521,000 and 262,000 shares of common stock, at an average price per share of $361.52 and $299.40, respectively, totaling approximately $189 and $79, respectively. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 14, 2021, we had borrowing capacity under these facilities of $1,051. Our international operations maintain $575 of the borrowing capacity under bank credit facilities, of which $207 is guaranteed by the Company. There were no short-term borrowings outstanding under the bank credit facilities at the end of the second quarter of 2021 or at the end of 2020.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $215. The outstanding commitments under these facilities at the end of the second quarter of 2021 totaled $181, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign-currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020.

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 14, 2021 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of 2021 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 23, 2020 — December 20, 2020	34,000	$371.10	34,000	$3,655
December 21, 2020 — January 17, 2021	122,000	367.92	122,000	3,610
January 18, 2021 — February 14, 2021	152,000	357.17	152,000	3,556
Total second quarter	308,000	$362.95	308,000
 _______________
(1)Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.
Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/16/2020	3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

3.2.1	Amendments to Sections 3.3, 3.4 and 3.6 of the Bylaws of Costco Wholesale Corporation, (to be effective and first apply with respect to the Company’s 2022 Annual Meeting of Shareholders)		8-K		9/16/2020

10.1	Seventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 10, 2021	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

March 10, 2021	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director